Form 10-Q
period 1996-03-31
ZOLTEK COMPANIES INC
filed 1996-05-15
CIK 890923

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC   20549


                             --------------------


                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                             --------------------



For the quarter ended March 31, 1996              Commission File No. 0-20600
                      --------------                                  -------

                                       ZOLTEK COMPANIES, INC.
                                       ----------------------
                       (Exact name of registrant as specified in its charter)

       Missouri                                            43-1311101
       --------                                            ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                              Identification No.)

3101 McKelvey Road, St. Louis, Missouri                       63044
- - ---------------------------------------                       -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (314) 291-5110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No
                                                    ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 1, 1996, 6,939,695 shares of Common Stock, $.01 par value, were outstanding.

PART I.   FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                                     ZOLTEK COMPANIES, INC.

                                   CONSOLIDATED BALANCE SHEET
                                   --------------------------

                                                           (UNAUDITED)
                                                             MARCH 31,        SEPTEMBER 30,
ASSETS                                                         1996               1995
                                                          ------------        -------------
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . .   $  8,837,424        $  1,677,400
     Accounts receivable, less allowance for doubtful
        accounts of $164,504 and $28,038, respectively.      7,981,517           3,066,427
     Inventories. . . . . . . . . . . . . . . . . . . .     12,942,561           3,127,339
     Prepaid expenses . . . . . . . . . . . . . . . . .        315,777              27,144
     Other receivable . . . . . . . . . . . . . . . . .      2,038,842
     Assets held for sale . . . . . . . . . . . . . . .        244,946             581,472
                                                          ------------        ------------
         Total current assets . . . . . . . . . . . . .     32,361,067           8,479,782
Property and equipment, net . . . . . . . . . . . . . .     31,802,903           9,355,773
Notes receivable  . . . . . . . . . . . . . . . . . . .        374,353             200,000
Loan origination and deferred costs . . . . . . . . . .         64,919             354,175
Intangible assets, net. . . . . . . . . . . . . . . . .        151,312
Other assets      . . . . . . . . . . . . . . . . . . .         14,925                 500
                                                          ------------        ------------
         Total assets . . . . . . . . . . . . . . . . .   $ 64,769,479        $ 18,390,230
                                                          ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term notes payable . . . . . . . . . . . . .   $  1,959,844
     Current maturities of long-term debt . . . . . . .        861,233        $    744,542
     Trade accounts payable . . . . . . . . . . . . . .      9,224,829             861,578
     Other short-term liabilities . . . . . . . . . . .      1,690,265             290,060
     Reserve for reorganization of acquired operations.      3,654,699
     Income taxes payable . . . . . . . . . . . . . . .        263,486             262,052
                                                          ------------        ------------
         Total current liabilities. . . . . . . . . . .     17,654,356           2,158,232
Deferred income taxes . . . . . . . . . . . . . . . . .        522,000             522,000
Long-term debt, less current maturities . . . . . . . .      5,608,714           6,191,157
Other long-term liabilities . . . . . . . . . . . . . .      2,473,623
Minority interest . . . . . . . . . . . . . . . . . . .        591,977
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, no shares issued or
       outstanding. . . . . . . . . . . . . . . . . . .
     Common stock, $.01 par value, 20,000,000 and
       8,000,000 shares authorized, 6,939,695 and
      4,813,203 shares issued and outstanding,
      respectively. . . . . . . . . . . . . . . . . . .         69,397              48,132
     Additional paid-in capital . . . . . . . . . . . .     30,395,745           4,208,336
     Retained earnings. . . . . . . . . . . . . . . . .      7,453,667           5,262,373
                                                          ------------        ------------
                                                            37,918,809           9,518,841
                                                          ------------        ------------
         Total liabilities and shareholders' equity . .   $ 64,769,479        $ 18,390,230
                                                          ============        ============

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                      ZOLTEK COMPANIES, INC.

                                 CONSOLIDATED STATEMENT OF INCOME
                                 --------------------------------

                                              (UNAUDITED)                   (UNAUDITED)
                                     THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                     ----------------------------    --------------------------
                                           1996         1995             1996         1995
                                           ----         ----             ----         ----
Net sales                              $18,862,542   $3,302,401       $28,214,251   $5,704,371
Cost of sales                           14,465,937    2,056,444        21,165,470    3,379,414
                                       -----------   ----------       -----------   ----------
     Gross profit                        4,396,605    1,245,957         7,048,781    2,324,957
Selling, general and administrative
 expenses                                2,762,713      491,225         3,888,687      873,697
                                       -----------   ----------       -----------   ----------
     Income from operations              1,633,892      754,732         3,160,094    1,451,260
Other income (expense):
     Interest expense                     (252,443)    (191,451)         (434,850)    (375,174)
     Interest income                       149,709                        262,186
     Other, net                            166,976          724           136,573        1,324
                                       -----------   ----------       -----------   ----------
Income from continuing operations
 before income taxes                     1,698,134      564,005         3,124,003    1,077,410
Provision for income taxes                 447,609      211,971           933,289      403,741
                                       -----------   ----------       -----------   ----------
     Net income from continuing
      operations                         1,250,525      352,034         2,190,714      673,669
Income from discontinued operations,
 net of income taxes                         5,192       89,578            22,427      137,363
                                       -----------   ----------       -----------   ----------
     Net income before minority
      interest                           1,255,717      441,612         2,213,141      811,032
Less:  interest of minority
 shareholders in income of
 consolidated subsidiary                    15,711                         21,846
                                       -----------   ----------       -----------   ----------
     Net income                        $ 1,240,006   $  441,612       $ 2,191,295   $  811,032
                                       ===========   ==========       ===========   ==========

Net income per share:
     Income from continuing
      operations                       $       .18   $      .07       $       .35   $      .14
     Discontinued operations                   .00          .02               .00          .03
     Minority interest                         .00          .00               .00          .00
                                       -----------   ----------       -----------   ----------
Net income per share                   $       .18   $      .09       $       .35   $      .17
                                       ===========   ==========       ===========   ==========

Weighted average common shares
 outstanding                             6,925,549    4,799,024         6,327,210    4,769,928

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                   ZOLTEK COMPANIES, INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                            ------------------------------------
                                                                  (UNAUDITED)
                                                           SIX MONTHS ENDED MARCH 31,
                                                           --------------------------
                                                              1996             1995
                                                              ----             ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . $ 2,191,295     $   811,032
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
      Depreciation and amortization. . . . . . . . . . . .   1,160,779         530,127
      Unrealized foreign exchange loss . . . . . . . . . .      11,481
      Minority interest. . . . . . . . . . . . . . . . . .      21,846
      Changes in assets and liabilities, net of effects
       from purchase of Viscosa:
        (Increase) decrease in accounts receivable. . . . .    238,395        (140,421)
        Decrease in refundable income taxes . . . . . . . .                    194,918
        Increase in other receivables . . . . . . . . . . . (1,243,434)
        Increase in inventories . . . . . . . . . . . . . . (2,952,103)     (1,484,619)
        Increase in prepaid expenses. . . . . . . . . . . .   (288,633)       (141,513)
        Decrease in inventories held for sale . . . . . . .    284,822
        Decrease in notes receivable. . . . . . . . . . . .     80,093
        Increase in intangible assets . . . . . . . . . . .    (21,925)
        Increase in trade accounts payable. . . . . . . . .     14,310         646,608
        Increase (decrease) in other short-term liabilities    248,174         (80,441)
        Decrease in reserve for reorganization. . . . . . .   (295,301)
        Increase in income taxes payable. . . . . . . . . .      1,434          81,028
        Decrease in other long-term liabilities . . . . . . (1,380,476)
        Decrease in minority interest . . . . . . . . . . .    (18,148)
                                                           -----------      ----------
     Total adjustments. . . . . . . . . . . . . . . . . . . (4,138,686)       (394,313)
                                                           -----------      ----------
  Net cash provided (used) by operating activities. . . . . (1,947,391)        416,719
                                                           -----------      ----------
  Cash flows from investing activities:
     Payments for purchase of Viscosa, net of cash
       acquired . . . . . . . . . . . . . . . . . . . . . .(17,309,887)
     Payments for purchase of property and equipment. . . . (1,229,891)       (290,865)
                                                           -----------      ----------
  Net cash used by investing activities . . . . . . . . . .(18,539,778)       (290,865)
                                                           -----------      ----------
  Cash flows from financing activities:
     Net increase (decrease) in borrowing under credit
       facilities . . . . . . . . . . . . . . . . . . . . .                 (1,027,969)
     Net proceeds from exercise of stock options and
       warrants . . . . . . . . . . . . . . . . . . . . . .    (84,684)        268,797
     Proceeds from secondary stock offering . . . . . . . . 26,291,321
     Increase in loan origination costs . . . . . . . . . .                     (6,824)
     Decrease in deferred costs . . . . . . . . . . . . . .    286,256
     Proceeds from issuance of notes payable. . . . . . . .  4,983,772       5,650,000
     Repayment of notes payable . . . . . . . . . . . . . . (3,829,472)     (4,968,791)
                                                           -----------      ----------
  Net cash provided (used) by financing activities. . . . . 27,647,193         (84,787)
                                                           -----------      ----------
  Net increase in cash. . . . . . . . . . . . . . . . . . .  7,160,024          41,067
  Cash and cash equivalents at beginning of period. . . . .  1,677,400         156,496
                                                           -----------      ----------
  Cash and cash equivalents at end of period. . . . . . . .$ 8,837,424      $  197,563
                                                           ===========      ==========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . .$   415,683      $  405,940
     Income taxes . . . . . . . . . . . . . . . . . . . . .$   931,855      $  213,054

    The accompanying notes are an integral part of the unaudited consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

1.   UNAUDITED FINANCIAL STATEMENTS

       In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1995 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1995. The results for the quarter and six-month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1996.

2.     PRINCIPLES OF CONSOLIDATION

       Zoltek Companies, Inc. (the Company) is a holding company, having no operations of its own. Zoltek Corporation (Zoltek) develops, manufactures and markets carbon fibers for selected markets, including uses in aircraft brakes and other composite materials. In August 1995, the Company disposed of it former equipment and services business unit, which supplied industrial process equipment, aftermarket components and repair services, and has been reclassified as a discontinued operation (Note 7). Zoltek Magyar Viscosa Rt (Viscosa) manufactures and markets to the textile industry acrylic and nylon fibers and yarns. Other Viscosa products include nylon granules, plastic grids and nets, and carboxyl-methyl cellulose. In addition, Viscosa provides public works services for plant use and to the town of Nyergesujfalu, Hungary. Viscosa maintains its accounting records in accordance with Hungarian law. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles.
Viscosa's consolidated balance sheet was translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect during the period.


       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zoltek and Viscosa. All significant intercompany transactions and balances have been eliminated.

3.     ACQUISITION

       On December 8, 1995, the Company completed the acquisition of Viscosa. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and retired substantially all the debt of Viscosa for an aggregate amount of approximately $18 million. Substantially all the remaining equity is owned by Viscosa's employees. In the second quarter of fiscal year 1996, the Company made $3 million available to fund Viscosa's working capital requirements.
The Company believes that Viscosa's operations may require up to an additional $2 million to supplement Viscosa's internally generated funds and short-term credit facilities. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. The preliminary purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess of the fair market value of the assets acquired over the purchase price was allocated to reduce property and equipment.

       Set forth below are pro forma combined results of operations of Zoltek and Viscosa for the six months ended March 31, 1996 as if the Viscosa acquisition had been completed as of October 1, 1995 and for the six months ended March 31, 1995 as if the Viscosa acquisition had been completed as of October 1, 1994:

                                             Six months ended March 31,
                                             --------------------------
                                                1996            1995
                                                ----            ----
  Net sales . . . . . . . . . . . . . . . .  $39,580,721     $32,367,952
  Income (loss) before extraordinary items.    2,149,557      (2,057,034)
  Net income. . . . . . . . . . . . . . . .    2,129,809        9,019,633<F*>
  Net income per share. . . . . . . . . . .  $       .31     $       1.30

- - ----------------
  <F*> The period ended March 31, 1995 includes extraordinary items related to the sale of certain assets and the forgiveness of certain debt in December 1994 for a net gain of $11.3 million.

  The pro forma combined financial information set forth above is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the acquisition been completed as of the first day of each period presented.

4.   INVENTORIES

  Inventories consist of the following:

                                                     MARCH 31,   SEPTEMBER 30,
                                                        1996         1995
                                                     ---------   -------------

  Raw materials . . . . . . . . . . . . . . . . . . $ 4,641,777  $ 1,091,113
  Work-in-process . . . . . . . . . . . . . . . . .   1,665,622      106,343
  Finished goods. . . . . . . . . . . . . . . . . .   6,635,162    1,929,883
                                                    -----------  -----------

                                                    $12,942,561  $ 3,127,339
                                                    ===========  ===========

5.   PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                     MARCH 31,   SEPTEMBER 30,
                                                       1996          1995
                                                     ---------   -------------

  Land. . . . . . . . . . . . . . . . . . . . . . . $ 1,040,904  $   314,009
  Buildings and improvements. . . . . . . . . . . .  14,725,584    5,290,932
  Machinery and equipment . . . . . . . . . . . . .  19,208,048    7,272,943
  Furniture and fixtures. . . . . . . . . . . . . .   2,047,682      718,687
  Construction in progress. . . . . . . . . . . . .     107,094
                                                    -----------  -----------
                                                     37,129,312   13,596,571

  Less:  accumulated depreciation . . . . . . . . .  (5,326,409)  (4,240,798)
                                                    -----------  -----------

                                                    $31,802,903  $ 9,355,773
                                                    ===========  ===========

6.   SECONDARY STOCK OFFERING

    Pursuant to a secondary public offering in November 1995, the Company sold 2,085,000 shares of common stock and received net proceeds of $26.3 million. The Company used approximately $18 million to fund the purchase of Viscosa and the remaining proceeds will be utilized for Viscosa's working capital needs, and general corporate purposes, including capital expenditures.

7.   DISCONTINUED OPERATIONS

  In view of the equipment and services business unit's operating performance, demands of the unit on the Company's finite managerial resources and the perceived opportunities in the carbon fibers operations, the Company's Board of Directors authorized in August 1995 the disposition of the Company's equipment and services business unit. Revenues from the equipment and services business unit were $566,000 and $3.3 million for the six months ended March 31, 1996 and 1995, respectively.

  On August 31, 1995, the Company sold the valves, pumps and repair and fluid-sealing product lines for aggregate consideration of approximately $2.5 million (consisting of $1.7 million cash, $586,000 of debt assumption and a note receivable for $200,000). The sale resulted in an after-tax gain of approximately $230,000 for financial statement reporting purposes which was recorded in the fourth quarter of fiscal 1995. The Company is holding for sale the equipment and services business unit's remaining product line, flexible graphite products, which the Company expects to dispose of by the end of the third quarter of fiscal 1996.

  The assets of the flexible graphite products unit are presented as Assets held for sale in the consolidated balance sheet at March 31, 1996 at their net book value which is their estimated net realizable value. No loss on the discontinuance of the business unit is anticipated. The components of Assets held for sale at March 31, 1996 consist of the following:

                  Inventories . . . . . . . .          $167,707
                  Property and equipment, net            77,239
                                                       --------
                                                       $244,946
                                                       ========

                          ZOLTEK COMPANIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS


GENERAL
- - -------

    During the second quarter of fiscal 1996, the Company achieved significant sales growth in its carbon fiber business, while it continued to execute its strategy of expanding the market and its production capacity for low cost carbon fibers. The Company began construction of continuous carbon fiber line facilities at its plant in Hungary, and is seeking to locate a suitable site for an additional production facility in the United States.

    An integral part of the Company's strategy is to secure reliable low cost sources of raw materials used in the production of carbon fibers. Pursuant to this strategy, on December 8, 1995, the Company completed the acquisition of Viscosa. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and retired substantially all the debt of Viscosa for an aggregate amount of $18 million. Substantially all the remaining equity is owned by Viscosa's employees. The Company plans to purchase the Viscosa shares owned by the Viscosa employees in exchange for shares of Zoltek or cash.

    Pursuant to a secondary public offering in November 1995, the Company sold 2,085,000 shares of common stock and received net proceeds of approximately $26.3 million. The Company used $18 million to fund the purchase of Zoltek Magyar Viscosa Rt ("Viscosa") and the remaining proceeds will be utilized for Viscosa's working capital needs and general corporate purposes, including capital expenditures. In the second fiscal quarter, the Company made $3 million available to fund Viscosa's working capital requirements. The
Company believes that Viscosa's operations may require up to an additional $2 million to supplement Viscosa's internally generated funds and short-term borrowing facilities. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition



RESULTS OF OPERATIONS
- - ---------------------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995
- - -------------------------------------------------------------------------------

    The Company's net sales for the second quarter increased 471% to $18.9 million. The increase was due to the inclusion of Viscosa sales revenue of $14.4 million and an increase in sales of carbon fibers. Revenue from the carbon fiber business grew 34% to $4.4 million compared to $3.3 million in the second quarter of fiscal 1995. Revenue from both carbon fiber product groups (the low cost, high strength carbon fibers and the specialty application carbon fibers) showed increases from the prior year quarter. Although actual capacity of carbon fiber production varies with product mix, the current quarter's level of sales represented manufacturing levels at substantially full capacity utilization. The Company plans to increase its capacity for specialty carbon fibers by the fiscal year-end 1996. This increase in capacity is in response to identified customer demand.

    Total Company gross profit increased 253% to $4.4 million. Gross profit from Zoltek's carbon fiber business increased 51% to $1.9 million. As a percentage of net sales, Zoltek's gross profit from carbon fiber operations was 42% in the quarter ended March 31, 1996 compared to 38% in the prior year quarter. This increase was attributable primarily to variations in the mix of products sold.

    Selling, general and administrative expenses were $2.8 million in the second quarter of fiscal 1996. Excluding the effect of the Viscosa acquisition, selling, general and administrative expenses increased 29% to $635,000 in the second quarter of fiscal 1996 compared to the prior year quarter. This increase was primarily due to the addition of marketing, engineering and research and development personnel in the current year. As a percentage of net sales, selling, general and administrative expenses for the carbon fiber business decreased to 14.3% in the current year quarter versus 14.9% in the prior year quarter, reflecting improved leveraging of fixed costs.

    In response to identified customer demand, the Company plans to increase its capacity for specialty carbon fibers by fiscal year-end 1996. As referenced above, the Company has begun efforts to increase capacity of its low cost, high strength carbon fibers at its Hungarian facility.

    Total Company interest expense was $252,000 in the second quarter of fiscal 1996. Interest income for the second fiscal quarter was $150,000. Net interest expense, net of interest income, declined 46% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. This decrease was attributable to increased cash balances and lower outstanding debt balances in the current year. Debt was reduced through the use of proceeds from the sale of the equipment and services business unit in the fourth quarter of fiscal 1995 and the secondary public offering in November 1995.

    During the recent three-month period, the Company reported income tax expense of $448,000 compared to income tax expense of $212,000 in the second quarter of fiscal 1995, while the effective tax rate remained relatively constant excluding the effect of the Viscosa acquisition.

    In connection with the Company's determination in August 1995 to dispose of its equipment and services business unit, the Company put the unit's business and related assets up for sale. The results of the unit's operations have been reclassified to separately identify them as discontinued operations. The valves, pumps and repair and fluid sealing product lines were sold in August 1995. The Company is holding for sale the unit's remaining product line, flexible graphite products, which the Company expects to dispose of by the end of the third quarter of fiscal 1996. The unit reported net sales of $278,000 in the second quarter of fiscal 1996 and $1.7 million in the corresponding period of fiscal 1995. The unit reported income from operations, net of income taxes, of $5,200 in the second quarter of 1996 versus $89,600 in the second quarter of 1995.

    The Company completed the acquisition of Viscosa on December 8, 1995. The transaction is being reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. For the quarter ended March 31, 1996, Viscosa reported net sales of $14.4 million and income from operations of $388,000. After the acquisition, Viscosa's operations benefited from Zoltek's involvement by improved raw material procurement--through better costs and more consistent availability, elimination of debt and lease obligations, and higher production rates. The impact of Viscosa's results on the Company's results of operations for the second quarter of fiscal 1996 is not necessarily indicative of future financial performance due to the transition from government to Company ownership.

    As a result of the foregoing, net income increased to $1.2 million in the second quarter of fiscal 1996 from $442,000 in the second quarter of fiscal 1995. Similarly, the Company reported net income per share of $.18 in the 1996 quarter and $.09 in the 1995 quarter. Weighted average common shares increased to 6.9 million from 4.8 million due primarily to the secondary offering in November 1995.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995
- - ---------------------------------------------------------------------------

    Net sales for the Company increased 395% to $28.2 million for the first six months of fiscal year 1996. The higher sales revenue resulted from the consolidation of Viscosa's activities since its date of acquisition and an increase in Zoltek's carbon fiber business. Sales revenue from Zoltek's carbon fiber business totalled $9.4 million in the first half of fiscal year 1996, an increase of 64% compared to the first half of fiscal year 1995.
Higher sales revenues were recorded in both the low cost, high strength carbon fiber products and the specialty carbon fiber products. Sales revenue continued to be constrained by production capacity.

    Total Company gross profit increased 203% to $7 million for the first half of fiscal 1996. Increased gross profit resulted from the consolidation of Viscosa after its acquisition by the Company and a 58% increase in gross profit from Zoltek's carbon fiber business to $3.7 million as compared to the same period in the prior year. As a percentage of net sales, Zoltek's gross profit from the carbon fiber business was 39% and 41%, respectively, when comparing the first six months of 1996 to the corresponding period of 1995. This decrease was attributable to a change in product mix and reduced selling prices as the Company pursues its low cost carbon fiber strategy of broadening applications for carbon composites through enhanced affordability.

    Selling, general and administrative expenses were $3.9 million in the first six months of the current fiscal year. Excluding the effects of the Viscosa acquisition, selling, general and administrative expenses increased to $1.1 million from $874,000 in the first half of fiscal year 1995. This increase was due to the addition of engineering, development and administrative staff during the six months ended March 31, 1996, as well as costs related to the increased sales level. However, as a percentage of net sales, selling, general and administrative expenses for the carbon fiber business declined to 12% in the recent period versus 15% in the corresponding period of the previous year. This improvement was due to the rate of growth of the sales base.

    Total Company interest expense was $435,000 for the six months ended March 31, 1996. Interest income for the period was $262,000. Interest expense, net of interest income, declined 54% for the first half of 1996 compared to the first half of 1995. This decrease was largely attributable to increased cash balances and lower outstanding debt balances in the current year.

    During the recent six-month period, the Company reported income tax expense of $933,000 compared to $404,000 for the first half of 1995, while the effective tax rate remained relatively constant between years, excluding the effects of the Viscosa acquisition.

    In connection with the Company's determination in August 1995 to dispose of its equipment and services business unit, the Company put the unit's business and related assets up for sale. The results of the unit's operations have been reclassified to separately identify them as discontinued operations. The valves, pumps and repair and fluid sealing product lines were sold in August 1995. The Company is holding for sale the unit's remaining product line, flexible graphite products, which had a book value of $245,946 at March 31, 1996 and which the Company expects to dispose of by the end of the third quarter of fiscal 1996. The unit reported net sales of $566,000 in the first half of fiscal 1996 and $3.3 million in the corresponding period of fiscal 1995. The unit reported income from operations, net of income taxes, of $22,400 in the first six months of 1996 versus $137,300 in the first six months of 1995.

    The Company completed the acquisition of Viscosa on December 8, 1995. The transaction is being reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. For the period from December 8, 1995 to March 31, 1996, Viscosa reported net sales of $18.9 million and income from operations of $616,000. After the acquisition, Viscosa's operations benefited from Zoltek's involvement by improved raw material procurement--through better costs and more consistent availability, elimination of debt and lease obligations, and higher production rates. The impact of Viscosa's results on the Company's results of operations for the interim period of fiscal 1996 is not necessarily indicative of future financial performance due to the transition from government to Company ownership.

    As a result of the foregoing, net income increased to $2.2 million in the first six months of fiscal 1996 from $811,000 reported for the first six months of 1995. Similarly, the Company reported net income per share of $.35 in the recently completed period and net income per share of $.17 in last year's period. Weighted average common shares outstanding increased to 6.3 million from 4.8 million due primarily to the secondary offering in November 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

    At March 31, 1996, the Company reported working capital of $14.7 million compared to working capital of $6.3 million at September 30, 1995. The improvement in working capital was due primarily to the proceeds of the secondary stock offering, partially offset by the effect of the acquisition of Viscosa.

    During the first six months of the fiscal year, the Company incurred capital expenditures of $1.2 million on various projects, primarily increasing capacity and improving infrastructure. These expenditures were financed principally with cash generated from operations.

    Pursuant to a secondary stock offering in November 1995, the Company sold 2,085,000 shares of Common Stock and realized net proceeds of approximately $26.3 million. The Company utilized approximately $18 million to fund the purchase of the Viscosa acquisition. In the second fiscal quarter, the Company made available $3 million to fund Viscosa's working capital requirements. The remaining proceeds will be used for working capital needs of Viscosa and general corporate purposes, including capital expenditures. During the second quarter Viscosa obtained $5 million of short-term financing consisting of working capital loans and commercial letters of credit.

    In August 1995, the Company sold its valves, pumps and repair and fluid-sealing product lines for an aggregate sale price of approximately $2.5 million (consisting of $1.7 million cash, $586,000 of debt assumption and a note receivable for $200,000). Pursuant to the sale agreement, the purchaser agreed to buy two facilities held subject to mortgages with a principal balance of the debt to be assumed, once lender approval has been obtained (which is expected to occur by June 30, 1996). Until such sale, the Company continues to hold the properties subject to a lease to the purchaser, which provides for rental in an amount equal to loan payments due on the mortgage loans. The Company is holding for sale the unit's remaining product line, flexible graphite products with an aggregate book value of $244,946 at March 31, 1996, and which the Company expects to dispose of by the end of the third quarter of fiscal 1996. The Company believes the value of the buildings significantly exceeds the amount of the mortgages.

    The Company's Revolving Credit Agreement has a maximum borrowing capacity of $2.5 million. At March 31, 1996, there were no outstanding borrowings under this line of credit. In addition, the Company has $1 million of unused borrowing ability under a working capital credit facility as of March 31, 1996. The Company has received preliminary approval from its bank for a $5 million equipment loan to finance planned U.S. capital expenditures, including an additional continuous carbonization line. The Company is currently reviewing financing options, including funding from the International Finance Corporation and the European Bank of Reconstruction and Development for non-recourse financing, for the addition of carbon fiber manufacturing lines at Viscosa's facilities.

    The Company plans to install two continuous carbonization lines at Viscosa's facility by the end of 1996. The Company also plans to establish a new U.S. carbon fibers facility by the end of 1996. The Company expects to fund the capital expenditures associated with this project with available cash and borrowings.

    The Company believes that its available working capital, internally generated funds, together with the financing discussed above, will be sufficient to fund the Company's currently planned business operations. In the event that identified customer demand is forecasted to require substantial increases in capacity, the Company would expect to finance associated capital expenditures with the public or private sale of debt or equity.

    The increase in the Company's working capital, fixed assets and liabilities were due primarily to the acquisition of Viscosa and its consolidation into the Company's financial statements. Other receivable of $2 million consisted primarily of VAT and import tax refunds due to Viscosa from the Hungarian Taxing Authorities. Other short-term liabilities of $1.7 million consisted primarily of taxes owed by Viscosa which relate to payroll taxes, VAT and advances from customers. Other long-term liabilities were related to various supply agreements between Viscosa and its vendors.

                          ZOLTEK COMPANIES, INC.


                            SEGMENT INFORMATION


                                                              (UNAUDITED)
                                                       SIX MONTHS ENDED MARCH 31,
                                                       --------------------------
                                                        1996<F*>        1995
                                                        ----            ----

Net sales
  Zoltek Corporation. . . . . . . . . . . . . . . .   $ 9,355,728    $ 5,704,371
  Zoltek Magyar Viscosa Rt. . . . . . . . . . . . .    18,858,523           -
                                                      -----------    -----------
                                                       28,214,251    $ 5,704,371
                                                      ===========    ===========

Income from operations
  Zoltek Corporation. . . . . . . . . . . . . . . .   $ 2,915,624    $ 1,451,260
  Zoltek Magyar Viscosa Rt. . . . . . . . . . . . .       616,490            -
  General corporate expenses. . . . . . . . . . . .      (372,020)
                                                      -----------    -----------
                                                      $ 3,160,094    $ 1,451,260
                                                      ===========    ===========

Total assets
  Zoltek Corporation. . . . . . . . . . . . . . . .   $16,900,694    $13,133,281
  Zoltek Magyar Viscosa Rt. . . . . . . . . . . . .    40,152,222           -
  General corporate . . . . . . . . . . . . . . . .     7,716,563
                                                      -----------    -----------
                                                      $64,769,479    $13,133,281
                                                      ===========    ===========

Capital expenditures
  Zoltek Corporation. . . . . . . . . . . . . . . .   $ 1,150,863    $   189,231
  Zoltek Magyar Viscosa Rt. . . . . . . . . . . . .        79,028           -
                                                      -----------    -----------
                                                      $ 1,229,891    $   189,231
                                                      ===========    ===========

Depreciation and amortization expense
  Zoltek Corporation. . . . . . . . . . . . . . . .   $   528,301    $   392,652
  Zoltek Magyar Viscosa Rt. . . . . . . . . . . . .       632,478           -
                                                      -----------    -----------
                                                      $ 1,160,779    $   392,652
                                                      ===========    ===========

- - --------------------------
<F*> Information for Zoltek Magyar Viscosa Rt is from
     the date of acquisition, December 8, 1995, to March 31, 1996.

                             ZOLTEK COMPANIES, INC.

PART II.  OTHER INFORMATION


          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------

               The registrant's annual meeting of shareholders was held February 15, 1996. At such meeting, the shareholders considered and voted upon the following:

               1.  Zsolt Rumy and Charles Dill were
                   reelected as directors of the
                   registrant, with the results of the
                   voting as follows:

                                               Votes For    Votes Withheld
                                               ---------    --------------

                   Zsolt Rumy                  6,423,651        21,334
                   Charles Dill                6,422,351        22,634

                   The terms of the following directors of the registrant continued after the meeting: Linn
                   Bealke, James Betts, James Dorr, and John Kardos.

               2.  The registrant's Restated Articles
                   of Incorporation was amended to
                   increase the authorized number of
                   shares of common stock from
                   8,000,000 shares to 20,000,000
                   shares, with the results of the
                   voting as follows:

                                  Votes For  Votes Withheld
                                  ---------  --------------

                                  6,218,799     226,186

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   --------------------------------

                 (a)       Exhibits:

                           27      Financial Data Schedules

                 (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1996.

                              SIGNATURE
                              ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Zoltek Companies, Inc.
                                                  (Registrant)


Date:  May 15, 1996                  By:     /s/William P. Downey
       ------------                      ---------------------------------
                                                William P. Downey
                                             Chief Financial Officer