Form 10-Q
period 1996-06-30
ZOLTEK COMPANIES INC
filed 1996-08-14
CIK 890923

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC   20549



                     --------------------------


                             FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




                 -------------------------------------



For the quarter ended June 30, 1996        Commission File No. 0-20600
                      -------------                            -------


                          ZOLTEK COMPANIES, INC.
                          ----------------------
            (Exact name of registrant as specified in its charter)

          Missouri                                  43-1311101
          --------                                  ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

3101 McKelvey Road, St. Louis, Missouri               63044
- ---------------------------------------               -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (314) 291-5110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No
                                                   ----    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 1, 1996, 13,910,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.    FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                                               ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED BALANCE SHEET
                                             --------------------------

                                                                                    (UNAUDITED)
                                                                                      JUNE 30,     SEPTEMBER 30,
                                                                                        1996           1995
                                                                                    ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  8,492,458   $  1,677,400
   Accounts receivable, less allowance for doubtful accounts of $158,297 and
     $28,038, respectively                                                             9,823,646      3,066,427
   Inventories                                                                        14,158,787      3,127,339
   Prepaid expenses                                                                       78,272         27,144
   Other receivable                                                                    2,128,102
   Assets held for sale                                                                                 581,472
                                                                                    ------------   ------------
      Total current assets                                                            34,681,265      8,479,782
Property and equipment, net                                                           32,887,238      9,355,773
Notes receivable                                                                         628,276        200,000
Loan origination and deferred costs                                                       65,902        354,175
Intangible assets, net                                                                   121,829
Other assets                                                                              13,914            500
                                                                                    ------------   ------------
      Total assets                                                                  $ 68,398,424   $ 18,390,230
                                                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                                         $  3,508,501
   Current maturities of long-term debt                                                  885,761   $    744,542
   Trade accounts payable                                                             10,256,052        861,578
   Other short-term liabilities                                                        1,505,478        290,060
   Reserve for reorganization of acquired operations                                   3,566,198
   Income taxes payable                                                                  657,286        262,052
                                                                                    ------------   ------------
      Total current liabilities                                                       20,379,276      2,158,232
Deferred income taxes                                                                    522,000        522,000
Long-term debt, less current maturities                                                5,395,910      6,191,157
Other long-term liabilities                                                            2,447,370
Minority interest                                                                        142,146
Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding
   Common stock, $.01 par value, 20,000,000 and 8,000,000 shares authorized,
     13,910,338 and 4,813,203 shares issued and outstanding, respectively                139,103         48,132
   Additional paid-in capital                                                         30,557,008      4,208,336
   Cumulative translation adjustment                                                    (169,389)
   Retained earnings                                                                   8,985,000      5,262,373
                                                                                    ------------   ------------
                                                                                      39,511,722      9,518,841
                                                                                    ------------   ------------
      Total liabilities and shareholders' equity                                    $ 68,398,424   $ 18,390,230
                                                                                    ============   ============

                  The accompanying notes are an integral part of the consolidated financial statements.

                                                       ZOLTEK COMPANIES, INC.

                                                  CONSOLIDATED STATEMENT OF INCOME
                                                  --------------------------------

                                                                 (UNAUDITED)                        (UNAUDITED)
                                                         THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                         ---------------------------         --------------------------
                                                              1996          1995                 1996         1995
                                                              ----          ----                 ----         ----
Net sales                                                  $18,999,243    $2,970,171          $47,213,494   $8,674,542
Cost of sales                                               13,901,827     1,738,518           35,067,297    5,117,932
                                                           -----------    ----------          -----------   ----------
   Gross profit                                              5,097,416     1,231,653           12,146,197    3,556,610
Selling, general and administrative
 expenses                                                    2,669,996       458,728            6,558,684    1,332,425
                                                           -----------    ----------          -----------   ----------
   Income from operations                                    2,427,420       772,925            5,587,513    2,224,185
Other income (expense):
   Interest expense                                           (261,092)     (186,610)            (695,942)    (561,784)
   Interest income                                             124,807        11,644              386,993       11,644
   Other, net                                                 (193,514)          784              (56,941)       2,108
                                                           -----------    ----------          -----------   ----------
Income from continuing operations before
  income taxes                                               2,097,621       598,743            5,221,623    1,676,153
Provision for income taxes                                     506,784       223,206            1,440,073      626,948
                                                           -----------    ----------          -----------   ----------
  Net income from continuing operations                      1,590,837       375,537            3,781,550    1,049,205
Income from discontinued operations,
  net of income taxes                                           16,157        72,349               38,584      209,713
                                                           -----------    ----------          -----------   ----------
  Net income before minority interest                        1,606,994       447,886            3,820,134    1,258,918
Less:  interest of minority shareholder
 in income of consolidated subsidiary                            6,110                             27,957
                                                           -----------    ----------          -----------   ----------
  Net income                                               $ 1,600,884    $  447,886          $ 3,792,177   $1,258,918
                                                           ===========    ==========          ===========   ==========
Net income per share:
   Income from continuing
    operations                                             $       .12    $      .04          $       .29   $      .11
   Discontinued operations                                         .00           .01                  .00          .02
                                                           -----------    ----------          -----------   ----------
Net income per share                                       $       .12    $      .05          $       .29   $      .13
                                                           ===========    ==========          ===========   ==========
Weighted average common shares
 outstanding                                                13,900,685     9,625,086           13,068,325    9,568,287



                  The accompanying notes are an integral part of the consolidated financial statements.

                                             ZOLTEK COMPANIES, INC.

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                      ------------------------------------

                                                                                            (UNAUDITED)
                                                                                    Nine months ended June 30,
                                                                                    --------------------------
                                                                                        1996            1995
                                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                                       $  3,792,177    $ 1,258,918
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization                                                    1,955,935        790,361
      Gain on sale of fixed assets                                                       (39,612)
      Unrealized foreign exchange gain                                                  (121,881)
      Minority interest                                                                   27,957
      Changes in assets and liabilities, net of effects from purchase of Viscosa:
          (Increase) decrease in accounts receivable                                  (1,455,087)       424,521
          Decrease in refundable income taxes                                                           199,002
          Increase in other receivables                                               (1,332,692)
          Increase in inventories                                                     (4,167,317)    (1,554,816)
          Increase in prepaid expenses                                                   (51,128)       (67,397)
          Decrease in inventories held for sale                                          452,529
          Increase in notes receivable                                                  (173,830)
          Increase in intangible assets                                                  (21,925)
          Increase (decrease) in trade accounts payable                                  858,824       (192,551)
          Increase (decrease) in other short-term liabilities                             63,387        (42,574)
          Decrease in reserve for reorganization of acquired operations                 (383,802)
          Increase in income taxes payable                                               395,234        102,028
          Decrease in other long-term liabilities                                     (1,406,729)
          Decrease in minority interest                                                 (228,887)
                                                                                    ------------    -----------
      Total adjustments                                                                5,629,024       (341,426)
                                                                                    ------------    -----------
   Net cash provided (used) by operating activities                                   (1,836,847)       917,492
                                                                                    ------------    -----------
   Cash flows from investing activities:
      Payments for purchase of Viscosa, net of cash acquired                         (17,555,091)
      Payments for purchase of property and equipment, net                            (2,961,550)      (590,977)
                                                                                    ------------    -----------
   Net cash used by investing activities                                             (20,516,641)      (590,977)
                                                                                    ------------    -----------
   Cash flows from financing activities:
      Net decrease in borrowing under credit facilities                                              (1,027,969)
      Net proceeds from exercise of stock options and warrants                            78,771        279,797
      Proceeds from secondary stock offering                                          26,291,321
      Proceeds from issuance of notes payable                                          9,124,022      5,650,000
      Repayment of notes payable                                                      (6,609,341)    (5,148,268)
      (Increase) decrease in loan origination and deferred costs                         283,773        (34,921)
                                                                                    ------------    -----------
   Net cash provided (used) by financing activities                                   29,168,546       (281,361)
                                                                                    ------------    -----------
   Net increase in cash                                                                6,815,058         45,154
   Cash and cash equivalents at beginning of period                                    1,677,400        156,496
                                                                                    ------------    -----------
   Cash and cash equivalents at end of period                                       $  8,492,458    $   201,650
                                                                                    ============    ===========
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                      $    704,495    $   598,199
      Income taxes                                                                  $  1,068,000    $   458,970


                 The accompanying notes are an integral part of the consolidated financial statements.

                             ZOLTEK COMPANIES, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   UNAUDITED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1995 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1995. The results for the quarter and nine-month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1996.

2.   PRINCIPLES OF CONSOLIDATION

     Zoltek Companies, Inc. (the Company) is a holding company, having no operations of its own. Zoltek Corporation (Zoltek) develops, manufactures and markets carbon fibers for selected markets, including uses in aircraft brakes and other composite materials. In August 1995, the Company disposed of its former equipment and services business unit, which supplied industrial process equipment, aftermarket components and repair services, and has been reclassified as a discontinued operation (Note 7). Zoltek Magyar Viscosa Rt (Viscosa) manufactures and markets to the textile industry acrylic and nylon fibers and yarns. Other Viscosa products include nylon granules, plastic grids and nets, and carboxyl-methyl cellulose. In addition, Viscosa provides public works services for plant use and to the town of Nyergesujfalu, Hungary. Viscosa maintains its accounting records in accordance with Hungarian law. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles.
     Viscosa's consolidated balance sheet was translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect during the period.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Zoltek and Viscosa. All significant intercompany transactions and balances have been eliminated.

3.   ACQUISITION

     On December 8, 1995, the Company completed the acquisition of Viscosa. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and retired substantially all the debt of Viscosa for an aggregate amount of approximately $18 million. Substantially all the remaining equity was owned by Viscosa's employees. In the second quarter of fiscal year 1996, the Company made $3 million available to fund Viscosa's working capital requirements. Subsequent to June 30, 1996, the Company made an additional $1 million available to fund Viscosa's cash requirements and the Company believes that Viscosa's operations may require up to an additional $1 million to supplement Viscosa's internally generated funds and short-term credit facilities through the end of fiscal 1996. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. The preliminary purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess of the fair market value of the assets acquired over the purchase price was allocated to reduce property and equipment.

     Set forth below are pro forma combined results of operations of Zoltek and Viscosa for the nine months ended June 30, 1996 as if the Viscosa acquisition had been completed as of October 1, 1995 and for the nine months ended June 30, 1995 as if the Viscosa acquisition had been completed as of October 1, 1994:

                                                  NINE MONTHS ENDED JUNE 30,
                                                  --------------------------
                                                     1996            1995
                                                  ----------      ----------
    Net sales                                     $   58,579      $  47,290
    Income (loss) before extraordinary items           3,605         (1,926)
    Net income                                         3,577          8,701<F*>
    Net income per share                          $     0.26      $    0.69

- ---------------------------
<F*> The period ended June 30, 1995 includes extraordinary items related to the sale of certain assets and the forgiveness of certain debt in December 1994 for a net gain of $10.6 million.

     The pro forma combined financial information set forth above is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the acquisition been completed as of the first day of each period presented.

4.   INVENTORIES

     Inventories consist of the following:

                                                   JUNE 30,     SEPTEMBER 30,
                                                     1996           1995
                                                 ----------     -------------

    Raw materials                                $ 5,563,050     $1,091,113
    Work-in-process                                1,454,508        106,343
    Finished goods                                 7,141,229      1,929,883
                                                 -----------     ----------

                                                 $14,158,787     $3,127,339
                                                 ===========     ==========

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                   JUNE 30,     SEPTEMBER 30,
                                                     1996           1995
                                                 -----------    -------------
    Land                                         $ 1,040,904     $  314,009
    Buildings and improvements                    14,723,332      5,290,932
    Machinery and equipment                       20,440,503      7,272,943
    Furniture and fixtures                         2,115,771        718,687
    Construction in progress                         647,308
                                                 -----------     ----------
                                                  38,967,818     13,596,571

    Less:  accumulated depreciation               (6,080,580)    (4,240,798)
                                                 -----------     ----------

                                                 $32,887,238     $9,355,773
                                                 ===========     ==========

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

7.   DISCONTINUED OPERATIONS

On August 31, 1995, the Company sold the valves, pumps and repair and fluid-sealing product lines for aggregate consideration of approximately $2.5 million (consisting of $1.7 million cash, $586,000 of debt assumption and a note receivable for $200,000). The sale resulted in an after-tax gain of $230,000 for financial statement purposes which was recorded in the fourth quarter of fiscal 1995. The Company sold the unit's remaining product line, flexible graphite products, for $206,000 on June 30, 1996 which approximates the net book value of such assets.

8.   REGISTRATION STATEMENT

On July 3, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to the proposed public offering of 2 million shares of Common Stock (plus up to an additional 300,000 shares of Common Stock to cover over-allotments). This registration statement has not yet become effective.

                          ZOLTEK COMPANIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

During the nine months ended June 30, 1996, the Company achieved significant sales growth in its carbon fibers business by continuing to execute its strategy to expand the market for its low-cost carbon fibers. Demand for carbon fibers continues to outpace the Company's production capacity. To meet this demand, the Company completed the construction of two batch processing furnaces at its St. Charles, Missouri facility during the third quarter of fiscal 1996 and plans to add two more furnaces by the end of the first quarter of fiscal 1997. In addition, the Company is constructing a facility to house initially two continuous carbonization lines in Hungary and is seeking a suitable site for an additional carbon fibers production facility in the United States.

An integral part of the Company's strategy is to secure reliable low-cost sources of raw materials used in the production of carbon fibers. Pursuant to this strategy, on December 8, 1995, the Company completed the acquisition of Viscosa. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and retired substantially all the debt of Viscosa for an aggregate amount of $18 million. Substantially all the remaining equity was owned by Viscosa's employees. The Company is in the process of purchasing the Viscosa shares owned by the Viscosa employees in exchange for shares of Zoltek Common Stock or cash.

Pursuant to a secondary public offering in November 1995, the Company sold 2,085,000 shares of common stock and received net proceeds of approximately $26.3 million. The Company used $18 million to fund the purchase of Zoltek Magyar Viscosa Rt ("Viscosa") and the remaining proceeds will be utilized for Viscosa's working capital needs and general corporate purposes, including capital expenditures. In the second fiscal quarter, the Company made $3 million available to fund Viscosa's working capital requirements. Subsequent to June 30, 1996, the Company made available an additional $1 million to fund Viscosa's cash requirements. The Company believes that Viscosa's operations may require up to an additional $1 million to supplement Viscosa's internally generated funds and short-term borrowing facilities. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition.

On May 20, 1996, the Company announced a two-for-one stock split, payable in the form of a 100% stock dividend. The stock dividend was paid on June 17, 1996 to shareholders of record on June 3, 1996.

On July 3, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering 2 million shares of Common Stock (plus up to an additional 300,000 shares of Common Stock to cover over-allotments). The Company will use the net proceeds from the sale of shares for capital expenditures to expand its carbon fibers manufacturing capacity and for related corporate purposes. This registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.
This quarterly report shall not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration and qualification under the securities law of any such State.



RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
- -----------------------------------------------------------------------------

Net sales for the Company increased 540% to $19.0 million for the third quarter of fiscal 1996. The higher net sales resulted from an increase in Zoltek's carbon fibers business and the inclusion of Viscosa's sales revenue of $14.1 million. Net sales from Zoltek's carbon fibers business totaled $4.9 million in the third quarter of fiscal 1996, an increase of 64% compared to the third quarter of fiscal 1995. Higher sales revenues were recorded across carbon fiber product categories. Growth in sales was constrained by production capacity. Although actual carbon fibers capacity varies with production mix, during the quarter ended June 30, 1996, the Company's sales represented manufacturing levels at substantially full capacity utilization.

Gross profit increased 314% to $5.0 million for the third quarter of fiscal 1996. Increased gross profit resulted from a 64% increase in gross profit from Zoltek's carbon fibers business to $2.0 million compared to $1.2 million in the corresponding quarter in the prior year and the operation of Viscosa after its acquisition by the Company. As a percentage of net sales, the Company's gross profit decreased to 27% for the three months ended June 30, 1996 from 41% for the three months ended June 30, 1995 due to the inclusion of lower margin sales at Viscosa. Excluding Viscosa, Zoltek's gross margin from the carbon fibers business was 41% for the third quarter of both 1996 and 1995.

Selling, general and administrative expenses were $2.7 million in the third quarter of the current fiscal year. Excluding the effects of the Viscosa acquisition, selling, general and administrative expenses increased to $701,000 from $459,000 in the third quarter of fiscal 1995. This increase was due to the addition of engineering, development and administrative staff during the nine months ended June 30, 1996, as well as costs related to the increased sales level. However, as a percentage of net sales, selling, general and administrative expenses for the carbon fibers business improved to 14% in the third quarter of fiscal 1996 from 15% in the corresponding quarter of the previous fiscal year.

Income from continuing operations totaled $2.4 million for the third quarter of fiscal 1996, an increase of 214% compared to the third quarter of fiscal 1995. Income from continuing operations (after deducting general corporate expenses) from Zoltek's carbon fibers business increased 71%, to $1.3 million for the third quarter of fiscal 1996 from the third quarter of fiscal 1995. For the third quarter of fiscal 1996, Viscosa reported income from operations of $1.1 million. Subsequent to its acquisition, Viscosa's operations benefited from Zoltek's involvement by improved raw material procurement (through better costs and more consistent availability), elimination of debt and lease obligations, and higher production rates. The impact of Viscosa's results on the Company's results of operations for the interim period of fiscal 1996 is not necessarily indicative of future financial performance.

Interest expense was $261,000 for the three months ended June 30, 1996. Interest income for the period was $125,000. Net interest expense declined 22% for the third quarter of 1996 compared to the third quarter of 1995 largely due to interest generated on increased cash balances in the current year.

During the third quarter of fiscal 1996, the Company reported income tax expense of $507,000 compared to $223,000 for the third quarter of fiscal 1995. The effective tax rate remained relatively constant between years, excluding the effects of the Viscosa acquisition. The statutory tax rate for the Viscosa operation in Hungary is 18%. At present, Viscosa has net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards result in a reduced income tax liability. Due to the substantial uncertainty of the availability of these net operating loss carryforwards to reduce Viscosa's future income tax liability, the Company has recognized a full valuation allowance against these net operating loss carryforwards.

In connection with the Company's determination in August 1995, to dispose of its equipment and services business unit, the Company put the unit's business and related assets up for sale. The valves, pumps and repair and fluid sealing product lines were sold in August 1995. The Company sold the unit's remaining product line, flexible graphite products, in consideration of a note receivable for $206,000 on June 30, 1996, which approximated the net book value of such assets.

As a result of the foregoing, net income increased 257% to $1.6 million in the third quarter of fiscal 1996 from $448,000 reported for the third quarter of fiscal 1995. Similarly, the Company reported net income per share of $.12 in the third quarter of fiscal 1996 compared to net income per share of $.05 in last year's corresponding period. Weighted average common shares increased to 13.9 million from 9.6 million due primarily to the secondary offering in November 1995.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995
- ---------------------------------------------------------------------------

Net sales for the Company increased 444% to $47.2 million for the first nine months of fiscal 1996. The higher net sales resulted from an increase in Zoltek's carbon fibers business and the consolidation of Viscosa's activities since its acquisition on December 8, 1995. For the period from December 8, 1995 to June 30, 1996, Viscosa reported net sales of $33.0 million. Net sales from Zoltek's carbon fibers business totaled $14.2 million for the first nine months of fiscal 1996, an increase of 64% compared to the first nine months of fiscal 1995. Higher sales revenues were recorded across carbon fiber product categories. Demand for the Company's carbon fibers continues to outpace supply. Although actual carbon fibers capacity varies with production mix, during the quarter ended June 30, 1996, the Company's sales represented manufacturing levels at substantially full capacity utilization.

Gross profit increased 242% to $12.1 million for the first nine months of fiscal 1996. Increased gross profit resulted from a 60% increase in gross profit from Zoltek's carbon fibers business to $5.7 million compared to $3.6 million in the corresponding period in the prior year and the operation of Viscosa after its acquisition by the Company. As a percentage of net sales, the

Company's gross profit decreased to 26% for the nine months ended June
30, 1996 from 41% for the nine months ended June 30, 1995 due to the consolidation of Viscosa. Excluding Viscosa, Zoltek's gross margin from the carbon fibers business was 40% for the first nine months of fiscal 1996 compared to 41% for the corresponding period of 1995. This decrease was attributable to a change in product mix and reduced selling prices as the Company pursues its low-cost carbon fibers strategy of broadening applications for carbon composites through enhanced affordability.

Selling, general and administrative expenses were $6.6 million in the first nine months of the current fiscal year. Excluding the effects of the Viscosa acquisition, selling, general and administrative expenses increased to $1.8 million from $1.3 million in the first nine months of fiscal 1995. This increase was due to the addition of engineering, development and administrative staff during the nine months ended June 30, 1996, as well as costs related to the increased sales level. However, as a percentage of net sales, selling, general and administrative expenses for the carbon fibers business improved to 13% in the first nine months of fiscal 1996 from 15% in the corresponding period of the previous fiscal year.

Income from continuing operations totaled $5.6 million for the first nine months of fiscal 1996, an increase of 151% compared to the first nine months of fiscal 1995. Income from continuing operations (after deducting general corporate expenses) from Zoltek's carbon fibers business increased 74%, to $3.9 million for the first nine months of fiscal 1996 from the first nine months of fiscal 1995. For the period from December 8, 1995 to June 30, 1996, Viscosa reported income from operations of $1.7 million. Subsequent to its acquisition, Viscosa's operations benefited from Zoltek's involvement by improved raw material procurement (through better costs and more consistent availability), elimination of debt and lease obligations, and higher production rates. The impact of Viscosa's results on the Company's operations for the interim period of fiscal 1996 is not necessarily indicative of future financial performance.

Interest expense was $696,000 for the nine months ended June 30, 1996. Interest income for the period was $387,000. Net interest expense declined 44% for the first nine months of 1996 compared to the first nine months of 1995 largely due to interest generated on increased cash balances in the current year.

During the first nine months of fiscal 1996, the Company reported income tax expense of $1.4 million compared to $627,000 for the first nine months of fiscal 1995. The effective tax rate remained relatively constant between years, excluding the effects of the Viscosa acquisition. The statutory tax rate for the Viscosa operation in Hungary is 18%. At present, Viscosa has net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards result in a reduced income tax liability. Due to the substantial uncertainty of the availability of these net operating loss carryforwards to reduce Viscosa's future income tax liability, the Company has recognized a full valuation allowance against these net operating loss carryforwards.

In connection with the Company's determination in August 1995, to dispose of its equipment and services business unit, the Company put the unit's business and related assets up for sale. The valves, pumps and repair and fluid sealing product lines were sold in August 1995. The Company sold the unit's remaining product line, flexible graphite products, on June 30, 1996 in consideration of a note receivable for $206,000, which approximates the net book value of such assets.

As a result of the foregoing, net income increased 201% to $3.8 million in the first nine months of fiscal 1996 from $1.3 million reported for the first nine months of fiscal 1995. Similarly, the Company reported net income per share of $.29 in the first nine months of fiscal 1996 compared to net income per share of $.13 in last year's corresponding period. Weighted average common shares increased to 13.1 million from 9.6 million due primarily to the secondary offering in November 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996, the Company reported working capital of $14.3 million compared to working capital of $6.3 million at September 30, 1995. The increase in working capital was due primarily to receipt of the net proceeds of the secondary stock offering raised in excess of amounts used to finance the acquisition of Viscosa, as well as increased inventory levels associated with the acquisition and the repayment of long-term liabilities. Other receivables of $2.1 million consisted primarily of VAT and import tax refunds due to Viscosa from the Hungarian taxing authorities. Other short-term liabilities of $1.5 million consisted primarily of taxes owed by Viscosa which relate to payroll taxes, VAT and advances from customers. Other long-term liabilities were related to various supply agreements between Viscosa and its vendors.

During the first nine months of fiscal 1996, the Company incurred capital expenditures of $3.1 million for various projects, primarily increasing capacity and improving infrastructure. These expenditures were financed principally with cash generated from operations.

The Company currently is producing carbon fibers at its full operational capacity and needs to expand its capacity to meet indicated and forecasted demand for carbon fiber products. The Company is adding to its carbon fibers batch process capacity at its St. Charles, Missouri, plant. The Company expects to fund the capital expenditures associated with this project with available cash and borrowings. In order to further increase its carbon fibers production capacity, the Company is constructing a building at its Viscosa facility in Hungary which initially will house two continuous carbonization lines which the Company expects to be operational by the second and third quarters of fiscal 1997, respectively. The Company also is in the process of selecting a site in the United States at which it intends initially to construct two additional lines planned to be operational by the end of fiscal 1997. Moreover, the Company plans to establish up to 12 additional lines at its facilities in Hungary and the United States by the end of fiscal 1998. The Company anticipates that the construction of these continuous carbonization line facilities will be funded with the proceeds of its proposed stock offering, together with internally generated funds and borrowings under credit facilities.

The Company's Revolving Credit Agreement has a maximum borrowing capacity of $3.5 million. At June 30, 1996, there were no outstanding borrowings under this line of credit. The Company also has $1.0 million of unused borrowing ability under a working capital credit facility. The Company has received a commitment from its bank for a $5 million secured equipment loan to finance planned U.S. capital expenditures. The Company currently has outstanding a term loan with a principal balance of $2.0 million which matures in 1999.
The Company is currently reviewing financing options, including funding from the International Finance Corporation and the European Bank of Reconstruction and Development for non-recourse financing, for the addition of carbon fiber manufacturing lines at Viscosa's facilities.

Since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. The applicable loan agreements prohibit the payment of dividends without the consent of the lenders.

Pursuant to a secondary stock offering in November 1995, the Company sold 4.2 million shares of Common Stock and realized net proceeds of approximately $26.3 million. The Company utilized approximately $18 million to fund the purchase of Viscosa. In the second and fourth quarters of fiscal 1996, the Company made available a total of $4 million to fund Viscosa's working capital requirements. The remaining proceeds will be used for working capital needs of Viscosa and general corporate purposes, including capital expenditures. The Company believes that Viscosa's operations may require an additional $1 million of working capital during the remainder of fiscal 1996 to supplement Viscosa's internally generated funds. Beginning in the second quarter of fiscal 1996, Viscosa obtained short-term financing consisting of working capital loans and commercial letters of credit of which $3.5 million was outstanding as of June 30, 1996.

In August 1995, the Company sold its valves, pumps and repair and fluid-sealing product lines for an aggregate sale price of approximately $2.5 million (consisting of $1.7 million cash, $586,000 of debt assumption and a note receivable for $200,000). The Company sold the unit's remaining product line, flexible graphite products, on June 30, 1996 in consideration of a note receivable for $206,000.

The Company believes that identified and forecasted customer demand for carbon fibers likely will require substantial increases in capacity. The Company's current plans call for capital expenditures of approximately $70 million through fiscal 1998 for this expansion. The Company anticipates that it will use the proceeds of the proposed stock offering, together with internally generated funds and borrowings under credit facilities, to fund such capital expenditures.

                             ZOLTEK COMPANIES, INC.


                              SEGMENT INFORMATION

                                                        (UNAUDITED)
                                                 NINE MONTHS ENDED JUNE 30,
                                                 --------------------------
                                                   1996<F*>        1995
                                                   ----            ----

Net sales
    Zoltek Corporation                           $14,232,216    $ 8,674,542
    Zoltek Magyar Viscosa Rt                      32,981,278
                                                 -----------    -----------
                                                 $47,213,494    $ 8,674,542
                                                 ===========    ===========

Income from operations
    Zoltek Corporation                           $ 4,681,036    $ 2,632,028
    Zoltek Magyar Viscosa Rt                       1,721,959
    General corporate expenses                      (815,481)      (407,843)
                                                 -----------    -----------
                                                 $ 5,587,514    $ 2,224,185
                                                 ===========    ===========

Total assets
    Zoltek Corporation                           $20,209,054    $18,252,106
    Zoltek Magyar Viscosa Rt                      40,607,412
    General corporate                              7,581,958
                                                 -----------    -----------
                                                 $68,398,424    $18,252,106
                                                 ===========    ===========

Capital expenditures
    Zoltek Corporation                           $ 2,404,148    $   448,477
    Zoltek Magyar Viscosa                            718,324
                                                 -----------    -----------
                                                 $ 3,122,472    $   448,477
                                                 ===========    ===========

Depreciation and amortization expense
    Zoltek Corporation                           $   818,709    $   591,930
    Zoltek Magyar Viscosa                          1,137,226
                                                 -----------    -----------
                                                 $ 1,955,935    $   591,930
                                                 ===========    ===========

- ------------------------
<F*> Information for Zoltek Magyar Viscosa Rt
     is from the date of acquisition,
     December 8, 1995, to June 30, 1996

                          ZOLTEK COMPANIES, INC.


PART II.  OTHER INFORMATION


          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   --------------------------------

                   (a) Exhibits:

                       27    Financial Data Schedule

                   (b) Reports on Form 8-K:  No reports on Form 8-K were
                       filed during the three months ended June 30, 1996.




                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Zoltek Companies, Inc.
                                                      (Registrant)


Date:  August 14, 1996                  By:       /s/ WILLIAM P. DOWNEY
       ---------------                     ------------------------------------
                                                    William P. Downey
                                                 Chief Financial Officer