Form 10-K405
period 1996-09-30
ZOLTEK COMPANIES INC
filed 1996-12-30
CIK 890923

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1996     Commission File Number 0-20600

                            ZOLTEK COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

              Missouri                                 43-1311101
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

3101 McKelvey Road, St. Louis, Missouri                                63044
         (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (314) 291-5110

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01
                                                            (Title of class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  . No      .
                                              ------    ------

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $383,943,252 as of December 27, 1996.

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 27, 1996, 16,210,338 shares of Common Stock, par value $.01, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
            The following documents are incorporated by reference into the indicated Part of this Report:

      Document                                            Part of Form 10-K
      --------                                            -----------------
Annual Report to Shareholders
      for the fiscal year ended September 30, 1996            I and II

Proxy Statement for the 1997
      Annual Meeting of Shareholders                               III

                               PART I

Item 1.       Business
------        --------

      This Annual Report on Form 10-K for the year ended September 30, 1996 and the documents incorporated by reference herein contain forward-looking statements which are inherently subject to risks and uncertainties. Cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they apprear herein or in the documents incorporated by reference herein. The Company's actual results could differ materially from those anticipated due to a number of factors, including, without limitation, the following: the Company's ability to manage rapid growth, increase its carbon fibers production capacity on a timely and profitable basis, manufacture low-cost carbon fibers and profitably market them at decreaseing price points, successfully operate and integrate Viscosa and penetrate existing, identified and emerging future markets for carbon fibers, as well as other factors discussed herein and the documents incorporated by reference herein.

GENERAL

      Zoltek Companies, Inc. (the "Company" or "Zoltek") is a leader in the rapidly developing carbon fibers market, manufacturing products for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally high-strength, low-weight and stiffness. Zoltek believes it produces carbon fibers at costs substantially lower than those generally prevailing in the industry and, accordingly, can supply carbon fibers for applications which are not economically viable for most higher cost competitors. With the December 1995 acquisition of Magyar Viscosa Rt. ("Viscosa"), a Hungarian manufacturer of acrylic fiber and nylon products, the Company secured access to the technology underlying the production of the acrylic fiber raw material utilized in the manufacture of carbon fibers. The Company's strategy is to grow its business by continually lowering its cost to manufacture carbon fibers, marketing its carbon fibers at price points substantially lower than those generally prevailing in the industry and working with current and prospective customers to develop new carbon fiber applications. In order to alleviate its current capacity constraints and to meet indicated and forecasted demand for carbon fiber products, the Company is expanding its manufacturing capacity.

      Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine reinforcement fibers with resins or other matrix materials to form a substance with high strength, light weight, conductivity or other exceptional properties not found in either component alone. Carbon fibers most often are manufactured from acrylic fiber raw material ("precursor"), which is desirable due to the linear orientation of its molecular structure and high carbon content (approximately 60%). While most other producers of carbon fibers utilize internally produced custom-made acrylic raw material, the Company utilizes less costly textile-type acrylic fiber.

      The Company is a Missouri corporation founded in 1975. Until it entered the carbon fibers business in 1987, the Company's business consisted of the sale of various industrial equipment and the provision of related services. The Company sold its equipment and services business unit toward the end of fiscal 1995. In November 1992, the Company completed its initial public offering. The Company completed follow-on common stock offerings in November 1995 and September 1996.

INDUSTRY OVERVIEW

      Worldwide carbon fibers capacity (excluding the former Soviet Union and China) was estimated to be approximately 27 million pounds per year in calendar year 1994. Carbon fiber composites are an attractive material for a diverse range of applications, based on their distinctive characteristics, including high strength, low weight, stiffness, toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity. Until the early 1980s, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. During the past decade, as additional capacity outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and a number of diverse applications developed.

      A number of specialty applications are commercially viable only at carbon fiber prices lower than those prevailing for primary aerospace applications. In sporting goods manufacturing, the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable material for a wide range of products such as golf club shafts, tennis racquets and bicycle frames. In current industrial uses, carbon fibers' non-structural properties are often most important. Chemical inertness is useful in corrosive applications for heat exchanger tubing and pump cavities and in gas turbine blades; high temperature resistance is useful in specialty metallurgical mold applications; and combined rigidity and damping are useful in audio equipment applications. New developing, commercial applications identified by the Company include cargo shipping containers, vehicle drive shafts, compressed natural gas (CNG) tanks, civil engineering uses, wood laminates, automotive body and structural members, mass transit vehicle components, high strength piping, marine uses and alternative energy systems. Currently served specialty niche markets which the Company believes offer growth prospects include aircraft brakes, conductive plastics, fire-retardant coatings and specialty friction products.

      The Company believes that the substantial majority of current worldwide carbon fibers capacity remains dedicated to production of high-cost, high-selling price material for primary aerospace applications. This market segment differs in important respects from the commercial markets targeted by Zoltek. Switching between market segments is relatively difficult and capital intensive.

COMPANY STRATEGY

      Zoltek's goal is to be the premier provider of low-cost carbon fibers. Key elements of the Company's business strategy are as follows:

      Low-Cost Producer -- The Company believes it currently manufactures carbon fibers at costs substantially lower than those generally prevailing in the industry. The Company intends to continue to reduce its total production costs primarily by utilizing the acrylic fiber precursor manufactured by its Viscosa operations after a conversion period estimated to continue through December 1997. Longer term, the Company believes that the precursor manufacturing technology acquired in the Viscosa acquisition will enhance its ability to procure from third party sources precursor with specifications which currently are not generally available from merchant suppliers. Acrylic fiber precursor comprises more than 50% of the Company's total carbon fiber product costs.

      Currently, only one textile-type acrylic fiber manufacturer, Courtaulds Fibres, Ltd. ("Courtaulds"), produces such fiber in a form suitable for precursor use (i.e., without additives). While this textile-type acrylic fiber is substantially less costly than internally produced custom-made acrylic fiber precursor utilized by most of the Company's competitors, Courtaulds takes advantage of its sole merchant supplier position to charge a premium price for its fibers sold as precursor.

      Zoltek believes Viscosa's operations afford a strategic advantage by providing access to the technology underlying the production of precursor. Conversion of Viscosa's acrylic fiber capacity to produce precursor grade material provides the opportunity to control a reliable source of precursor on favorable terms and to optimize the carbon fibers production chain.
During early 1998, Viscosa is expected to be able to supply the Company's carbon fiber operations with quantities of precursor which ultimately would be sufficient to produce more than 30 million pounds annually of carbon fibers.

      Price Leadership -- Zoltek has identified various price points lower than those generally prevailing in the industry, at which it believes customers will incorporate carbon fibers into their products to achieve enhanced properties and performance. Targeted commercial market applications include shipping containers, vehicle drive shafts, wrapping and reinforcement for concrete structures, pressurized tanks, wood laminates, specialty piping and a number of non-friction automotive uses. The Company believes that these applications alone represent potential long-term market demand requiring substantial increases in current carbon fibers industry capacity. The ultimate goal of the Company's pricing strategy is to market carbon fibers for use as a base reinforcement material in composites at price levels resulting in composite costs per unit of strength which compete favorably with alternative base construction materials such as steel and aluminum. The Company believes that achievement of this pricing goal would result in significant new product applications for carbon fibers.

      New Commercial Market Applications Development -- The Company will continue to identify, evaluate and develop new commercial market applications for carbon fibers. Potential opportunities include: (i) applications for which carbon fiber composites have been demonstrated to be well-suited, but which only recently have begun to be commercialized (e.g., cargo shipping containers, vehicle drive shafts and CNG tanks); (ii) applications which have been established in principle or in small scale projects, but for which additional engineering and fabrication developments are required (e.g., earthquake-proofing of bridge columns, aircraft seating and offshore spoolable piping); and (iii) applications in which carbon fibers may permit totally new technologies (e.g., flywheel-based alternative energy systems and light trains).

      As part of its efforts to expand its current range of market applications, the Company engages in various strategic partnerships to study the viability of the use of carbon fibers in new composite materials and structural enhancement environments. These relationships are designed to build on existing expertise and industry knowledge by exploring new potential uses for carbon fibers. For example, studies performed by a research consortium, including the Company, sponsored by the U.S. Advanced Research Project Agency ("ARPA") demonstrated that columns wrapped with carbon fiber composite materials made from the Company's carbon fibers significantly improved the ability of bridges and other structures to withstand earthquakes. Successful partnerships with commercial customers include long-term supply relationships with BF Goodrich Aerospace ("BFG") and TRW Vehicle Safety Systems, Inc. ("TRW"). More recently, the Company has established relationships with American President Lines, Ltd. and Stoughton Composites, Inc. (shipping containers), Compounding Technology, Inc. (computer printer components for Hewlett-Packard Company products) and Thiokol Corp. (CNG tanks). Zoltek believes that as new techniques are perfected and new composites are developed, manufacturers will help develop new commercial applications for such composites, thereby creating further demand for the Company's products.

      The Company also plans to accelerate the development of new commercial applications by enhancing its application engineering capability. The Company's applications engineers will assist prospective users of carbon fibers in properly evaluating the utility of carbon fibers for new applications and will consult with customers regarding modifications of their manufacturing processes to facilitate the full use of carbon fibers.

CARBON FIBERS MANUFACTURING CAPACITY AND EXPANSION PLANS

      The present rated capacity of the Company's carbon fiber manufacturing operations is approximately 3.5 million pounds per year. The Company currently is producing carbon fibers at its full operational capacity and needs to expand its capacity to meet indicated and forecasted demand for carbon fiber products. In order to increase its production capacity, the Company plans to construct up to 16 additional continuous carbonization lines by the end of fiscal 1998. In the United States, the Company plans to initially construct a new line in the St. Louis, Missouri area, which is expected to be operational by the third quarter of fiscal 1997, and is in the process of selecting a site at which it intends initially to construct two new lines planned to be operational by the end of fiscal 1997. In Hungary, the Company is constructing a building at its Viscosa facility which initially will house two lines which the Company expects to be operational by the third quarter of fiscal 1997. The Company will use the net proceeds of the secondary offering of its common stock completed in September 1996, together with internally generated funds and borrowings under credit facilities, to fund capital expenditures related to these continuous carbonization lines. Each continuous carbonization line has a rated capacity of approximately 1.0 million pounds of carbon fibers per year.

      In the process of expanding capacity, the Company is developing a standardized continuous carbonization line design in order to optimize technical process capabilities, reduce equipment cost and shorten lead time between the decision to add lines and the time when the lines become operational.

CUSTOMERS AND BACKLOG

      During the fiscal year ended September 30, 1996, the Company did not have any customer to whom sales represented greater than 10% of the Company's total consolidated revenues.

      As of September 30, 1996 and 1995, the Company had backlogs of orders believed to be firm aggregating more than $19.8 million and $15.9 million, respectively (including estimated releases under long-term supply arrangements during the succeeding 12 months.) Purchase orders from the Company's customers are subject to amendment or cancellation.

CURRENT PRODUCT APPLICATIONS

      The Company's current primary carbon fiber product applications are as follows:

      Aircraft Brakes

      Carbon-carbon (carbon fibers fused in a carbon matrix) is used in aircraft brakes because its utility is enhanced by heat. Where other materials soften under rising temperatures, carbon-carbon grows stronger. Developed originally as a lightweight heat shield for spacecraft, carbon-carbon has become a key material in advanced braking systems used in fighter aircraft, military aircraft, newer model commercial airliners and newer model business aircraft.

      There is a growing replacement market for composite brakes with the retirement of older aircraft and their replacement by newer model aircraft which utilize carbon-carbon brakes. Brake pads wear out and must be replaced at regular intervals, typically at intervals of 750 to 2,000 landings depending upon aircraft type, size and use. As the relative proportion of newer aircraft to older aircraft increases, the demand for carbon-carbon brakes increases proportionately. Zoltek's carbon fibers are approved as the single source, or one of only two approved fibers, for many high production new models of commercial aircraft, and for selected civil and military aircraft.

      The Company is the exclusive supplier to BFG of carbon fibers for aircraft brakes pursuant to a ten-year agreement (the "BFG Supply Agreement") entered into in June 1994. The Company anticipates aggregate sales of more than $80 million over the term of this agreement, increasing from approximately $5 million of expected sales in the initial years to approximately $15 million to $18 million per year during the later years of the contract. The BFG Supply Agreement does not restrict the Company from supplying carbon fibers to other aircraft brake manufacturers.

      The BFG Supply Agreement provides that in the event the Company's Board of Directors determines to seek a sale of, or significant investment in, the Company, it first would negotiate such proposed transaction exclusively with BFG for specified time periods. Mr. Rumy also has agreed, subject to certain exceptions, to negotiate exclusively with BFG for a specified period if he determines to sell a significant amount of shares of the Company's Common Stock. The foregoing obligations are expressly subject to applicable fiduciary duties of the Company's directors and Mr. Rumy, as principal shareholder.

      BFG's rights to exclusive negotiations with the Company or Mr. Rumy, as the case may be, in the event of a proposed sale or investment terminate on the first to occur of: (i) a material breach by BFG in performing its obligations under the BFG Supply Agreement; (ii) such time as sales to BFG account for less than 15% of carbon fibers sales in any trailing four quarters; or (iii) termination of the BFG Supply Agreement.

      Automotive Airbags

      Sales of carbon fibers used in automotive airbags account for a significant part of Zoltek's total sales of carbon fibers. Carbon fiber material is used as an additive in the airbag propellant mix in the pyrotechnic type of automotive airbag produced by TRW. The carbon fiber material is used to improve performance in the inflation process.

      Since 1994, Zoltek has been the exclusive supplier to TRW of carbon fibers for use in producing its pyrotechnic type of airbags. The automotive industry continues to conduct research and product development with respect to airbag technology. Accordingly, the Company believes that the volume of sales for this application will depend upon the relative utilization of the pyrotechnic type of airbag in automobiles and trucks in future years.

      Conductive Plastics

      Growth in computers and electronics has resulted in rising demand for carbon fibers used in conductive plastics to dissipate static electricity or to act as a shield against electromagnetic interference. Used in making plastic carrying trays for a manufacturing environment that cannot tolerate contamination, Zoltek's carbon fibers help to safeguard the electrical integrity of new and more powerful computer chips. In the past three years, Zoltek has experienced increasing levels of sales of specialty carbon fiber fillers for conductive plastic trays used in clean room environments. The Company believes that this application offers significant potential for future sales growth. Zoltek also supplies products used in carbon fiber-impregnated injection-molded plastic boxes to offer effective shielding from electromagnetic interference.

      Shipping Containers

      Composite shipping containers utilizing carbon fibers, for rail, sea and road transportation, offer the shipping industry significant weight savings, reducing operating costs and increasing efficiency. The new Refrigerated International ISO Container built by Stoughton Composites is one of the first composite shipping containers being commercialized. Its design is only made possible through the use of carbon fibers in the corner posts and I-beams, where the majority of the loads are concentrated. This container weighs approximately 5,000 pounds, compared to a typical steel container which weighs approximately 8,600 pounds. Zoltek has partnered with Stoughton Composites, Inc. and American President Lines, Ltd. to develop composite shipping containers using low-cost carbon fibers.

      Vehicle Drive Shafts

      The use of carbon fibers allows a two-piece vehicle drive shaft to be replaced with a one-piece design, reducing its average weight by approximately 60%. The inherent damping characteristics of composites also reduce the noise and vibration to the passenger compartment. New designs with hybrid carbon fiber composites and alternative processing methods continue to be developed to increase the cost-competitiveness of the composite design. Zoltek has established relationships with the leaders in the composite drive shaft field and is a current supplier for this application.

      Compressed Natural Gas Tanks

      Due to the superior performance, both in terms of physical characteristics and chemical/UV resistance, carbon fibers have emerged as a desirable material for CNG tank reinforcement. Carbon fiber-reinforced CNG tanks are primarily sold into the bus and other vehicle fleet market, as the reduction of weight directly translates to increased payload capability. In addition, the Company believes that governmental pressure to design and manufacture a sedan with significantly improved fuel efficiency could continue to cause automotive manufacturers to pursue CNG technologies. Zoltek supplies carbon fibers to several customers for use in carbon fiber-reinforced CNG tanks.

      Fire-Retardant Coatings

      Zoltek's carbon fibers are used in fire-retardant coatings to prevent or control fire-related disasters in chemical plants, nuclear power plants, refineries and off-shore drilling platforms. Used as an additive or reinforcement, carbon fiber heightens the ability of the fire-retardant coatings to withstand exceptionally high temperatures.

      Specialty Friction Products

      Specialty friction product applications are a natural extension of existing aircraft brake applications. For instance, following the lead of aircraft makers, virtually all grand prix racing cars now use carbon-carbon brakes and clutches because of their superior performance and long life in high-temperature and high-friction environments. Other friction products utilizing carbon fibers are emerging as carbon fiber prices are reduced. As the price of carbon fibers is lowered, the drive for better performance and weight reduction makes possible their use in a range of automotive applications. Zoltek is pursuing a number of initiatives in this area, including pursuant to its joint product development agreement with BFG.

      Other Company products include the following:

      Textile Fiber Products

      Acrylic fibers currently represent Viscosa's primary product line (approximately two-thirds of Viscosa's sales) and are used in producing a variety of end products, including clothing and carpet. Viscosa's acrylic fibers are sold in regional markets, principally to textile mills in Europe and, to a limited extent, Taiwan and the United States. Viscosa's primary markets for acrylic fibers are currently in Hungary and Poland.

      The other principal fiber product line currently manufactured and marketed by Viscosa consists of nylon-6 fibers and granules. Due to the long-term decline in the domestic Hungarian market for nylon-6 fibers, Viscosa has targeted export markets, the largest of which is Italy, and also has sold significant amounts in the United Kingdom and Central and Eastern Europe. Granular nylon-6 is used as a thermoplastic molding material and combined in certain applications with glass or carbon fibers.

      Other

      Viscosa also currently manufactures: carboxyl-methyl cellulose which is used as a film former, absorber or viscosity modifier for applications in soap additives, drilling mud additives, paper manufacturing and adhesive manufacturing; plastic netting and grids which are produced from continuously extruded polyethylene and polypropylene net or screen with varying specifications and used for soil stabilization and packaging; and filtration membrane products for use in filtration media utilized in food and wine processing and water purification. The Company is in the process of evaluating the ultimate potential of these products and technologies.

INTERNATIONAL

      To date, the Company's carbon fiber operations have focused primarily on meeting the needs of U.S. customers. The Company has, however, shipped limited amounts of carbon fiber products to customers in Europe and Asia, primarily for use in conductive plastics applications. Most of these sales have been made to foreign operations of domestic corporations, or to foreign parent companies of domestic operating units.

      Zoltek believes that significant opportunities exist to develop international markets, particularly in Europe and Asia, as commercial market applications of carbon fiber products develop. The Company expects to pursue opportunities in Europe through the marketing organization currently in place at Viscosa. This organization will seek to find customers for the carbon fiber products currently manufactured at the Company's plant in St. Charles, Missouri, as well as for those products produced at the carbon fibers facilities which Zoltek is constructing at Viscosa and planning to construct in the United States.

      The Company has conducted preliminary discussions with prospective strategic partners in Asia and expects that it will pursue opportunities in that market either with a strategic partner or through a direct sales office located in Asia.

SOURCES OF SUPPLY

      The Company currently obtains all of its textile-type acrylic fibers to supply its carbon fiber operations from Courtaulds, which is currently the sole merchant supplier of such raw materials in the world. Courtaulds is also the only supplier that currently produces precursor approved for use in aircraft brake applications such as those supplied under the BFG Supply Agreement. Pursuant to an agreement with the Company, Courtaulds has agreed to supply the Company with up to 4.0 million pounds per year of precursor. This supply agreement may be terminated by either party on June 30, 1999, or any anniversary thereof, by providing two years' prior notice. The Company believes Courtaulds is a reliable source of supply at the Company's current operating levels. However, as part of its growth strategy, the Company is developing alternative sources of precursor supply, including Viscosa, and expects that it ultimately will obtain most of its precursor from Viscosa. In the near term, any interruption of precursor supply from Courtaulds would have a material adverse effect on the Company's carbon fibers business.

      The major materials used in the Viscosa facility are acrylonitrile and other basic commodity chemical products which are widely available from a variety of sources.

INTELLECTUAL PROPERTY

      The Company believes that it has developed and utilizes valuable technology and innovations, including various aspects of its manufacturing process, which are trade secrets in which it has a proprietary interest. The Company seeks to protect its proprietary information by, among other things, requiring key employees to execute non-disclosure agreements. The Company holds no material patents.

COMPETITION

      The Company competes with various other producers of carbon fibers, acrylic fibers, and other textile fiber products, many of which have substantially greater research and development, marketing, financial and managerial resources than the Company and represent significant competition for the Company.

      The Company believes that no single manufacturer of carbon fiber products competes across all of its applications. The Company's direct carbon fibers competitors include Fortafil Fibers, Inc. in the United States and R.K. Carbon in Europe, inasmuch as they use the same textile-type precursor as the Company. To varying degrees, dependent on market conditions and supply, the Company also competes with larger producers, such as Hexcel Corporation and Amoco Corporation in the United States; and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in Japan. Large international carbon fibers producers tend to market higher cost products than the Company's products, with a principal focus on aerospace structural applications. These large manufacturers tend to enter into direct competition with the Company chiefly when they engage in significant discounting due to excess capacity and product surpluses; however, such competition historically has not had a material adverse effect on the Company's business.

      The Company believes that the principal areas of competition for its carbon fibers operations are price, quality, skill in developing new applications, ability to reliably meet the customer's volume requirements and qualifications for particular programs.

      Competitors in the textile fibers market include MonteFibre, Sp.A., A.G. Bayer and Courtaulds. However, Viscosa's historic ties with and geographic proximity to customers in the former socialist countries provide competitive advantages for Viscosa in these markets compared to the larger manufacturers. Zoltek believes this advantage will decrease over time and, accordingly, Viscosa is pursuing a strategy of seeking a product mix with more favorable competitive characteristics, such as advanced materials (e.g., carbon fibers precursor).

      The non-textile market for Viscosa's products is sufficiently fragmented that no significant single direct competitor exists. Viscosa's sales of its industrial products are heavily concentrated in the Central and Eastern European markets.

ENVIRONMENTAL

      The carbon fibers operations at the Company's St. Charles, Missouri plant utilize incineration and scrubbing of various exhaust streams, designed to comply with applicable laws and regulations. The plant produces air emissions which are regulated and permitted by the State of Missouri, Department of Natural Resources. The plant is required by a condition of its permit to verify by performance tests that certain emission rates are not exceeded. Management believes that the plant is currently in compliance with its permit and the conditions set forth therein. The Company does not believe that compliance by its carbon fibers operations with applicable environmental regulations will have a material effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of implementation of current laws or future changes in federal or state environmental laws or regulations on the Company's results of operations or financial condition.

      Viscosa's operations generate various hazardous wastes, including gaseous, liquid and solid materials. From time to time, Viscosa has been cited and fined for environmental violations by regulatory authorities. The SPA commissioned an environmental audit by an independent consulting firm, which in its June 1995 report recommended expenditures aggregating approximately HUF 20.1 million (which then approximated $160,000) to correct certain identified environmental deficiencies and Zoltek expects that Viscosa's operations will require additional funds for enhancement of other environmental compliance systems. Zoltek expects that compliance with current environmental regulation will not have a material adverse effect on Viscosa's business, results of operations or financial condition. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on Viscosa's business, results of operations or financial condition.

EMPLOYEES

      As of September 30, 1996, the Company employed approximately 110 persons in its U.S. operations and approximately 1,544 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union and at Viscosa there are two active unions, Union Viscosa with approximately 944 members, and Viscosa 1990 with approximately 600 members. The Company believes that relations with both unions are good. Management meets with union representatives on a bi-weekly basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that its employee relations are good.

      In June 1993, Viscosa entered into an agreement with the Labor Office (the "Labor Office") of the county in which the plant is located, pursuant to which the Labor Office made a HUF 285 million (approximately $1.8 million translated at the exchange rate in effect at September 30, 1996) grant to Viscosa to finance salary payments to Viscosa's employees during the period April through December 1993. The grant is not repayable by Viscosa if Viscosa and its subsidiaries maintain an employee level of at least 1,850 through 1997, subject to certain exceptions, such as reductions in force due to normal retirement and terminations for cause. Presently, Viscosa's active workforce is below the level specified by the grant and Zoltek intends to effect reductions in staffing of operational activities as appropriate.
Viscosa believes, however, that if all employees (including non-active employees, such as those on national service or maternity leave) and employees of non-core operations which may be spun-off into independent companies are considered, Viscosa would not be obligated to repay the grant. Viscosa is undertaking to clarify the application of the calculation and to amend the agreement to confirm Viscosa's understanding. Although there can be no assurance that a mutually acceptable arrangement will be achieved, Zoltek believes that the ultimate resolution of the grant will not have a material adverse effect on its consolidated financial condition or results of operations.

Item 2.       Properties
------        ----------

      The Company's facilities are listed below and are considered to be suitable and adequate for its operations. All the Company's properties are owned or leased subject to various mortgage loans.

                                                                                         APPROXIMATE AREA
          LOCATION                                USE                                    (IN SQUARE FEET)
          --------                                ---                                    ----------------
   St. Louis, Missouri              Administrative offices, marketing
                                    and engineering                                           40,000

   St. Charles, Missouri<F1>        Carbon fibers manufacturing                              107,000

   Nyergesujfalu, Hungary<F2>       Acrylic fiber, nylon, other
                                    manufacturing                                          1,600,000

----------------

<F1> Subject to ground lease which expires in 2065, subject to a 24-year renewal option thereafter.

<F2> Viscosa is located on a 150-acre site in the town of Nyergesujfalu, approximately 30 miles from Budapest. The facility is located on a main highway between Budapest and Vienna on the shore of the Danube River and on a major rail line.

Item 3.       Legal Proceedings
------        -----------------

            Except as set forth below, the Company is not a defendant in any material legal proceedings other than ordinary routine litigation incidental to its business.

            The Company is engaged in litigation with Kenny Securities Corp. ("Kenny") in the Circuit Court of St. Louis County arising out of Kenny's claim for compensation from the Company's November 1995 secondary Common Stock offering. In August 1996, the Court granted the Company's motion to compel arbitration of this matter under the rules of the National Association of Securities Dealers, Inc. and such arbitration proceeding currently is at a preliminary stage. The Company does not believe that the ultimate resolution of these proceedings will have a material adverse effect on its financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders
------      ---------------------------------------------------

            The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 1996.

Item 4A.      Executive Officers of the Registrant
-------       ------------------------------------

            The name, age and position with respect to each of the executive officers of the Company are set forth below:

            Zsolt Rumy, age 54, is the founder of the Company and has served as its Chairman, President and Chief Executive Officer and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Since May 1996, Mr. Rumy has served as a director of Southwest Bank of St. Louis, with which the Company maintains its primary banking relationships. Mr. Rumy received a BS in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

            Orel R. Kiphart, age 58, has served as President of Zoltek Corporation and Vice President of the Company since June 1996. For more than five years prior to joining the Company, he served as Director of Carbon Products for BF Goodrich Aerospace, responsible for all that company's high-temperature composite manufacturing, product development and sales and marketing of carbon products to industrial markets. Mr. Kiphart received a BS in Business and Engineering from California State Polytechnic University in 1966 and an MS in Systems Management from Florida Institute of Technology in 1969.

            Daniel D. Greenwell, age 34, has served as Chief Financial Officer and Secretary of the Company since December 1996. Prior to joining the Company, from November 1992 to December 1996 Mr. Greenwell served as Corporate Director of Financial Analysis and Reporting and as Controller of Sigma-Aldrich Corporation (a publicly held specialty chemical manufacturer). From August 1985 to November 1992, Mr. Greenwell was a certified public accountant for KPMG Peat Marwick (an international accounting and auditing firm) holding various positions, including Senior Manager. Mr. Greenwell received a B.S. in Accounting from Truman State University in 1985.

            Gyorgy Paszty, age 54, has served as President of the Company since February 1996 and as Managing Director of Viscosa since 1990. Prior to that time, he served in various technical and management positions in the Hungarian chemical industry. Mr. Paszty received a BS in Chemical Engineering from the Technical University, Budapest, Hungary, in 1966.
Mr. Paszty currently serves as President of the Hungarian Chemical Association and as Executive Vice President of the Federation of Hungarian Industrialists. Mr. Paszty speaks fluent English.


                                PART II

Item 5.       Market for Registrant's Common Equity and Related Shareholder
------        -------------------------------------------------------------
Matters
-------
            The information set forth under the caption "Price Range Per Common Share" in the registrant's 1996 Annual Report to Shareholders is incorporated herein by this reference.

Item 6.       Selected Financial Data
------        -----------------------

            The information set forth under the caption "Selected
Consolidated Financial Data" in the registrant's 1996 Annual Report to Shareholders is incorporated herein by this reference.

Item 7.       Management's Discussion and Analysis of Financial Condition
------        -----------------------------------------------------------
and Results of Operations
-------------------------

            The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrant's 1996 Annual Report to Shareholders is incorporated herein by this reference.

Item 8.       Financial Statements and Supplementary Data
------        -------------------------------------------

            The following financial statements and supplementary data, included in the registrant's 1996 Annual Report to Shareholders, are incorporated herein by this reference.

Statement
---------
Consolidated Balance Sheet as of September 30, 1996
   and 1995

Consolidated Statement of Operations for the years ended
   September 30, 1996, 1995 and 1994

Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 1996, 1995 and 1994

Consolidated Statement of Cash Flows for the years ended
   September 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

Report of Independent Accountants

Item 9.       Changes in and Disagreements with Accountants on Accounting
------        -----------------------------------------------------------
and Financial Disclosure
------------------------

              Not Applicable.


                                  PART III

Item 10.      Directors and Executive Officers of the Registrant
-------       --------------------------------------------------

            The information set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 11.      Executive Compensation
-------       ----------------------

            The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
-------       --------------------------------------------------------------

            The information set forth under the captions "Voting Securities and Principal Holder Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13.      Certain Relationships and Related Transactions
-------       ----------------------------------------------

            The information set forth under the caption "Certain
Transactions" in the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by this reference.

                               PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K
-------       -----------------------------------------------------------------

            (a)(1) Financial statements: Incorporated herein by reference, are listed in Item 8 of this report.

               (2) The following financial statement schedule and auditors' report thereon are included in Part IV of this report:

                                                         Page(s)
                                                         -------
Report of Independent Public Accountants on
   Financial Statement Schedule                             19

12-09 Valuation and Qualifying Accounts and Reserves        20


                  Schedules other than those listed above have been omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.

               (3) The following exhibits are filed herewith or incorporated by reference herein, as indicated:

     2.1    Form of Share Purchase Agreement, by and among Allami
            Privatizacios Es Vagyonkezelo Reszvenytarsasag, Magyar Viscosa Rt. and Zoltek Corporation, filed as Exhibit 2.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.2 Agreement on Sale of Lease Receivables, dated September 20, 1995, by and between Zoltek Corporation and Central European International Bank Ltd, filed as Exhibit 2.2 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.3 Agreement on Sale of Shares, dated September 20, 1995, with respect to 14.132 pcs of preferred shares of Magyar Viscosa Rt. by and between Zoltek Corporation and CIB Hungaria Bank Rt., filed as Exhibit 2.3 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.4 Agreement on Sale of Shares, dated September 20, 1995, with respect to 14.934 pcs of ordinary shares and 29.534 pcs of preferred shares of Magyar Viscosa Rt. by and between Zoltek Corporation and CIB Hungaria Bank Rt., filed as Exhibit 2.4 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.5 Sales Agreement, dated September 22, 1995, by and between Zoltek Corporation and Bank of Hungarian Savings Cooperatives, Ltd., filed as Exhibit 2.5 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.6 Agreement on Sale of Shares, dated September 12, 1995, by and between Zoltek Corporation and Allami Fejlesztesi Intezet, filed as Exhibit 2.6 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.7 Agreement on Sale of Shares Issued By Magyar Viscosa Rt., by and between Zoltek Corporation and Inter-Europa Bank Rt., filed as
            Exhibit 2.7 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.8 Agreement on Sale of Loan Receivables by and between Zoltek Corporation and Bank of Inter-Europa Bank Rt., filed as Exhibit
            2.8 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.9 Agreement on Sale of Loan Receivables and Shares, dated as of September 12, 1995, by and between Zoltek Corporation and Creditanstalt Rt., filed as Exhibit 2.9 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

     2.10 Agreement for the Sale of Assets, dated as of August 17, 1995, by and among Zoltek Corporation, Zoltek Properties, Inc., Pioneer Pump and Packing, Inc., Pioneer Holdings, Inc. and Zsolt Rumy, filed as Exhibit 2 to Registrant's Current Report on Form 8-K dated August 31, 1995, is incorporated herein by this reference

     3.1    Restated Articles of Incorporation of the Registrant, filed as
            Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

     3.2 Restated By-Laws of the Registrant, as currently in effect, filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

     4.1 Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

    10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit 10.7 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

    10.2    Zoltek Companies, Inc. Long Term Incentive Plan, filed as Exhibit
            10.15 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

    10.3 Zoltek Companies, Inc. Directors Stock Option Plan, filed as Appendix A to Registrant's definitive proxy statement for the 1995 Annual Meeting of Shareholders on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

    10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation, filed as
            Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference

    10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as
            Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference. (An application for confidential treatment has been made for a portion of Exhibit 10.9.)

    10.6 Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference. (An application for confidential treatment has been made for a portion of Exhibit 10.10.)

    10.7 Underwriting Agreement, dated November 17, 1995, by and between the Registrant and First Albany Corporation and Stifel, Nicolaus & Company, Incorporated, on behalf of the several underwriters, filed as Exhibit 1.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

    10.8 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company, filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

    10.9 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit
            10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

    10.10 Letter, dated March 6, 1995, from Southwest Bank of St. Louis to the Registrant regarding amendment of certain loan covenants, filed as Exhibit 10.13 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

    10.11 Purchase Agreement, dated September 18, 1996, by and between Registrant and Merrill Lynch & Co. and Stifel, Nicolaus & Company, Incorporated, on behalf of the several underwriters, filed as Exhibit 1.1 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-07547) is incorporated herein by this reference.

    13      Registrant's 1996 Annual Report to Shareholders is filed herewith

    21 Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995, is incorporated herein by this reference.

    23      Consent of Price Waterhouse LLP is filed herewith

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ZOLTEK COMPANIES, INC.
                                                (Registrant)


                                           By  /s/ Zsolt Rumy
                                             ----------------------------------
                                             Zsolt Rumy, Chairman of the Board,
                                             President and Chief Executive
                                             Officer
Date: December 27, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

/s/ Zsolt Rumy               Chairman, Chief Executive Officer   December 27, 1996
------------------------     and Director
Zsolt Rumy


/s/ Daniel D. Greenwell      Chief Financial Officer             December 27, 1996
------------------------     and Corporate Secretary
Daniel D. Greenwell


/s/ Linn Bealke              Director                            December 27, 1996
------------------------
Linn Bealke


/s/ James W. Betts           Director                            December 27, 1996
------------------------
James W. Betts


/s/ Charles A. Dill          Director                            December 27, 1996
------------------------
Charles A. Dill


/s/ James Dorr               Director                            December 27, 1996
------------------------
James Dorr


/s/ John L. Kardos           Director                            December 27, 1996
------------------------
John L. Kardos

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Zoltek Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 14, 1996, page 22 of the 1996 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are incorporated by reference in the Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
St. Louis, Missouri
November 14, 1996

                                  FOR THE YEAR ENDED SEPTEMBER 30, 1996

                        Rule 12-09 Valuation and Qualifying Accounts and Reserves
        Column A                            Column B               Column C               Column D          Column E
        --------                            --------      ---------------------------     --------          --------
                                                                   Additions
                                                          ---------------------------
                                           Balance at     Charged to     Charged to                        Balance at
                                           beginning      costs and    other accounts    Deductions           end
       Description                         of period       expenses       describe        describe         of period
       -----------                         ----------     ----------   --------------    ----------       -----------
Reserve for doubtful accounts               $28,038        $40,633      $121,436<F1>     $118,328<F2>       $71,779
                                            =======        =======      ========         ========           =======

----------

<F1> Acquisition of Viscosa.
<F2> Write off of uncollectible receivable, net of recovery.

                                  -------------------------------------

                                  FOR THE YEAR ENDED SEPTEMBER 30, 1995

                        Rule 12-09 Valuation and Qualifying Accounts and Reserves
        Column A                            Column B               Column C               Column D          Column E
        --------                            --------      ---------------------------     --------          --------
                                                                   Additions
                                                          ---------------------------
                                           Balance at     Charged to     Charged to                        Balance at
                                           beginning      costs and    other accounts    Deductions           end
       Description                         of period       expenses       describe        describe         of period
       -----------                         ----------     ----------   --------------    ----------       -----------
Reserve for doubtful accounts               $20,000        $12,000      $                $3,962<F1>         $28,038
                                            =======        =======      ========         ======             =======

----------

<F1> Write off of uncollectible receivable.

                                  -------------------------------------

                                  FOR THE YEAR ENDED SEPTEMBER 30, 1994

                       Rule 12-09 Valuation and Qualifying Accounts and Reserves
        Column A                            Column B               Column C               Column D          Column E
        --------                            --------      ---------------------------     --------          --------
                                                                   Additions
                                                          ---------------------------
                                           Balance at     Charged to     Charged to                        Balance at
                                           beginning      costs and    other accounts    Deductions           end
       Description                         of period       expenses       describe        describe         of period
       -----------                         ----------     ----------   --------------    ----------       -----------
Reserve for doubtful accounts               $10,000        $10,000      $                $                  $20,000
                                            =======        =======      ==========       ==========         =======

                              EXHIBIT INDEX
                              -------------
Exhibit No.            Description
-----------            -----------
   2.1    Form of Share Purchase Agreement, by and among Allami
          Privatizacios Es Vagyonkezelo Reszvenytarsasag, Magyar Viscosa
          Rt. and Zoltek Corporation<F*>

   2.2 Agreement on Sale of Lease Receivables, dated September 20, 1995, by and between Zoltek Corporation and Central European
          International Bank Ltd.<F*>

   2.3 Agreement on Sale of Shares, dated September 20, 1995, with respect to 14.132 pcs of preferred shares of Magyar Viscosa Rt.
          by and between Zoltek Corporation and CIB Hungaria Bank Rt.<F*>

   2.4 Agreement on Sale of Shares, dated September 20, 1995, with respect to 14.934 pcs of ordinary shares and 29.534 pcs of preferred shares of Magyar Viscosa Rt. by and between Zoltek
          Corporation and CIB Hungaria Bank Rt.<F*>

   2.5    Sales Agreement, dated September 22, 1995, by and between Zoltek
          Corporation and Bank of Hungarian Savings Cooperatives, Ltd.<F*>

   2.6 Agreement on Sale of Shares, dated September 12, 1995, by and between Zoltek Corporation and Allami Fejlesztesi Intezet<F*>

   2.7 Agreement on Sale of Shares Issued By Magyar Viscosa Rt., by and between Zoltek Corporation and Inter-Europa Bank Rt.<F*>

   2.8    Agreement on Sale of Loan Receivables by and between Zoltek
          Corporation and Bank of Inter-Europa Bank Rt.<F*>

   2.9 Agreement on Sale of Loan Receivables and Shares, dated as of September 12, 1995, by and between Zoltek Corporation and
          Creditanstalt Rt.<F*>

   2.10 Agreement for the Sale of Assets, dated as of August 17, 1995, by and among Zoltek Corporation, Zoltek Properties, Inc., Pioneer
          Pump and Packing, Inc., Pioneer Holdings, Inc. and Zsolt Rumy<F*>

   3.1    Restated Articles of Incorporation of the Registrant<F*>

   3.2    Restated By-Laws of the Registrant, as currently in effect<F*>

   4.1    Form of certificate for Common Stock<F*>

  10.1    Loan Agreement, dated December 29, 1989, by and between Zoltek
          Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992<F*>

  10.2    Zoltek Companies, Inc. Long Term Incentive Plan<F*>

  10.3    Zoltek Companies, Inc. Directors Stock Option Plan<F*>

-------------

<F*> Incorporated herein by reference


                          EXHIBIT INDEX
                          -------------
Exhibit No.            Description
-----------            ------------
  10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation<F*>

  10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited.<F*> (An application for confidential treatment has been made for a portion of Exhibit 10.9.)

  10.6 Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company.<F*> (An application for confidential treatment has been made for a portion of Exhibit 10.10.)

  10.7 Underwriting Agreement, dated November 17, 1995, by and between the Registrant and First Albany Corporation and Stifel,
          Nicolaus & Company, Incorporated, on behalf of the several underwriters<F*>

  10.8 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company<F*>

  10.9 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis<F*>

  10.10 Letter, dated March 6, 1995, from Southwest Bank of St. Louis to the Registrant regarding amendment of certain loan covenants<F*>

  10.11 Purchase Agreement, dated September 18, 1996, by and between Registrant and Merrill Lynch & Co. and Stifel, Nicolaus & Company, Incorporated, on behalf of the several underwriters, filed as Exhibit 1.1 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-07547) is incorporated herein by this reference.)<F*>

  13      Registrant's 1995 Annual Report to Shareholders

  21      Subsidiaries of the Registrant<F*>

  23      Consent of Price Waterhouse LLP

--------------

<F*> Incorporated herein by reference