Form 10-K/A
period 1996-09-30
ZOLTEK COMPANIES INC
filed 1997-01-31
CIK 890923

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549





                                 FORM 10-K/A


                               Amendment No. 1



For the fiscal year ended September 30, 1996      Commission File Number 0-20600



                            ZOLTEK COMPANIES, INC.
            (Exact name of registrant as specified in its charter)



            Missouri                                     43-1311101
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3101 McKelvey Road, St. Louis, Missouri                               (Zip Code)
(Address of principal executive offices)                                63044




Registrant's telephone number, including area code:  (314) 291-5110

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
--------  -----------------------------------------------------------------

          (a)(1) Financial statements: Incorporated herein by reference, are listed in Item 8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

             (2) The following financial statement schedule and auditors' report thereon are included in Part IV of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996:

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

         10.7 Underwriting Agreement, dated November 17, 1995, by and between the Registrant and First Albany Corporation and Stifel, Nicolaus & Company, Incorporated, on behalf of the several underwriters, filed as Exhibit 1.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-97294) is incorporated herein by this reference

         10.8 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company, filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.9 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.10 Letter, dated March 6, 1995, from Southwest
               Bank of St. Louis to the Registrant regarding amendment of certain loan covenants, filed as Exhibit 10.13 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.11 Purchase Agreement, dated September 18, 1996, by and between Registrant and Merrill Lynch & Co. and Stifel, Nicolaus & Company, Incorporated, on behalf of the several underwriters, filed as Exhibit 1.1 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-07547) is incorporated herein by this reference

         13 Registrant's 1996 Annual Report to Shareholders filed as Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by this reference

         21    Subsidiaries of the Registrant, filed as Exhibit
               21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, is incorporated herein by this reference

          23   Consent of Price Waterhouse LLP filed as Exhibit
               23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, is incorporated herein by this reference

          27   Financial Data Schedule is filed herewith

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ZOLTEK COMPANIES, INC.
                                               (Registrant)


                                   By /s/ Zsolt Rumy
                                      -------------------------------------
                                      Zsolt Rumy, Chairman of the Board,
                                      President and Chief Executive Officer
Date: January 31, 1997

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

10.3   Zoltek Companies, Inc. Directors Stock Option
       Plan<F*>

[FN]
-----------
<F*> Incorporated herein by reference

                         EXHIBIT INDEX
                         -------------
Exhibit No.                        Description
-----------                        -----------


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

13     Registrant's 1996 Annual Report to Shareholders<F*>

21     Subsidiaries of the Registrant<F*>

23     Consent of Price Waterhouse LLP<F*>

27     Financial Data Schedule

[FN]
----------
<F*> Incorporated herein by reference