Form 10-Q
period 1996-12-31
ZOLTEK COMPANIES INC
filed 1997-02-14
CIK 890923

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC   20549



                          --------------------------


                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




                     -------------------------------------



For the quarter ended December 31, 1996           Commission File No. 0-20600
                      -----------------                               -------


                             ZOLTEK COMPANIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

        Missouri                                           43-1311101
        --------                                           ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                             Identification No.)

3101 McKelvey Road, St. Louis, Missouri                       63044
---------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (314) 291-5110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No
                                                   ----    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 14, 1997, 16,210,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                                             ZOLTEK COMPANIES, INC.
                                           CONSOLIDATED BALANCE SHEET
                                           --------------------------
                                   (Amounts in thousands, except share data)
                                                  (Unaudited)

                                                                           DECEMBER 31,           SEPTEMBER 30,
ASSETS                                                                        1996                    1996
                                                                           ------------           -------------
Current assets:
   Cash and cash equivalents                                               $  76,515               $  75,447
   Accounts receivable, less allowance for doubtful accounts of $64 and
     $72, respectively                                                         9,840                  11,226
   Inventories                                                                13,268                  12,597
   Prepaid expenses                                                              681                     350
   Other receivables                                                           3,277                   2,700
                                                                           ---------               ---------
      Total current assets                                                   103,581                 102,320
Property and equipment, net                                                   31,075                  31,440
Other assets                                                                     791                     900
                                                                           ---------               ---------
      Total assets                                                          $135,447                $134,660
                                                                           =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term note payable                                                 $   3,884               $   3,694
   Current maturities of long-term debt                                          778                     884
   Trade accounts payable                                                      8,051                   8,621
   Accrued expenses and other liabilities                                      2,461                   2,279
   Accrued liabilities for acquired operations                                 3,107                   3,327
   Income taxes payable                                                          715                     201
                                                                           ---------               ---------
      Total current liabilities                                               18,996                  19,006
                                                                           ---------               ---------
Other long-term liabilities                                                      445                     974
                                                                           ---------               ---------
Long-term debt, less current maturities                                        5,020                   5,207
                                                                           ---------               ---------
Deferred income taxes                                                            685                     696
                                                                           ---------               ---------
Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding
   Common stock, $.01 par value, 20,000,000 shares authorized,
     16,210,338 shares issued and outstanding                                    162                     162
   Additional paid-in capital                                                 99,870                  99,870
   Cumulative translation adjustment                                          (3,663)                 (2,658)
   Retained earnings                                                          13,932                  11,403
                                                                           ---------               ---------
                                                                             110,301                 108,777
                                                                           ---------               ---------
      Total liabilities and shareholders' equity                           $ 135,447               $ 134,660
                                                                           =========               =========


           The accompanying notes are an integral part of the consolidated financial statements.


                                   ZOLTEK COMPANIES, INC.

                              CONSOLIDATED STATEMENT OF INCOME
                              --------------------------------
                       (Amounts in thousands, except per share data)
                                        (Unaudited)


                                                           Three months ended December 31,
                                                           -------------------------------
                                                                  1996         1995
                                                                  ----         ----
Net sales                                                      $  22,026   $   9,352
Cost of sales                                                     16,437       6,700
                                                               ---------   ---------
   Gross profit                                                    5,589       2,652
Selling, general and administrative expenses                       2,957       1,126
                                                               ---------   ---------
Operating income from continuing operations                        2,632       1,526
Other income (expense):
   Interest expense                                                 (233)       (182)
   Interest income                                                 1,004         112
   Other, net                                                        (20)        (36)
                                                               ---------   ---------
Income from continuing operations before income taxes              3,383       1,420
Provision for income taxes                                           855         486
                                                               ---------   ---------
   Net income from continuing operations                           2,528         934
Income from discontinued operations, net of income tax               -            17
                                                               ---------   ---------
   Net income                                                  $   2,528   $     951
                                                               =========   =========

Net income per share                                           $     .16   $     .08

Weighted average common shares outstanding                        16,210      11,471



The accompanying notes are an integral part of the consolidated financial statements.


                                   ZOLTEK COMPANIES, INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                            ------------------------------------
                                   (Amounts in thousands)
                                        (Unaudited)


                                                                                   Three months ended December 31,
                                                                                   -------------------------------
                                                                                          1996         1995
                                                                                          ----         ----
Cash flows from operating activities:
   Net income                                                                          $   2,528   $     951
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                          669         383
      Other, net                                                                              22           3
      Changes in assets and liabilities, net of effects from purchase of Viscosa:
         (Increase) decrease in accounts receivable                                        1,065        (889)
         Increase in other receivables                                                      (698)     (1,384)
         (Increase) decrease in inventories                                               (1,044)        405
         Increase in prepaid expenses                                                       (340)       (316)
         Decrease in inventories held for sale                                               -           116
         Increase in intangible assets                                                       -           (10)
         Increase (decrease) in trade accounts payable                                      (281)      1,194
         Increase in accrued expenses and other liabilities                                  260       1,729
         Decrease in accrued liabilities for acquired operations                             (89)        -
         Increase in income taxes payable                                                    515         467
         Decrease in other long-term liabilities                                            (509)     (1,264)
                                                                                       ---------   ---------
      Total adjustments                                                                     (430)        434
                                                                                       ---------   ---------
   Net cash provided by operating activities                                               2,098       1,385
                                                                                       ---------   ---------
   Cash flows from investing activities:
      Payment for purchase of Viscosa, net of cash acquired                                  -       (17,305)
      Payments for purchase of property and equipment                                     (1,130)       (623)
                                                                                       ---------   ---------
   Net cash used by investing activities                                                  (1,130)    (17,928)
                                                                                       ---------   ---------
   Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants                                   -            50
      Proceeds from secondary stock offering                                                 -        26,312
      Decrease in deferred costs                                                             -           286
      Proceeds from issuance of notes payable                                              2,574         -
      Repayment of notes payable                                                          (2,514)       (284)
      Proceeds from repayment of notes receivable                                            101           8
                                                                                       ---------   ---------
   Net cash provided by financing activities                                                 161      26,372
                                                                                       ---------   ---------
   Effect of exchange rate changes on cash                                                   (61)        -
                                                                                       ---------   ---------
   Net increase in cash                                                                    1,068       9,829
   Cash and cash equivalents at beginning of period                                       75,447       1,677
                                                                                       ---------   ---------
   Cash and cash equivalents at end of period                                          $  76,515   $  11,506
                                                                                       =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
   Interest                                                                            $     267   $     200
   Income taxes                                                                              349          30

          The accompanying notes are an integral part of the consolidated financial statements.

                         ZOLTEK COMPANIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

1.  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1996 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996. The results for the quarter ended December 31, 1996 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997.

2.  PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek") and Zoltek Magyar Viscosa ("Viscosa"). Zoltek is an applied technology and materials company primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. Viscosa manufactures and markets acrylic and nylon products and yarns to the textile industry.


Viscosa's consolidated balance sheet was translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the balance sheet date, while its consolidated statement of operations was translated using the average exchange rates in effect during the period. Adjustments resulting from foreign currency transactions are recognized in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.

3.  ACQUISITION

On December 8, 1995, the Company completed the acquisition of Viscosa. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and substantially all the debt of Viscosa for approximately $18 million. Subsequently, the Company acquired an additional 4% of the equity ownership for Company stock and cash with an aggregate value of $250,000. During fiscal 1996, the Company made $5 million available to fund Viscosa's working capital requirements and approximately $1.5 million to fund capital expenditures associated with new continuous carbonization lines which the Company plans to install at Viscosa. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. The purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess of the fair market value of the assets acquired over the purchase price was allocated to reduce property and equipment.

The purchase price allocation reflects the recording at the acquisition date of a liability of $4.0 million related to the estimated cost for reorganization of the acquired operations, including modification of facilities layout and possible demolition of obsolete buildings, and product rationalization, including employee severance and exit costs. The liability also includes amounts necessary to correct certain identified environmental deficiencies and enhancements of other environmental compliance systems. Additionally, the liability includes an amount in respect of a governmental grant received by Viscosa to finance salary payments to Viscosa's employees during the period April through December 1993. The grant is repayable by Viscosa if employment levels decline below 1,850 through 1997, subject to certain exceptions. Presently, Viscosa's active workforce is below the level specified by the grant. Viscosa is undertaking to clarify the application of the calculation and to amend the agreement to confirm Viscosa's understanding.

Set forth below are unaudited combined results of operations of Zoltek and Viscosa for the three months ended December 31, 1996 and the unaudited pro forma combined results of operations of Zoltek and Viscosa for the three months ended December 31, 1995 as if the Viscosa acquisition had been completed as of October 1, 1995. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the acquisition of Viscosa been completed as of October 1, 1995.

                                            Three months ended December 31,
                                            -------------------------------
                                     (Amounts in thousands, except per share data)

                                            1996                    1995
                                         ----------              ----------
    Net sales                            $  22,026               $  20,718
    Income before extraordinary items        2,528                     864
    Net income                               2,528                     861
    Net income per share                      $.16                    $.06

4.  CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $74.8 million and $74.0 million at December 31, 1996 and September 30, 1996, respectively. At December 31, 1996, cash equivalents included $59.7 million of U.S. Treasury bills.

5.  INVENTORIES

    Inventories consist of the following:

                                         DECEMBER 31,           SEPTEMBER 30,
                                            1996                    1996
                                         ------------           -------------
                                                   (In thousands)
    Raw materials                         $  6,183                $  5,446
    Work-in-process                          1,331                   1,566
    Finished goods                           5,754                   5,585
                                          --------                --------
                                          $ 13,268                $ 12,597
                                          ========                ========

6.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                         DECEMBER 31,           SEPTEMBER 30,
                                            1996                    1996
                                         ------------           -------------
                                                   (In thousands)
    Land                                  $  1,350                $  1,393
    Buildings and improvements              15,825                  15,975
    Machinery and equipment                 19,320                  18,905
    Furniture and fixtures                   2,158                   2,134
                                          --------                --------
                                            38,653                  38,407

    Less:  accumulated depreciation         (7,578)                 (6,967)
                                          --------                --------

                                          $ 31,075                $ 31,440
                                          ========                ========

7.  SECONDARY STOCK OFFERING

Pursuant to a secondary public offering in November 1995, the Company sold 4,170,000 shares of common stock and received net proceeds of $26.3 million. The Company used approximately $18 million to fund the purchase of Viscosa and the remaining proceeds for Viscosa's working capital needs, and general corporate purposes, including capital expenditures.

In September 1996, the Company completed a secondary offering of 2,300,000 shares of common stock and received net proceeds of $68.9 million. The Company plans to utilize these funds to expand its production capacity by constructing five additional continuous carbonization lines during fiscal 1997 and up to eleven lines by the end of fiscal 1998 and for working capital needs and general corporate purposes.


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

General
-------

Since the Company's initial public offering, Zoltek has achieved substantial sales growth in its carbon fibers business. From fiscal 1992 to fiscal 1996, net sales of carbon fibers grew from $3.0 million to $20.0 million. Carbon fiber net sales for the first quarter of fiscal 1997 were $5.3 million compared to $4.9 million for the first quarter of fiscal 1996.
Much of the sales increase was for specialty applications, however, the Company believes that its greatest opportunities are presented by the market for its low-cost carbon fibers for much broader applications.

In November 1995, the Company completed a secondary public offering of 4.2 million shares of Common Stock and received net proceeds of $26.3 million. The Company used much of the proceeds of the offering to acquire substantially all of the shares of Magyar Viscosa Rt. for $17.8 million in December 1995 and to provide working capital to enhance Viscosa's operations. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. Viscosa manufactures textile-type acrylic fibers, which can be used as the raw material for the manufacturing of carbon fibers, as well as nylon products. This acquisition enabled the Company to secure access to the technology underlying the production of the acrylic fiber raw material. The Company also expects Viscosa will begin to supply some acrylic fiber used as carbon fiber precursor by the end of 1997.

The Company is producing carbon fibers at its full operational capacity and needs to expand its capacity to meet the indicated and forecasted demand for carbon fiber products. To support the Company's growth strategy, it completed a secondary stock offering in September 1996. The Company sold 2.3 million shares of Common Stock and received net proceeds of $68.9 million. The Company is utilizing the net proceeds, together with internally generated funds, to expand its carbon fibers manufacturing capacity, from its current annual capacity of approximately 3.5 million pounds to approximately 8.5 million pounds by the end of fiscal 1997. The Company's strategic plan calls for further increases in annual capacity to 19.5 million pounds by the end of fiscal 1998 and to an aggregate of 40 million pounds in the United States and Hungary over the next four to five years. In addition to securing the raw material source, the Company has developed a standardized continuous carbonization line design to optimize the technical process capabilities, reduce equipment cost and shorten lead time for future expansion between the decision to add capacity and when lines become operational.

Results of Operations
---------------------
Three months ended December 31, 1996 compared to three months ended
-------------------------------------------------------------------
December 31, 1995
-----------------
The Company's net sales increased 136% to $22.0 million for the first quarter of fiscal 1997 from $9.4 million for the first quarter of fiscal 1996. The increase resulted from an increase in Zoltek's carbon fiber business and the inclusion of Viscosa's revenues for a full quarter in fiscal 1997. The first quarter of fiscal 1996 included Viscosa's revenues since its acquisition on December 8, 1995. Net sales from Zoltek's carbon fibers business totalled $5.3 million in the first quarter of fiscal 1997, an increase of 8% compared to the first quarter of fiscal 1996. Growth in carbon fiber sales in the recently completed quarter was constrained by production capacity. For the first quarter of fiscal 1997, Viscosa reported net sales of $16.7 million compared to $4.4 million for the period from its acquisition on December 8, 1995 to December 31, 1995. All of the Viscosa sales were into markets Viscosa historically had served prior to the acquisition.

Gross profit increased 111% to $5.6 million for the first quarter of fiscal 1997. The increase resulted from a 16% increase in gross profit from Zoltek's carbon fiber business and from the operation of Viscosa after its acquisition by the Company. Excluding Viscosa, Zoltek's gross margin percentage from the carbon fibers business increased to 39% for the first quarter of fiscal 1997 from 37% for the first quarter of fiscal 1996.
The increase was primarily attributed to manufacturing efficiencies from volume increases. The Company's overall gross profit was 25% for the first quarter of fiscal 1997 compared to 28% in the first quarter of fiscal 1996 due to the participation of Viscosa for the full quarter. Historically, Viscosa has generated significantly lower gross margins than the carbon fibers business. However, Viscosa's productivity and margins have significantly improved compared to its operations prior to the acquisition.

Selling, general and administrative expenses were $2.9 million for first quarter of fiscal year 1997 compared to $1.1 million for the first quarter of the prior year. The increase was primarily attributed to inclusion of the Viscosa operation in the Company's consolidated financial statements. To a lesser extent, these expenses increased due to the addition of marketing, engineering, product development and administrative staff relative to carbon fiber manufacturing during the past year as well as costs related to the increased sales level. Such increases were incurred to support the Company's carbon fibers capacity growth plans and, in view of capacity constraints during the first quarter of fiscal 1997, resulted in a 2.0% decrease in income from carbon fibers operations. The Company expects that it will derive substantial operating leverage from these expenses as its planned capacity increases come on line toward the end of fiscal 1997. As a percentage of net sales, selling general and administrative expenses increased to 13% in the first quarter of fiscal 1997 from 12% in the corresponding quarter of fiscal 1996.

Interest expense was $233,000 for three months ended December 31, 1996. Interest income for the period was $1.0 million. Net interest income increased substantially in the first quarter of fiscal 1997 compared to the first quarter of 1996 due to the interest generated on increased cash and cash equivalent balances in the current year derived from the Company's secondary offerings.

During first quarter of fiscal 1997, the Company reported income tax expense of $855,000 compared to $486,000 in the first quarter of fiscal 1996. The effective tax rate remained relatively constant between years, excluding the effects of the Viscosa acquisition. The statutory rate for the Viscosa operation in Hungary is 18%. At present, Viscosa has net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. Due to the substantial uncertainty of the availability of these operating loss carryforwards to reduce Viscosa's future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the first quarter of fiscal 1997, Viscosa utilized operating loss carryforwards to reduce the income tax liability by $231,000. Additionally, a valuation allowance adjustment of $231,000 was recognized as a reduction to income tax expense. At December 31, 1996, the Company continues to recognize a valuation allowance against the available net operating loss carryforwards. During the first quarter of fiscal 1996, Viscosa did not incur income tax expense as a result of the reduction in the valuation allowance against net operating loss carryforwards.

As a result of the foregoing, net income increased 166% to $2.5 million for the first quarter of fiscal 1997 from $1.0 million in the first quarter of fiscal 1996. Similarly, the Company reported net income per share of $0.16 for the first quarter of fiscal 1997 compared to net income per share of $0.08 for the corresponding period in the prior year. Weighted average common shares increased to 16.2 million from 11.5 million primarily due to the secondary offering in September 1996.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company's current capital resources, including cash and cash equivalents on hand, are sufficient for execution of its strategic capacity expansion plans. At December 31, 1996, the Company reported working capital of $84.6 million compared to working capital of $13.5 million at December 31, 1995 and $83.3 million at September 30, 1996. The increase in working capital from December 31, 1995 to September 30, 1996 was due primarily to the secondary offering in September, 1996 which provided approximately $68.9 million. The increase in working capital from September 30, 1996 to December 31, 1996 was due primarily to the generation of $2.1 million in net cash from operations which was partially offset by $1.1 million in capital expenditures.

Other receivables of $3.3 million consisted primarily of VAT and import duty refunds due Viscosa from the Hungarian taxing authorities. Other long-term liabilities were related to various supply agreements between Viscosa and its vendors.

The Company believes that identified and forecasted customer demand for carbon fiber products likely will require substantial increases in capacity. The Company currently is producing carbon fibers at its full operational capacity and needs to expand its capacity to meet the indicated and forecasted demand. The Company is adding to its carbon fibers batch process capacity at its St. Charles, Missouri plant. In order to further increase its production capacity, the Company plans to construct (in the U.S. and Hungary) five continuous carbonization lines in fiscal 1997 and eleven additional lines by the end of fiscal 1998. The Company's current plans call for capital expenditures of approximately $25 million in 1997 and $50 million through fiscal 1998 for this expansion. The construction of these continuous carbonization line facilities will be funded with the proceeds of the secondary offering, together with internally generated funds and, possibly, borrowings.

The Company maintains several credit commitments from its lead bank, Southwest Bank of St. Louis, that would allow the Company to borrow up to approximately $10 million. However, the Company has no current plans to borrow under these commitments in the foreseeable future. The Company currently has outstanding a term loan with a principal balance of $1.7 million which matures in 1999. The Company expects to repay this loan during fiscal 1997 to reduce interest expense.

Since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. The applicable loan agreements prohibit the payment of dividends without the consent of the lenders. These loans are non-recourse loans secured by mortgages on the Company's headquarters and St. Charles manufacturing facility. Based on the interest rates and the nature of the loans, the Company expects to leave these loans in place.

Pursuant to a secondary stock offering in November 1995, the Company sold 4.2 million shares of Common Stock and realized net proceeds of approximately $26.3 million. The Company utilized approximately $17.8 million to fund the purchase of Viscosa. During 1996, the Company made available a total of $5 million to fund Viscosa's working capital requirements and an additional $1.5 million to fund capital expenditures associated with new continuous carbonization lines which the Company plans to install at Viscosa. The remaining proceeds will be used for working capital needs of Viscosa and general corporate purposes, including capital expenditures. Beginning in the second quarter of fiscal 1996, Viscosa obtained short-term financing consisting of working capital loans and commercial letters of credit, of which $3.9 million was outstanding at December 31, 1996. The Company plans to repay these borrowings during fiscal 1997 and fund Viscosa's working capital needs internally.

Pursuant to a secondary stock offering in September 1996, the Company sold
2.3 million shares of Common Stock and realized net proceeds of approximately $68.9 million. The Company's strategic plan calls for utilizing these proceeds to fund capital expenditures of approximately $75 million through fiscal 1998 to substantially increase its carbon fiber production capacity.

New Accounting Standards
------------------------

The following recently issued accounting standards will be applicable to the Company for its fiscal year ending September 30, 1997:

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," effective for the Company for its fiscal year ending September 30, 1997, establishes standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and those to be disposed of. SFAS 121 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

SFAS 123, "Accounting for Stock-based Compensation," defines the fair value based method of accounting for stock option, purchase and award plans. SFAS 123 allows companies to use the fair value method defined therein or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

                                   *  *  *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consists of a number of factors, including the Company's ability to manage rapid growth and increase its carbon fibers production capacity and markets on a timely basis.

                                   ZOLTEK COMPANIES, INC.

                                    SEGMENT INFORMATION
                                   (Amounts in thousands)
                                        (Unaudited)

                                                     Three months ended December 31,
                                                     -------------------------------
                                                      1996                  1995<F*>
                                                      ----                  ----
Net sales
    Zoltek Corporation                             $   5,286               $   4,917
    Zoltek Magyar Viscosa Rt                          16,740                   4,435

                                                   ---------               ---------
                                                   $  22,026               $   9,352
                                                   =========               =========

Operating income
    Zoltek Corporation                             $   1,473               $   1,508
    Zoltek Magyar Viscosa Rt                           1,509                     228
    General corporate expense                           (350)                   (210)
                                                   ---------               ---------
                                                   $   2,632               $   1,526
                                                   =========               =========

Total assets
    Zoltek Corporation                             $  19,276               $  17,497
    Zoltek Magyar Viscosa Rt                          41,413                  37,684
    General corporate                                 74,758                  10,536
                                                   ---------               ---------
                                                   $ 135,447               $  65,717
                                                   =========               =========

Capital expenditures
    Zoltek Corporation                             $     762               $     612
    Zoltek Magyar Viscosa Rt                             368                      11
                                                   ---------               ---------
                                                   $   1,130               $     623
                                                   =========               =========

Depreciation and amortization expense
    Zoltek Corporation                             $     342               $     252
-   Zoltek Magyar Viscosa Rt                             327                     131
                                                   ---------               ---------
                                                   $     669               $     383
                                                   =========               =========

-----------------------------
  <F*>Information for Magyar Viscosa Rt is from the date of
      acquisition, December 8, 1995, to December 31, 1995.



                             ZOLTEK COMPANIES, INC.


PART II.   OTHER INFORMATION


           Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
                      --------------------------------

                (a)      Exhibits:

                         27     Financial Data Schedule

                (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended December 31, 1996.




                                SIGNATURE
                                ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Zoltek Companies, Inc.

                                                    (Registrant)



Date:  February 14, 1997             By:     /s/ DANIEL D. GREENWELL
       -----------------                ----------------------------------
                                               Daniel D. Greenwell
                                               Chief Financial Officer