Form 10-Q
period 1997-03-31
ZOLTEK COMPANIES INC
filed 1997-05-15
CIK 890923

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                 --------------


                                    FORM 10-Q



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



                             ----------------------



For the quarter ended March 31, 1997                Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 1, 1997, 16,210,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                       ZOLTEK COMPANIES, INC.

                                     CONSOLIDATED BALANCE SHEET
                                     --------------------------
                    (Amounts in thousands, except share and per share amounts)
                                                                           (Unaudited)
                                                                            MARCH 31,       SEPTEMBER 30,
ASSETS                                                                        1997              1996
                                                                           -----------      -------------
Current assets:
   Cash and cash equivalents                                                $ 44,415          $ 75,447
   Marketable securities                                                      27,437                --
   Accounts receivable, less allowance for doubtful accounts of $62 and
     $72, respectively                                                        13,952            12,616
   Inventories                                                                11,607            12,597
   Prepaid expenses                                                              799               350
   Other receivables                                                           1,002             1,310
                                                                            --------          --------
       Total current assets                                                   99,212           102,320
Property and equipment, net                                                   32,363            31,440
Other assets                                                                     517               900
                                                                            --------          --------
       Total assets                                                         $132,092          $134,660
                                                                            ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                                 $     --          $  3,694
   Current maturities of long-term debt                                          814               884
   Trade accounts payable                                                      7,678             8,621
   Accrued expenses and other liabilities                                      5,266             5,606
   Income taxes payable                                                          966               201
                                                                            --------          --------
       Total current liabilities                                              14,724            19,006
Other long-term liabilities                                                      411               974
Long-term debt, less current maturities                                        4,791             5,207
Deferred income taxes                                                            668               696
Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                              --                --
   Common stock, $.01 par value, 50,000,000 shares authorized,
     16,210,338 shares issued and outstanding                                    162               162
   Additional paid-in capital                                                 99,870            99,870
   Cumulative translation adjustment                                          (5,595)           (2,658)
   Retained earnings                                                          17,061            11,403
                                                                            --------          --------
                                                                             111,498           108,777
                                                                            --------          --------
       Total liabilities and shareholders' equity                           $132,092          $134,660
                                                                            ========          ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                       ZOLTEK COMPANIES, INC.

                                 CONSOLIDATED STATEMENT OF INCOME
                                 --------------------------------
                           (Amounts in thousands, except per share data)
                                            (Unaudited)
                                                           THREE MONTHS ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                                           ----------------------------       --------------------------
                                                              1997             1996              1997            1996
                                                              ----             ----              ----            ----
Net sales                                                    $22,857         $18,863           $44,883         $28,214
Cost of sales                                                 16,227          14,466            32,664          21,165
                                                             -------         -------           -------         -------
     Gross profit                                              6,630           4,397            12,219           7,049
Selling, general and administrative expenses                   3,170           2,763             6,127           3,889
                                                             -------         -------           -------         -------
Operating income from continuing operations                    3,460           1,634             6,092           3,160
Other income (expense):
     Interest expense                                           (324)           (252)             (557)           (435)
     Interest income                                             970             150             1,974             262
     Other, net                                                  (29)            151               (49)            115
                                                             -------         -------           -------         -------
Income from continuing operations before income taxes          4,077           1,683             7,460           3,102
Provision for income taxes                                       947             448             1,802             933
                                                             -------         -------           -------         -------
     Net income from continuing operations                     3,130           1,235             5,658           2,169
Income from discontinued operations, net of income tax                             5                                22
                                                             -------         -------           -------         -------
     Net income                                              $ 3,130         $ 1,240           $ 5,658         $ 2,191
                                                             =======         =======           =======         =======

Net income per share                                         $   .19         $   .09           $   .35         $   .17

Weighted average common shares outstanding                    16,579          13,852            16,394          12,654

                The accompanying notes are an integral part of the consolidated financial statements.

                                        ZOLTEK COMPANIES, INC.

                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Amounts in thousands)
                                             (Unaudited)
                                                                                  SIX MONTHS ENDED MARCH 31,
                                                                                  --------------------------
                                                                                    1997              1996
                                                                                    ----              ----
Cash flows from operating activities:
   Net income                                                                     $  5,658          $  2,191
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                 1,314             1,161
       Unrealized foreign exchange (gain) loss                                        (249)               11
       Other, net                                                                       49                22
   Changes in assets and liabilities, net of effects from purchase of Viscosa:
       (Increase) decrease in accounts receivable                                   (2,186)              238
       (Increase) decrease in other receivables                                        185            (1,243)
       (Increase) decrease in inventories                                              109            (2,952)
       Increase in prepaid expenses                                                   (481)             (288)
       Decrease in inventories held for sale                                            --               285
       Increase in intangible assets                                                    --               (22)
       Increase (decrease) in trade accounts payable                                  (204)               14
       Increase (decrease) in accrued expenses and other liabilities                   187               (65)
       Increase in income taxes payable                                                765                 1
       Decrease in other long-term liabilities                                        (523)           (1,380)
                                                                                  --------          --------
     Total adjustments                                                              (1,034)           (4,218)
   Net cash provided (used) by operating activities                                  4,624            (2,027)
                                                                                  --------          --------
   Cash flows from investing activities:
     Payment for purchase of Viscosa, net of cash acquired                              --           (17,310)
     Payments for purchase of property and equipment                                (4,348)           (1,230)
     Purchase of marketable securities                                             (27,437)               --
                                                                                  --------          --------
   Net cash used by investing activities                                           (31,785)          (18,540)
                                                                                  --------          --------
   Cash flows from financing activities:
     Exercise of stock options                                                          --               (85)
     Proceeds from secondary stock offering                                             --            26,291
     Decrease in deferred costs                                                         --               286
     Proceeds from issuance of notes payable                                         3,913             4,984
     Repayment of notes payable                                                     (7,913)           (3,829)
     Proceeds from repayment of notes receivable                                       112                80
                                                                                  --------          --------
   Net cash provided (used) by financing activities                                 (3,888)           27,727
                                                                                  --------          --------
   Effect of exchange rate changes on cash                                              17                --
                                                                                  --------          --------
   Net increase (decrease) in cash                                                 (31,032)            7,160
   Cash and cash equivalents at beginning of period                                 75,447             1,677
                                                                                  --------          --------
   Cash and cash equivalents at end of period                                     $ 44,415          $  8,837
                                                                                  ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                       $    441          $    416
   Income taxes                                                                      1,037               932

          The accompanying notes are an integral part of the consolidated financial statements.

                               ZOLTEK COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.    UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1996 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996. Certain reclassifications have been made to conform prior years' data to the current presentation. The results for the quarter and six months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997.

2.    PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek") and Zoltek Magyar Viscosa ("Viscosa"). Zoltek is an applied technology and materials company primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. Viscosa manufactures and markets acrylic and nylon products and fibers to the textile industry.

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

3.    ACQUISITION

On December 8, 1995, the Company completed the acquisition of Viscosa. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and substantially all the debt of Viscosa for approximately $18 million. Subsequently, the Company acquired an additional 4% of the equity ownership in exchange for Company stock and cash with an aggregate value of $250,000. During fiscal 1996, the Company made $5 million available to fund Viscosa's working capital requirements and approximately $1.5 million to fund capital expenditures associated with new continuous carbonization lines which the Company plans to install at Viscosa. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition.
The purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess of the fair market value of the assets acquired over the purchase price was allocated to reduce property and equipment.

The purchase price allocation reflected the recording at the acquisition date of a liability, which is included in accrued expenses and other liabilities, related to the estimated cost for reorganization of the acquired operations, including modification of facilities layout and possible demolition of obsolete buildings, and product rationalization, including employee severance and exit costs. The liability also includes amounts necessary to correct certain identified environmental deficiencies and enhancements of other environmental compliance systems. Additionally, the liability includes an amount in respect of a governmental grant received by Viscosa to finance salary payments to Viscosa's employees during the period April through December 1993. The grant is repayable by Viscosa if employment levels decline below 1,850 through 1997, subject to certain exceptions. Presently, Viscosa's active workforce is below the level specified by the grant.
Viscosa is undertaking to clarify the application of the calculation and to amend the agreement to confirm Viscosa's understanding.

Set forth below are the unaudited pro forma combined results of operations of Zoltek and Viscosa for the six months ended March 31, 1996 as if the Viscosa acquisition had been completed as of October 1, 1995. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the acquisition of Viscosa actually been completed as of October 1, 1995.

                                         SIX MONTHS ENDED MARCH 31, 1996
                                         -------------------------------
                                             (Amounts in thousands,
                                             except per share data)
         Net sales                                   $39,581
         Income before extraordinary items             2,149
         Net income                                    2,130
         Net income per share                        $   .17

4.    CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $41.4 million and $74.0 million at March 31, 1997 and September 30, 1996, respectively. At March 31, 1997, cash equivalents included $34.8 million of U.S. Treasury Notes.

5.    INVENTORIES

      Inventories consist of the following:

                                                     MARCH 31,    SEPTEMBER 30,
                                                       1997           1996
                                                     ---------    -------------
                                                       (Amounts in thousands)
         Raw materials                               $ 4,453        $ 5,446
         Work-in-process                               1,758          1,566
         Finished goods                                5,396          5,585
                                                     -------        -------
                                                     $11,607        $12,597
                                                     =======        =======

6.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     MARCH 31,    SEPTEMBER 30,
                                                       1997           1996
                                                     ---------    -------------
                                                       (Amounts in thousands)
         Land                                        $ 1,284        $ 1,393
         Buildings and improvements                   13,724         14,417
         Machinery and equipment                      19,478         18,905
         Furniture and fixtures                        2,324          2,134
         Construction in progress                      3,667          1,558
                                                     -------        -------
                                                      40,477         38,407
         Less:  accumulated depreciation              (8,114)        (6,967)
                                                     -------        -------
                                                     $32,363        $31,440
                                                     =======        =======

7.    SECONDARY STOCK OFFERINGS

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Since the Company's initial public offering, Zoltek has achieved substantial sales growth in its carbon fibers business. From fiscal 1992 to fiscal 1996, net sales of carbon fibers grew from $3.0 million to $20.0 million. Carbon fiber net sales for the first six months of fiscal 1997 were $11.0 million compared to $9.4 million for the first six months of fiscal 1996. Much of the sales increase was for specialty applications, however, the Company believes that its greatest opportunities are presented by the market for its low-cost carbon fibers for broader applications.

In November 1995, the Company completed a secondary public offering of 4.2 million shares of Common Stock and received net proceeds of $26.3 million. The Company used much of the proceeds of the offering to acquire substantially all of the shares of Magyar Viscosa Rt. for $17.8 million in December 1995 and to provide working capital to enhance Viscosa's operations. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. Viscosa manufactures textile-type acrylic fibers, which can be used as the raw material for the manufacturing of carbon fibers, as well as nylon and other industrial products. This acquisition enabled the Company to secure access to the technology underlying the production of acrylic fiber raw material. The Company also expects Viscosa will begin to supply some acrylic fiber used as carbon fiber precursor by the end of 1997.

The Company is producing carbon fibers at its full operational capacity and needs to expand its capacity to meet the indicated and forecasted demand for its carbon fiber products. To support the Company's growth strategy, it completed a secondary stock offering in September 1996. The Company sold 2.3 million shares of Common Stock and received net proceeds of $68.9 million. The Company is utilizing the net proceeds, together with internally generated funds, to finance planned expansion of its carbon fibers manufacturing capacity, from its current annual capacity of approximately 3.5 million pounds to approximately 8.5 million pounds by the end of fiscal 1997. The Company's strategic plan calls for further increases in annual capacity to
19.5 million pounds by the end of fiscal 1998 and to an aggregate of 40 million pounds in the United States and Hungary over the next four to five years. In addition to securing the raw material source, the Company has developed a standardized continuous carbonization line design to optimize the technical process capabilities, reduce equipment cost and shorten lead time for future expansion between the decision to add capacity and when lines become operational.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996
-------------------------------------------------------------------------------

The Company's net sales increased 21% to $22.9 million for the second quarter of fiscal 1997 from $18.9 million for the second quarter of fiscal 1996. The increase resulted from increases in both Zoltek's carbon fibers business and Viscosa's acrylic fibers and other industrial products business. Net sales from Zoltek's carbon fibers business totaled $5.7 million in the second quarter of fiscal 1997, an increase of 28% compared to the second quarter of fiscal 1996. Growth in carbon fibers sales in the recently completed quarter was constrained by production capacity. Net sales from Viscosa's business totaled $17.1 million in the second quarter of fiscal 1997, an increase of 19% compared to the sales reported in second quarter of fiscal 1996. All of Viscose's sales were into markets Viscosa historically had served prior to the acquisition.

Gross profit increased 51% to $6.6 million for the second quarter of fiscal 1997 from $4.4 million for the second quarter of fiscal 1996. The increase resulted from a 16% increase in gross profit from Zoltek's carbon fiber business and a 77% increase in gross profit contribution from Viscosa's business. Zoltek's gross margin percentage from the carbon fibers business was 38% for the second quarter of fiscal 1997. The gross margin percentage for the carbon fibers business declined from 42% in the second quarter of fiscal 1996 principally due to product mix changes. Viscosa's gross margin percentage increased to 26% for the second quarter of fiscal 1997 from 17% for the second quarter of fiscal 1996. This increase in gross margin percentage was attributable to overall increased operating efficiencies compared to Viscosa's historical operations and increased operating leverage. The Company's overall gross profit was 29% for the second quarter of fiscal 1997 compared to 23% for the second quarter of fiscal 1996.

Selling, general and administrative expenses were $3.2 million for second quarter of fiscal year 1997 compared to $2.8 million for the second quarter of the prior year. These expenses increased due to the addition of marketing, engineering, product development and administrative staff relative to carbon fiber manufacturing during the past year, as well as costs related to the increased sales level. Such increases were incurred to support the Company's carbon fibers capacity growth plans. The Company expects that it will derive substantial operating leverage from these expenses as its planned capacity increases come on line toward the end of fiscal 1997. As a percentage of net sales, selling general and administrative expenses decreased to 14% in the second quarter of fiscal 1997 from 15% in the corresponding quarter of fiscal 1996 due to the increased sales volume.

Interest expense was $324,000 for three months ended March 31, 1997. Interest income for the period was $1.0 million. Net interest income increased substantially in the second quarter of fiscal 1997 compared to the first quarter of 1996 due to the interest generated on increased cash and cash equivalent balances in the current year derived from the Company's secondary offerings.

During second quarter of fiscal 1997, the Company reported income tax expense of $947,000 compared to $448,000 in the second quarter of fiscal 1996. The effective tax rate remained relatively constant between years, excluding the effects of the Viscosa acquisition. The statutory rate for the Viscosa operation in Hungary is 18%. At present, Viscosa has net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. Due to the substantial uncertainty of the availability of these operating loss carryforwards to reduce Viscosa's future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the second quarter of fiscal 1997, Viscosa utilized operating loss carryforwards to reduce its income tax liability by $221,000. Additionally, a valuation allowance adjustment of $221,000 was recognized as a reduction to income tax expense. At March 31, 1997, the Company continues to recognize a valuation allowance against the available net operating loss carryforwards. During the second quarter of fiscal 1996, Viscosa did not incur income tax expense as a result of the reduction in the valuation allowance against utilization of net operating loss carryforwards.

As a result of the foregoing, net income increased 152% to $3.1 million for the second quarter of fiscal 1997 from $1.2 million in the second quarter of fiscal 1996. Similarly, the Company reported net income per share of $0.19 for the second quarter of fiscal 1997 compared to net income per share of $0.09 for the corresponding period in the prior year. Weighted average common shares increased to 16.6 million from 13.9 million primarily due to the secondary offering in September 1996.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996
---------------------------------------------------------------------------

The Company's net sales increased 59% to $44.9 million for the six months ended March 31, 1997 from $28.2 million for the six months ended March 31, 1996. The increase resulted from an increase in Zoltek's carbon fiber business and the inclusion of Viscosa's revenues for the full six months ended March 31, 1997. Results reported for six months ended March 31, 1996 included Viscosa's revenues from its acquisition on December 8, 1995. Zoltek's carbon fibers sales totaled $11.0 million for the first six months ended March 31, 1997, an increase of 17% compared to the six months ended March 31, 1996. Growth in the carbon fibers business in the six months ended March 31, 1997 was constrained by production capacity. For the six months ended March 31, 1997, Viscosa reported net sales of $33.9 million compared to $18.9 million for the period from its acquisition on December 8, 1995 to March 31, 1996. All of Viscosa's sales were into markets Viscosa historically had served prior to the acquisition.

Gross profit increased 73% to $12.2 million for the six months ended March 31, 1997. The increase resulted from Zoltek's carbon fiber business which reported an increase in gross profit of 16% to $4.3 million for the six months ended March 31, 1997 from $3.7 million for the six months ended March 31, 1996. Viscosa's gross margin increased 136% to $8.0 million for the six months ended March 31, 1997 from $3.4 million for the period from the date of acquisition, December 8, 1995, to March 31, 1996. This increase was due primarily to operating efficiencies and the inclusion of a full six months operations in the six months ended March 31, 1997. The Company's overall gross profit percentage was 27% for the six months ended March 31, 1997 compared to 25% for the six months ended March 31, 1996. The gross profit percentage of Zoltek's carbon fibers business remained constant at 39% during the six months ended March 31, 1997 and 1996. This was due principally to the carbon fibers production facilities operating at capacity such that no increases in gross profit percentage can be derived from efficiencies in
increased volumes.   Viscosa's gross profit percentage was 23% for the six
months ended March 31, 1997 compared to 18% for the comparable period in 1996. This increase was due to the increased operating efficiencies at the Viscosa facility. Historically, Viscosa has generated significantly lower gross profits than the carbon fiber business. However, Viscosa's productivity and gross profits have significantly improved compared to its operations prior to the acquisition.

Selling, general and administrative expenses were $6.1 million for the six months ended March 31, 1997 compared to $3.9 million for the six months ended March 31, 1996. This increase is primarily attributable to inclusion of the Viscosa operations in the Company's consolidated financial statements. Viscosa's operations were included from the date of acquisition, December 8, 1995 to March 31, 1996 and, therefore, did not include the full six-month period. To a lesser extent, these expenses increased due to the addition of marketing, engineering, product development and administrative staff relative to carbon fibers manufacturing during the past year. The Company expects significant operating leverage from these additional costs as its planned capacity increases come on line toward the end of 1997.

Interest expense was $557,000 for the six months ended March 31, 1997 compared to $435,000 for the same period of 1996. This increase is due primarily to the inclusion of the Viscosa operations for a full six-month in fiscal 1997 compared to only the period December 8, 1995 to March 31, 1996 for the comparable prior period in 1996. Interest income was $2.0 million for the six months ended March 31, 1997 compared to $262,000 for the six months ended March 31, 1996. Net interest income increased due to the interest generated on the increased cash, cash equivalents and marketable securities balances in the current year derived from the Company's secondary offerings.

During the first six months of fiscal 1997, the Company reported income tax expense of $1.8 million compared to $933,000 for the first six months of fiscal 1996. The effective tax rate remained relatively constant between the years, excluding the effect of the Viscosa acquisition. The increase in income tax expense is mainly attributable to the increased interest income and net profits from the U.S. carbon fibers operations. The statutory rate for the Viscosa operation in Hungary is 18%. At present, Viscosa has net operating loss carryforwards from the period before the acquisition, which the Company recognized at the date of acquisition. However, due to the uncertainty of the ultimate utilization of these net loss carryforwards the Company recognized a full valuation allowance. During the first six months of fiscal 1997 Viscosa utilized operating loss carryforwards to reduce the income tax liability by $452,000. Additionally, a valuation allowance adjustment of $452,000 was recognized as a reduction to income tax expense. During the six-month period ended March 31, 1997, Viscosa did not incur income tax expense as a result of the reduction in the valuation allowance against utilization of net operating loss carryforwards.

The foregoing resulted in an increase in net income of 158% to $5.7 million for the six months ended March 31, 1997 from $2.2 million for the six months ended March 31, 1996. Similarly, the Company reported net income per share of $.35 and $.09 for the six-month periods ending March 31, 1997 and 1996, respectively. The weighted average common shares increased to 16.4 million from 12.7 million primarily due to the secondary offering in September 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company believes current capital resources, including cash and cash equivalents and marketable securities on hand, are sufficient for execution of its strategic capacity expansion plans. At March 31, 1997, the Company reported working capital of $84.5 million compared to working capital of $14.7 million at March 31, 1996 and $83.3 million at September 30, 1996. The increase in working capital from March 31, 1996 to September 30, 1996 was due primarily to the secondary offering in September 1996 which provided approximately $68.9 million. The increase in working capital from September 30, 1996 to March 31, 1997 was due primarily to the generation of $5.1 million in net cash from operations excluding the decrease in long term liabilities partially offset by $4.3 million in capital expenditures.

Marketable securities at March 31, 1997 amounted to $27.4 million. The marketable securities primarily included U.S. Treasury Notes with maturities longer than three but less than twelve months.

Other receivables of $1.0 million consisted primarily of VAT and import duty refunds due Viscosa from the Hungarian taxing authorities. Other long-term liabilities are related to various supply agreements between Viscosa and its vendors.

The Company currently is producing carbon fibers at its full operational capacity and believes that identified and forecasted customer demand for carbon fiber products will require substantial increases in capacity. In March 1997, the Company entered into an agreement to acquire a 100,000 square foot newly constructed building and approximately 50 acres in Abilene, Texas for its planned capacity expansion. The Company is currently constructing (in the U.S. and Hungary) five continuous carbonization lines for planned completion in fiscal 1997 and plans to construct eleven additional lines by the end of fiscal 1998. The Company's current plans call for capital expenditures of approximately $25 million in 1997 and $50 million during fiscal 1998 for this expansion. The construction of these continuous carbonization line facilities will be funded with the proceeds of the secondary offering, together with internally generated funds, and, possibly borrowings.

The Company maintains several credit commitments from its lead bank, Southwest Bank of St. Louis, that would allow the Company to borrow up to approximately $10 million. However, the Company has no current plans to borrow under these commitments in the immediate future. The Company currently has outstanding a term loan with a principal balance of $1.7 million which matures in 1999. The Company expects to repay this loan during fiscal 1997 to reduce interest expense.

Since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. The applicable loan agreements prohibit the payment of dividends without the consent of the lenders. These loans are non-recourse loans secured by mortgages on the Company's headquarters and St. Charles manufacturing facility. Based on the interest rates and the nature of the loans, the Company plans to repay these loans in accordance with their stated long-term amortization schedules.

In the second quarter 1997, Viscosa repaid approximately $4.0 million in short-term financing with European banks. This debt was repaid to reduce interest expense.

Pursuant to a secondary stock offering in November 1995, the Company sold 4.2 million shares of Common Stock and realized net proceeds of approximately $26.3 million. The Company utilized approximately $17.8 million to fund the purchase of Viscosa. During 1996, the Company made available a total of $5 million to fund Viscosa's working capital requirements and an additional $1.5 million to fund capital expenditures associated with new continuous carbonization lines which the Company plans to install at Viscosa. The remaining proceeds will be used for working capital needs of Viscosa and general corporate purposes, including capital expenditures. Beginning in the second quarter of fiscal 1996, Viscosa obtained short-term financing consisting of working capital loans and commercial letters of credit, which had been paid by March 31, 1997.

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

                              ZOLTEK COMPANIES, INC.

                              SEGMENT INFORMATION
                             (Amounts in thousands)
                                  (Unaudited)

                                                      SIX MONTHS ENDED MARCH 31,
                                                      --------------------------
                                                       1997             1996<F*>
                                                       ----             ----
Net sales
   Zoltek Corporation                               $ 10,979          $  9,356
   Zoltek Magyar Viscosa Rt                           33,904            18,858
                                                    --------          --------

                                                    $ 44,883          $ 28,214
                                                    ========          ========

Gross profit
   Zoltek Corporation                               $  4,260          $  3,684
   Zoltek Magyar Viscosa Rt                            7,959             3,365
                                                    --------          --------

                                                    $ 12,219          $  7,049
                                                    ========          ========


Total assets
   Zoltek Corporation                               $ 19,572          $ 16,901
   Zoltek Magyar Viscosa Rt                           41,407            40,152
   General corporate                                  71,113             7,716
                                                    --------          --------

                                                    $132,092          $ 64,769
                                                    ========          ========

Capital expenditures
   Zoltek Corporation                               $  3,059          $  1,151
   Zoltek Magyar Viscosa Rt                            1,289                79
                                                    --------          --------

                                                    $  4,348          $  1,230
                                                    ========          ========


Depreciation and amortization expense
   Zoltek Corporation                               $    702          $    528
   Zoltek Magyar Viscosa Rt                              612               633
                                                    --------          --------

                                                    $  1,314          $  1,161
                                                    ========          ========

-----------------------------------
<F*> Information for Zoltek Magyar Viscosa Rt is from
     the date of acquisition, December 8, 1995, to March 31, 1996.

                              ZOLTEK COMPANIES, INC.


PART II.  OTHER INFORMATION

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  The registrant's annual meeting of shareholders was held February 7, 1997. At such meeting, the shareholders considered and voted upon the following:

                  1. John Kardos and Linn Bealke were reelected as directors of the registrant, with the results of the voting as follows:

                                                Votes For     Votes Withheld
                                                ---------     --------------
                              John Kardos       15,694,756         44,903
                              Linn Bealke       15,688,304         51,355

                        The terms of the following directors of the registrant continued after the meeting: James Betts, Charles Dill, James Dorr, and Zsolt Rumy.

                  2. The registrant's Restated Articles of Incorporation was amended to increase the authorized number of shares of common stock from 20,000,000 shares to 50,000,000 shares, with the results of the voting as follows:

                                                Votes For   Votes Withheld
                                                ---------    --------------
                                                14,564,751     1,112,869

                  3. The registrant's 1992 Long Term Incentive Plan was amended with the results of the voting as follows:

                                                Votes For   Votes Withheld
                                                ---------   --------------
                                                14,278,904    1,204,154

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)   Exhibits:

                        27    Financial Data Schedule

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1997.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Zoltek Companies, Inc.

                                               (Registrant)



Date:  May 15, 1997                       By:    /s/ DANIEL D. GREENWELL
       ------------                          ---------------------------------
                                                   Daniel D. Greenwell
                                                 Chief Financial Officer