Form 10-Q
period 1997-06-30
ZOLTEK COMPANIES INC
filed 1997-08-14
CIK 890923

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549


                                  -------------


                                    FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                               -------------------




For the quarter ended June 30, 1997             Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of July 1, 1997, 16,216,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                        ZOLTEK COMPANIES, INC.
                                      CONSOLIDATED BALANCE SHEET
                                      --------------------------
                       (Amounts in thousands, except share and per share amounts)
                                                                           (Unaudited)
                                                                             JUNE 30,       SEPTEMBER 30,
                                                                               1997             1996
                                                                           -----------      -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 25,682          $ 75,447
   Marketable securities                                                      43,130               --
   Accounts receivable, less allowance for doubtful accounts of $121 and
    $72, respectively                                                         14,797            12,616
   Inventories                                                                11,889            12,597
   Prepaid expenses                                                              570               350
   Other receivables                                                           1,794             1,310
                                                                            --------          --------
      Total current assets                                                    97,862           102,320
Property and equipment, net                                                   40,748            31,440
Other assets                                                                     487               900
                                                                            --------          --------
      Total assets                                                          $139,097          $134,660
                                                                            ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                                 $    --           $  3,694
   Current maturities of long-term debt                                          814               884
   Trade accounts payable                                                     11,365             8,621
   Accrued expenses and other liabilities                                      5,263             5,606
   Income taxes payable                                                        1,028               201
                                                                            --------          --------
      Total current liabilities                                               18,470            19,006
Other long-term liabilities                                                      399               974
Long-term debt, less current maturities                                        6,440             5,207
Deferred income taxes                                                            653               696
Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
    no shares issued or outstanding                                              --                --
   Common stock, $.01 par value, 50,000,000 shares authorized,
    16,216,338 and 16,210,338 shares issued and outstanding, respectively        162               162
   Additional paid-in capital                                                 99,881            99,870
   Cumulative translation adjustment                                          (7,222)           (2,658)
   Retained earnings                                                          20,314            11,403
                                                                            --------          --------
                                                                             113,135           108,777
                                                                            --------          --------
      Total liabilities and shareholders' equity                            $139,097          $134,660
                                                                            ========          ========

      The accompanying notes are an integral part of the consolidated financial statements.

                                            ZOLTEK COMPANIES, INC.

                                       CONSOLIDATED STATEMENT OF INCOME
                                       --------------------------------
                                 (Amounts in thousands, except per share data)
                                                 (Unaudited)
                                                           THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                           ---------------------------     --------------------------
                                                             1997              1996           1997           1996
                                                             ----              ----           ----           ----
Net sales                                                  $22,945           $18,999        $67,828        $47,213
Cost of sales                                               16,059            13,902         48,723         35,067
                                                           -------           -------        -------        -------
   Gross profit                                              6,886             5,097         19,105         12,146
Selling, general and administrative expenses                 3,471             2,670          9,598          6,558
                                                           -------           -------        -------        -------
Operating income from continuing operations                  3,415             2,427          9,507          5,588
Other income (expense):
   Interest expense                                           (130)             (261)          (687)          (696)
   Interest income                                           1,053               125          3,027            387
   Other, net                                                    2              (199)           (47)           (85)
                                                           -------           -------        -------        -------
Income from continuing operations before income taxes        4,340             2,092         11,800          5,194
Provision for income taxes                                   1,087               507          2,889          1,440
                                                           -------           -------        -------        -------
   Net income from continuing operations                     3,253             1,585          8,911          3,754
Income from discontinued operations, net of income tax         --                 16            --              38
                                                           -------           -------        -------        -------
   Net income                                              $ 3,253           $ 1,601        $ 8,911        $ 3,792
                                                           =======           =======        =======        =======

Net income per share                                       $   .19           $   .12        $   .54        $   .29

Weighted average common shares outstanding                  16,683            13,901         16,647         13,068


      The accompanying notes are an integral part of the consolidated financial statements.

                                  ZOLTEK COMPANIES, INC.

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                           ------------------------------------
                                 (Amounts in thousands)
                                      (Unaudited)
                                                                 NINE MONTHS ENDED JUNE 30,
                                                                 --------------------------
                                                                  1997              1996
                                                                  ----              ----
Cash flows from operating activities:
   Net income                                                   $  8,911          $  3,792
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                1,994             1,956
      Unrealized foreign exchange (gain) loss                       (277)             (122)
      Other, net                                                      88               (12)
   Changes in assets and liabilities, net of effects from
    purchase of Viscosa:
      Increase in accounts receivable                             (3,597)           (1,455)
      Increase in other receivables                                 (757)           (1,333)
      Increase in inventories                                       (697)           (4,167)
      Increase in prepaid expenses                                  (261)              (51)
      Decrease in inventories held for sale                          --                453
      (Increase) decrease in notes receivable                        131              (174)
      Increase in intangible assets                                  --                (22)
      Increase in trade accounts payable                           3,746               859
      Increase (decrease) in accrued expenses and other
        liabilities                                                  483              (320)
      Increase in income taxes payable                               827               395
      Decrease in other long-term liabilities                       (507)           (1,636)
                                                                --------          --------
          Total adjustments                                        1,173            (5,629)
                                                                --------          --------
   Net cash provided (used) by operating activities               10,084            (1,837)
                                                                --------          --------
   Cash flows from investing activities:
    Payment for purchase of Viscosa, net of cash acquired            --            (17,555)
    Payments for purchase of property and equipment              (14,473)           (3,122)
    Proceeds from sale of fixed assets                                11               160
    Purchase of marketable securities                            (43,130)              --
                                                                --------          --------
   Net cash used by investing activities                         (57,592)          (20,517)
                                                                --------          --------
   Cash flows from financing activities:
    Exercise of stock options                                         11                79
    Proceeds from secondary stock offering                           --             26,291
    Decrease in deferred costs                                       --                284
    Proceeds from issuance of notes payable                        5,647             9,124
    Repayment of notes payable                                    (7,891)           (6,609)
                                                                --------          --------
   Net cash provided (used) by financing activities               (2,233)           29,169
                                                                --------          --------
   Effect of exchange rate changes on cash                           (24)              --
                                                                --------          --------
   Net increase (decrease) in cash                               (49,765)            6,815
   Cash and cash equivalents at beginning of period               75,447             1,677
                                                                --------          --------
   Cash and cash equivalents at end of period                   $ 25,682          $  8,492
                                                                ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                     $    786          $    704
   Income taxes                                                    2,061             1,068

   The accompanying notes are an integral part of the consolidated financial statements.

                            ZOLTEK COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1996 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1996. Certain reclassifications have been made to conform prior years' data to the current presentation. The results for the quarter and nine months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1997.

2.    PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek") and Zoltek Magyar Viscosa ("Viscosa"). Zoltek is an applied technology and materials company primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. Viscosa manufactures and markets acrylic and nylon products and fibers to the textile industry and has begun to supply acrylic fiber precursor to the Company's carbon fiber manufacturing operations.

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

3.    ACQUISITION

On December 8, 1995, the Company completed the acquisition of Viscosa. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and substantially all the debt of Viscosa for approximately $18 million. Subsequently, the Company acquired an additional 4% of the equity ownership in exchange for Company stock and cash with an aggregate value of $250,000. During fiscal 1997 and 1996, the Company made $4.3 million and $6.0 million, respectively, available to fund Viscosa's working capital requirements and capital expenditures associated with new continuous carbonization lines which the Company is installing at Viscosa. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. The purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess of the fair market value of the assets acquired over the purchase price was allocated to reduce property and equipment.

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

                                                NINE MONTHS ENDED JUNE 30, 1996
                                                -------------------------------
                                                   (Amounts in thousands,
                                                   except per share data)
         Net sales                                         $58,579
         Income before extraordinary items                   3,605
         Net income                                          3,577
         Net income per share                              $   .26

4.    CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $24.6 million and $74.0 million at June 30, 1997 and September 30, 1996, respectively.

5.    INVENTORIES

      Inventories consist of the following:

                                         JUNE 30,        SEPTEMBER 30,
                                           1997              1996
                                         --------        -------------
                                            (Amounts in thousands)
      Raw materials                      $ 4,858           $ 5,446
      Work-in-process                      1,321             1,566
      Finished goods                       5,710             5,585
                                         -------           -------
                                         $11,889           $12,597
                                         =======           =======

6.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                         JUNE 30,        SEPTEMBER 30,
                                           1997              1996
                                         --------        ------------
                                            (Amounts in thousands)
      Land                              $  1,228          $  1,393
      Buildings and improvements          13,348            14,417
      Machinery and equipment             19,310            18,905
      Furniture and fixtures               2,413             2,134
      Construction in progress            13,107             1,558
                                        --------          --------
                                          49,406            38,407
      Less:  accumulated depreciation     (8,658)           (6,967)
                                        --------          --------
                                        $ 40,748          $ 31,440
                                        ========          ========

7.    SECONDARY STOCK OFFERINGS

Pursuant to a secondary public offering in November 1995, the Company sold 4,170,000 shares of common stock and received net proceeds of $26.3 million. The Company used approximately $18 million to fund the purchase of Viscosa and the remaining proceeds for Viscosa's working capital needs, and general corporate purposes, including capital expenditures.

In September 1996, the Company completed a secondary offering of 2,300,000 shares of common stock and received net proceeds of $68.9 million. The Company has utilized a portion of these funds and plans to apply the balance to expand its production capacity by constructing five additional continuous carbonization lines during fiscal 1997 and up to eleven additional lines by the end of fiscal 1998 and for working capital needs and general corporate purposes.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

From fiscal 1992 to fiscal 1996, net sales of carbon fibers grew from $3.0 million to $20.0 million. Carbon fiber net sales for the first nine months of fiscal 1997 were $17.4 million compared to $14.2 million for the first nine months of fiscal 1996. Much of the sales increase was for specialty applications, however, the Company believes that its greatest opportunities are presented by the market for its low-cost carbon fibers for broader applications.

In November 1995, the Company completed a secondary public offering of 4.2 million shares of Common Stock and received net proceeds of $26.3 million. The Company used much of the proceeds of the offering to acquire substantially all of the shares of Magyar Viscosa Rt. for $17.8 million in December 1995 and to provide working capital to enhance Viscosa's operations. The Viscosa acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. Viscosa manufactures textile-type acrylic fibers, which can be used as the raw material for the manufacturing of carbon fibers, as well as nylon and other industrial products. This acquisition enabled the Company to secure access to the technology underlying the production of acrylic fiber raw material. Viscosa has begun to supply limited amounts of acrylic fiber used as carbon fiber precursor for the Company's new carbon fiber production facilities.

The Company is producing carbon fibers at its full operational capacity and needs to expand its capacity to meet the indicated and forecasted demand for its carbon fiber products. To support the Company's growth strategy, it completed a secondary stock offering in September 1996. The Company sold 2.3 million shares of Common Stock and received net proceeds of $68.9 million. The Company is utilizing the net proceeds, together with internally generated funds, to finance planned expansion of its carbon fibers manufacturing capacity, from its year-end 1996 annual capacity of approximately 3.5 million pounds to approximately 8.5 million pounds by the end of fiscal 1997. The Company's strategic plan calls for further increases in annual capacity to
19.5 million pounds by the end of fiscal 1998 and to an aggregate of 40 million pounds in the United States and Hungary over the next four to five years. In addition to securing the raw material source, the Company has developed a standardized continuous carbonization line design to optimize the technical process capabilities, reduce equipment cost and shorten lead time for future expansion between the decision to add capacity and when lines become operational.

The Company has begun operational startup of new continuous carbonization lines at its Abilene, Texas facility and Viscosa facilities. It is anticipated that such new lines will contribute significantly to carbon fiber sales toward the end of fiscal 1997 and into fiscal 1998.


RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

The Company's net sales increased 20% to $22.9 million for the third quarter of fiscal 1997 from $19.0 million for the third quarter of fiscal 1996. The increase resulted from growth both in Zoltek's carbon fibers business and Viscosa's acrylic fibers and other industrial products business. Net sales from Zoltek's carbon fibers business totaled $6.5 million in the third quarter of fiscal 1997, an increase of 32% compared to the third quarter of fiscal 1996. Growth in carbon fibers sales in the recently completed quarter continued to be constrained by production capacity. Net sales from Viscosa's business totaled $16.5 million in the third quarter of fiscal 1997, an increase of 17% compared to the sales reported in third quarter of fiscal 1996. All of Viscosa's sales were into markets Viscosa historically had served prior to the acquisition.

Gross profit increased 35% to $6.9 million for the third quarter of fiscal 1997 from $5.1 million for the third quarter of fiscal 1996. The increase resulted from a 27% increase in gross profit from Zoltek's carbon fiber business and a 40% increase in gross profit contribution from Viscosa's business. Zoltek's gross margin percentage from the carbon fibers business was 40% for the third quarter of fiscal 1997. The gross margin percentage for the carbon fibers business declined slightly from 41% in the third quarter of fiscal 1996 principally due to product mix changes. Viscosa's gross margin percentage increased to 26% for the third quarter of fiscal 1997 from 22% for the third quarter of fiscal 1996. This increase in gross margin percentage was attributable to overall increased operating efficiencies compared to Viscosa's historical operations and the effect of operating leverage. The Company's overall gross profit was 30% for the third quarter of fiscal 1997 compared to 27% for the third quarter of fiscal 1996.

Selling, general and administrative expenses were $3.5 million for third quarter of fiscal year 1997 compared to $2.7 million for the third quarter of the prior year. These expenses increased due to the addition of marketing, engineering, product development and administrative staff relative to carbon fiber manufacturing during the past year, as well as costs related to the increased sales level. Such increases were incurred to support the Company's carbon fibers capacity growth plans. The Company expects that it will derive substantial operating leverage from these expenses as its planned capacity increases come on line toward the end of fiscal 1997. As a percentage of net sales, selling general and administrative expenses increased to 15% in the third quarter of fiscal 1997 from 14% in the corresponding quarter of fiscal 1996 due to the increased expenses to support the Company's carbon fiber capacity expansion.

Interest expense was $130,000 for three months ended June 30, 1997. Interest income for the period was $1.1 million. Net interest income increased substantially in the third quarter of fiscal 1997 compared to the third quarter of 1996 due to the interest generated on increased cash, cash equivalents, and marketable securities balances in the current year derived from the Company's secondary offerings.

During the third quarter of fiscal 1997, the Company reported income tax expense of $1,087,000 compared to $507,000 in the third quarter of fiscal 1996. The effective tax rate remained relatively constant between years, excluding the effects of the Viscosa acquisition. The statutory rate for the Viscosa operation in Hungary is 18%. At present, Viscosa has net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. Due to the substantial uncertainty of the availability of these operating loss carryforwards to reduce Viscosa's future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the third quarter of fiscal 1997, Viscosa utilized operating loss carryforwards to reduce its income tax liability by $430,000. Additionally, a valuation allowance adjustment of $430,000 was recognized as a reduction to income tax expense. At June 30, 1997, the Company continues to recognize a valuation allowance against the available net operating loss carryforwards. During the third quarter of fiscal 1996, Viscosa did not incur income tax expense as a result of the reduction in the valuation allowance against utilization of net operating loss carryforwards.

As a result of the foregoing, net income increased 103% to $3.3 million for the third quarter of fiscal 1997 from $1.6 million in the third quarter of fiscal 1996. Similarly, the Company reported net income per share of $.19 for the third quarter of fiscal 1997 compared to net income per share of $.12 for the corresponding period in the prior year. Weighted average common shares increased to 16.7 million from 13.9 million primarily due to the secondary offering in September 1996.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996
---------------------------------------------------------------------------

The Company's net sales increased 44% to $67.8 million for the nine months ended June 30, 1997 from $47.2 million for the nine months ended June 30, 1996. The increase resulted from an increase in Zoltek's carbon fiber business and the inclusion of Viscosa's revenues for the full nine months ended June 30, 1997. Results reported for nine months ended June 30, 1996 included Viscosa's revenues from its acquisition on December 8, 1995. Zoltek's carbon fibers sales totaled $17.4 million for the first nine months ended June 30, 1997, an increase of 23% compared to the nine months ended June 30, 1996. Growth in the carbon fibers business in the nine months ended June 30, 1997 continued to be constrained by production capacity. For the nine months ended June 30, 1997, Viscosa reported net sales of $50.4 million compared to $33.0 million for the period from its acquisition on December 8, 1995 to June 30, 1996. All of Viscosa's sales were into markets Viscosa historically had served prior to the acquisition.

Gross profit increased 57% to $19.1 million for the nine months ended June 30, 1997. The increase resulted from Zoltek's carbon fiber business which reported an increase in gross profit of 20% to $6.8 million for the nine months ended June 30, 1997 from $5.7 million for the nine months ended June 30, 1996. Viscosa's gross margin increased 91% to $12.3 million for the nine months ended June 30, 1997 from $6.4 million for the period from the date of acquisition, December 8, 1995, to June 30, 1996. This increase was due primarily to operating efficiencies and the inclusion of a full nine months operations in the nine months ended June 30, 1997. The Company's overall gross profit percentage was 28% for the nine months ended June 30, 1997 compared to 26% for the nine months ended June 30, 1996. The gross profit percentage of Zoltek's carbon fibers business remained relatively constant at 39% and 40%, during the nine months ended June 30, 1997 and 1996, respectively. This was due principally to the carbon fibers production facilities operating at capacity such that no increases in gross profit percentage could be derived from efficiencies in increased volumes.
Viscosa's gross profit percentage was 24% for the nine months ended June 30, 1997 compared to 20% for the comparable period in 1996. This increase was due to the increased operating efficiencies at the Viscosa facility. Historically, Viscosa has generated significantly lower gross profits than the carbon fiber business. However, Viscosa's productivity and gross profits have significantly improved compared to its operations prior to the acquisition.

Selling, general and administrative expenses were $9.6 million for the nine months ended June 30, 1997 compared to $6.6 million for the nine months ended June 30, 1996. This increase was primarily attributable to inclusion of Viscosa's operations in the Company's consolidated financial statements for a full nine months in 1997 compared to the period from acquisition at December 8, 1995 to June 30, 1996 for 1996. To a lesser extent, these expenses increased due to the addition of marketing, engineering, product development and administrative staff relative to expansion of carbon fibers manufacturing during the past year. The Company expects significant operating leverage from these additional costs as its planned capacity increases come on line toward the end of 1997.

Interest income was $3.0 million for the nine months ended June 30, 1997 compared to $387,000 for the nine months ended June 30, 1996. Net interest income increased due to the interest generated on the increased cash, cash equivalents and marketable securities balances in the current year derived from the Company's secondary offerings.

During the first nine months of fiscal 1997, the Company reported income tax expense of $2.9 million compared to $1.4 million for the first nine months of fiscal 1996. The effective tax rate remained relatively constant between the years, excluding the effect of the Viscosa acquisition. The increase in income tax expense was primarily attributable to the increased interest income and net profits from the U.S. carbon fibers operations. The statutory rate for the Viscosa operation in Hungary is 18%. At present, Viscosa has net operating loss carryforwards from the period before the acquisition, which the Company recognized at the date of acquisition. However, due to the uncertainty of the ultimate utilization of these net loss carryforwards the Company recognized a full valuation allowance. During the first nine months of fiscal 1997, Viscosa utilized operating loss carryforwards to reduce the income tax liability by $882,000. Additionally, a valuation allowance adjustment of $882,000 was recognized as a reduction to income tax expense. During the nine-month period ended June 30, 1997, Viscosa did not incur income tax expense as a result of the reduction in the valuation allowance against utilization of net operating loss carryforwards.

The foregoing resulted in an increase in net income of 135% to $8.9 million for the nine months ended June 30, 1997 from $3.8 million for the nine months ended June 30, 1996. Similarly, the Company reported net income per share of $.54 and $.29 for the nine-month periods ending June 30, 1997 and 1996, respectively. The weighted average common shares increased to 16.6 million from 13.1 million primarily due to the secondary offering in September 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company believes current capital resources, including cash, cash equivalents, and marketable securities on hand, are sufficient for execution of its strategic capacity expansion plans. At June 30, 1997, the Company reported working capital of $79.4 million compared to working capital of $14.3 million at June 30, 1996 and $83.3 million at September 30, 1996. The increase in working capital from June 30, 1996 to September 30, 1996 was due primarily to the secondary offering in September 1996 which provided approximately $68.9 million. The decrease in working capital from September 30, 1996 to June 30, 1997 was due primarily to $14.5 million in capital expenditures offset by the generation of $8.6 million in net cash from operations excluding the change in long term liabilities and depreciation.

Marketable securities at June 30, 1997 amounted to $43.1 million. The marketable securities primarily included U.S. Treasury Notes with maturities longer than three but less than twelve months.

Other receivables of $1.8 million consisted primarily of VAT and import duty refunds due Viscosa from the Hungarian taxing authorities. Other long-term liabilities are related to various supply agreements between Viscosa and its vendors.

The Company currently is producing carbon fibers at its full operational capacity and believes that identified and forecasted customer demand for carbon fiber products will require substantial increases in capacity. In March 1997, the Company entered into an agreement to acquire a 100,000 square foot newly constructed building and approximately 50 acres in Abilene, Texas for its planned capacity expansion. In June 1997, the Company acquired the 100,000 square foot building and 11 acres for approximately $1.8 million.
The Company financed the purchase with a 10 year non-interest bearing note payable. The Company plans to acquire the remaining 39 acres in fiscal 1998. The Company is currently constructing (in the U.S. and Hungary) five continuous carbonization lines for planned completion in fiscal 1997 and plans to construct eleven additional lines by the end of fiscal 1998. The Company's current plans call for capital expenditures of approximately $25 million in fiscal 1997 and $50 million during fiscal 1998 for this expansion. The construction of these continuous carbonization line facilities has been and will be funded with the proceeds of the secondary offering, together with internally generated funds, and, possibly borrowings.

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

Pursuant to a secondary stock offering in November 1995, the Company sold 4.2 million shares of Common Stock and realized net proceeds of approximately $26.3 million. The Company utilized approximately $17.8 million to fund the purchase of Viscosa. During 1997 and 1996, the Company made available $4.3 and $6.0 million, respectively, to fund Viscosa's working capital requirements and capital expenditures associated with new continuous carbonization lines which the Company plans is installing at Viscosa. The remaining proceeds will be used for working capital needs of Viscosa and general corporate purposes, including capital expenditures. Beginning in the second quarter of fiscal 1996, Viscosa obtained short-term financing consisting of working capital loans and commercial letters of credit, which had been paid by March 31, 1997.

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

                            ZOLTEK COMPANIES, INC.


                            SEGMENT INFORMATION
                           (Amounts in thousands)
                                (Unaudited)


                                          NINE MONTHS ENDED JUNE 30,
                                          --------------------------
                                           1997            1996<F*>
                                           ----            --------
Net sales
      Zoltek Corporation                $ 17,439          $ 14,232
      Zoltek Magyar Viscosa Rt            50,389            32,981
                                        --------          --------

                                        $ 67,828          $ 47,213
                                        ========          ========

Gross profit
      Zoltek Corporation                $  6,827          $  5,707
      Zoltek Magyar Viscosa Rt            12,278             6,439
                                        --------          --------

                                        $ 19,105          $ 12,146
                                        ========          ========


Total assets
      Zoltek Corporation                $ 27,760          $ 20,209
      Zoltek Magyar Viscosa Rt            41,714            40,607
      General corporate                   69,623             7,582
                                        --------          --------

                                        $139,097          $ 68,398
                                        ========          ========

Capital expenditures
      Zoltek Corporation                $ 11,509          $  2,404
      Zoltek Magyar Viscosa Rt             2,964               718
                                        --------          --------

                                        $ 14,473          $  3,122
                                        ========          ========


Depreciation and amortization expense
      Zoltek Corporation                $  1,042          $    819
      Zoltek Magyar Viscosa Rt               952             1,137
                                        --------          --------

                                        $  1,994          $  1,956
                                        ========          ========

---------------------------

<F*>  Information for Zoltek Magyar Viscosa Rt is from
      the date of acquisition, December 8, 1995, to June 30, 1996.

                        ZOLTEK COMPANIES, INC.


PART II.    OTHER INFORMATION

            Item 3.  LEGAL PROCEEDINGS
                     -----------------

                     In July 1997, the Company entered into a settlement agreement providing for the mutual release of all parties' claims in litigation and a related arbitration involving the Company and Kenny Securities Corporation. Such proceedings and the resolution thereof did not have a material impact on the Company's results of operations or financial condition.

            Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                     (a)  Exhibits:

                          27  Financial Data Schedule

                     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 1997.




                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Zoltek Companies, Inc.
                                               (Registrant)



Date:  August 14, 1997              By:     /s/ DANIEL D. GREENWELL
                                       ---------------------------------
                                            Daniel D. Greenwell
                                           Chief Financial Officer