Form 10-K405
period 1997-09-30
ZOLTEK COMPANIES INC
filed 1997-12-30
CIK 890923

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1997      Commission File Number 0-20600

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
                                                   -----     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $303,241,685 as of December 26, 1997.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 29, 1997, 16,216,338 shares of Common Stock, par value $.01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
      The following documents are incorporated by reference into the indicated Part of this Report:

            Document                                  Part of Form 10-K
            --------                                  -----------------
Proxy Statement for the 1998
      Annual Meeting of Shareholders                        III

                                     PART I

Item 1.     Business
------      --------

            This Annual Report on Form 10-K for the year ended September 30, 1997 and the documents incorporated by reference herein contain forward-looking statements which are inherently subject to risks and uncertainties. Cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear herein or in the documents incorporated by reference herein. The Company's actual results could differ materially from those anticipated due to a number of factors, including, without limitation, the following: the Company's ability to manage rapid growth, increase its carbon fibers production capacity on a timely and profitable basis, manufacture low-cost carbon fibers and profitably market them at decreasing price points, successfully operate and integrate Zoltek Rt. and penetrate existing, identified and emerging future markets for carbon fibers, as well as other factors discussed herein and the documents incorporated by reference herein.

GENERAL

            Zoltek Companies, Inc. (the "Company" or "Zoltek") is a leader in the rapidly developing carbon fibers market, manufacturing products for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally high-strength, low-weight and stiffness. Zoltek believes it produces carbon fibers at costs substantially lower than those generally prevailing in the industry and, accordingly, can supply carbon fibers for applications which are not economically viable for most higher cost competitors. With the December 1995 acquisition of Zoltek Rt. (formerly known as Magyar Viscosa Rt.), a Hungarian manufacturer of acrylic fiber and nylon products, the Company secured access to the technology underlying the production of the acrylic fiber raw material utilized in the manufacture of carbon fibers. The Company's strategy is to grow its business by continually lowering its cost to manufacture carbon fibers, marketing its carbon fibers at price points substantially lower than those generally prevailing in the industry and working with current and prospective customers to develop new carbon fiber applications. In order to alleviate its capacity constraints and to meet indicated and forecasted demand for carbon fiber products, the Company has substantially expanded its manufacturing capacity and is pursuing plans for additional capacity increases.

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

            The Company is a Missouri corporation founded in 1975. Until it entered the carbon fibers business in 1987, the Company's business consisted of the sale of various industrial equipment and the provision of related services. The Company sold its equipment and services business unit toward the end of fiscal 1995. In November 1992, the Company completed its initial public offering. The Company completed follow-on equity offerings in November 1995 and September 1996.

INDUSTRY OVERVIEW

            Worldwide carbon fibers capacity (excluding the former Soviet Union and China) was estimated to be approximately 30 million pounds per year in calendar year 1996. Carbon fiber composites are an attractive material for a diverse range of applications, based on their distinctive characteristics, including high strength, low weight, stiffness, toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity. Until the early 1980s, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. During the past decade, as additional capacity outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and a number of diverse applications developed.

            A number of specialty applications are commercially viable only at carbon fiber prices lower than those prevailing for primary aerospace applications. In sporting goods manufacturing, the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable material for a wide range of products such as golf club shafts, tennis racquets and bicycle frames. In current industrial uses, carbon fibers' non-structural properties are often most important. Chemical inertness is useful in corrosive applications for heat exchanger tubing and pump cavities and in gas turbine blades; high temperature resistance is useful in specialty metallurgical mold applications; and combined rigidity and damping are useful in audio equipment applications. New developing, commercial applications identified by the Company include vehicle drive shafts, compressed natural gas (CNG) tanks, civil engineering uses, wood laminates, automotive body and structural members, cargo shipping containers mass transit vehicle components, high strength piping, marine uses and alternative energy systems. Currently served specialty niche markets which the Company believes offer growth prospects include aircraft brakes, conductive plastics, fire-retardant coatings and specialty friction products.

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

COMPANY STRATEGY

            Zoltek's goal is to be the premier provider of low-cost carbon fibers. Key elements of the Company's business strategy are as follows:

            Low-Cost Producer -- The Company believes it currently manufactures carbon fibers at costs substantially lower than those generally prevailing in the industry. The Company intends to continue to reduce its total production costs primarily by utilizing the acrylic fiber precursor manufactured by its Zoltek Rt. operations beginning in fiscal 1998. Longer term, the Company believes that the precursor manufacturing technology acquired in the Zoltek
Rt. acquisition will enhance its ability to procure from third party sources precursor with specifications which currently are not generally available from merchant suppliers. Acrylic fiber precursor comprises more than 50% of the Company's total carbon fiber product costs.

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

            Zoltek believes Zoltek Rt.'s operations afford a strategic advantage by providing access to the technology underlying the production of precursor. Conversion of Zoltek Rt.'s acrylic fiber capacity to produce precursor grade material provides the opportunity to control a reliable source of precursor on favorable terms and to optimize the carbon fibers production chain. During 1998, Zoltek Rt. is expected to be able to supply the Company's carbon fiber operations with production quantities of precursor. The Company expects that in the future this technology will be transferable to other potential suppliers to assure sufficient supply of raw material to support the Company's carbon fiber growth strategy.

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

            New Commercial Market Applications Development -- The Company will continue to identify, evaluate and develop new commercial market applications for carbon fibers. Potential opportunities include: (i) applications for which carbon fiber composites have been demonstrated to be well-suited, but which only recently have begun to be commercialized (e.g., vehicle drive shafts and CNG tanks); (ii) applications which have been established in principle or in small scale projects, but for which additional engineering and fabrication developments are required (e.g., earthquake-proofing of bridge columns, aircraft seating and offshore spoolable piping); and (iii) applications in which carbon fibers may permit totally new technologies
(e.g., flywheel-based alternative energy systems and light trains).

            As part of its efforts to expand its current range of market applications, the Company engages in various strategic relationships to study the viability of the use of carbon fibers in new composite materials and structural enhancement environments. These relationships are designed to build on existing expertise and industry knowledge by exploring new potential uses for carbon fibers. For example, studies performed by a research consortium, including the Company, sponsored by the U.S. Advanced Research Project Agency ("ARPA") demonstrated that columns wrapped with carbon fiber composite materials made from the Company's carbon fibers significantly improved the ability of bridges and other structures to withstand earthquakes. Successful partnerships with commercial customers include long-term supply relationships with BF Goodrich Aerospace ("BFG") and TRW Vehicle Safety Systems, Inc. ("TRW").

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

          Carbon Fibers Manufacturing Capacity and Expansion Plans -- In order to assure availability of carbon fibers as new applications develop, the Company has developed an aggressive capacity expansion program. The present rated capacity of the Company's carbon fiber manufacturing operations is approximately 8.5 million pounds per year. During fiscal 1997, the Company was producing carbon fibers at its full operational capacity and, toward the end of the fiscal year, expanded its rated capacity by 5 million pounds to meet indicated and forecasted demand for carbon fiber products. During fiscal 1997, three continuous carbonization lines were constructed at the Company's new manufacturing site in Abilene, Texas and two lines were constructed at its Zoltek Rt. facility. In order to further increase its production capacity, the Company plans to construct up to 11 additional continuous carbonization lines by the end of fiscal 1998. The Company will use the net proceeds of the secondary offering of its common stock completed in September 1996, together with internally generated funds and (if necessary) borrowings under credit facilities, to fund capital expenditures related to these continuous carbonization lines. Each continuous carbonization line has a rated capacity of approximately 1.0 million pounds of carbon fibers per year.

            In the process of expanding capacity, the Company has developed a standardized continuous carbonization line design in order to optimize technical process capabilities, reduce equipment cost and shorten lead time between the decision to add lines and the time when the lines become operational.

CUSTOMERS AND BACKLOG

            During the fiscal year ended September 30, 1997, the Company did not have any customer to whom sales represented greater than 10% of the Company's total consolidated revenues.

            As of September 30, 1997 and 1996, the Company had backlogs of orders believed to be firm aggregating approximately $20 million (including estimated releases under long-term supply arrangements during the succeeding 12 months). Purchase orders from the Company's customers are subject to amendment or cancellation.

CURRENT AND DEVELOPING PRODUCT APPLICATIONS

            Zoltek is focusing on ten primary application categories which are delivered to offer potential for substantial development over coming years. These application categories are as follows:

            Sporting Goods

            Sporting goods represent a stepping stone in the progression of carbon fiber from an "advanced" material, limited to high-priced applications, to a price-sensitive, mass-market material. Zoltek anticipates substantial growth in future demand as graphite golf clubs, skis, racquets, etc. become less expensive, therefore, less of a novelty item and more of a staple.
With the new capacity in place, the Company plans to make a major initiative in these markets as they enter a new stage of development based upon lower prices.

            Transportation

            At today's lower carbon fiber price points transportation companies, such as shipping, rail, pipelines and buses, are now focusing on the huge lifecycle cost savings that are possible through the combination of light weight and great strength and durability provided by carbon fibers. For example, several companies are experimenting with carbon fiber reinforced composite components for light-weight all composite refrigerated containers and railcars.

            Automotive

            The Company has identified automotive as a category of its own (beyond transportation) because of the perceived potential in this market. Government-mandated fuel standards dictate a continuation in the trend toward lighter vehicles. In the development of new generations of cars capable of going a hundred miles or more on a single gallon of gasoline, structural requirements dictate substantial use of carbon fibers in creating molded, light-weight structures of great strength and stiffness.

            Small amounts of Zoltek carbon fibers are already present in many cars as an additive in the propellant mix used in pyrotechnic airbags.

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

            The use of carbon fibers allows a two-piece vehicle drive shaft to be replaced with a one-piece design, reducing its average weight by approximately 60%. The inherent dumping characteristics of composites also reduce the noise and vibration to the passenger compartment. New designs with hybrid carbon fiber composites and alternative processing methods continue to be developed to increase the cost-competitiveness of the composite design. Zoltek has established relationships with the leaders in the composite drive shaft field and is a current supplier for this application.

            Major auto companies and their suppliers are actively exploring the development a wide variety of carbon fiber-reinforced parts and assemblies, including steering columns, frames, and heavy-duty clutches and brakes (see also friction products).

            Auto companies are also looking to composites for another critical advantage, and that is bringing about a huge reduction in the number of parts require to build different sub-assemblies and components. In applying lean production techniques, auto companies and their suppliers are concentrating on reducing the cost of assembly by eliminating the need for assembly. One- or two-part composite structures can replace complex metal assemblies made up of more than 100 different parts.

            Infrastructure

            Carbon fiber can be used as a substitute for steel in reinforcing concrete in many infrastructure projects -- providing greater strength and stiffness while eliminating the problem of corrosion. This is true both in new construction products and in addressing a growing need for maintenance or repair work.

            There is growing state and federal interest in alternatives to conventional steel and concrete construction and repair systems. Carbon fiber-reinforced composite systems are often permit retrofit and repair to be done without stopping or diverting traffic for extended periods.

            Applications include concrete column wrapping, bridge decking, composite re-bar, cables and tendons. One of the most publicized applications underway involves strengthening the ability of bridge columns to withstand major earthquakes. An estimated 25,000 freeway bridge columns in California alone have required seismic retrofitting, half of which have already been repaired with conventional welded steel jacketing. The California Department of Transportation is in the process now of evaluating and qualifying fiber-reinforced composite systems for column retrofit. Zoltek is involved in that program and other similar programs in other states.

            Construction

            Carbon fibers can be used to create earthquake-resistant bridges and overpasses, it can also be used to wrap concrete columns in the construction of earthquake-resistant buildings.

            Carbon fiber can be used as a substitute for steel in reinforcing concrete in many infrastructure projects by providing greater strength and stiffness while eliminating the problem of corrosion. Other applications include concrete column wrapping, bridge decking, cables and tendons. Industrial tanks, pipes, rollers and shafts have been produced with carbon fiber. Additionally, carbon fiber has been used to reinforce wood for residential and commercial construction. Carbon fiber may provide a practical means of obtaining the same strength and stiffness from younger, newly cut timber that is currently available only in aged timber. Zoltek supplies material to several customers involved in these applications.

            Marine

            There are a multiplicity of potential applications in the marine environment capitalizing not just on carbon fibers' comparative advantages in light weight and strength, but also (to cite two properties that are lacking in fiberglass) on their stiffness and resistance to aqueous corrosion.

            There is considerable work being done on the development of lightweight, corrosion-resistant off-shore drilling platforms, rods and pipes, mostly as a replacement for steel, and of all-composite piers as a replacement for wood.

            Fiberglass -- carbon fibers' predecessor -- revolutionized boat building. A great deal of further progress is still possible through the additional use of composites reinforced with carbon fiber or the combination with fiberglass. For instance, the use of carbon fiber can reduce the weight of hulls and other structural components in boats by as much as 30% compared to fiberglass.

            Friction

            This is a category that cuts across several other categories, including automotive and industrial. It capitalizes on a unique property of carbon fibers.

            While other materials soften under rising temperatures, carbon/ carbon grows stronger. Zoltek continues to be the world's largest supplier of carbon fiber to the carbon/carbon aircraft braking industry.

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

            The technology used in advanced aircraft brakes is now being used as brakes and clutches in race cars, and is adaptable for high speed trains, over-the-road trucks, cars and industrial rotating equipment -- to cite two potential high volume application areas that are now under active study and investigation.

            Specialty friction product applications are a natural extension of existing aircraft brake applications. For instance, following the lead of aircraft makers, virtually all grand prix racing cars now use carbon-carbon brakes and clutches because of their superior performance and long life in high-temperature and high-friction environments. Other friction products utilizing carbon fibers are emerging as carbon fiber prices are reduced. As the price of carbon fibers is lowered, the drive for better performance and weight reduction makes possible their use in a range of automotive applications. Zoltek is pursuing a number of initiatives in this area.

            Industrial

            The list of potential industrial applications for carbon-fiber reinforced composites is long. In paper mills, for instance, there is growing interest in development of fast-rotating composite drums -- capitalizing on carbon fibers' light-weight, stiffness and resistance to corrosion. Carbon fiber can be used to strengthen and improve many kinds of rollers and shafts. There is also a growing market for industrial apparel utilizing oxidized fiber to protect workers in high temperature environments.

            Zoltek's carbon fibers are used in fire-retardant coatings to prevent or control fire-related disasters in chemical plants, nuclear power plants, refineries and off-shore drilling platforms. Used as an additive or reinforcement, carbon fiber heightens the ability of the fire-retardant coatings to withstand exceptionally high temperatures.

            The Company also has identified substantial potential markets in industrial tanks and pipes utilizing carbon fiber's high strength, light weight and corrosion resistance.

            Electronics

            Carbon fiber acts to dissipate both static electricity and heat. Those two properties, combined with light weight, have made it an increasingly important material in the manufacture of computers, printers, copiers and other electronic devices. This market -- already one of the largest existing commercial applications -- is growing at 12-to-15% annual rate with excellent long-term prospects.

            Growth in computers and electronics has resulted in rising demand for carbon fibers used in conductive plastics to dissipate static electricity or to act as a shield against electromagnetic interference. Used in making plastic carrying trays for a manufacturing environment that cannot tolerate contamination, Zoltek's carbon fibers help to safeguard the electrical integrity of new and more powerful computer chips. In the past three years, Zoltek has experienced increasing levels of sales of specialty carbon fiber fillers for conductive plastic trays used in clean room environments. The Company believes that this paplication offers significant potential for future sales growth. Zoltek also supplies products used in carbon fiber-impregnated injection-molded plastic boxes to offer effective shielding from electromagnetic interference.

            Carbon fiber reinforced composites also provide the opportunity to reduce weight and to provide EMI shielding for portable electronic equipment all at the same time. There are many current projects concentrating on these applications.

            Alternative Energy

            While there are an abundance of competing ideas in the field of alternative energy sources, all known roads lead to carbon fiber.

            That is so primarily because carbon fiber offers an unbeatable combination of light weight and great strength in the design of complex machinery involving many moving parts. Of the total heat developed by the combustion of fuel in today's automotive engines, only 20% to 30% is converted into useful work. Flywheels could result in far greater fuel efficiency by capturing and utilizing heat energy that is lost every time a motorist puts a foot on the brake. Flywheels acted alternately as generators and as motors. With its combination of strength, stiffness and light weight, carbon fiber can be important to the success of this application.

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

            For a variety of reasons, it is also emerging as the best material for other alternative energy applications such as batteries and windmills.

            The foregoing list is not intended to be all-inclusive in setting out emerging new applications. In the medical field, for instance, there is great interest in the use of composites for high-strength, low-weight prosthetics and for a variety of other applications. The list above reflects Zoltek's view of broad areas of application that are likely to demonstrate significant development between now and the year 2000.

            In addition to the carbon fibers products marketed by the Company, Zoltek Rt. continues to market its traditional products. These products include the following:

            Textile Fiber Products

            Acrylic fibers currently represent Zoltek Rt.'s primary product line (approximately two-thirds of Zoltek Rt.'s sales) and are used in producing a variety of end products, including clothing and carpet. Zoltek Rt.'s acrylic fibers are sold in regional markets, principally to textile mills in Europe and, to a limited extent, Taiwan and the United States. Zoltek Rt.'s primary markets for acrylic fibers are currently in Hungary and Poland.

            The other principal fiber product line currently manufactured and marketed by Zoltek Rt. consists of nylon-6 fibers and granules. Due to the long-term decline in the domestic Hungarian market for nylon-6 fibers, Zoltek Rt. has targeted export markets, the largest of which is Italy, and also has sold significant amounts in the United Kingdom and Central and Eastern Europe. Granular nylon-6 is used as a thermoplastic molding material and combined in certain applications with glass or carbon fibers.

            Other

            Zoltek Rt. also currently manufactures: carboxyl-methyl cellulose which is used as a film former, absorber or viscosity modifier for applications in soap additives, drilling mud additives, paper manufacturing and adhesive manufacturing; plastic netting and grids which are produced from continuously extruded polyethylene and polypropylene net or screen with varying specifications and used for soil stabilization and packaging; and filtration membrane products for use in filtration media utilized in food and wine processing and water purification. The Company is in the process of evaluating the ultimate potential of these products and technologies.

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

            Zoltek believes that significant opportunities exist to develop international markets, particularly in Europe and Asia, as commercial market applications of carbon fiber products develop. The Company expects to pursue opportunities in Europe through the marketing organization currently in place at

Zoltek Rt. This organization will seek to find customers for the carbon fiber products currently manufactured at the Company's plants in the United States, as well as for those products produced at the carbon fibers facilities at Zoltek Rt.

            The Company has conducted preliminary discussions with prospective strategic partners in Asia and expects that it, in the future, will pursue opportunities in that market either with a strategic partner or through a direct sales office located in Asia.

SOURCES OF SUPPLY

            The Company currently obtains substantially all of its textile-type acrylic fibers to supply its carbon fiber operations from Courtaulds, which is currently the sole merchant supplier of such raw materials in the world. Courtaulds is also the only supplier that currently produces precursor approved for use in aircraft brake applications such as those supplied under the BFG Supply Agreement. Pursuant to an agreement with the Company, Courtaulds has agreed to supply the Company with up to 4.0 million pounds per year of precursor. This supply agreement may be terminated by either party on June 30, 1999, or any anniversary thereof, by providing two years' prior notice. The Company is currently negotiating a proposed agreement with Courtaulds, pursuant to which Courtalds would supply the Company with up to 18.0 million pounds per year of precurser to complement the supply available from Zoltek Rt.

            The Company believes Courtaulds is a reliable source of supply at the Company's current operating levels. However, as part of its growth strategy, the Company is developing alternative sources of precursor supply, including Zoltek Rt. In the near term, although not expected, any interruption of precursor supply from Courtaulds would have a material adverse effect on the Company's carbon fibers business.

            The major materials used in the Zoltek Rt. facility are acrylonitrile and other basic commodity chemical products which are widely available from a variety of sources.

INTELLECTUAL PROPERTY

            The Company believes that it has developed and utilizes valuable technology and innovations, including various aspects of its manufacturing process, which are trade secrets in which it has a proprietary interest. The Company seeks to protect its proprietary information by, among other things, requiring key employees to execute non-disclosure agreements. The Company holds a number of patents which are not material to its business.

COMPETITION

            The Company competes with various other producers of carbon fibers, acrylic fibers and other textile fiber products, many of which have substantially greater research and development, marketing, financial and managerial resources than the Company and represent significant competition for the Company.

            The Company believes that no single manufacturer of carbon fiber products competes across all of its applications. The Company's direct carbon fibers competitors include Fortafil Fibers, Inc. in the United States and SGL Carbon in Europe, inasmuch as they use the same textile-type precursor as the Company. To varying degrees, depending on market conditions and supply, the Company also competes with larger producers, such as Hexcel Corporation and Amoco Corporation in the United States; and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in Japan. Large international carbon fibers producers tend to market higher cost products than the Company's products, with a principal focus on aerospace structural applications. These large manufacturers tend to enter into direct competition with the Company primarily when they engage in significant discounting due to excess capacity and product surpluses; however, such competition historically has not had a material adverse effect on the Company's business.

            The Company believes that the principal areas of competition for its carbon fibers operations are price, quality, skill in developing new applications, ability to reliably meet the customer's volume requirements and qualifications for particular programs.

            Competitors of Zoltek Rt. in the textile fibers market include MonteFibre, Sp.A., A.G. Bayer and Courtaulds. However, Zoltek Rt.'s historic ties with and geographic proximity to customers in the former socialist countries provide competitive advantages for Zoltek Rt. in these markets compared to the larger manufacturers. Zoltek believes this advantage will decrease over time and, accordingly, Zoltek Rt. is pursuing a strategy of sales to Western European markets and seeking a product mix with more favorable competitive characteristics, such as advanced materials (e.g., carbon fibers precursor).

            The non-textile market for Zoltek Rt.'s products is sufficiently fragmented that no significant single direct competitor exists. Zoltek Rt.'s sales of its industrial products are heavily concentrated in the Central and Eastern European markets.

ENVIRONMENTAL

            The carbon fibers operations at the Company's Abilene, Texas and St. Charles, Missouri plants utilize incineration and scrubbing of various exhaust streams, designed to comply with applicable laws and regulations.
The plants produce air emissions which are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. Management believes that the plants are currently in compliance with their permits and the conditions set forth therein. The Company does not believe that compliance by its carbon fibers operations with applicable environmental regulations will have a material effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of implementation of current laws or future changes in federal or state environmental laws or regulations on the Company's results of operations or financial condition.

            Zoltek Rt.'s operations generate various hazardous wastes, including gaseous, liquid and solid materials. The Hungarian State Property Agency, which formerly owned Zoltek Rt., commissioned an environmental audit by an independent consulting firm, which in its June 1995 report recommended expenditures aggregating approximately HUF 20.1 million (which then approximated $160,000) to correct certain identified environmental deficiencies and Zoltek expects that Zoltek Rt.'s operations may require additional funds for enhancement of other environmental compliance systems. Zoltek expects that compliance with current environmental regulation will not have a material adverse effect on Zoltek Rt.'s business, results of operations or financial condition. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on Zoltek Rt.'s business, results of operations or financial condition.

EMPLOYEES

            As of September 30, 1997, the Company employed approximately 210 persons in its U.S. operations and approximately 1,500 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union and at Zoltek Rt. there are two active unions, Union Viscosa with approximately 944 members, and Viscosa 1990 with approximately 600 members. The Company believes that relations with both unions are good. Management meets with union representatives on a bi-weekly basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that its employee relations are good.

            In June 1993, Zoltek Rt. entered into an agreement with the Labor Office (the "Labor Office") of the county in which the plant is located, pursuant to which the Labor Office made a HUF 285 million (approximately $1.5 million translated at the exchange rate in effect at September 30, 1996) grant to Zoltek Rt. to finance salary payments to Zoltek Rt.'s employees during the period April through December 1993. The grant is not repayable by Zoltek Rt. if Zoltek Rt. and its subsidiaries maintained an employee level of at least 1,850 through 1997, subject to certain exceptions, such as reductions in force due to normal retirement and terminations for cause. Zoltek Rt.'s active workforce was below the level specified by the grant. Zoltek Rt. believes, however, that if all employees (including non-active employees, such as those on national service or maternity leave) are considered Zoltek Rt. would not be obligated to repay the grant. Zoltek Rt. is undertaking to clarify the application of the calculation and to amend the agreement to confirm Zoltek Rt.'s understanding. Although there can be no assurance that a mutually acceptable arrangement will be achieved, Zoltek believes that the ultimate resolution of the grant will not have a material adverse effect on its consolidated financial condition or results of operations.


Item 2.     Properties
------      ----------

            The Company's facilities are listed below and are considered to be suitable and adequate for its operations. All the Company's properties are owned or leased subject to various mortgage loans.

                                                                                                APPROXIMATE AREA
               LOCATION                                    USE                                  (IN SQUARE FEET)
               --------                                    ---                                  ----------------
      St. Louis, Missouri                   Administrative offices, marketing
                                            and engineering                                           40,000

      St. Charles, Missouri<F1>             Carbon fibers manufacturing                              107,000

      Abilene, Texas                        Carbon fibers manufacturing                              100,000

      Nyergesujfalu, Hungary<F2>            Acrylic fiber, nylon, other
                                            manufacturing                                          1,600,000

---------------
<F1>  Subject to ground lease which expires in 2065, subject to a 24-year renewal option thereafter.

<F2>  Zoltek Rt. is located on a 150-acre site in the town of Nyergesujfalu, approximately 30 miles from Budapest. The facility is located on a main highway between Budapest and Vienna on the shore of the Danube River and on a major rail line.

Item 3.     Legal Proceedings
------      -----------------

            The Company is not a defendant in any legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.     Submission of Matters to a Vote of Security Holders
------      ---------------------------------------------------

            The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 1997.

Item 4A.    Executive Officers of the Registrant
-------     ------------------------------------

            The name, age and position with respect to each of the executive officers of the Company are set forth below:

            Zsolt Rumy, age 55, is the founder of the Company and has served as its Chairman, President and Chief Executive Officer and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Since May 1996, Mr. Rumy has served as a director of Southwest Bank of St. Louis, with which the Company maintains its primary banking relationships. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

            Daniel Greenwell, age 35, has served as Chief Financial Officer and Secretary of the Company since December 1996. Prior to joining the Company, from November 1992 to December 1996 Mr. Greenwell served as Corporate Director of Financial Analysis and Reporting of Sigma-Aldrich Corporation (a publicly held specialty chemical manufacturer) and Controller of Sigma Chemical Company (a subsidiary of Sigma-Aldrich Corporation). From August 1985 to November 1992, Mr. Greenwell was a certified public accountant for KPMG Peat Marwick (an international accounting and auditing firm) holding various positions, including Senior Manager. Mr. Greenwell received a B.S. degree in Accounting from Truman State University in 1985.

            Gyorgy Paszty, age 55, has served as Executive Vice President of the Company since February 1997 and as President of Zoltek Rt. since December 1995. From 1990 until December 1995, he was a Managing Director of Zoltek Rt. Prior to that time, he served in various technical and management positions in the Hungarian chemical industry. Mr. Paszty received a B.S. degree in Chemical Engineering from the Technical University, Budapest, Hungary, in 1966. Mr. Paszty currently serves as President of the Hungarian Chemical Association and as Executive Vice President of the Federation of Hungarian Industrialists. Mr. Paszty speaks fluent English.


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Shareholder
------      ------------------------------------------------------------
            Matters
            -------

            The Company's Common Stock (symbol: "ZOLT") is traded in the Nasdaq National Market System. The number of beneficial holders of the Company's stock is approximately 20,000.

            Set forth below are the high and low bid quotations as reported by Nasdaq for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and have been adjusted to reflect the 2-for-1 stock split effective June 17, 1996:

                                 Fiscal year ended                  Fiscal year ended
                                 September 30, 1997                 September 30, 1996
                                 ------------------                 ------------------

                                HIGH            LOW                HIGH             LOW
                                ----            ---                ----             ---
First Quarter                  $44.50         $26.00              $ 8.50          $ 6.50

Second Quarter                  39.75          21.88               23.63            7.88

Third Quarter                   39.00          21.88               46.63           21.13

Fourth Quarter                  65.75          34.25               39.00           21.00

Item 6.     Selected Financial Data
------      -----------------------

                                                 ZOLTEK COMPANIES, INC.
                                          SELECTED CONSOLIDATED FINANCIAL DATA
                                         (In thousands, except per share data)
STATEMENT OF INCOME DATA:                                                 YEAR ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
                                                      1997           1996           1995           1994          1993
                                                    --------       --------        -------        -------       -------
Net sales                                           $ 90,628       $ 68,957        $12,698        $ 7,920       $ 5,141

Cost of sales                                         64,214         49,772          7,716          4,502         2,942

Gross profit                                          26,414         19,185          4,982          3,418         2,199

Selling, general and administrative expenses          13,172          9,510          1,845          1,624         1,356

Operating income from continuing operations           13,242          9,675          3,137          1,794           843

Interest expense                                         820          1,013            740            617           579


Net income from continuing operations                 12,828          6,172          1,577            799           136

Net income from discontinued operations, net
 of income taxes                                          --             38            456            208           431
                                                    --------       --------        -------        -------       -------

Net income                                          $ 12,828       $  6,210        $ 2,033        $ 1,007       $   567
                                                    ========       ========        =======        =======       =======

Net income per common and common equivalent
 share from continuing operations                   $    .78       $    .45        $   .16        $   .09       $   .02

Net income per common and common equivalent
 share from discontinued operations                       --             --            .05            .02           .04
                                                    --------       --------        -------        -------       -------

Net income per common and common equivalent share   $    .78       $    .45        $   .21        $   .11       $   .06
                                                    ========       ========        =======        =======       =======

Weighted average common and common equivalent
 shares outstanding                                   16,547         13,737          9,583          9,314         9,025


BALANCE SHEET DATA                                                              SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
                                                      1997           1996           1995           1994          1993
                                                    --------       --------        -------        -------       -------
Working capital                                     $ 69,556       $ 83,224        $ 6,322        $ 3,866       $   467

Total assets                                         139,962        134,660         18,390         17,373        15,371

Short-term debt                                        2,760          4,578            745          1,662         3,040

Long-term debt, less current maturities                4,295          5,207          6,191          6,562         4,394

Shareholders' equity                                 115,836        108,778          9,519          7,100         5,936

Item 7.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations
            ---------------------

OVERVIEW


            This report contains forward-looking statements which are inherently subject to risks and uncertainties. Cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear herein or in the documents incorporated by reference herein. The Company's actual results could differ materially from those anticipated due to a number of factors, including, without limitation, the following: the Company's ability to manage rapid growth, increase its carbon fibers production capacity on a timely and profitable basis, manufacture low-cost carbon fibers and profitably market them at decreasing price points, successfully operate and integrate Zoltek Rt. and penetrate existing, identified and emerging future markets for carbon fibers, as well as other factors discussed herein and the comments incorporated by reference herein.

            The Company is a Missouri corporation founded in 1975. Until it entered the carbon fibers business in fiscal 1988, the Company's business consisted of engineering, sales and installation of various process equipment, provision of in-house and field repair services, and distribution of various industrial products manufactured by others.

            The Company entered the carbon fiber business in fiscal 1988 through the acquisition of a Lowell, Massachusetts company that produced a line of carbon fiber products for niche and specialty markets. In fiscal 1991, the Company closed its carbon fiber production facility in Lowell, and moved to a newly constructed production facility in St. Charles, Missouri. This production facility achieved full production capability in July 1992. In November 1992, the Company completed its initial public offering to finance the new facilities and to fund future growth and product development.

            In 1994, the Company began producing low-cost, high-strength carbon fiber products utilizing a proprietary continuous carbonization process to complement its specialty carbon fibers product line. During the same year, the Company negotiated two significant multi-year supply arrangements with BFGoodrich Aerospace for fibers used in carbon/carbon aircraft brakes and with TRW Vehicle Safety Systems for use in enhancing the performance of its airbag propellant. These two supply relationships have provided a substantial sales base to support Zoltek's expansion.

            In order to focus its efforts on emerging opportunities in the carbon fibers market, the Company sold all of the assets of its former equipment and services business unit during fiscal 1995 and 1996. The results of the unit's operations have been reclassified to identify them as discontinued operations.

            In November 1995, the Company completed a secondary public offering of 4.2 million shares of Common Stock and received net proceeds of $26.3 million. The Company used much of the proceeds of the offering to acquire substantially all of the shares of Zoltek Rt. for $17.8 million in December 1995 and to provide working capital to enhance Zoltek Rt.'s operations.
Zoltek Rt. manufactures textile-type acrylic fibers, which is the raw material for the manufacturing of carbon fibers, as well as nylon and other industrial materials. This acquisition enabled the Company to secure access to the technology underlying the production of the acrylic fiber raw material. The Company recently began start-up operations of two new continuous carbonization lines at Zoltek Rt. and also expects Zoltek Rt. will supply production quantities of acrylic fiber used as carbon fiber precursor during 1998. The Zoltek Rt. acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition.

            Zoltek has achieved substantial sales growth in its carbon fibers business. From fiscal 1992 to fiscal 1997, net sales of carbon fibers grew from $3.0 million to $23.2 million. Although much of the sales increase came from specialty applications, the Company believes that its greatest opportunities are presented by the market for its low-cost carbon fibers for much broader applications.

During 1997 the Company produced carbon fibers at its full operational capacity and expanded its rated capacity by 5 million pounds to meet the indicated and forecasted demand for carbon fiber products.

            To support the Company's growth strategy, it completed a secondary stock offering in September 1996. The Company sold 2.3 million shares of Common Stock and received net proceeds of $68.9 million. The Company is utilizing the net proceeds, together with internally generated funds, to expand its carbon fibers manufacturing capacity, from approximately 3.5 million pounds to 8.5 million pounds by the end of 1997 to approximately 40 million pounds in the United States and Hungary over the next four to five years. In addition to securing a future raw material source, the Company has developed a standardized continuous carbonization line design to optimize the technical process capabilities, reduce equipment cost and shorten lead time for future expansion between the decision to add capacity and when lines become operational.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

            The Company's net sales increased 31% to $90.6 million in 1997 from $69.0 million in 1996. The increase resulted from an increase in both Zoltek's carbon fibers business and Zoltek Rt.'s acrylic fibers and other products business. Net sales from Zoltek's carbon fibers business totaled $23.2 million in fiscal 1997, which represented an increase of 16% compared to fiscal 1996. Higher sales volumes were recorded across carbon fiber product categories. Growth in carbon fiber sales continued to be constrained by production capacity. The acrylic and other products, produced at Zoltek Rt., accounted for net sales of $67.4 million in 1997 compared to $48.9 million for the period December 8, 1995 (date of acquisition) to September 30, 1996, an increase of 38%. Zoltek Rt. sales of acrylic and other products were into the markets Zoltek Rt. had historically served prior to the acquisition.

            Gross profit increased 38% to $26.4 million in fiscal 1997. Increased gross profit resulted from a 14% increase in gross profit from Zoltek's carbon fiber business and a 55% increase in gross profit from acrylic and other products sold by Zoltek Rt. Zoltek's gross margin from the carbon fibers business was approximately 39% and 40% of sales for both fiscal 1997 and 1996, respectively. The Company's overall gross profit remained relatively constant at 29% of sales for 1997 compared to 28% in the prior year. Zoltek Rt.'s historical product lines generate lower gross margins than the carbon fibers business, however, Zoltek Rt.'s gross margin increased to 26% of sales in the current year compared to 23% in the prior year due to productivity and sales improvements.

            Selling, general and administrative expenses were $13.2 million in 1997 compared to $9.5 million during the prior year. This increase was due to the inclusion of Zoltek Rt.'s operations for the full year in 1997 compared to the period December 8, 1995 to September 30, 1996 and to the addition of marketing, engineering, product development and administrative staff to support the carbon fibers manufacturing expansion. The Company expects significant operating leverage from these additional costs as its capacity increases come on line during 1998.

            Interest expense was $0.8 million for fiscal 1997 compared to $1.0 million in 1996 due mainly to the elimination of bank debt at Zoltek Rt. Interest income for the year was $4.0 million compared to $0.5 million in 1996. Interest income increased due to the interest generated on the increased cash, cash equivalents and marketable securities balances held as temporary investments in the current year, which were derived from the Company's secondary offerings.

            During fiscal 1997, the Company reported income tax expense of $3.6 million compared to $2.5 million in 1996. The effective tax rate remained relatively constant between years, excluding the effects of the Zoltek Rt. acquisition. The increase in income tax expense was primarily attributable to the increased interest income and net profits from the U.S. carbon fiber operations. The statutory rate for the Zoltek Rt. operation in Hungary is 18%. During 1997 Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the

Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During 1997 and 1996, Zoltek Rt. reduced its income tax liability by $1.5 million and $0.6 million, respectively, as a result of utilizing net operating loss carryforwards. Additionally, valuation allowance adjustments of $1.5 million and $0.3 million were recognized as a reduction to income tax expense during 1997 and 1996, respectively. At September 30, 1997, the Company continues to recognize a valuation allowance against the available net operating loss carryforwards.

            In connection with the Company's determination, in August 1995, to dispose of its equipment and services business unit, the Company sold the unit's remaining product line, flexible graphite products, in June 1996 in consideration of a note receivable for $0.2 million, which approximated the net book value of such assets.

            As a result of the foregoing, net income increased 107% to $12.8 million for fiscal 1997 from $6.2 million in 1996. Similarly, the Company reported net income per share of $0.78 for 1997 compared to net income per share of $0.45 in 1996. The weighted average common shares increased to 16.5 million from 13.7 million primarily due to the issuance of 2.3 million shares in September 1996.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

            Net sales increased by 443% to $69.0 million in 1996 from $12.7 million in 1995. The increase resulted from an increase in Zoltek's carbon fiber business and the inclusion of Zoltek Rt.'s revenues since its acquisition on December 8, 1995. Net sales from Zoltek's carbon fiber business totaled $20.0 million in 1996, reflecting an increase of 57% compared to 1995.
Higher sales revenues were recorded across carbon fiber product categories. Growth in carbon fiber sales was constrained by production capacity. For the period from December 8, 1995 to September 30, 1996, Zoltek Rt.'s reported net sales of $48.9 million. All of Zoltek Rt.'s sales were from markets Zoltek
Rt. had historically served prior to acquisition.

            Gross profit increased 285% to $19.2 million in 1996 from $5.0 million in 1995. Increased gross profit resulted from a 61% increase in gross profit from Zoltek's carbon fiber business and from the operation of Zoltek Rt. after acquisition by the Company. Excluding Zoltek Rt., Zoltek's gross margin from the carbon fibers business was 40% for 1996. The Company's overall gross profit decreased to 28% for the year from 39% in the prior year due to the acquisition of Zoltek Rt. which generates significantly lower gross margins than the carbon fibers business. Although Zoltek Rt.'s margins are generally lower, its productivity and margins were significantly improved compared to its operations prior to the acquisition.

            Selling, general and administrative expenses were $9.5 million in 1996 compared to $1.8 million in the prior year. Substantially all of the increase resulted from the consolidation of the Zoltek Rt. operation. To a lesser extent, these expenses increased due to the addition of engineering, development and administrative staff during the year ended September 30, 1996, as well as costs related to the increased sales level.

            Interest expense was $1.0 million for 1996 compared to $.7 million for the prior year due mainly to the acquisition of Zoltek Rt. which had short-term bank debt. Interest income for the year was $.5 million compared to a minor amount in 1995 due to interest generated on increased cash and short-term investment balances in the current year.

            During 1996, the Company reported income tax expense of $2.6 million compared to $1.2 million in 1995. The effective tax rate remained relatively constant between the two years, excluding the effects of the Zoltek Rt. acquisition. The statutory rate for the Zoltek Rt. operations in Hungary is 18%. During 1996, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liability by $0.6 million. Additionally, a valuation allowance adjustment of $0.3 million was recognized as a reduction to income tax expense. At September 30, 1996, the Company continued to recognize a valuation allowance against the available net operating loss carryforwards.

            In connection with the Company's determination in August 1995 to dispose of its equipment and services business unit, the Company put the unit's business and related assets up for sale. The valves, pumps, and repair and fluid sealing product lines were sold in August 1995. The Company sold the unit's remaining product line, flexible graphite products, in June 1996 in consideration of a note receivable for $0.2 million, which approximated the net book value of such assets.

            As a result of the foregoing, net income increased 206% to $6.2 million for 1996 from $2.0 million in 1995. Similarly, the Company reported net income per share of $0.45 for 1996 compared to net income per share of $0.21 in 1995. Weighted average common shares increased to 13.7 million from 9.6 million primarily due to the secondary offerings in November 1995 and September 1996.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and borrowing under credit facilities, supplemented with the net proceeds from three equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

            The Company's financial position remains strong and sufficient to continue to execute its strategic expansion plans. At September 30, 1997, the Company reported working capital of $69.6 million compared to working capital of $83.2 million at September 30, 1996. The decrease in working capital from September 30, 1996 to September 30, 1997 was due primarily to $26.6 million in capital expenditures offset by $13.1 million of net cash from operations.

            Marketable securities at September 30, 1997 amounted to $18.3 million. The marketable securities primarily include U.S. Treasury Notes with maturities longer than three months but less than twelve months and preferred stock. The marketable securities and a substantial majority of the Company's cash and cash equivalent balances are earmarked to fund the Company's capacity expansion and growth plans.

            Other receivables of $1.6 million consisted primarily of VAT and import refunds due Zoltek Rt. from the Hungarian taxing authorities. Other long-term liabilities were related to various supply agreements between Zoltek Rt. and its vendors.

            Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, the expansion of the Company's carbon fibers production capacity and the acquisition of Zoltek Rt. In 1997, the Company incurred capital expenditures of $ 26.6 million. Of these expenditures approximately $25.3 million was used for the new continuous carbonization lines and $1.3 million was used in the Zoltek Rt. operations for modernization and modifications to produce acrylic fiber to be used as the precursor for carbon fiber production. These expenditures were financed principally with cash from the secondary offering in September 1996 and from cash generated from operations. In fiscal 1996, capital expenditures were $5.1 million.

            The Company believes that identified and forecasted customer demand for carbon fiber products will require additional substantial increases in capacity. In June 1997, the Company acquired a 100,000 square foot newly constructed building and 11 acres in Abilene, Texas for its planned capacity expansion. The Company plans on acquiring an additional 39 acres in fiscal 1998 at the Abilene facility. The Company completed construction (in both the U.S. and Hungary) of five continuous carbonization lines in the fourth quarter of 1997 and currently plans to construct eleven additional lines by the end of fiscal 1998. The additional continuous carbonization lines planned for construction in fiscal 1998 are currently anticipated to require capital expenditures of approximately $50 million and will be funded with cash and cash equivalents and marketable securities on hand, together with internally generated funds and, possibly, borrowings.

            The Company continues to maintain an excellent relationship with its lead bank, Southwest Bank of St. Louis. The Company maintains several credit commitments with the bank that would allow the Company to borrow up to approximately $10 million. The Company has no plans to draw on these commitments in the foreseeable future.

            The Company currently has a term loan outstanding with a principal balance of $1.2 million that matures in 1999. The Company expects to repay this loan during fiscal 1998 to reduce its interest expense.

            In connection with the purchase of the Abilene facility, the Company obtained a $1.8 million short term non-interest bearing loan through the City of Abilene that matures in December 1997. The Company plans to refinance this short-term loan with a non-interest bearing term loan due in approximately 10 years.

            Since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. The applicable loan agreements prohibit the payment of dividends without the consent of the lenders. These loans are non-recourse loans for the Company's headquarters and St. Charles manufacturing facility. Based on the interest rates and the nature of the loans, the Company plans to retain these loans.

            Pursuant to a secondary stock offering in November 1995, the Company sold 4.2 million shares of Common Stock and realized net proceeds of approximately $26.3 million. The Company utilized approximately $17.8 million to fund the purchase of Zoltek Rt. In an additional secondary stock offering in September 1996, the Company sold 2.3 million shares of Common Stock and realized net proceeds of approximately $68.9 million. The proceeds from these stock offerings were used to finance the capital additions in the United States of $20.0 and $3.3 million during 1997 and 1996, respectively, and for Zoltek Rt. operations. During 1997 and 1996, the Company made available $4.3 and $3.0 million, respectively, to fund Zoltek Rt.'s working capital requirements, repayment of bank debt and capital expenditures associated with the new continuous carbonization lines which the Company installed at Zoltek Rt. The remaining proceeds from the secondary stock offerings will be used principally for capital expenditures associated with the construction of additional continuous carbonization lines at Abilene and Zoltek Rt. The Company's overall strategic plan calls for total capital expenditures of approximately $50 million during fiscal 1998 to construct substantial increases in carbon fibers production capacity.

            Beginning in the second quarter of fiscal 1996, Zoltek Rt. obtained short-term financing consisting of working capital loans and commercial letters of credit, of which $3.7 million was outstanding at September 30, 1996. Zoltek Rt. repaid the borrowings during fiscal 1997.

            In August 1995, the Company sold its valves, pumps and repair and fluid-sealing product lines for an aggregate sale price of approximately $2.5 million (consisting of $1.7 million cash, $0.6 million of debt assumption and a note receivable for $0.2 million). The Company sold the unit's remaining product line, flexible graphite products, on June 30, 1996 in consideration of a note receivable for $0.2 million.

NEW ACCOUNTING STANDARD

            The following recently issued accounting standard will be applicable to the Company for its fiscal year ending September 30, 1998:

            SFAS 128, "Earnings per Share," establishes standards for the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is not expected to have a material impact on the Company's financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
-------     ----------------------------------------------------------

            Not Applicable.

Item 8.     Financial Statements and Supplementary Data
------      -------------------------------------------

                             ZOLTEK COMPANIES, INC.
                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ZOLTEK COMPANIES, INC.
--------------------------------------------------------------------

            In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc., and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

Price Waterhouse LLP
St. Louis, Missouri
November 14, 1997

                                                 ZOLTEK COMPANIES, INC.
                                               CONSOLIDATED BALANCE SHEET
                                     (Amounts in thousands, except per share data)
ASSETS                                                                                                SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                                1997            1996
                                                                                              --------        --------
Current assets:
   Cash and cash equivalents                                                                  $ 41,148        $ 75,447
   Marketable securities                                                                        18,302              --
   Accounts receivable, less allowance for doubtful accounts of $331 and $72, respectively      14,163          12,616
   Inventories                                                                                  12,487          12,597
   Prepaid expenses                                                                                402             350
   Other receivables                                                                             1,636           1,310
                                                                                              --------        --------
       Total current assets                                                                     88,138         102,320
Property and equipment, net                                                                     51,382          31,440
Other assets                                                                                       442             900
                                                                                              --------        --------
       Total assets                                                                           $139,962        $134,660
                                                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Short-term notes payable                                                                   $  1,853        $  3,694
   Current maturities of long-term debt                                                            907             884
   Trade accounts payable                                                                       10,599           8,621
   Accrued expenses and other liabilities                                                        5,099           5,606
   Income taxes payable                                                                            124             291
                                                                                              --------        --------
       Total current liabilities                                                                18,582          19,096
Other long-term liabilities                                                                        243             973
Long-term debt, less current maturities                                                          4,295           5,207
Deferred income taxes                                                                            1,006             606
                                                                                              --------        --------
                                                                                                24,126          25,882
                                                                                              --------        --------

Shareholder's equity:
   Preferred stock, $.01 par value, 1,000 shares authorized, no shares
      issued and outstanding                                                                        --              --
   Common stock, $.01 par value, 50,000 and 20,000 shares authorized,
      16,216 and 16,210 shares issued and outstanding, respectively                                162             162
   Additional paid-in capital                                                                   99,954          99,870
   Cumulative translation adjustment                                                            (8,512)         (2,658)
   Retained earnings                                                                            24,232          11,404
                                                                                              --------        --------
                                                                                               115,836         108,778
                                                                                              --------        --------
       Total liabilities and shareholders' equity                                             $139,962        $134,660
                                                                                              ========        ========



                 The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF INCOME
                                     (Amounts in thousands, except per share data)
                                                                                      YEAR ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------
                                                                               1997              1996            1995
                                                                             -------           -------         -------
Net sales                                                                    $90,628           $68,957         $12,698
Cost of sales                                                                 64,214            49,772           7,716
                                                                             -------           -------         -------
    Gross profit                                                              26,414            19,185           4,982
Selling, general and administrative expenses                                  13,172             9,510           1,845
                                                                             -------           -------         -------
    Operating income from continuing operations                               13,242             9,675           3,137
Other income (expense):
    Interest expense                                                            (820)           (1,013)           (740)
    Interest income                                                            3,979               546              32
    Other, net                                                                    29              (497)              3
                                                                             -------           -------         -------
Income from continuing operations before income taxes                         16,430             8,711           2,432
Provision for income taxes                                                     3,602             2,539             855
                                                                             -------           -------         -------
    Net income from continuing operations                                     12,828             6,172           1,577
Income from discontinued operations, net of income taxes                          --                38             456
                                                                             -------           -------         -------
    Net income                                                               $12,828           $ 6,210         $ 2,033
                                                                             =======           =======         =======
Net income per common and common equivalent share:
    Income from continuing operations                                        $  0.78           $  0.45         $  0.16
    Discontinued operations                                                       --                --            0.05
                                                                             -------           -------         -------
    Net income per common and common equivalent share                        $  0.78           $  0.45         $  0.21
                                                                             =======           =======         =======
Weighted average common and common equivalent shares outstanding              16,547            13,737           9,583



                 The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (Amounts in thousands)
                                                                                     Additional  Cumulative
                                                               Preferred     Common    Paid-in   Translation  Retained
                                                                 Stock       Stock     Capital    Adjustment  Earnings
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                                      $  --        $ 31     $ 3,823     $    --     $ 3,246
Exercise of stock options                                           --           1         279          --          --
Benefit of tax deduction for stock option compensation expense      --          --         106          --          --
Common stock split (3-for-2) in September 1995                      --          16          --          --         (16)
Net income for the year ended September 30, 1995                    --          --          --          --       2,033
                                                                 -----        ----     -------     -------     -------
Balance, September 30, 1995                                         --          48       4,208          --       5,263
Secondary stock offering November 1995                              --          21      26,271          --          --
Common stock split (2-for-1) in June 1996                           --          69          --          --         (69)
Secondary stock offering September 1996                             --          23      68,853          --          --
Exercise of stock options                                           --           1          78          --          --
Benefit of tax deduction for stock option compensation expense      --          --         460          --          --
Cumulative translation adjustment                                   --          --          --      (2,658)         --
Net income for the year ended September 30, 1996                    --          --          --          --       6,210
                                                                 -----        ----     -------     -------     -------
Balance, September 30, 1996                                         --         162      99,870      (2,658)     11,404
Exercise of stock options                                           --          --          10          --          --
Benefit of tax deduction for stock option compensation expense      --          --          74          --          --
Cumulative translation adjustment                                   --          --          --      (5,854)         --
Net income for the year ended September 30, 1997                    --          --          --          --      12,828
                                                                 -----        ----     -------     -------     -------
Balance, September 30, 1997                                      $  --        $162     $99,954     $(8,512)    $24,232
                                                                 =====        ====     =======     =======     =======


                 The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Amounts in thousands)
                                                                                           YEAR ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                        1997         1996        1995
                                                                                      --------     --------    -------
Cash flows from operating activities:
   Net income                                                                         $ 12,828     $  6,210    $ 2,033
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       2,637        2,848      1,049
     Gain on sale of Equipment and Service Business Unit ("ESBU")                           --           --       (388)
     Unrealized foreign exchange (gain) loss                                              (159)           8          -
     Other, net                                                                             68            4        (10)
     Changes in assets and liabilities, net of effects from purchase of Zoltek Rt.:
       Increase in accounts receivable                                                  (3,562)      (5,006)      (132)
       Increase in other receivables                                                      (662)        (751)        --
       Increase in inventories                                                          (1,649)      (3,651)    (1,203)
       Increase in prepaid expenses                                                        (85)        (341)        --
       Decrease in refundable income taxes                                                  --           --        201
       Decrease in inventories held for sale                                                --          453         --
       Increase (decrease) in trade accounts payable                                     3,337       (1,322)      (244)
       Increase (decrease) in accrued expenses and other liabilities                     2,258          393        (74)
       Increase (decrease) in income taxes payable                                         (77)         (61)       188
       Increase (decrease) in deferred income taxes                                        363          192        (58)
       Decrease in other long-term liabilities                                          (2,213)      (1,097)        --
                                                                                      --------     --------    -------
         Total adjustments                                                                 256       (8,331)      (671)
                                                                                      --------     --------    -------
Net cash provided (used) by operating activities                                        13,084       (2,121)     1,362
                                                                                      --------     --------    -------
Cash flows from investing activities:
   Payments for purchase of Zoltek Rt., net of cash acquired                                --      (17,555)        --
   Payments for purchase of property and equipment                                     (26,589)      (5,134)      (951)
   Proceeds from sale of ESBU                                                               --           --      1,717
   Proceeds from sale of fixed assets                                                      107          156         --
   Purchase of marketable securities                                                   (18,302)          --         --
                                                                                      --------     --------    -------
Net cash provided (used) by investing activities                                       (44,784)     (22,533)       766
                                                                                      --------     --------    -------
Cash flows from financing activities:
   Net decrease in line of credit borrowings                                                --           --     (1,028)
   Net proceeds from sale of common stock                                                   --       95,167         --
   Net proceeds from exercise of stock options and warrants                                 84          538        385
   Proceeds from issuance of notes payable                                               5,527       13,050      5,650
   (Increase) decrease in notes receivable                                                 169         (162)        --
   Repayment of notes payable                                                           (7,864)     (10,215)    (5,328)
   (Increase) decrease in deferred costs                                                    --          286       (286)
                                                                                      --------     --------    -------
Net cash provided (used) by financing activities                                        (2,084)      98,664       (607)
                                                                                      --------     --------    -------
Effect of exchange rate changes on cash                                                   (515)        (240)        --
                                                                                      --------     --------    -------
Net increase (decrease) in cash and cash equivalents                                   (34,299)      73,770      1,521
Cash and cash equivalents at beginning of period                                        75,447        1,677        156
                                                                                      --------     --------    -------
Cash and cash equivalents at end of period                                            $ 41,148     $ 75,447    $ 1,677
                                                                                      ========     ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                                           $    815     $    996    $   776
   Income taxes                                                                          2,983        1,954        818



                 The accompanying notes are an integral part of the consolidated financial statements.


                             ZOLTEK COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

      Zoltek Companies, Inc. (the "Company") is a holding company which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc. and Zoltek Rt. Zoltek Corporation ("Zoltek") develops, manufactures and markets advanced materials and industrial products for selected niche markets. The Carbon Fibers Business Unit of Zoltek manufactures carbon fibers used in aircraft brakes and other composite materials. In August 1995, the Company's Board of Directors authorized the disposition of the Company's former Equipment and Services Business Unit ("ESBU"), which supplied industrial process equipment, aftermarket components and repair services. These operations have been classified as a discontinued operation (Note 12). Zoltek Rt. (formerly known as Zoltek Magyar Viscosa, Rt.) manufactures and markets acrylic and nylon fibers and yarns to the textile industry, and recently began start-up operations of two continuous carbonization lines. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. In addition, Zoltek Rt. provides public works services for plant use and to the town of Nyergesujfalu, Hungary. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION

      For Zoltek Rt. which prepares its financial statements in the Hungarian Forints, assets and liabilities are translated at year-end exchange rates and the income statement is translated at the average exchange rate for the year. The related translation adjustments are reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. are included in results of operations.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

REVENUE RECOGNITION

      The Company recognizes sales on the date the products are shipped.

CONCENTRATION OF CREDIT RISK

      Products of the Carbon Fiber Business Unit are primarily sold to customers in the aerospace and composite industries. Zoltek Rt.'s products are mainly sold to customers in the textile industry. While the markets for the Company's products are geographically unlimited, most of Zoltek's business is with customers located in North America and most of Zoltek Rt.'s sales are to customers in Eastern Europe, the Commonwealth of Independent States, Europe and Asia. The Company performs ongoing credit evaluations. Zoltek Rt. generally requires collateral for significant export sales to new customers; Zoltek generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of September 30, 1997, the Company had no significant concentrations of credit risk.

CASH AND CASH EQUIVALENTS

      All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $40,041,000 and $74,021,000 at September 30, 1997 and 1996, respectively. At
September 30, 1997 and 1996, cash equivalents included $25,443,000 and $69,331,000, respectively, of U.S. Treasury Bills.

MARKETABLE SECURITIES

      All marketable securities are available to support current operations. The marketable securities consist of U.S. Treasury Notes (classified as held-to-maturity) that are valued at amortized cost and preferred stock equities (classified as available-for-sale) that are valued at fair market value which equals cost. At September 30, 1997, the Company held $16,219,000 of U.S. Treasury Notes which mature on April 15, 1998 and $2,083,000 of preferred stock equities.

INVENTORIES

      Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the years ended September 30, 1997, 1996 and 1995. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

      The Company provides for depreciation by charging amounts sufficient to amortize the cost of the properties over their estimated useful lives using primarily straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

                  Buildings and improvements          10 to 31.5 years
                  Automobiles                         3 to 5 years
                  Machinery and equipment             5 to 10 years
                  Furniture and fixtures              7 to 10 years

      The Company primarily uses accelerated depreciation methods for income tax purposes.

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

FINANCIAL INSTRUMENTS

      The Company does not hold any financial instruments for trading purposes. The carrying value of cash, marketable securities, and debt approximated fair value at September 30, 1997 and 1996.

RESEARCH AND DEVELOPMENT EXPENSES

      Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Such costs were approximately $712,000, $537,000, and $370,000 in 1997, 1996, and 1995,
respectively.

                             ZOLTEK COMPANIES, INC.

--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

INCOME TAXES

      The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Net income per common and common equivalent share is calculated by dividing net income by the sum of the weighted average number of shares of common stock and common stock equivalents outstanding for the years ended September 30, 1997, 1996 and 1995. Common stock equivalents are excluded from the computation for the year ended September 30, 1995 because their dilutive effect was not significant. All share and per share data have been adjusted to give retroactive effect to the stock splits described in Note 9.

STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." APBO No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of the grants.

RECENT ACCOUNTING PRONOUNCEMENTS

      The following recently issued accounting standard will be applicable to the Company for its fiscal year ending September 30, 1998:

SFAS 128, "Earning per Share," establishes standards for the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

FINANCIAL PRESENTATION CHANGES

      Certain prior year amounts have been reclassified to conform to the current year presentation.


2.    ACQUISITION
--------------------------------------------------------------------------------

      On December 8, 1995, the Company completed the acquisition of Zoltek Rt. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and substantially all the debt of Zoltek Rt. for approximately $18 million. Subsequently, the Company acquired an additional 2% of the equity ownership for $250,000. The Zoltek Rt. acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition.
The purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess of the fair market value of the assets acquired over the purchase price was allocated to reduce property and equipment.

                             ZOLTEK COMPANIES, INC.

--------------------------------------------------------------------------------

      At the date of acquisition a liability related to a governmental grant received by Zoltek Rt. to finance salary payments prior to the acquisition, but subject to repayment by the Company under certain conditions relative to employment levels, and other additional costs related to the acquired operations were recorded. During fiscal 1997, a charge of approximately $0.9 million was made against the liability to maintain employment at levels specified by the grant. At September 30, 1997 Zoltek Rt.'s workforce was below the level specified by the grant. Zoltek Rt. is negotiating with the governmental agency responsible for the grant to clarify the application of the workforce level calculations. The balance in the reserve after adjusting for translation was approximately $1.8 million at September 30, 1997.

      Set forth below are unaudited pro forma combined results of operations of Zoltek and Zoltek Rt. for the twelve months ended September 30, 1996 as if the Zoltek Rt. acquisition had been completed as of October 1, 1995 and for the twelve months ended September 30, 1995 as if the Zoltek Rt. acquisition had been completed as of October 1, 1994. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the acquisition of Zoltek Rt. been completed as of October 1, 1995 or 1994 (amounts in thousands, except per share data).

                                                                      TWELVE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     --------------------
                                                                       1996      1995<F*>
                                                                     -------     --------
      Net sales                                                      $80,323     $63,483
      Income (loss) before extraordinary items                         6,034         (85)
      Net income                                                       5,996      10,542
      Net income per share                                              0.43        0.79

---------------
<F*>  The period ended September 30, 1995 includes extraordinary items related to the sale of certain of Zoltek Rt.'s assets and the forgiveness of certain of its debt in December 1994 for a net gain of $10.6 million, relating to the Zoltek Rt. operations.

3.    INVENTORIES
--------------------------------------------------------------------------------

      Inventories consist of the following (amounts in thousands):                     SEPTEMBER 30,
------------------------------------------------------------------------------------------------------
                                                                                     1997        1996
                                                                                   -------     -------
      Raw materials                                                                $ 5,886     $ 5,446
      Work-in-process                                                                1,008       1,566
      Finished goods                                                                 5,076       5,026
      Supplies, spares and other                                                       517         559
                                                                                   -------     -------

                                                                                   $12,487     $12,597
                                                                                   =======     =======

                             ZOLTEK COMPANIES, INC.

--------------------------------------------------------------------------------


4.    PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

      Property and equipment consists of the following (amounts in thousands)                     SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                                1997        1996
                                                                                               -------     -------
      Land                                                                                     $ 1,176     $ 1,393
      Buildings and improvements                                                                22,467      15,975
      Machinery and equipment                                                                   33,591      18,905
      Furniture and fixtures                                                                     3,315       2,134
                                                                                               -------     -------
                                                                                                60,549      38,407
      Less:  accumulated depreciation                                                           (9,167)     (6,967)
                                                                                               -------     -------
                                                                                               $51,382     $31,440
                                                                                               =======     =======

5.    INCOME TAXES
--------------------------------------------------------------------------------

      The components of the provision for income taxes for the years ended September 30, are as follows (amounts in thousands):

From continuing operations:                                  1997              1996              1995
                                                            ------            ------            ------
   Current:
     Federal                                                $2,721            $1,566            $  777
     State                                                     142                99                74
     Non-U.S. local                                            673               401                --
                                                            ------            ------            ------
                                                             3,536             2,066               851
   Deferred:
     Federal                                                    66               154                 4
     State                                                      --                 7                --
     Non-U.S.                                                   --               313                --
                                                            ------            ------            ------
                                                                66               474                 4
                                                            ------            ------            ------

       Total continuing operations                           3,602             2,540               855
                                                            ------            ------            ------

   From discontinued operations:
   Current:
     Federal                                                     -                24               271
     State                                                       -                 1                23
                                                            ------            ------            ------
       Total discontinued operations                             -                25               294
                                                            ------            ------            ------
                                                            $3,602            $2,565            $1,149
                                                            ======            ======            ======

                             ZOLTEK COMPANIES, INC.

--------------------------------------------------------------------------------


      Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Amounts giving rise to the deferred income tax liability at September 30 are as follows (amounts in thousands):

                                                       1997              1996
                                                      ------            ------
      Depreciation                                    $  899            $  863
      Accrued vacation pay                               (37)              (35)
      Bad debt accrual                                   (34)               --
      Deferred state income taxes                         43               (21)
      Other                                              (15)              (18)
      Non-U.S. operations deferred tax, net              224               277
                                                      ------            ------
                                                       1,080             1,066
      Less:  tax benefit of stock options                (74)             (460)
                                                      ------            ------

      Total deferred tax liability                    $1,006            $  606
                                                      ======            ======

      At September 30, 1997 and 1996, the Company has deferred tax assets of $559,000 and $2,239,000, respectively, related to net operating loss carryforwards and tax positions subject to examination by Hungarian tax authorities. During 1997 and 1996, the Company recorded a reduction in the valuation allowance of $1,471,000 and $265,000, respectively, related to utilization of net operating loss carryforwards in 1997 and 1996. The Company has a valuation allowance of $559,000 and $2,239,000 against these deferred tax assets at September 30, 1997 and 1996, respectively.

      The provision for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                   1997              1996              1995
                                                                 -------            ------            ------
At statutory rate:
      Income taxes on income from continuing operations          $ 5,586            $2,962            $  827
      Income taxes on income from discontinued operations             --                22               255
Increases (decreases):
      Lower effective tax rate on non-U.S. operations             (1,303)             (593)               --
      Valuation allowance change                                  (1,471)             (265)               --
      Local taxes, non-U.S.                                          673               401                --
      State taxes, net of federal benefit                            142                71                64
      R & D tax credits, net of federal benefit                       --                                 (15)
      Other                                                          (25)              (33)               18
                                                                 -------            ------            ------
                                                                 $ 3,602            $2,565            $1,149
                                                                 =======            ======            ======

      For the years ended September 30, 1997, 1996 and 1995, the consolidated income from continuing operations before income taxes by domestic and foreign sources was $8,287,000 and $8,143,000, $5,006,000 and $3,706,000, and
$2,432,000 and $0, respectively. Undistributed earnings of Zoltek Rt. are considered to be permanently invested and, accordingly, no provision for income taxes was made.

                             ZOLTEK COMPANIES, INC.

--------------------------------------------------------------------------------

6.    FINANCING
--------------------------------------------------------------------------------

SHORT-TERM DEBT AND CREDIT AGREEMENTS

      The Company has short-term debt of $1,853,000 at September 30, 1997 that is secured by the real estate of the Abilene plant. The note is non-interest bearing and is due and payable at maturity in December 1997.

      The Company had short-term debt totaling $3,694,000 at September 30, 1996 of which $3,034,000 was represented by bank loans partially secured by inventory. The interest rate on these loans is determined at the time of borrowing based upon the London Interbank Offered Rates (LIBOR) plus 1.5 percent. The remaining balance of the short-term debt represents borrowings of $660,000 under a bank line of credit, secured by Zoltek Rt. real estate.

      The Company has a revolving credit agreement which bears interest at prime (prime rate at September 30, 1997 was 8.5%) with a maximum available of $3,500,000. The Company also has a $1,000,000 unsecured borrowing ability under a working capital credit facility. Additionally, the Company has received a commitment for a $5,000,000 secured equipment loan to finance U.S. capital expenditures. There were no borrowings under the revolving credit agreement, working capital credit or secured equipment loan facilities at September 30, 1997.

LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):                                SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------

EQUIPMENT LOANS                                                                            1997              1996
                                                                                          ------            ------
Note payable with interest at 5%, payable in monthly installments of
  $3,333 principal plus interest on the outstanding balance to maturity
  in November 1996, at which time the remaining principal balance is due                  $   --            $  106

Note payable with interest at 9%, payable in monthly installments of
  principal and interest of $62,458 to maturity in November 1999                           1,201             1,811

REAL ESTATE LOANS
Note payable with interest at 9.95%, payable in monthly installments of
  principal and interest of $19,288 to maturity in September 2009                          1,617             1,684

Note payable with interest at 9.5%, payable in monthly installments of
  principal and interest of $27,672 to maturity in December 2009                           2,384             2,490
                                                                                          ------            ------
                                                                                           5,202             6,091

Less:  amounts payable within one year                                                      (907)             (884)
                                                                                          ------            ------

                                                                                          $4,295            $5,207
                                                                                          ======            ======

      Following is a schedule of required principal payments of long-term debt (amounts in thousands):

                  YEAR ENDING
                  SEPTEMBER 30,                        TOTAL
                  -------------                       ------
                      1998                            $  907
                      1999                               733
                      2000                               223
                      2001                               245
                      2002                               270
                      Thereafter                       2,824
                                                      ------
                                                      $5,202
                                                      ======

      The note payable, aggregating $1,201,000 at September 30, 1997, is
secured by machinery and equipment.   The remaining notes payable are secured
by real estate holdings.


7.    COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEASE

      Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease which provides for 100% real estate tax abatement and expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease required a prepayment of $50,000 for rental through October 1993 and requires annual rental payments of $57,991 through October 2010. Rental expense related to this lease was $57,991 for the years ended September 30, 1997, 1996 and 1995.

LEGAL

      The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

8.    PROFIT SHARING PLAN
--------------------------------------------------------------------------------

      The Company maintains a 401(k) Profit Sharing Plan for the benefit of U.S. employees who have completed six months of service and attained 21 years of age. The Company's contribution to the plan is determined annually by the Board of Directors. Contributions of $180,000, $139,000 and $75,000 were made for the years ended September 30, 1997, 1996 and 1995, respectively.

9.    RECAPITALIZATIONS AND STOCK SPLITS
--------------------------------------------------------------------------------

      On August 31, 1995, the Company announced a three-for-two stock split implemented by a stock dividend of one share for each two shares outstanding. The stock dividend was paid on September 29, 1995 to shareholders of record on September 15, 1995.

      In February 1996, the Company's authorized capital structure was changed to 20,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of preferred stock, par value $.01 per share.

      On May 20, 1996, the Company announced a two-for-one stock split implemented by a stock dividend of one share for each share outstanding. The stock dividend was paid June 17, 1996 to shareholders of record on June 3, 1996.

      In February 1997, the Company's capital structure was changed to increase to 50,000,000 shares the number of shares of Common Stock, par value $.01 per share, authorized.

      All share and per share amounts in the accompanying financial statements and notes have been adjusted to give retroactive effect to the stock splits for all periods presented except for the Consolidated Statement of Changes in Shareholders' Equity and Balance Sheet. In these statements, shares issued and outstanding prior to June 17, 1996 are reported on a pre-split basis.

10.   STOCK OPTIONS AND WARRANTS
--------------------------------------------------------------------------------

      In November 1992, the Company completed an initial public offering of 3,300,000 shares of common stock and received net proceeds of $3.7 million. In conjunction with the offering, the Company sold warrants to purchase 165,000 shares of the Company's common stock at an exercise price per share equal to the initial public offering price of $1.33 per share (increasing annually by 7% of the initial public offering price) to the representatives of the underwriters, for an aggregate price of $100.00. These warrants were exercised during fiscal year 1995 at $1.43 per share.

      In July 1992, the Company adopted a Long-term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1993 vested ratably from date of grant over three years. Options granted in 1995, 1996 and 1997 vest 100% five years from date of grant. The options were issued at an exercise price equal to the market price on the date of grant.

      In July 1992, the Company adopted a Directors Stock Option Plan under which options to purchase 3,000 shares of common stock at the then fair market value will be issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 3,000 shares of common stock, at the then fair market value. The plan was amended in February 1995 to increase the annual grants to 7,500 shares. The options expire from 2002 through 2007, respectively.

      The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

      Assumptions                                                 1997          1996
      -----------                                                -------       -------
         Expected life of options                                6 years       6 years
         Risk free interest rate                                   6.36%         6.95%
         Volatility of stock                                         65%           84%
         Expected dividend yield                                      --            --

      The weighted average fair value of the options granted during 1997 and 1996 was $1,701,000 and $1,647,000, respectively. Had the fair value of the options been amortized to expense over the options' vesting period, the pro forma impact on earnings of the stock-based compensation for the options under the provision would have been as follows (in thousands, except for earnings per share information):

      Net income:                                                 1997           1996
                                                                 -------        ------
         As reported                                             $12,828        $6,210
         Pro forma                                                12,547         6,042

      Earnings per share:
         As reported                                               $0.78         $0.45
         Pro forma                                                  0.76          0.44

--------------------------------------------------------------------------------

      In accordance with FAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, the Company's stock options do not trade on a secondary exchange, and therefore, the employees and directors cannot derive any benefit from holding the stock options under these plans without an increase in the market price of Company stock. Such an increase in stock price would benefit all shareholders commensurately.

      Presented below is a summary of stock option plans activity for the years shown:

                                                                       Wtd. Avg.         Options           Wtd. Avg.
                                                     Options        Exercise Price     Exercisable      Exercise Price
                                                     -------        --------------     -----------      --------------
      Balance, September 30, 1994                    283,500            $ 1.33
         Granted                                     447,000              4.68
         Exercised                                  (105,990)             1.33
         Cancelled                                   (69,510)             1.33
                                                    --------

      Balance, September 30, 1995                    555,000              3.98            61,500            $ 3.36
         Granted                                     332,500              9.93
         Exercised                                  (117,000)             1.33
         Cancelled                                   (80,500)             1.33
                                                    --------

      Balance, September 30, 1996                    690,000              7.40            85,500              7.83
         Granted                                     155,000             27.59
         Exercised                                    (6,000)             1.83
         Cancelled                                  (209,000)            17.92
                                                    --------
      Balance, September 30, 1997                    630,000            $10.35           117,000            $15.64
                                                    ========

      The following table summarizes information for options currently outstanding and exercisable at September 30, 1997:

                                                 Options Outstanding                         Options Exercisable
                                   -----------------------------------------------       -----------------------------

        Range of                                    Wtd. Avg.          Wtd. Avg.                           Wtd. Avg.
         Prices                    Number        Remaining Life     Exercise Price       Number         Exercise Price
        --------                   ------        --------------     --------------       ------         --------------
      $  1.33-2.33                  12,000           6 years            $ 1.83            12,000            $ 1.83
         3.42-6.25                 330,000           7 years              4.79            30,000              4.33
        8.38-13.50                 173,000           8 years              9.49            37,500             13.50
       27.25-31.25                 115,000           9 years             28.49            37,500             31.25
                                   -------                                               -------

      $ 1.33-31.25                 630,000           8 years            $10.35           117,000            $15.64
                                   =======                              ======           =======            ======

11.   SECONDARY STOCK OFFERINGS
--------------------------------------------------------------------------------

      Pursuant to a secondary public offering in November 1995, the Company sold 4,170,000 shares of common stock and received net proceeds of $26.3 million. The Company used approximately $18 million to fund the purchase of Zoltek Rt. and the remaining proceeds for Zoltek Rt.'s working capital needs, and general corporate purposes, including capital expenditures.

      On September 18, 1996, the Company completed a secondary offering of 2,300,000 shares of common stock and received net proceeds of $68.9 million. The Company is utilizing these funds to expand its production capacity by constructing additional continuous carbonization lines and for working capital needs and general corporate purposes.

                             ZOLTEK COMPANIES, INC.

--------------------------------------------------------------------------------

12.   DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

      In view of ESBU's operating performance, demands of the unit on the Company's finite managerial resources and the perceived opportunities in the carbon fibers operations, the Company's Board of Directors authorized in August 1995 the disposition of the Company's equipment and services business unit. Revenues from the equipment and services business unit were $760,000 and $5,848,000 in fiscal 1996 and 1995, respectively.

      On August 31, 1995, the Company sold the valves, pumps and repair and fluid-sealing product lines for aggregate consideration of approximately $2.5 million (consisting of $1.7 million cash, $581,000 of debt assumption and a note receivable for $200,000). The sale resulted in an after-tax gain of approximately $230,000 for financial statement reporting purposes which was recorded in the fourth quarter of fiscal 1995. The Company sold the unit's remaining product line, flexible graphite products, on June 30, 1996 in consideration of a note receivable for $206,000, which approximated the net book value of such assets.

13.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (amounts in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR 1997                                         1ST QUARTER       2ND QUARTER       3RD QUARTER     4TH QUARTER
------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $22,026           $22,857           $22,945         $22,800
Gross profit                                                 5,589             6,630             6,886           7,309
Net income                                                   2,528             3,130             3,253           3,917

Net income per common and common equivalent share:
    Net income                                             $  0.16           $  0.19           $  0.19         $  0.24

FISCAL YEAR 1996                                         1ST QUARTER       2ND QUARTER       3RD QUARTER     4TH QUARTER
------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $ 9,352           $18,863           $18,999         $21,743
Gross profit                                                 2,652             4,397             5,097           7,039
Net income                                                     951             1,240             1,601           2,418

Net income per common and common equivalent share:
    Net income                                             $  0.08           $  0.09           $  0.12         $  0.16

---------------
Note: Quarterly earnings have been adjusted to reflect the 2-for-1 stock split effective June 17, 1996 (Note 9).

                             ZOLTEK COMPANIES, INC.

--------------------------------------------------------------------------------

14.   SEGMENT INFORMATION  (amounts in thousands)
----------------------------------------------------------------------------------------
                                                       TWELVE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------
                                                            1997            1996<F*>
                                                          --------          --------
Net sales
      Carbon fibers                                       $ 23,209          $ 20,036
      Acrylic fibers and other products                     67,419            48,921
                                                          --------          --------
                                                          $ 90,628          $ 68,957
                                                          ========          ========

Gross margin
      Carbon fibers                                       $  9,118          $  8,005
      Acrylic fibers and other products                     17,296            11,180
                                                          --------          --------
                                                          $ 26,414          $ 19,185
                                                          ========          ========

Total assets
      Carbon fibers                                       $ 41,827          $ 18,692
      Acrylic fibers and other products                     38,145            41,416
      General corporate                                     59,990            74,552
                                                          --------          --------
                                                          $139,962          $134,660
                                                          ========          ========
Capital expenditures
      Carbon fibers                                       $ 25,292          $  3,316
      Acrylic fibers and other products                      1,297             1,818
                                                          --------          --------
                                                          $ 26,589          $  5,134
                                                          ========          ========
Depreciation and amortization expense
      Carbon fibers                                       $  1,386          $  1,133
      Acrylic fibers and other products                      1,251             1,715
                                                          --------          --------
                                                          $  2,637          $  2,848
                                                          ========          ========


---------------
<F*> Information for Zoltek Rt.
     is from the date of acquisition,
     December 8, 1995, to September 30, 1996

Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      ---------------------------------------------------------------
            Financial Disclosure
            --------------------

            Not Applicable.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
-------     --------------------------------------------------

            The information set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 11.    Executive Compensation
-------     ----------------------

            The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
-------     --------------------------------------------------------------

            The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions
-------     ----------------------------------------------

            The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by this reference.


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------     ----------------------------------------------------------------

            (a)(1) Financial statements: The following financial statements are included in Item 8 of this report:

            Consolidated Balance Sheet as of September 30, 1997
            and 1996

            Consolidated Statement of Income for the years ended
            September 30, 1997, 1996 and 1995

            Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995

            Consolidated Statement of Cash Flows for the years ended September 30, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements

            Report of Independent Accountants

            (2) The following financial statement schedule and independent accountant's report thereon are included in Part IV of this report:

                                                                Page
                                                                ----
Report of Independent Public Accountants on
   Financial Statement Schedule                                   40

12-09 Valuation and Qualifying Accounts and Reserves              41

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

       4.1 Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

      10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit 10.7 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

      10.2 Zoltek Companies, Inc. Long Term Incentive Plan, filed as Appendix B to Registrant's definitive proxy statement for the 1997
            Annual Meeting of Shareholders is incorporated herein by this reference

      10.3 Zoltek Companies, Inc. Directors Stock Option Plan, filed as Appendix A to Registrant's definitive proxy statement for the 1995 Annual Meeting of Shareholders is incorporated herein by this reference

      10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation, filed as
            Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference

      10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as
            Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference. (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

      10.6 Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference. (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

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

      23    Consent of Price Waterhouse LLP is filed herewith.

      27    Financial Data Schedule is filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ZOLTEK COMPANIES, INC.
                                    (Registrant)


                              By/s/ Zsolt Rumy
                                -----------------------------------------------
                                Zsolt Rumy, Chairman of the Board, President
                                and Chief Executive Officer
Date: December 30, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                           Date
---------                           -----                                           ----

/s/ Zsolt Rumy                      Chairman, Chief Executive Officer               December 30, 1997
---------------------------------   and Director
Zsolt Rumy


/s/ Daniel D. Greenwell             Chief Financial Officer                         December 30, 1997
---------------------------------   and Corporate Secretary
Daniel D. Greenwell


/s/ Linn Bealke                     Director                                        December 30, 1997
---------------------------------
Linn Bealke


/s/ James W. Betts                  Director                                        December 30, 1997
---------------------------------
James W. Betts


/s/ Charles A. Dill                 Director                                        December 30, 1997
---------------------------------
Charles A. Dill


/s/ James Dorr                      Director                                        December 30, 1997
---------------------------------
James Dorr


/s/ John L. Kardos                  Director                                        December 30, 1997
---------------------------------
John L. Kardos

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Zoltek Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated November 14, 1997, appearing in the 1997 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PRICE WATERHOUSE LLP

Price Waterhouse LLP
St. Louis, Missouri
November 14, 1997

                                        FOR THE YEAR ENDED SEPTEMBER 30, 1997

                              Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                (Amounts in thousands)
Column A                                 Column B                  Column C                  Column D       Column E
--------                                 --------        ------------------------------      --------       --------
                                                                   Additions
                                                         ------------------------------
                                        Balance at       Charged to        Charged to                      Balance at
                                        beginning        costs and       other accounts     Deductions         end
                                        of period         expenses          describe         describe       of period
                                        ---------         --------          --------         --------       ---------
RESERVE FOR DOUBTFUL ACCOUNTS              $72              $259              $                $               $331
                                           ===              ====              ====             ====            ====


                                          ---------------------------------


                                        FOR THE YEAR ENDED SEPTEMBER 30, 1996

                              Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                (Amounts in thousands)

Column A                                 Column B                  Column C                  Column D       Column E
--------                                 --------        ------------------------------      --------       --------
                                                                   Additions
                                                         ------------------------------
                                        Balance at       Charged to        Charged to                      Balance at
                                        beginning        costs and       other accounts     Deductions         end
                                        of period         expenses          describe         describe       of period
                                        ---------         --------          --------         --------       ---------
RESERVE FOR DOUBTFUL ACCOUNTS              $28              $ 41              $121<F1>         $118<F2>        $ 72
                                           ===              ====              ====             ====            ====

---------------
<F1> Acquisition of Zoltek Rt.
<F2> Write-off of uncollectible receivable, net of recovery.


                                          ---------------------------------


                                        FOR THE YEAR ENDED SEPTEMBER 30, 1995

                              Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                (Amounts in thousands)

Column A                                 Column B                  Column C                  Column D       Column E
--------                                 --------        ------------------------------      --------       --------
                                                                   Additions
                                                         ------------------------------
                                        Balance at       Charged to        Charged to                      Balance at
                                        beginning        costs and       other accounts     Deductions         end
                                        of period         expenses          describe         describe       of period
                                        ---------         --------          --------         --------       ---------
RESERVE FOR DOUBTFUL ACCOUNTS              $20              $ 12              $                $  4<F1>        $ 28
                                           ===              ====              ====             ====            ====

---------------
<F1> Write-off of uncollectible receivable.

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

    2.5        Sales Agreement, dated September 22, 1995, by and between Zoltek Corporation and
               Bank of Hungarian Savings Cooperatives, Ltd.<F*>

    2.6        Agreement on Sale of Shares, dated September 12, 1995, by and between Zoltek
               Corporation and Allami Fejlesztesi Intezet<F*>

    2.7        Agreement on Sale of Shares Issued By Magyar Viscosa Rt., by and between Zoltek
               Corporation and Inter-Europa Bank Rt.<F*>

    2.8        Agreement on Sale of Loan Receivables by and between Zoltek Corporation and Bank of Inter-Europa Bank Rt.<F*>

    2.9        Agreement on Sale of Loan Receivables and Shares, dated as of September 12, 1995 by and between Zoltek Corporation and Creditanstalt Rt.<F*>

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


---------------
<F*> Incorporated herein by reference


                                           EXHIBIT INDEX
                                           -------------

Exhibit No.    Description
-----------    -----------
    10.4       Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc.
               and Metlife Capital Corporation<F*>

    10.5       Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited.<F*> (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

    10.6       Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek
               Companies, Inc. and The B.F. Goodrich Company.<F*> (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

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

    21         Subsidiaries of the Registrant<F*>

    23         Consent of Price Waterhouse LLP

    27         Financial Data Schedule



---------------
<F*> Incorporated herein by reference