Form 10-Q
period 1997-12-31
ZOLTEK COMPANIES INC
filed 1998-02-13
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC   20549


                               -------------

                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                            -------------------




For the quarter ended December 31, 1997         Commission File No. 0-20600
                      -----------------                             -------



                           ZOLTEK COMPANIES, INC.
                           ----------------------
            (Exact name of registrant as specified in its charter)

        Missouri                                                  43-1311101
        --------                                                  ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

3101 McKelvey Road, St. Louis, Missouri                                63044
---------------------------------------                                -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (314) 291-5110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No
                                                   ----    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 13, 1998 16,216,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                                                 ZOLTEK COMPANIES, INC.

                                               CONSOLIDATED BALANCE SHEET
                                               --------------------------
                                (Amounts in thousands, except share and per share amounts)

                                                                                          (Unaudited)
                                                                                          DECEMBER 31,        SEPTEMBER 30,
                                                                                              1997                1997
                                                                                          ------------        -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                             $  9,767             $ 41,148
     Marketable securities                                                                   42,572               18,302
     Accounts receivable, less allowance for doubtful accounts of $300 and
       $331, respectively                                                                    11,882               14,163
     Inventories                                                                             16,254               12,487
     Prepaid expenses                                                                           676                  402
     Other receivables                                                                        1,315                1,636
                                                                                           --------             --------
            Total current assets                                                             82,466               88,138
Property and equipment, net                                                                  56,703               51,382
Other assets                                                                                    424                  442
                                                                                           --------             --------
            Total assets                                                                   $139,593             $139,962
                                                                                           ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term notes payable                                                              $  1,853             $  1,853
     Current maturities of long-term debt                                                       907                  907
     Trade accounts payable                                                                   8,229               10,599
     Accrued expenses and other liabilities                                                   4,346                5,099
     Income taxes payable                                                                       807                  124
                                                                                           --------             --------
            Total current liabilities                                                        16,142               18,582
Other long-term liabilities                                                                     294                  243
Long-term debt, less current maturities                                                       4,091                4,295
Deferred income taxes                                                                           997                1,006
                                                                                           --------             --------
                                                                                             21,524               24,126
                                                                                           --------             --------
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding                                                           --                   --
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,216,338 shares issued and outstanding                                                 162                  162
     Additional paid-in capital                                                              99,954               99,954
     Cumulative translation adjustment                                                       (9,540)              (8,512)
     Retained earnings                                                                       27,493               24,232
                                                                                           --------             --------
                                                                                            118,069              115,836
                                                                                           --------             --------
            Total liabilities and shareholders' equity                                     $139,593             $139,962
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



                                               ZOLTEK COMPANIES, INC.

                                         CONSOLIDATED STATEMENT OF INCOME
                                         --------------------------------
                                   (Amounts in thousands, except per share data)
                                                    (Unaudited)

                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                     1997             1996
                                                                                     ----             ----
Net sales                                                                           $22,224          $22,026
Cost of sales                                                                        15,749           16,437
                                                                                    -------          -------
         Gross profit                                                                 6,475            5,589
Selling, general and administrative expenses                                          3,071            2,957
                                                                                    -------          -------
Operating income                                                                      3,404            2,632
Other income (expense):
         Interest expense                                                              (109)            (233)
         Interest income                                                                843            1,004
         Other, net                                                                     (75)             (20)
                                                                                    -------          -------
Income before income taxes                                                            4,063            3,383
Provision for income taxes                                                              802              855
                                                                                    -------          -------
         Net income                                                                 $ 3,261          $ 2,528
                                                                                    =======          =======

Net income per share:
         Diluted net income per share                                               $   .20          $   .15
         Basic net income per share                                                     .20              .16
Weighted average common and common equivalent shares outstanding - diluted           16,552           16,529
Weighted average common shares outstanding - basic                                   16,216           16,210




           The accompanying notes are an integral part of the consolidated financial statements.


                                                  ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------
                                                 (Amounts in thousands)
                                                      (Unaudited)

                                                                                             THREE MONTHS ENDED DECMEBER 31,
                                                                                             -------------------------------
                                                                                                 1997              1996
                                                                                                 ----              ----
Cash flows from operating activities:
      Net income                                                                               $  3,261          $ 2,528
      Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                               659              669
        Unrealized foreign exchange gain                                                            (41)              --
        Other, net                                                                                   16               22
      Changes in assets and liabilities:
             Decrease in accounts receivable                                                      2,118            1,065
             (Increase) decrease in other receivables                                               253             (698)
             Increase in inventories                                                             (4,122)          (1,044)
             Increase in prepaid expenses                                                          (275)            (340)
             Decrease in trade accounts payable                                                  (2,152)            (281)
             Increase (decrease) in accrued expenses and other liabilities                         (649)             171
             Increase in income taxes payable                                                       683              515
             Increase (decrease) in other long-term liabilities                                      45             (509)
                                                                                               --------          -------
        Total adjustments                                                                        (3,465)            (430)
                                                                                               --------          -------
   Net cash provided (used) by operating activities                                                (204)           2,098
                                                                                               --------          -------

   Cash flows from investing activities:
        Payments for purchase of property and equipment                                          (6,653)          (1,130)
        Purchase of marketable securities                                                       (24,270)              --
                                                                                               --------          -------
   Net cash used by investing activities                                                        (30,923)          (1,130)
                                                                                               --------          -------

   Cash flows from financing activities:
        Proceeds from issuance of notes payable                                                      --            2,574
        Decrease in notes receivable                                                                  13             101
        Repayment of notes payable                                                                 (204)          (2,514)
                                                                                               --------          -------
   Net cash provided (used) by financing activities                                                (191)             161
                                                                                               --------          -------
   Effect of exchange rate changes on cash                                                          (63)             (61)
                                                                                               --------          -------
   Net increase (decrease) in cash and cash equivalents                                         (31,381)           1,068
   Cash and cash equivalents at beginning of period                                              41,148           75,447
                                                                                               --------          -------
   Cash and cash equivalents at end of period                                                  $  9,767          $76,515
                                                                                               ========          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                                    $     42          $   267
   Income taxes                                                                                     119              349





                 The accompanying notes are an integral part of the consolidated financial statements.


                       ZOLTEK COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------


1.     UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1997 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1997. Certain reclassifications have been made to conform prior years' data to the current presentation. The results for the quarter ended December 31, 1997 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998.


2.     PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek") and Zoltek Rt. (formerly known as Zoltek Magyar Viscosa Rt.). Zoltek is an applied technology and materials company primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. Zoltek Rt. manufactures and markets acrylic and nylon products and fibers to the textile industry and has begun to supply acrylic fiber precursor to the Company's carbon fiber manufacturing operations.

Zoltek Rt.'s consolidated balance sheet was translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the balance sheet date, while its consolidated statement of operations was translated using the average exchange rates in effect during the period. Adjustments resulting from foreign currency transactions are recognized in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.



3.     CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $7 million and $40 million at December 31, 1997 and September 30, 1997, respectively.


4.     INVENTORIES


           Inventories consist of the following:

                                                             DECEMBER 31,              SEPTEMBER 30,
                                                                 1997                      1997
                                                             ------------              -------------
                                                                     (Amounts in thousands)
        Raw materials                                          $ 6,449                   $ 5,886
        Work-in-process                                          1,373                     1,008
        Finished goods                                           7,998                     5,076
        Supplies, spares and other                                 434                       517
                                                               -------                   -------
                                                               $16,254                   $12,487
                                                               =======                   =======


5.     PROPERTY AND EQUIPMENT


        Property and equipment consist of the following:

                                                                  DECEMBER 31,               SEPTEMBER 30,
                                                                      1997                        1997
                                                                  ------------               -------------
                                                                          (Amounts in thousands)
        Land                                                        $ 1,142                    $ 1,176
        Buildings and improvements                                   22,330                     22,467
        Machinery and equipment                                      39,205                     33,591
        Furniture and fixtures                                        3,755                      3,315
                                                                    -------                    -------
                                                                     66,432                     60,549
        Less:  accumulated depreciation                              (9,729)                    (9,167)
                                                                    -------                    -------
                                                                    $56,703                    $51,382
                                                                    =======                    =======



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
The Company has achieved substantial growth in its carbon fibers business from fiscal 1992 to fiscal 1997. The Company's sales of carbon fibers grew from $3.0 million to $23.2 million during this period. Most of the sales were for specialty applications, however, the Company believes that the market for its low-cost carbon fibers for broader applications presents its greatest opportunities. The Company is in the middle of a strategic expansion plan to capitalize on the growth potential for low-cost carbon fibers.

The Company started its current strategic expansion program in fiscal 1996. To support the Company's growth strategy, it completed a secondary stock offering in September 1996. The Company sold 2.3 million shares of Common Stock and received net proceeds of $68.9 million. The Company is utilizing the net proceeds, together with internally generated funds, to finance the planned expansions of its carbon fibers manufacturing capacity, from its year-end 1996 annual rated capacity of approximately 3.5 million pounds up to
19.5 million pounds by the end of fiscal 1998. The Company's strategic plan calls for further increases in annual rated capacity to an aggregate of 40 million pounds in the United States and Hungary over the next four to five years. The Company has developed a standardized continuous carbonization line design to optimize the technical process capabilities, reduce equipment cost and shorten lead time for future expansion between the decision to add capacity and when lines become operational.

During the fourth quarter of fiscal 1997 the Company completed construction of five continuous carbon fiber lines, each with an annual rated capacity of
1.0 million pounds. The Company has begun operation of the new continuous carbonization lines at its Abilene, Texas facility (three lines) and Zoltek
Rt. facilities (two lines).   The Company is in a period of process
verification, product characterization and customer qualification relative to the new carbon fiber capacity additions that began startup operations at the end of fiscal 1997. The Company expects that its new carbon fiber production lines will be functioning at operational capacity and current customers will complete their process verification, product characterization and testing during the second half of fiscal 1998. While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company plans to further expand its rated capacity to meet the indicated and forecasted demand for its carbon fiber products.

In November 1995, the Company completed a secondary public offering of 4.2 million shares of Common Stock and received net proceeds of $26.3 million. The Company used much of the proceeds of the offering to acquire substantially all of the shares of Zoltek Rt. (formerly Magyar Viscosa Rt.) for $17.8 million in December 1995 and to provide working capital to enhance Zoltek Rt.'s operations. The Zoltek Rt. acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. Zoltek Rt. manufactures textile-type acrylic fibers, which can be used as the raw material for the manufacturing of carbon fibers, as well as nylon and other industrial products. This acquisition enabled the Company to secure access to the technology underlying the production of acrylic fiber raw material. Zoltek Rt. has begun to supply limited amounts of acrylic fiber used as carbon fiber precursor for the Company's new carbon fiber production facilities.

The recent major additions to the Company's carbon fibers manufacturing capacity (5.0 million pounds of rated capacity annually, completed in late fiscal 1997) currently are having little impact on sales. Carbon fiber sales for the first three months of fiscal 1998 were $5.1 million compared to $5.3 million for the first three months of fiscal 1997. The Company anticipates increases in sales and earnings from the new carbon fiber lines at both the U.S. and Hungarian locations beginning in the second half of fiscal 1998.


RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED
-------------------------------------------------------------------
DECEMBER 31, 1996
-----------------

The Company's sales increased 1% to $22.2 million for the first three months of fiscal 1998 from $22.0 million for the first three months of fiscal 1997 with the net sales from both the U.S. and Hungarian operations remaining relatively constant. The recent major additions to the Company's carbon fibers manufacturing capacity currently are having little impact on sales. The Company is now in a period of process verification, production characterization, and customer qualification relative to the five new continuous carbonization lines that began startup operations at the end of fiscal 1997. During the first quarter of fiscal 1998, the acrylic fibers and other industrial products operations at Zoltek Rt. were producing at near capacity and future sales increases are dependent on additional market penetration and production efficiency gains. The Company anticipates increases in sales and earnings from the new carbon fiber lines at both the U.S. and Hungarian locations beginning in the second half of fiscal 1998.

Gross profit increased 15.9% to $6.5 million in the first three months of fiscal 1998 from $5.6 million in the first three months of fiscal 1997. Increased gross profit resulted from an increase of $1.1 million, or 30.1%, in acrylic and other products sold by Zoltek Rt. which was offset by a slight decrease of $0.2 million in carbon fiber gross profit for the first quarter of fiscal 1998. The Company's overall gross margin improved to 29.1% of sales for the first three months of fiscal 1998 compared to 25.4% of sales for the first three months of fiscal 1997. The gross margin of acrylic fibers and other products increased to 26.5% of sales for the first three months of fiscal 1997 compared to 20.9% of sales for the first three months of fiscal 1998. This increase in gross margin from acrylic and other products was primarily attributable to continued improvements in productivity, sales and product realignment. The slight decrease in carbon fiber gross margin was due to product mix changes. Even though the gross margins contributed by the acrylic and other products which are produced at Zoltek Rt. continued to improve, these product lines have historically generated lower gross margins than the Company's carbon fiber business.

Selling, general and administrative expenses increased $0.1 million (or approximately 3.9%) from $3.0 million in the first three months of fiscal 1997 to $3.1 million in the first three months of fiscal 1998. This increase was primarily attributable to general price escalations, particularly labor. The components of selling, general and administrative expenses remained relatively constant.

Interest expense was $0.1 million for the first three months of fiscal 1998 compared to $0.2 million for the first three months of fiscal 1997. This decrease was due principally to the repayment of bank debt at Zoltek Rt. Interest income was $0.8 million for the first three months of fiscal 1998 compared to $1.0 million in the first three months of fiscal 1997. The decrease in interest income was due to the use of funds to finance the capital expansions during fiscal 1997 and 1998. Capital expenditures totaled $6.7 million in the first three months of fiscal 1998 compared to $1.1 million for the same period in fiscal 1997.

During the first three months of fiscal 1998, the Company reported income tax expense of $0.8 million compared to $0.9 million in the first three months of fiscal 1997. This decrease was due principally to the decreased earnings from investments. The statutory rate for the Zoltek Rt. operation in Hungary is 18%. During the first three months of fiscal 1998 and fiscal 1997, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the first three months of fiscal 1998 and fiscal 1997, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.4 million and $0.2 million, respectively. Additionally, valuation allowance adjustments of $0.4 million and $0.2 million for the first three months of 1998 and 1997, respectively, were recognized as reduction of income tax expense.

The foregoing resulted in an increase in net income of 29.0% to $3.3 million for the first three months of fiscal 1998 compared to $2.5 million for the first three months of fiscal 1997. Similarly, the Company reported net income per share of $0.20 and $0.15 on a diluted basis for the first three months of fiscal 1998 and fiscal 1997, respectively. The weighted average common and common equivalent shares outstanding remained relatively constant at 16.5 million between the two periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company's financial position remains strong and sufficient to support the execution of its strategic expansion plans. At December 31, 1997, the Company reported working capital of $66.3 million compared to working capital of $69.6 million at September 30, 1997. The decrease in working capital from September 30, 1997 to December 31, 1997 was due primarily to the use of proceeds from liquidation of temporary investments of $6.7 million to finance capital expenditures for further expansion of the carbon fiber production capacity.

Marketable securities at December 31, 1997 amounted to $42.6 million compared to $18.3 million at September 30, 1997. The marketable securities primarily included U.S. Treasury and Government Agency Notes. The increase in marketable securities resulted from the reinvestment of the proceeds from matured securities previously classified as cash equivalents.

Other receivables of $1.3 million consisted primarily of VAT and import duty refunds due Zoltek Rt. from the Hungarian taxing authorities. Other long-term liabilities are related to various supply agreements between Zoltek Rt. and its vendors.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, the expansion of the Company's carbon fibers production capacity and the acquisition of Zoltek Rt. In the first three months of fiscal 1998, the Company made capital expenditures of $6.7 million compared to $1.1 million for the same period in fiscal 1997. Capital expenditures for the fiscal year ended September 30, 1997 totaled $26.6 million. These expenditures were financed principally with cash from the secondary offering in September 1996 and from cash generated from operations.

The Company believes that identified and forecasted customer demand for carbon fibers products will require additional substantial increases in capacity. In June 1997, the Company acquired a 100,000 square foot newly constructed building and 11 acres in Abilene, Texas for its planned capacity expansion. The Company plans on acquiring an additional 39 acres in fiscal 1998 at the Abilene facility. The Company completed construction (in both the US and Hungary) of five continuous carbonization lines in the fourth quarter of fiscal 1997 and currently plans to construct up to 11 additional lines during fiscal 1998. The additional continuous carbonization lines planned for construction in fiscal 1998 are currently anticipated to require capital expenditures of approximately $50 million and will be funded with cash and cash equivalents and marketable securities on hand, together with internally generated funds and, possibly, borrowings.

The Company maintains several credit commitments from its lead bank, Southwest Bank of St. Louis, which would allow the Company to borrow up to approximately $10 million. However, the Company has no plans to borrow under these commitments in the immediate future. The Company currently has outstanding a term loan with a principal balance of $1.1 million that matures in 1999. The Company expects to repay this loan during fiscal 1998 to reduce interest expense.

In connection with the purchase of the Abilene facility, the Company obtained a $1.8 million short-term non-interest bearing loan through the city of Abilene. The Company is currently in the process of refinancing this short-term loan with a non-interest bearing term loan due in approximately 10 years.

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

At the date of acquisition of Zoltek Rt., liabilities related to a governmental grant received by Zoltek Rt. to finance salary payments prior to the acquisition, but subject to repayment by the Company under certain conditions relative to employment levels, and other additional costs related to the acquired operations were recorded. In January 1998, Zoltek Rt. received notification from the Hungarian Labor Office that the labor grant would not have to be repaid. Unused accrued liabilities for the wage grant, established under purchase accounting, will be allocated to reduce property and equipment.

NEW ACCOUNTING STANDARD
-----------------------

The following recently issued accounting standards will be applicable to the Company for its fiscal year ending September 30, 1998:

SFAS 128, "Earning Per Share," which is effective with the Company's first quarter of 1998. Under SFAS 128, the Company has presented two earnings per share amounts. Basic earnings per share is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted earnings per share include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. SFAS 128 does not and is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

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

                                               ZOLTEK COMPANIES, INC.


                                               SEGMENT INFORMATION
                                              (Amounts in thousands)
                                                   (Unaudited)


                                                                               THREE MONTHS ENDED DECMBERr 31,
                                                                               -------------------------------
                                                                                 1997                 1996
                                                                                 ----                 ----
Net sales
     Carbon fibers                                                             $  5,050             $  5,286
     Acrylic fibers and other products                                           17,174               16,740
                                                                               --------             --------
                                                                               $ 22,224             $ 22,026
                                                                               ========             ========
Gross profit
     Carbon fibers                                                             $  1,917             $  2,086
     Acrylic fibers and other products                                            4,558                3,503
                                                                               --------             --------
                                                                               $  6,475             $  5,589
                                                                               ========             ========

Total assets
     Carbon fibers                                                             $ 50,253             $ 19,276
     Acrylic fibers and other products                                           38,222               41,413
     General corporate                                                           51,118               74,758
                                                                               --------             --------
                                                                               $139,593             $135,447
                                                                               ========             ========

Capital expenditures
     Carbon fibers                                                             $  5,910             $    762
     Acrylic fibers and other products                                              743                  368
                                                                               --------             --------
                                                                               $  6,653             $  1,130
                                                                               ========             ========


Depreciation and amortization expense
     Carbon fibers                                                             $    348             $    342
     Acrylic fibers and other products                                              311                  327
                                                                               --------             --------
                                                                               $    659             $    669
                                                                               ========             ========

                            ZOLTEK COMPANIES, INC.


PART II.   OTHER INFORMATION

           Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

                    (a)   Exhibits:

                          27   Financial Data Schedule

                    (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended December 31, 1998.




                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Zoltek Companies, Inc.
                                               (Registrant)



Date:  February 13, 1998             By:    /s/ DANIEL D. GREENWELL
       -----------------                -------------------------------
                                             Daniel D. Greenwell
                                           Chief Financial Officer