Form 10-Q
period 1998-03-31
ZOLTEK COMPANIES INC
filed 1998-05-15
CIK 890923

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC   20549


                              ------------------


                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                              ------------------



For the quarter ended March 31, 1998            Commission File No. 0-20600
                      --------------                                -------

                            ZOLTEK COMPANIES, INC.
                            ----------------------
           (Exact name of registrant as specified in its charter)

           Missouri                                               43-1311101
           --------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

3101 McKelvey Road, St. Louis, Missouri                                63044
----------------------------------------                               -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (314) 291-5110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X   No
                                                           ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 14, 1998, 16,216,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                                 ZOLTEK COMPANIES, INC.

                                               CONSOLIDATED BALANCE SHEET
                                               --------------------------
                               (Amounts in thousands, except share and per share amounts)
                                                                                  MARCH 31,             SEPTEMBER 30,
                                                                                    1998                    1997
                                                                                -----------             -------------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 17,619                $ 41,148
   Marketable securities                                                            27,052                  18,302
   Accounts receivable, less allowance for doubtful accounts of $291 and
     $331, respectively                                                             14,251                  14,163
   Inventories                                                                      16,693                  12,487
   Prepaid expenses                                                                    563                     402
   Other receivables                                                                 1,037                   1,636
                                                                                  --------                --------
       Total current assets                                                         77,215                  88,138
Property and equipment, net                                                         61,802                  51,382
Other assets                                                                           377                     442
                                                                                  --------                --------
       Total assets                                                               $139,394                $139,962
                                                                                  ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                                       $  1,853                $  1,853
   Current maturities of long-term debt                                                907                     907
   Trade accounts payable                                                            6,660                  10,599
   Accrued expenses and other liabilities                                            3,608                   5,099
   Income taxes payable                                                                607                     124
                                                                                  --------                --------
       Total current liabilities                                                    13,635                  18,582
Other long-term liabilities                                                            282                     243
Long-term debt, less current maturities                                              3,880                   4,295
Deferred income taxes                                                                1,264                   1,006
                                                                                  --------                --------
                                                                                    19,061                  24,126
                                                                                  --------                --------
Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                                     -                       -
   Common stock, $.01 par value, 50,000,000 shares authorized,
     16,216,338 shares issued and outstanding                                          162                     162
   Additional paid-in capital                                                       99,954                  99,954
   Cumulative translation adjustment                                               (10,746)                 (8,512)
   Retained earnings                                                                30,963                  24,232
                                                                                  --------                --------
                                                                                   120,333                 115,836
                                                                                  --------                --------
       Total liabilities and shareholders' equity                                 $139,394                $139,962
                                                                                  ========                ========

                  The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF INCOME
                                            --------------------------------
                                      (Amounts in thousands, except per share data)
                                                       (Unaudited)
                                                                  THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                                                  ----------------------------   --------------------------
                                                                      1998        1997             1998          1997
                                                                      ----        ----             ----          ----
Net sales                                                            $22,566     $22,857          $44,790      $44,883
Cost of sales                                                         15,388      16,227           31,137       32,664
                                                                     -------     -------          -------      -------
   Gross profit                                                        7,178       6,630           13,653       12,219
Selling, general and administrative expenses                           2,780       3,170            5,851        6,127
                                                                     -------     -------          -------      -------
Operating income                                                       4,398       3,460            7,802        6,092
Other income (expense):
   Interest expense                                                     (131)       (324)            (240)        (557)
   Interest income                                                       714         970            1,557        1,974
   Other, net                                                            (65)        (29)            (140)         (49)
                                                                     -------     -------          -------      -------
Income before income taxes                                             4,916       4,077            8,979        7,460
Provision for income taxes                                             1,446         947            2,248        1,802
                                                                     -------     -------          -------      -------
   Net income                                                        $ 3,470     $ 3,130          $ 6,731      $ 5,658
                                                                     =======     =======          =======      =======

Net income per share:
   Basic net income per share                                        $  0.21     $  0.19          $  0.42      $  0.35
   Diluted net income per share                                         0.21        0.19             0.41         0.35

Weighted average common shares outstanding                            16,216      16,210           16,216       16,210
Weighted average common and common equivalent shares outstanding      16,501      16,579           16,530       16,394

                  The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------
                                                 (Amounts in thousands)
                                                       (Unaudited)
                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                        ------------------------------
                                                                                          1998                  1997
                                                                                          ----                  ----
Cash flows from operating activities:
      Net income                                                                        $  6,731              $  5,658
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                     1,327                 1,314
         Unrealized foreign exchange (gain) loss                                              72                  (249)
         Other, net                                                                           26                    49
      Changes in assets and liabilities:
           Increase in accounts receivable                                                  (789)               (2,186)
           Decrease in other receivables                                                     476                   185
           (Increase) decrease in inventories                                             (4,920)                  109
           Increase in prepaid expenses                                                     (164)                 (481)
           Decrease in trade accounts payable                                             (3,616)                 (204)
           Increase (decrease) in accrued expenses and other liabilities                    (792)                  187
           Increase in income taxes payable                                                  483                   765
           Increase (decrease) in other long-term liabilities                                320                  (523)
                                                                                        --------              --------
         Total adjustments                                                                (7,577)               (1,034)
                                                                                        --------              --------
   Net cash provided (used) by operating activities                                        (846)                 4,624
                                                                                        --------              --------

   Cash flows from investing activities:
      Payments for purchase of property and equipment                                    (13,506)               (4,348)
      Purchase of marketable securities                                                   (8,749)              (27,437)
                                                                                        --------              --------
   Net cash provided (used) by investing activities                                      (22,255)              (31,785)
                                                                                        --------              --------

   Cash flows from financing activities:
      Proceeds from issuance of notes payable                                                  -                 3,913
      Increase in notes receivable                                                            51                   112
      Repayment of notes payable                                                            (415)               (7,913)
                                                                                        --------              --------
   Net cash used by financing activities                                                    (364)               (3,888)
                                                                                        --------              --------
   Effect of exchange rate changes on cash                                                   (64)                   17
                                                                                        --------              --------
   Net decrease in cash                                                                  (23,529)              (31,032)
   Cash and cash equivalents at beginning of period                                       41,148                75,447
                                                                                        --------              --------
   Cash and cash equivalents at end of period                                           $ 17,619              $ 44,415
                                                                                        ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                                             $    245              $    441
   Income taxes                                                                            1,476                 1,037


                  The accompanying notes are an integral part of the consolidated financial statements.

                            ZOLTEK COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.    UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1997 Annual Report which includes consolidated financial statements and notes thereto as of and for the fiscal year ended September 30, 1997. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter and six months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998.


2.    PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek"), Zoltek Rt. (formerly known as Zoltek Magyar Viscosa Rt.) and Composite Intermediates Corporation. Zoltek is an applied technology and materials company primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. Zoltek Rt. manufactures and markets carbon fibers, acrylic and nylon products and fibers to the textile industry and has begun to supply acrylic fiber precursor to the Company's carbon fiber manufacturing operations.

Zoltek Rt.'s consolidated balance sheet was translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the balance sheet date, while its consolidated statement of income was translated using the average exchange rates in effect during the period. Adjustments resulting from foreign currency transactions are recognized in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.



3.    CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $16.9 million and $41.4 million at March 31, 1998 and September 30, 1997, respectively.


4.    INVENTORIES

      Inventories consist of the following:

                                                          MARCH 31,             SEPTEMBER 30,
                                                            1998                     1997
                                                          ---------             -------------
                                                               (Amounts in thousands)
            Raw materials                                  $ 5,385                 $ 5,886
            Work-in-process                                  2,399                   1,008
            Finished goods                                   8,366                   5,076
            Supplies, spares and other                         543                     517
                                                           -------                 -------
                                                           $16,693                 $12,487
                                                           =======                 =======

5.    PROPERTY AND EQUIPMENT

            Property and equipment consist of the following:

                                                          MARCH 31,             SEPTEMBER 30,
                                                            1998                     1997
                                                          ---------             -------------
                                                               (Amounts in thousands)
            Land                                           $ 1,104                 $ 1,176
            Buildings and improvements                      22,985                  22,467
            Machinery and equipment                         44,139                  33,591
            Furniture and fixtures                           3,522                   3,315
                                                           -------                 -------
                                                            71,750                  60,549
            Less:  accumulated depreciation                 (9,948)                 (9,167)
                                                           -------                 -------
                                                           $61,802                 $51,382
                                                           =======                 =======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company achieved substantial growth in its carbon fibers business from fiscal 1992 to fiscal 1997. The Company's sales of carbon fibers grew from $3.0 million to $23.2 million during this period. Most of the sales were for specialty applications, however, the Company believes that the market for its low-cost carbon fibers for broader applications presents its greatest opportunities. The Company presently is pursuing a strategic expansion plan to capitalize on the perceived growth potential for low-cost carbon fibers.

The Company began its current strategic expansion program in fiscal 1996.
To support the Company's growth strategy, it completed a secondary stock offering in September 1996. The Company sold 2.3 million shares of Common Stock and received net proceeds of $68.9 million. The Company is utilizing the net proceeds, together with internally generated funds, to finance the planned expansion of its carbon fibers manufacturing capacity, from its year-end 1996 annual rated capacity of approximately 3.5 million pounds to
19.5 million pounds by the end of calendar 1998. The Company's strategic plan calls for further increases in annual rated capacity to an aggregate of 40 million pounds in the United States and Hungary over the next two to three years. The Company has developed a standardized continuous carbonization line design to optimize the technical process capabilities, reduce equipment cost and shorten lead time for future expansion between the decision to add capacity and when lines become operational.

During the fourth quarter of fiscal 1997, the Company completed construction of five continuous carbon fiber lines, each with an annual rated capacity of
1.0 million pounds. The Company has begun operation of the new continuous carbonization lines at its Abilene, Texas facility (three lines) and Zoltek Rt. facilities (two lines). The Company is in a period of process verification, product characterization and customer qualification relative to the new carbon fiber capacity additions that began startup operations at the end of fiscal 1997. The Company expects that its new carbon fiber production lines will be functioning at operational capacity and current customers will complete their process verification, product characterization and testing during the second half of fiscal 1998. While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company plans to further expand its rated capacity to meet the indicated and forecasted demand for its carbon fiber products.

The recent major additions to the Company's carbon fibers manufacturing capacity (5.0 million pounds of rated capacity annually, completed in late fiscal 1997) currently are having little impact on sales. Carbon fiber sales for the first six months of fiscal 1998 were $11.3 million compared to $11.0 million for the first six months of fiscal 1997. The Company anticipates increases in sales and earnings from the new carbon fiber lines at both the U.S. and Hungarian locations beginning in the second half of fiscal 1998.

As part of its strategic plan, the Company is pursuing various initiatives to facilitate development of product and process applications to increase demand for low-cost carbon fiber, including possible acquisitions of selected technology for the enhancement of its operations and to lead the commercialization of selected large-scale carbon fiber composites.

RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997
-------------------------------------------------------------------------------

The Company's net sales decreased slightly (by 1.3%) to $22.6 million for the second quarter of fiscal 1998 from $22.9 million for the second quarter of fiscal 1997. Net sales from carbon fibers increased by 10.2% for the second quarter of 1998 compared to the second quarter of 1997 due to sales from the new carbon fiber lines construction of which was completed during the fourth quarter of 1997. Growth in carbon fiber sales during the second quarter of fiscal 1998 was adversely affected by activities of customers which serve markets in the Far East. The sales increase in carbon fibers was offset by a 5.1% decrease in net sales of acrylic and other products in the second quarter of 1998 compared to the second quarter of 1997 due to the timing of shipments. The Company does not believe such decrease evidences a reduction in demand for these products. The Company is currently experiencing a transition period in which recent major additions to carbon fibers capacity are having little impact on sales. This is because the Company is now in a period of process verification, production characterization, and customer qualification relative to the five new continuous carbonization lines which began operation at the end of the 1997 fiscal year. Although this process has taken longer than the Company originally anticipated, this is expected to be only a temporary delay until significant sales from the new continuous carbonization facilities are generated. The previously installed facilities for carbon fiber production are operating at practical capacity and future additional sales are dependent on the new facilities. The textile operations at Zoltek Rt. are also producing near capacity and significant future sales increases are again dependent on the new carbon fiber operations. As a result, the Company anticipates increases to sales and earnings from the new lines in both the U.S. and Hungarian operations beginning in the second half of this fiscal year and succeeding years.

Gross profit increased 8.3% to $7.2 million in the second quarter of fiscal 1998 from $6.6 million in the second quarter of fiscal 1997. Increased gross profit resulted from an increase of $0.3 million, or 12.5%, in carbon fiber gross profit for the second quarter of fiscal 1998 and an increase of $0.3 million, or 6.2%, in acrylic and other products gross profit generated by Zoltek Rt. in the second quarter of fiscal 1998. The Company's overall gross margin improved to 31.8% of sales for the second quarter of fiscal 1998 compared to 29.0% of sales for the second quarter of fiscal 1997. Carbon fiber gross margin percentage remained relatively constant at 39.0% of sales in the second quarter 1998 compared to 38.2% of sales in the second quarter of 1997, which is consistent with past margins. The gross margin percentage of acrylic fibers and other products increased to 29.0% of sales for the second quarter of fiscal 1998 compared to 26.0% of sales for the second quarter of fiscal 1997. This increase in gross margin from acrylic and other products was primarily attributable to continued improvements in productivity, sales and product realignment. Even though the acrylic and other products gross margin have continued to improve, they historically have generated lower gross margins than the carbon fiber business.

Selling, general and administrative expenses decreased $0.4 million (or approximately 12.3%) from $3.2 million in the second quarter of fiscal 1997 to $2.8 million in the second quarter of fiscal 1998. This decrease was principally attributable to a reduction in market promotion costs, a slight change in certain employee benefits at Zoltek Rt. and a temporary decrease in costs due to the timing of certain expenses. The components of selling, general and administrative expenses have remained relatively constant.

Interest expense was $0.1 million for the second quarter of fiscal 1998 compared to $0.3 million for the second quarter of fiscal 1997. This decrease was due primarily to the repayment of bank debt at Zoltek Rt. in fiscal 1997. Interest income was $0.7 million for the second quarter of fiscal 1998 compared to $1.0 million in the second quarter of fiscal 1997. The decrease in interest income was due to the use of cash and cash equivalents and marketable securities to finance the capital expansions during fiscal 1997 and the first half of fiscal 1998 that have amounted to approximately $40.1 million. These capital expenditures were financed by both internally generated cash and funds derived from the Company's equity financings.

During the second quarter of fiscal 1998, the Company reported income tax expense of $1.4 million compared to $0.9 million in the second quarter of fiscal 1997. This increase was due principally to recognition of income tax expense on a portion of Zoltek Rt.'s earnings during the second quarter of fiscal 1998 and the increased earnings from U.S. carbon fiber sales. The effective tax rate remained relatively constant between the quarters for the U.S. operations. The statutory rate for the Zoltek Rt. operation in Hungary is 18%. During a portion of the second quarter of fiscal 1998 and all of fiscal 1997, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the second quarter of fiscal 1998 and fiscal 1997, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.1 million and $0.3 million, respectively. Additionally, valuation allowance adjustments of $0.1 million and $0.3 million for the second quarter of fiscal 1998 and 1997, respectively, were recognized as a reduction of income tax expense. At March 31, 1998, Zoltek Rt. had utilized all net operating loss carryforwards.

The foregoing resulted in an increase in net income of 10.9% to $3.5 million for the second quarter of fiscal 1998 compared to $3.1 million for the second quarter of fiscal 1997. Similarly, the Company reported net income per share of $0.21 and $0.19 on a fully diluted basis for the second quarter of fiscal 1998 and fiscal 1997, respectively. The weighted average common and common equivalent shares outstanding remained relatively constant at 16.5 million for the second quarter of 1998 compared to 16.6 million for the second quarter of 1997.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------------------

The Company's net sales remained relatively constant for both periods at $44.8 million for the six months ended March 31, 1998 compared to $44.9 million for the six months ended March 31, 1997. Zoltek's carbon fiber business increased sales by 3.1% to $11.3 million for the first six months of fiscal 1998 compared to $11.0 million for the first six months of fiscal 1997 due to sales from the new carbon fiber lines construction of which was completed during the fourth quarter of fiscal 1997. Growth in carbon fiber sales during the six months ended March 31, 1998, were adversely affected by activities of customers which serve markets in the Far East. As discussed above, the Company is currently experiencing a transition period in which recent major additions to capacity are having little impact on sales. Zoltek Rt.'s acrylic and other products sales decreased 1.3% to $33.5 million for the six months ended March 31, 1998 compared to $33.9 million for the six months ended March 31, 1997. Zoltek Rt.'s decrease in sales was due to a temporary timing difference of sales and the Company does not believe it evidences reduced demand for its products. All of Zoltek Rt.'s sales were into markets Zoltek Rt. historically had served prior to the acquisition.

Gross profit increased 11.7% to $13.7 million for the six months ended March 31, 1998 from $12.2 million for the six months ended March 31, 1997.
Zoltek's carbon fiber business gross profit increased of 2.4% to $4.4 million for the six months ended March 31, 1998 from $4.3 million for the six months ended March 31, 1997. Zoltek Rt.'s acrylic and other products business gross profit increased 16.7% to $9.3 million for the six months ended March 31, 1998 from $8.0 million for the six months ended March 31, 1997. This increase at Zoltek Rt. resulted from improved operating efficiencies. The Company's overall gross margin percentage was 30.5% for the six months ended March 31, 1998 compared to 27.2% for the six months ended March 31, 1997. Zoltek Rt.'s gross profit margin percentage was 27.8% for the six months ended March 31, 1998 compared to 23.5% for the comparable period in 1997.
The gross margin percentage of Zoltek's carbon fibers business remained constant at approximately 39% for the six-month periods ended March 31, 1998
and 1997, respectively.   Historically, Zoltek Rt.'s traditional business of
acrylic fibers and industrial products has generated significantly lower gross profits than the carbon fiber business. However, Zoltek Rt.'s productivity and gross profits have significantly improved compared to its operations prior to the acquisition.

Selling, general and administrative expenses decreased $0.3 million (or approximately 4.5%) to $5.8 million for the six months ended March 31, 1998 compared to $6.1 million for the six months ended March 31, 1997. This slight decrease was primarily attributable to a reduction in market promotion costs, a change in certain employee benefits at Zoltek Rt. and a temporary decrease in costs due to the timing of the expenses. The components of selling, general and administrative expense have remained relatively constant.

Interest expense was $0.2 million for the six months ended March 31, 1998 compared to $0.6 for the corresponding period of 1997. This decrease was primarily due to the repayment of bank debt at Zoltek Rt. in the second half of fiscal 1997. Interest income was $1.6 million for the six months ended March 31, 1998 compared to $2.0 million for the six months ended March 31, 1997. The decreased net interest income was due to the utilization of the cash and cash equivalents and marketable securities to finance the capital expenditures during fiscal 1997 and the first half of fiscal 1998 that have amounted to approximately $40.1 million. These capital expenditures were financed by both internally generated cash and funds derived from the Company's equity financings.

During the first six months of fiscal 1998, the Company reported income tax expense of $2.2 million compared to $1.8 million for the first six months of fiscal 1997. The effective tax rate remained relatively constant between the years, excluding the effect of the Zoltek Rt. The increase in income tax expense was principally attributable to the full utilization of all loss carryforwards at Zoltek Rt. which caused it to incur tax expense during the second quarter of fiscal 1998. The increase also was attributable to the increased earnings from the U.S. carbon fiber business in the first six months of fiscal 1998 compared to the comparable period of fiscal 1997. The statutory rate for Zoltek Rt.'s operation in Hungary is 18%. During a portion of the first six months of fiscal 1998 and all of fiscal 1997, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the six months of fiscal 1998 and fiscal 1997, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.5 million and $0.5 million, respectively.
Additionally, valuation allowance adjustments of $0.5 million and $0.5 million for the first six months of 1998 and 1997, respectively, were recognized as a reduction of income tax expense.

The foregoing resulted in an increase in net income of 19.0% to $6.7 million for the six months ended March 31, 1998 from $5.7 million for the six months ended March 31, 1997. Similarly, the Company reported net income per share of $0.41 and $0.35 on a fully diluted basis for the first six months of fiscal 1998 and fiscal 1997, respectively. The weighted average common and common equivalent shares outstanding remained relatively constant at 16.5 million for the first six months of fiscal 1998 compared to 16.4 million for the first six months of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company's financial position remains strong and sufficient to support the execution of its strategic expansion plans. At March 31, 1998, the Company reported working capital of $63.6 million compared to working capital of $69.6 million at September 30, 1997. The decrease in working capital from September 30, 1997 to March 31, 1998 was due primarily to the use of temporary investments of $13.5 million to finance capital expenditures for further expansion of the carbon fiber production capacity, partially offset by the net increase in short term operating accounts.

Marketable securities at March 31, 1998 amounted to $27.2 million compared to $18.3 million at September 30, 1997. The marketable securities primarily included U.S. Treasury and Government Agency Notes. The increase in marketable securities resulted from the reinvestment of the proceeds from matured securities previously classified as cash equivalents.

Other receivables of $1.0 million consisted primarily of VAT and import duty refunds due Zoltek Rt. from the Hungarian taxing authorities. Other long-term liabilities are related to various supply agreements between Zoltek Rt. and its vendors.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, the expansion of the Company's carbon fibers production capacity and the acquisition of Zoltek Rt. In the first six months of fiscal 1998, the Company made capital expenditures of $13.5 million compared to $4.3 million for the corresponding period in fiscal 1997. Capital expenditures for the fiscal year ended September 30, 1997 totaled $26.6 million. These expenditures were financed principally with cash from the secondary offering in September 1996 and from cash generated from operations.

The Company believes that identified and forecasted customer demand for carbon fibers products will require additional substantial increases in capacity. In June 1997, the Company acquired a 100,000 square foot newly constructed building and 11 acres in Abilene, Texas for its planned capacity expansion. The Company plans on acquiring an additional 39 acres in fiscal 1998 at the Abilene facility. The Company completed construction (in both the U.S. and Hungary) of five continuous carbonization lines in the fourth quarter of fiscal 1997 and currently plans to construct up to 11 additional lines during calendar 1998. The additional continuous carbonization lines planned for construction in fiscal 1998 are currently anticipated to require capital expenditures of approximately $50 million and will be funded with cash and cash equivalents and marketable securities on hand, together with internally generated funds and, possibly, borrowings.

The Company maintains several credit commitments from its lead bank, Southwest Bank of St. Louis, which would allow the Company to borrow up to approximately $10 million. However, the Company has no plans to borrow under these commitments in the immediate future. The Company currently has outstanding a term loan with a principal balance of $0.9 million that matures in 1999. The Company expects to repay this loan during fiscal 1998 to reduce interest expense.

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

At the date of acquisition of Zoltek Rt., liabilities related to a governmental grant received by Zoltek Rt. to finance salary payments prior to the acquisition, but subject to repayment by the Company under certain conditions relative to employment levels, and other additional costs related to the acquired operations were recorded. Zoltek Rt. has received notification from the Hungarian Labor Office that the labor grant would not have to be repaid. Unused accrued liabilities for the wage grant, established under purchase accounting, will be allocated to reduce property and equipment during fiscal 1998.

As part of its strategic plan, the Company is pursuing various initiatives to facilitate development of product and process applications to increase demand for low-cost carbon fiber, including possible acquisitions of selected technology for the enhancement of its operations and to lead the commercialization of selected large-scale carbon fiber composites.

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

                                               ZOLTEK COMPANIES, INC.

                                                SEGMENT INFORMATION
                                               (Amounts in thousands)
                                                   (Unaudited)

                                                                                     SIX MONTHS ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                    1998                    1997
                                                                                    ----                    ----
Net sales
      Carbon fibers and composite materials                                       $ 11,321                $ 10,979
      Acrylic fibers and other products                                             33,469                  33,904
                                                                                  --------                --------
                                                                                  $ 44,790                $ 44,883
                                                                                  ========                ========

Gross profit
      Carbon fibers and composite materials                                       $  4,363                $  4,260
      Acrylic fibers and other products                                              9,290                   7,959
                                                                                  --------                --------
                                                                                  $ 13,653                $ 12,219
                                                                                  ========                ========


Total assets
      Carbon fibers and composite materials                                       $ 58,078                $ 19,572
      Acrylic fibers and other products                                             35,833                  41,407
      General corporate                                                             45,483                  71,113
                                                                                  --------                --------
                                                                                  $139,394                $132,092
                                                                                  ========                ========

Capital expenditures
      Carbon fibers and composite materials                                       $ 11,979                $  3,059
      Acrylic fibers and other products                                              1,527                   1,289
                                                                                  --------                --------
                                                                                  $ 13,506                $  4,348
                                                                                  ========                ========


Depreciation and amortization expense
      Carbon fibers and composite materials                                       $    719                $    702
      Acrylic fibers and other products                                                608                     612
                                                                                  --------                --------
                                                                                  $  1,327                $  1,314
                                                                                  ========                ========

                            ZOLTEK COMPANIES, INC.


PART II.    OTHER INFORMATION

            Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                        ---------------------------------------------------

                        The registrant's annual meeting of shareholders was held February 16, 1998. At such meeting, the Shareholders considered and voted upon the following:

                        1. James Betts and James Dorr were reelected as directors of the registrant, with the results of the voting as follows:

                                                Votes For       Votes Withheld
                                                ---------       --------------

                              James Betts       16,085,881         42,367
                              James Dorr        16,084,771         43,477

                              The terms of the following directors of the registrant continued after the meeting: Linn Bealke, Charles Dill, John Kardos, and Zsolt Rumy.

            Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------

                        (a)   Exhibits:

                              27    Financial Data Schedule

                        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1998.


                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Zoltek Companies, Inc.
                                              (Registrant)



Date:  May 15, 1998                 By:  /s/ DANIEL D. GREENWELL
       ------------                    -----------------------------
                                           Daniel D. Greenwell
                                         Chief Financial Officer