Form 10-Q
period 1998-06-30
ZOLTEK COMPANIES INC
filed 1998-08-14
CIK 890923

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC   20549


                               -----------------


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                           ------------------------



For the quarter ended June 30, 1998          Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 14, 1998, 16,216,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.     FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS

                                            ZOLTEK COMPANIES, INC.
                                         CONSOLIDATED BALANCE SHEET
                                         --------------------------
                         (Amounts in thousands, except share and per share amounts)
                                                                                 JUNE 30,        SEPTEMBER 30,
                                                                                   1998              1997
                                                                                -----------      -------------
                                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $  8,203          $ 41,148
     Marketable securities                                                         26,969            18,302
     Accounts receivable, less allowance for doubtful accounts of $277 and
       $331, respectively                                                          14,142            14,163
     Inventories                                                                   20,707            12,487
     Prepaid expenses                                                                 598               402
     Other receivables                                                              1,406             1,636
                                                                                 --------          --------
         Total current assets                                                      72,025            88,138
Property and equipment, net                                                        68,006            51,382
Other assets                                                                          793               442
                                                                                 --------          --------
         Total assets                                                            $140,824          $139,962
                                                                                 ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term notes payable                                                    $  1,853          $  1,853
     Current maturities of long-term debt                                             907               907
     Trade accounts payable                                                         8,263            10,599
     Accrued expenses and other liabilities                                         3,820             5,099
     Income taxes payable                                                             254               124
                                                                                 --------          --------
         Total current liabilities                                                 15,097            18,582
Other long-term liabilities                                                           272               243
Long-term debt, less current maturities                                             3,665             4,295
Deferred income taxes                                                               1,427             1,006
                                                                                 --------          --------
                                                                                   20,461            24,126
                                                                                 --------          --------
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding                                                  -                 -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,216,338 shares issued and outstanding                                       162               162
     Additional paid-in capital                                                    99,954            99,954
     Cumulative translation adjustment                                            (12,415)           (8,512)
     Retained earnings                                                             32,662            24,232
                                                                                 --------          --------
                                                                                  120,363           115,836
                                                                                 --------          --------
         Total liabilities and shareholders' equity                              $140,824          $139,962
                                                                                 ========          ========

           The accompanying notes are an integral part of the consolidated financial statements.


                                                 ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF INCOME
                                            --------------------------------
                                     (Amounts in thousands, except per share data)
                                                      (Unaudited)
                                                                                THREE MONTHS            NINE MONTHS
                                                                               ENDED JUNE 30,          ENDED JUNE 30,
                                                                              ----------------        ---------------
                                                                              1998        1997        1998        1997
                                                                              ----        ----        ----        ----
Net sales                                                                   $18,868     $22,945     $63,658     $67,828
Cost of sales                                                                13,103      16,059      44,241      48,723
                                                                            -------     -------     -------     -------
        Gross profit                                                          5,765       6,886      19,417      19,105
Selling, general and administrative expenses                                  3,482       3,471       9,333       9,598
                                                                            -------     -------     -------     -------
Operating income                                                              2,283       3,415      10,084       9,507
Other income (expense):
        Interest expense                                                       (129)       (130)       (368)       (687)
        Interest income                                                         593       1,053       2,150       3,027
        Other, net                                                              (16)          2        (155)        (47)
                                                                            -------     -------     -------     -------
Income before income taxes                                                    2,731       4,340      11,711      11,800
Provision for income taxes                                                    1,032       1,087       3,281       2,889
                                                                            -------     -------     -------     -------
        Net income                                                          $ 1,699     $ 3,253     $ 8,430     $ 8,911
                                                                            =======     =======     =======     =======

Net income per share:
        Basic net income per share                                          $  0.10     $  0.20     $  0.52     $  0.55
        Diluted net income per share                                           0.10        0.19        0.51        0.54

Weighted average common shares outstanding                                   16,216      16,210      16,216      16,210
Weighted average common and common equivalent shares outstanding             16,487      16,683      16,524      16,647


                 The accompanying notes are an integral part of the consolidated financial statements.


                                                 ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------
                                                 (Amounts in thousands)
                                                      (Unaudited)
                                                                                            NINE MONTHS ENDED JUNE 30,
                                                                                            --------------------------
                                                                                               1998           1997
                                                                                               ----           ----
Cash flows from operating activities:
       Net income                                                                            $  8,430       $  8,911
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                       2,419          1,994
            Unrealized foreign exchange (gain) loss                                               133           (277)
            Other, net                                                                             66             99
       Changes in assets and liabilities:
               Increase in accounts receivable                                                   (868)        (3,597)
               (Increase) decrease in other receivables                                            35           (757)
               Increase in inventories                                                         (9,222)          (697)
               Increase in prepaid expenses and other assets                                     (656)          (261)
               Increase (decrease) in trade accounts payable                                   (1,807)         3,746
               Increase (decrease) in accrued expenses and other liabilities                     (491)           483
               Increase in income taxes payable and deferred taxes                                602            827
               Increase (decrease) in other long-term liabilities                                  30           (507)
                                                                                             --------       --------
         Total adjustments                                                                     (9,759)         1,053
                                                                                             --------       --------
   Net cash provided (used) by operating activities                                            (1,329)         9,964
                                                                                             --------       --------

   Cash flows from investing activities:
       Payments for purchase of property and equipment                                        (22,385)       (14,473)
       Purchase of marketable securities                                                       (8,667)       (43,130)
                                                                                             --------       --------
   Net cash used by investing activities                                                      (31,052)       (57,603)
                                                                                             --------       --------

   Cash flows from financing activities:
       Exercise of stock options                                                                    -             11
       Proceeds from issuance of notes payable                                                      -          5,647
       Increase in notes receivable                                                                80            131
       Repayment of notes payable                                                                (629)        (7,891)
                                                                                             --------       --------
   Net cash used by financing activities                                                         (549)        (2,102)
                                                                                             --------       --------
   Effect of exchange rate changes on cash                                                        (15)           (24)
                                                                                             --------       --------
   Net decrease in cash                                                                       (32,945)       (49,765)
   Cash and cash equivalents at beginning of period                                            41,148         75,447
                                                                                             --------       --------
   Cash and cash equivalents at end of period                                                $  8,203       $ 25,682
                                                                                             ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                                                  $    359       $    786
   Income taxes                                                                                 2,679          2,061

                 The accompanying notes are an integral part of the consolidated financial statements.


                        ZOLTEK COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------

1.    UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1997 Annual Report which includes consolidated financial statements and notes thereto as of and for the fiscal year ended September 30, 1997. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter and nine months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1998.


2.    PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek"), Zoltek Rt. (formerly known as Zoltek Magyar Viscosa Rt.), Zoltek Properties, Inc. and Composite Intermediates Corporation. Zoltek is an applied technology and materials company primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. Zoltek Rt.. manufactures and markets carbon fibers, acrylic and nylon products and fibers to the textile industry and has begun to supply acrylic fiber precursor to the Company's carbon fiber manufacturing operations.

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


3.    CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $4.2 million and $41.1 million at June 30, 1998 and September 30, 1997, respectively.

4.    INVENTORIES

            Inventories consist of the following:

                                                   JUNE 30,     SEPTEMBER 30,
                                                     1998           1997
                                                   --------     -------------
                                                   (Amounts in thousands)
                  Raw materials                    $ 5,543        $ 5,886
                  Work-in-process                    1,212          1,008
                  Finished goods                    13,570          5,076
                  Supplies, spares and other           382            517
                                                   -------        -------
                                                   $20,707        $12,487
                                                   =======        =======

5.    PROPERTY AND EQUIPMENT

            Property and equipment consist of the following:

                                                    JUNE 30,       SEPTEMBER 30,
                                                      1998             1997
                                                    --------       -------------
                                                     (Amounts in thousands)
            Land                                   $  1,083           $ 1,176
            Buildings and improvements               24,512            22,467
            Machinery and equipment                  49,609            33,591
            Furniture and fixtures                    3,597             3,315
                                                   --------           -------
                                                     78,801            60,549
            Less:  accumulated depreciation         (10,795)           (9,167)
                                                   --------           -------
                                                   $ 68,006           $51,382
                                                   ========           =======

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

The Company began its current strategic expansion program in fiscal 1996. To support the Company's growth strategy, it completed a secondary stock offering in September 1996. The Company sold 2.3 million shares of Common Stock and received net proceeds of $68.9 million. The Company is utilizing the net proceeds, together with internally generated funds, to finance the planned expansion of its carbon fibers manufacturing capacity, from its year-end 1996 annual rated capacity of approximately 3.5 million pounds to an aggregate of 40 million pounds in the United States and Hungary by the end of fiscal year 2000. The Company has developed a standardized continuous carbonization line design to optimize the technical process capabilities, reduce equipment cost and shorten lead time for future expansion between the decision to add capacity and when lines become operational.

During the fourth quarter of fiscal 1997, the Company completed construction of five continuous carbon fiber lines, each with an annual rated capacity of
1.0 million pounds. The Company has begun operation of the new continuous carbonization lines at its Abilene, Texas facility (three lines) and Zoltek
Rt. facilities (two lines).   The Company  planned to supply two existing and
fast growing applications, the conductive plastics and sporting goods, with its new capacity until significant additional applications developed. The transition period of process verification, product characterization and customer qualification relative to the new carbon fiber capacity additions that began startup operations at the end of fiscal 1997 was substantially completed by March 31, 1998. The Company anticipates that its new carbon fiber production lines will be functioning at operational capacity as current customers complete their process verification, product characterization and testing. While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company plans to further expand its rated capacity to meet the indicated and forecasted demand for its carbon fiber products.

The recent major additions to the Company's carbon fibers manufacturing capacity (5.0 million pounds of rated capacity annually, completed in late fiscal 1997) currently are having little impact on sales. Carbon fiber sales for the first nine months of fiscal 1998 were $17.0 million compared to $17.4 million for the first nine months of fiscal 1997. The Company anticipates increases in sales and earnings from the new carbon fiber lines at both the U.S. and Hungarian locations beginning in the first half of fiscal 1999.

As part of its strategic plan, the Company is pursuing various initiatives to facilitate development of product and process applications to increase demand for low-cost carbon fiber, including possible acquisitions of selected technology for the enhancement of its operations and to lead the commercialization of selected large-scale carbon fiber composites.

RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------

The Company's net sales decreased by 17.8% to $18.9 million for the third quarter of fiscal 1998 from $22.9 million for the third quarter of fiscal 1997. Net sales from carbon fibers decreased by 12.7% for the third quarter of 1998 compared to the third quarter 1997 due principally to activities of
customers that serve electronics markets in the Far East.   Sales of acrylic
fibers and other products decreased by 19.8% in third quarter of 1998 compared to the third quarter of 1997 due principally to selling price reductions in the acrylic fiber markets. The acrylic fiber sales price reduction resulted from a significant reduction in raw material pricing (ACN) which is expected to continue into the fourth quarter of fiscal 1998. The Company is currently experiencing a transition period in which recent major additions to capacity are only beginning to have an impact on carbon fiber sales. This transition period resulted from the additional time needed for process verification, production characterization, and customer qualification relative to the five new continuous carbonization lines which came into operation at the end of fiscal 1997. Although this process has taken longer than the Company originally anticipated, this is expected to be only a temporary delay until significant sales from the new continuous carbonization facilities are generated. The textile operations at Zoltek Rt. are also producing near capacity and future sales increases are also dependent on the newly installed carbon fiber operations.

Gross profit decreased 16.3% to $5.8 million in the third quarter of fiscal 1998 from $6.9 million in the third quarter of fiscal 1997. Decreased gross profit resulted from a decrease of $0.5 million, or 18.8%, in carbon fiber gross profit for the third quarter of fiscal 1998 and a decrease of $0.6 million, or 14.8%, in acrylic and other products gross profit sold by Zoltek Rt. in the third quarter of fiscal 1998. The Company's overall gross margin percentage on sales improved slightly to 30.5% of sales for the third quarter of fiscal 1998 compared to 30.0% of sales for the third quarter of fiscal 1997. Carbon fibers gross margin decreased to 37.0% of sales in the third quarter 1998 from 40.0% of sales in the third quarter of 1997, due primarily to a shift in product mix. The gross margin from acrylic fibers and other products increased to 27.8% of sales for the third quarter of fiscal 1998 compared to 26.2% of sales for the third quarter of fiscal 1997. This increase in gross margin from acrylic and other products was principally attributable to continued improvements in manufacturing productivity, sales and product rationalization. Even though the gross margin from acrylic and other products, which are produced at Zoltek Rt., continued to improve, such products have historically generated lower gross margins than the carbon fiber business.

Selling, general and administrative expenses remained constant at $3.5 million in the third quarters of fiscal 1997 and fiscal 1998. These expenses increased $0.7 million from the second quarter of fiscal 1998 and $0.4 million from the first quarter of fiscal 1998. These increases were primarily attributable to additional market promotion costs and a slight change in
certain employee benefits.   The components of selling, general and
administrative expenses have remained relatively constant and the Company anticipates these costs will approximate current levels in succeeding quarters.

Interest expense remained constant at $0.1 million for the third quarters of fiscal 1998 and fiscal 1997. Interest income was $0.6 million for the third quarter of fiscal 1998 compared to $1.1 million for the third quarter of fiscal 1997. The decrease in interest income was due to the use of the cash and cash equivalents and proceeds from the maturity of marketable securities to finance the capital expansions during the fourth quarter of fiscal 1997 and the first three quarters of fiscal 1998 that have amounted to approximately $34.5 million. The capital expenditures were financed by both internally generated cash and funds derived from the Company's secondary offerings.

During the third quarter of fiscal 1998, the Company reported income tax expense of $1.0 million compared to $1.1 million in the third quarter of fiscal 1997. Income before taxes was $2.7 million in the third quarter of fiscal 1998 compared to $4.3 million in the third quarter of fiscal 1997.
The increase in the effective tax rate was due principally to the recognition of income tax expense on Zoltek Rt.'s earnings during the third quarter of fiscal 1998. The statutory rate for the Zoltek Rt. operation in Hungary is 18%. The effective tax rate remained relatively constant between the years for the U.S. operations. During all of fiscal 1997, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the third quarter of fiscal 1997, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.4 million. Additionally, a valuation allowance adjustment of $0.4 million for the third quarter of 1997 was recognized as a reduction of income tax expense.

The foregoing resulted in a decrease in net income of 47.8% to $1.7 million for the third quarter of fiscal 1998 compared to $3.3 million for the third quarter of fiscal 1997. Similarly, the Company reported net income per share of $0.10 and $0.19 on a diluted basis for the third quarters of fiscal 1998 and fiscal 1997, respectively. The weighted average common and common equivalent shares outstanding decreased to 16.5 million for the third quarter of fiscal 1998 compared to 16.7 million for the third quarter of fiscal 1997.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997
---------------------------------------------------------------------------

The Company's net sales decreased by 6.1% to $63.7 million for the nine months ended June 30, 1998 from $67.8 million for the nine months ended June 30, 1997. Zoltek's carbon fiber sales decreased by 2.7% to $17.0 million for the first nine months of fiscal 1998 compared to $17.4 million for the first nine months of fiscal 1997. This decrease was due principally to activities of customers which serve electronics markets in the Far East. Zoltek Rt.'s acrylic and other products sales decreased 7.3% on sales of $46.7 million for the nine months ended June 30, 1998 compared to $50.4 million for the nine months ended June 30, 1997 due principally to selling price reductions in the acrylic fiber markets. The acrylic fiber sales price reduction resulted from a significant reduction in raw material pricing (ACN) which is expected to continue into the fourth quarter of fiscal 1998. The Company is currently experiencing a transition period in which recent major additions to capacity are only beginning to have an impact on carbon fiber sales. This transition period resulted from the additional time needed for process verification, production characterization, and customer qualification relative to the five new continuous carbonization lines which came into operation at the end of fiscal 1997. Although this process has taken longer than the Company originally anticipated, this is expected to be only a temporary delay until significant sales from the new continuous carbonization facilities are generated. The textile operations at Zoltek Rt. are also producing near capacity and future sales increases are also dependent on the newly installed carbon fiber operations.

Gross profit increased 1.6% to $19.4 million for the nine months ended June 30, 1998 from $19.1 million for the nine months ended June 30, 1997.
Zoltek's carbon fiber business gross profit decreased by 5.6% to $6.4 million for the nine months ended June 30, 1998 from $6.8 million for the nine months ended June 30, 1997. The carbon fiber gross profit decrease was due principally to activities of customers which serve electronics markets in the Far East. Zoltek Rt.'s acrylic and other products business gross profit increased 5.6% to $13.0 million for the nine months ended June 30, 1998 from $12.3 million for the nine months ended June 30, 1997. The Company's overall gross margin percentage was 30.5% for the nine months ended June 30, 1998 compared to 28.2% for the nine months ended June 30, 1997. Zoltek Rt.'s acrylic fiber and other products gross profit margin percentage was 27.8% for the nine months ended June 30, 1998 compared to 24.4% for the comparable period in fiscal 1997. The gross margin percentage increase at Zoltek Rt. resulted from improved operating efficiencies. The gross margin percentage of Zoltek's carbon fibers business decreased to 38% for the nine months ended June 30, 1998 from 39.1% for the nine months ended June 30, 1997. This was due principally to product mix changes. Historically, Zoltek Rt.'s acrylic and other products have generated significantly lower gross profits than the carbon fiber business. However, Zoltek Rt.'s productivity and gross profits have significantly improved compared to its operations prior to the acquisition.

Selling, general and administrative expenses decreased $0.3 million (or approximately 2.8%) from $9.3 million for the nine months ended June 30, 1998 compared to $9.6 million for the nine months ended June 30, 1997. This slight decrease was primarily attributable to a reduction in market promotion costs and a change in certain employee benefits. The components of selling, general and administrative expense remained relatively constant.

Interest expense was $0.4 million for the nine months ended June 30, 1998 compared to $0.7 for the same period of 1997. This decrease was due primarily to the elimination of bank debt at Zoltek Rt. in the second half of fiscal 1997. Interest income was $2.2 for the nine months ended June 30, 1998 compared to $3.0 million for the nine months ended June 30, 1997. The decrease in interest income was due to the use of the cash and cash equivalents and proceeds from the maturity of marketable securities to finance the capital expansions during the fourth quarter of fiscal 1997 and the first three quarters of fiscal 1998 that have amounted to approximately $34.5 million. The capital expenditures were financed by both internally generated cash and funds derived from the Company's secondary offerings.

During the first nine months of fiscal 1998, the Company reported income tax expense of $3.3 million compared to $2.9 million for the first nine months of fiscal 1997. Income before taxes was $11.7 million for the nine months of fiscal 1998 compared to $11.8 million for the nine months of fiscal 1997.
The increase in the effective tax rate was due principally to the recognition of income tax expense on Zoltek Rt.'s earnings during the third quarter of
fiscal 1998.   Zoltek Rt. fully utilized the net operating loss carryforwards in the second quarter of fiscal 1998 and recorded tax expense for the entire third quarter of fiscal 1998. The statutory rate for the Zoltek Rt.
operation in Hungary is 18%.   During all of the first quarter and a portion
of the second quarter of fiscal 1998 and all of fiscal 1997, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the nine months of fiscal 1998 and fiscal 1997, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.5 million and $0.9 million, respectively. Additionally, valuation allowance adjustments of $0.5 million and $0.9 million for the first nine months of fiscal 1998 and 1997, respectively, were recognized as a reduction of income tax expense.

The foregoing resulted in a decrease in net income of 5.4% to $8.4 million for the nine months ended June 30, 1998 from $8.9 million for the nine months ended June 30, 1997. Similarly, the Company reported net income per share of $0.51 and $0.54 on a diluted basis for the first nine months of fiscal 1998 and fiscal 1997, respectively. The weighted average common and common equivalent shares outstanding decreased to 16.5 million for the first nine months of fiscal 1998 compared to 16.6 million for the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company's financial position remains strong and sufficient to support the execution of its strategic expansion plans. At June 30, 1998, the Company reported working capital of $56.9 million compared to working capital of $69.6 million at September 30, 1997. The decrease in working capital from September 30, 1997 to June 30, 1998 was due primarily to the use of temporary investments to finance $22.4 million of capital expenditures for further expansion of the carbon fiber production capacity, partially offset by the net increase in short-term operating accounts. Inventories increased from $12.5 million at September 30, 1997 to $20.7 million at June 30, 1998, reflecting operations of newly added carbon fiber lines during the transitional period while customers and potential customers were qualifying their products.

Marketable securities at June 30, 1998 amounted to $27.0 million compared to $18.3 million at September 30, 1997. The marketable securities primarily included U.S. Treasury and Government Agency Notes. The increase in marketable securities resulted from the reinvestment of the proceeds from matured securities previously classified as cash equivalents.

Other receivables of $1.4 million consisted primarily of VAT and import duty refunds due Zoltek Rt.. from the Hungarian taxing authorities. Other long-term liabilities are related to various supply agreements between Zoltek Rt. and its vendors.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, the expansion of the Company's carbon fibers production capacity and the acquisition of Zoltek Rt.. In the first nine months of fiscal 1998, the Company made capital expenditures of $22.4 million compared to $14.5 million for the corresponding period in fiscal 1997. Capital expenditures for the fiscal year ended September 30, 1997 totaled $26.6 million. These expenditures were financed principally with cash from the secondary offering in September 1996 and from cash generated from operations.

The Company continues to believe that identified and forecasted customer demand for carbon fibers products will require additional substantial increases in capacity. In June 1997, the Company acquired a 100,000 square foot newly constructed building and 11 acres in Abilene, Texas for its planned capacity expansion. The Company plans to acquire an additional 39 acres in fiscal 1998 at the Abilene facility. The Company completed construction (in both the U.S. and Hungary) of five continuous carbonization lines in the fourth quarter of fiscal 1997 and currently is constructing additional lines. The additional continuous carbonization lines planned for construction during fiscal 1998 and mid-calendar year 1999 are currently anticipated to require capital expenditures of approximately $50 million that will be funded with cash and cash equivalents and marketable securities on hand, together with internally generated funds and, possibly, borrowings.

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

At the date of acquisition of Zoltek Rt., liabilities related to a governmental grant received by Zoltek Rt.. to finance salary payments prior to the acquisition, but subject to repayment by the Company under certain conditions relative to employment levels, and other additional costs related to the acquired operations were recorded. Zoltek Rt.. has received notification from the Hungarian Labor Office that the labor grant would not have to be repaid. Unused accrued liabilities for the wage grant, established under purchase accounting, will be allocated to reduce property and equipment during fiscal 1998.

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

                                 ZOLTEK COMPANIES, INC.

                                       SEGMENT INFORMATION
                                     (Amounts in thousands)
                                           (Unaudited)

                                                              NINE MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  1998        1997
                                                                  ----        ----
Net sales
      Carbon fibers and composite materials                     $ 16,962    $ 17,439
      Acrylic fibers and other products                           46,696      50,389
                                                                --------    --------
                                                                $ 63,658    $ 67,828
                                                                ========    ========

Gross profit
      Carbon fibers and composite materials                     $  6,448    $  6,827
      Acrylic fibers and other products                           12,969      12,278
                                                                --------    --------
                                                                $ 19,417    $ 19,105
                                                                ========    ========


Total assets
      Carbon fibers and composite materials                     $ 71,432    $ 27,760
      Acrylic fibers and other products                           37,404      41,714
      General corporate                                           31,988      69,623
                                                                --------    --------
                                                                $140,824    $139,097
                                                                ========    ========

Capital expenditures
      Carbon fibers and composite materials                     $ 20,266    $ 11,509
      Acrylic fibers and other products                            2,119       2,964
                                                                --------    --------
                                                                $ 22,385    $ 14,473
                                                                ========    ========


Depreciation and amortization expense
      Carbon fibers and composite materials                     $  1,518    $  1,042
      Acrylic fibers and other products                              901         952
                                                                --------    --------
                                                                $  2,419    $  1,994
                                                                ========    ========

                                 ZOLTEK COMPANIES, INC.


PART II.    OTHER INFORMATION

            Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                     --------------------------------

                     (a)   Exhibits:

                           27    Financial Data Schedule

                     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 1998.


                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Zoltek Companies, Inc.
                                                  (Registrant)



Date:  August 14, 1998                    By:   /s/ DANIEL D. GREENWELL
       ---------------                       ---------------------------
                                                 Daniel D. Greenwell
                                               Chief Financial Officer