Form 10-K405
period 1998-09-30
ZOLTEK COMPANIES INC
filed 1998-12-29
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1998   Commission File Number 0-20600

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $49,887,000 as of December 28, 1998.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of December 28, 1998, 16,216,338 shares of Common Stock, par value $.01, were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE
   The following documents are incorporated by reference into the indicated Part of this Report:

        Document                 Part of Form 10-K
        --------                 -----------------

Proxy Statement for the 1999
Annual Meeting of Shareholders         III

                           PART I

Item 1. Business
------  --------

        This Annual Report on Form 10-K for the year ended September
30, 1998 and the documents incorporated by reference herein contain forward-looking statements which are inherently subject to risks and uncertainties. Cautionary statements made herein should be read as being applicable to all related forward-looking statements wherever they appear herein or in the documents incorporated by reference herein. The Company's actual results could differ materially from those anticipated due to a number of factors, including, without limitation, the following: the Company's ability to manage rapid growth, increase its carbon fibers production capacity on a timely and profitable basis, manufacture low-cost carbon fibers and profitably market them at decreasing price points, successfully operate and integrate Zoltek Rt. and penetrate existing, identified and emerging future markets for carbon fibers, as well as other factors discussed herein and the documents incorporated by reference herein.

GENERAL

        Zoltek Companies, Inc. (the "Company" or "Zoltek") is a leader in the rapidly developing carbon fibers market, manufacturing products for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally high-strength, low-weight and stiffness. Zoltek believes it produces carbon fibers at costs substantially lower than those generally prevailing in the industry and, accordingly, can supply carbon fibers for applications which are not economically viable for most higher cost competitors. With the December 1995 acquisition of Zoltek Rt. (formerly known as Magyar Viscosa Rt.), a Hungarian manufacturer of acrylic fiber and nylon products, the Company secured access to the technology underlying the production of the acrylic fiber raw material utilized in the manufacture of carbon fibers. The Company's strategy is to grow its business by continually lowering its cost to manufacture carbon fibers, marketing its carbon fibers at price points substantially lower than those generally prevailing in the industry and working with current and prospective customers to develop new carbon fiber applications. In order to meet indicated and forecasted demand for carbon fiber products, the Company has substantially expanded its manufacturing capacity and is pursuing plans for additional capacity increases.

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

INDUSTRY OVERVIEW

        Worldwide carbon fibers capacity (excluding the former Soviet Union and China) was estimated to be approximately 35 million pounds per year in calendar year 1997. Carbon fiber composites are an attractive material for a diverse range of applications, based on their distinctive characteristics, including high strength, low weight, stiffness, toughness, resistance to corrosion, resistance to fatigue, capacity to dissipate heat and electrical conductivity. Until the early 1980s, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. During the past decade, as additional capacity outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices.
As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and a number of diverse applications developed.

        A number of specialty applications are commercially viable only at carbon fiber prices lower than those historically prevailing for primary aerospace applications. In sporting goods manufacturing, the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable material for a wide range of products such as golf club shafts, tennis racquets and bicycle frames.
In current industrial uses, carbon fibers' non-structural properties are often most important. Chemical inertness is useful in corrosive applications for heat exchanger tubing and pump cavities and in gas turbine blades; high temperature resistance is useful in specialty metallurgical mold applications; and combined rigidity and damping are useful in audio equipment applications. New developing, commercial applications identified by the Company include vehicle drive shafts, compressed natural gas (CNG) tanks, civil engineering uses, wood laminates, automotive body and structural members, cargo shipping containers, mass transit vehicle components, high strength piping, marine uses and alternative energy systems. Currently served specialty niche markets which the Company believes offer growth prospects include aircraft brakes, conductive plastics, fire-retardant coatings and specialty friction products.

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

        Currently, only one textile-type acrylic fiber manufacturer, Acordis UK, Ltd. (formerly Courtaulds Fibres, Ltd.; "Acordis"), produces such fiber in a form suitable for precursor use. While this textile-type acrylic fiber is substantially less costly than internally produced custom-made acrylic fiber precursor utilized by most of the Company's competitors, Acordis takes advantage of its sole merchant supplier position to charge a premium price for its fibers sold as precursor.

        Zoltek believes Zoltek Rt.'s operations afford a strategic advantage by providing access to the technology underlying the production of precursor. Conversion of Zoltek Rt.'s acrylic fiber capacity to produce precursor grade material provides the opportunity to control a reliable source of precursor on favorable terms and to optimize the carbon fibers production chain. During 1998, Zoltek Rt. began supplying the Company's carbon fiber operations with trial production quantities of precursor. The Company expects that in the future this technology will be transferable to other potential suppliers to assure sufficient supply of raw material to support the Company's carbon fiber growth strategy.

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

        Carbon Fibers Manufacturing Capacity and Expansion Plans -- In order to assure availability of carbon fibers as new applications develop, the Company has pursued an aggressive capacity expansion program. The present rated capacity of the Company's carbon fiber manufacturing operations is approximately 10.5 million pounds per year. During fiscal 1997, three continuous carbonization lines were constructed at the Company's new manufacturing site in Abilene, Texas and two lines were constructed at its Zoltek Rt. facility. The Company will continue to use the net proceeds of the secondary offering of its common stock completed in September 1996, together with internally generated funds and, if necessary, borrowings under credit facilities, to fund capital expenditures related to these continuous carbonization lines. Each continuous carbonization line has a rated capacity of approximately 1.0 million pounds of carbon fibers per year. At the end of fiscal 1998, the Company substantially completed two additional continuous carbonization lines at its Abilene, Texas facility. During the first quarter of fiscal 1999, the Company made the two additional lines ready for their intended use. The Company does not plan to utilize these two new lines until product demand increases.


        In the process of expanding capacity, the Company has developed a standardized continuous carbonization line design in order to optimize technical process capabilities, reduce equipment cost and shorten lead time between the decision to add lines and the time when the lines become operational.

CUSTOMERS AND BACKLOG

        During the fiscal year ended September 30, 1998, BFG (to which the Company reported sales of $8.7 million) was the only customer or group of affiliated customers which represented greater than 10% of the Company's total consolidated revenues.

        As of September 30, 1998 and 1997, the Company had backlogs of orders believed to be firm aggregating more than $17.3 million and $20 million, respectively (including estimated releases under long-term supply arrangements during the succeeding 12 months). Purchase orders from the Company's customers are subject to amendment or cancellation.

CURRENT AND DEVELOPING PRODUCT APPLICATIONS

     Zoltek is focusing on primary application categories which are believed to offer potential for substantial development over coming years. These application categories are as follows:

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

     Carbon fibers have significantly improved the performance of many sporting good products. But until very recently, so-called "graphite" clubs and racquets have been produced from high-priced carbon fibers and have sold at very high prices. Zoltek has generated its first significant sales in this market as a result of new ways of spreading its low-cost, high-tow fibers that facilitate the production of very thin sheets of fabric. The production of very thin sheets of fabric from carbon fibers enables a number of highly promising new applications, such as snowboards, in-line skates and skis, in which carbon fiber's extraordinary stiffness-to-weight and strength-to-weight can be put to use in improving performance and enhancing sales.

     Conductive Plastics

     Carbon fiber acts to dissipate both static electricity and heat. Those two properties, combined with light weight, have made it an increasingly important material in the manufacture of computers, printers, copiers and other electronic devices.

     Growth in computers and electronics has resulted in rising demand for carbon fibers used in conductive plastics to dissipate static electricity or to act as a shield against electromagnetic interference in laptop computers, disk drives and similar devices. Used in making plastic carrying trays for a manufacturing environment that cannot tolerate contamination, Zoltek's carbon fibers help to safeguard the electrical integrity of new and more powerful computer chips. The Company believes that this application offers significant potential for future sales growth. Zoltek also supplies products used in carbon fiber-impregnated injection-molded plastic boxes to offer effective shielding from electromagnetic interference.

     Carbon fiber reinforced composites also provide the opportunity to reduce weight and to provide EMI shielding for portable electronic equipment all at the same time. There are many current projects concentrating on these applications.

     Conductivity also enables thermoplastics compounded with chopped and milled carbon fibers to eliminate the need for a conductive primer for plastic parts which require painting, such as automotive parts.
This material also increases the accuracy of spray guns used in painting and reducing pollution control costs by increasing the attraction between the electrostatic paint and the part.

     Industrial

     The list of potential industrial applications for carbon-fiber reinforced composites is long. In paper mills, for instance, there is growing interest in development of fast-rotating composite drums - capitalizing on carbon fibers' light-weight, stiffness and resistance to corrosion. Carbon fiber can be used to strengthen and improve many kinds of rollers and shafts. There is also a growing market for industrial apparel utilizing oxidized fiber to protect workers in high temperature environments.

     Zoltek's carbon fibers are used in fire-retardant coatings to prevent or control fire-related disasters in chemical plants, nuclear power plants, refineries and off-shore drilling platforms. Used as an additive or reinforcement, carbon fiber heightens the ability of the fire-retardant coatings to withstand exceptionally high temperatures.

     The Company also has identified substantial potential markets in industrial tanks and pipes utilizing carbon fiber's high strength, light weight and corrosion resistance. In addition, the Company is actively involved in programs to use carbon fiber composites in offshore oil exploration and drilling due to their combination of light weight, strength, stiffness and resistance to corrosion. The Company has participated in trials of spoolable pipe capable of extending the reach of existing oil platforms and interwound composite rods to tether platforms to the ocean floor at great depths.

     Construction

     Carbon fibers can be used to create earthquake-resistant bridges and overpasses, it can also be used to wrap concrete columns in the construction of earthquake-resistant buildings.

     Carbon fiber can be used as a substitute for steel in reinforcing concrete in many infrastructure projects by providing greater strength and stiffness while eliminating the problem of corrosion. Other applications include concrete column wrapping, bridge decking, cables and tendons. Industrial tanks, pipes, rollers and shafts have been produced with carbon fiber. Additionally, carbon fiber has been used to reinforce wood for residential and commercial construction and home decorative applications. Carbon fiber may provide a practical means of obtaining the same strength and stiffness from younger, newly cut timber that is currently available only in aged timber. Zoltek supplies material to several customers involved in these applications.

     Infrastructure

     Carbon fiber can be used as a substitute for steel in reinforcing concrete in many infrastructure projects - providing greater strength and stiffness while eliminating the problem of corrosion. This is true both in new construction projects and in addressing a growing need for maintenance or repair work.

     There is growing state and federal interest in alternatives to conventional steel and concrete construction and repair systems. Carbon fiber-reinforced composite systems often permit retrofit and repair to be done without stopping or diverting traffic for extended periods.

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

     Transportation and Automotive

     At today's lower carbon fiber price points, transportation companies, such as shipping, rail, pipelines and buses, are now focusing on the huge lifecycle cost savings that are possible through the combination of light weight and great strength and durability provided by carbon fibers. For example, several companies are experimenting with carbon fiber reinforced composite components for light-weight all composite refrigerated containers and railcars.

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

     Major auto companies and their suppliers are actively exploring the development of a wide variety of carbon fiber-reinforced parts and assemblies, including steering columns, frames, and heavy-duty clutches and brakes (see also friction products).

     Auto companies are looking to composites for another critical advantage, and that is bringing about a huge reduction in the number of parts required to build different sub-assemblies and components. In applying lean production techniques, auto companies and their suppliers are concentrating on reducing the cost of assembly by eliminating the need for assembly. One- or two-part composite structures can replace complex metal assemblies made up of more than 100 different parts.

     Alternative Energy

     While there are an abundance of competing ideas in the field of alternative energy sources, many known applications lead to carbon fiber.

     Carbon fiber can be utilized in many known applications primarily because carbon fiber offers a combination of light weight and strength in the design of complex machinery involving many moving parts. Of the total heat developed by the combustion of fuel in today's automotive engines, only 20% to 30% is converted into useful work. Flywheels could result in far greater fuel efficiency by capturing and utilizing heat energy that is lost every time a motorist puts a foot on the brake. Flywheels act alternatively as generators and as motors. With its combination of strength, stiffness and light weight, carbon fiber can be important to the success of this application.

     Due to the superior performance, both in terms of physical characteristics and chemical/UV resistance, carbon fibers have emerged as a desirable material for CNG tank reinforcement. Carbon fiber-reinforced CNG tanks are primarily sold into the bus and other vehicle fleet market, as the reduction of weight directly translates to increased payload capability. In addition, the Company believes that governmental pressure to design and manufacture a sedan with significantly improved fuel efficiency could continue to cause automotive manufacturers to pursue CNG technologies. Zoltek supplies carbon fibers to several customers for use in carbon fiber-reinforced CNG tanks. For a variety of reasons, including strength and stiffness, carbon fiber is also emerging as the best materials for other alternative energy applications such as fuel cells and windmills.

     Friction

     This is a category that cuts across several other categories, including automotive and industrial. It capitalizes on a unique property of carbon fibers.

     While other materials soften under rising temperatures, carbon/carbon grows stronger. Zoltek continues to be the world's largest supplier of carbon fiber to the carbon/carbon aircraft braking industry.

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

     The technology used in advanced aircraft brakes is now being used as brakes and clutches in race cars, and is adaptable for high speed trains, over-the-road trucks, cars and industrial rotating equipment - to cite potential high volume application areas that are now under active study and investigation.

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

     Fiberglass - carbon fibers' predecessor - revolutionized boat building. A great deal of further progress is still possible through the additional use of composites reinforced with carbon fiber or the combination with fiberglass. For instance, the use of carbon fiber can reduce the weight of hulls, riggings and decks and other structural components in boats by as much as 30% compared to fiberglass.

     The foregoing list is not intended to be all-inclusive in setting out emerging new applications. In the medical field, for instance, there is great interest in the use of composites for high-strength, low-weight prosthetics and for a variety of other applications. The list above reflects Zoltek's view of broad areas of application that are likely to demonstrate significant development during the next three fiscal years.

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

        The Company expects that, in the future, it will pursue opportunities in Asia either with a strategic partner or through a direct sales office located in that market.

SOURCES OF SUPPLY

        The Company currently obtains substantially all of its textile-type acrylic fibers to supply its carbon fiber operations from Acordis, which is currently the sole merchant supplier of such raw materials in the world. Acordis is also the only supplier that currently produces precursor approved for use in aircraft brake applications such as those supplied under the BFG Supply Agreement. Pursuant to an agreement with the Company, Acordis has agreed to supply the Company with up to 18.0 million pounds per year of precursor. This supply agreement may be terminated by either party on January 1, 2002, or any anniversary thereof, by providing two years' prior notice.

        The Company believes Acordis is a reliable source of supply at the Company's current operating levels. However, as part of its growth strategy, the Company is developing alternative sources of precursor supply, including Zoltek Rt. In the near term, although not expected, any interruption of precursor supply from Acordis would have a material adverse effect on the Company's carbon fibers business.

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

        The Company believes that no single manufacturer of carbon fiber products competes across all of its applications. The Company's direct carbon fiber competitors include Fortafil Fibers, Inc. in the United States and SGL Carbon in Europe, inasmuch as they use the same textile-type precursor as the Company. To varying degrees, depending on market conditions and supply, the Company also competes with larger producers, such as Hexcel Corporation and Amoco Corporation in the United States; and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in Japan. Large international carbon fibers producers tend to market higher cost products than the Company's products, with a principal focus on aerospace structural applications. These large manufacturers tend to enter into direct competition with the Company primarily when they engage in significant discounting due to excess capacity and product surpluses; however, such competition historically has not had a material adverse effect on the Company's business.

        The Company believes that the principal areas of competition for its carbon fibers operations are price, quality, skill in developing new applications, ability to reliably meet the customer's volume requirements and qualifications for particular programs.

        Competitors of Zoltek Rt. in the textile fibers market include MonteFibre, Sp.A., A.G. Bayer and Acordis. However, Zoltek Rt.'s historic ties with and geographic proximity to customers in the former socialist countries provide competitive advantages for Zoltek Rt. in these markets compared to the larger manufacturers. Zoltek believes this advantage will decrease over time and, accordingly, Zoltek Rt. is pursuing a strategy of sales to Western European markets and seeking a product mix with more favorable competitive characteristics, such as advanced materials (e.g., carbon fibers precursor).

        The non-textile market for Zoltek Rt.'s products is sufficiently fragmented that no significant single direct competitor exists. Zoltek Rt.'s sales of its industrial products are heavily concentrated in the Central and Eastern European markets.

ENVIRONMENTAL

        The carbon fibers operations at the Company's Abilene, Texas and St. Charles, Missouri plants utilize incineration and scrubbing of various exhaust streams, designed to comply with applicable laws and regulations. The plants produce air emissions which are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. Management believes that the plants are currently operating in compliance with their permits and the conditions set forth therein. The Company does not believe that compliance by its carbon fibers operations with applicable environmental regulations will have a material effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of implementation of current laws or future changes in federal or state environmental laws or regulations on the Company's results of operations or financial condition.

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

EMPLOYEES

        As of September 30, 1998, the Company employed approximately
216 persons in its U.S. operations and approximately 1,436 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union and at Zoltek Rt. there are two active unions, Union Viscosa with approximately 910 members, and Viscosa 1990 with approximately 600 members (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a bi-weekly basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that its employee relations are good.

        In June 1993, Zoltek Rt. entered into an agreement with the Labor Office (the "Labor Office") of the county in which the plant is located, pursuant to which the Labor Office made a HUF 285 million (approximately $1.5 million translated at the exchange rate in effect at September 30, 1996) grant to Zoltek Rt. to finance salary payments to Zoltek Rt.'s employees during the period April through December 1993. During fiscal 1998, Zoltek Rt. received notification from the Labor Office that the labor grant would not have to be repaid.

Item 2.  Properties
------   ----------

         The Company's facilities are listed below and are considered to be suitable and adequate for its operations. All the Company's properties are owned or leased subject to various mortgage loans.

                                                                              APPROXIMATE AREA
        LOCATION                            USE                               (IN SQUARE FEET)
        --------                            ---                               ----------------
   St. Louis, Missouri           Administrative offices, marketing
                                 and engineering                                    40,000

   St. Charles, Missouri<F1>     Carbon fibers manufacturing                       107,000

   Abilene, Texas                Carbon fibers manufacturing
                                 and processing                                    428,000

   Nyergesujfalu, Hungary<F2>    Acrylic fiber, nylon, other
                                 manufacturing                                   1,600,000

________________
<F1>Subject to ground lease which expires in 2065, subject to a
    24-year renewal option thereafter.

<F2>Zoltek Rt. is located on a 150-acre site in the town of
    Nyergesujfalu, approximately 30 miles from Budapest. The facility is located on a main highway between Budapest and Vienna on the shore of the Danube River and on a major rail line.


Item 3.  Legal Proceedings
------   -----------------

         The Company is not a defendant in any legal proceedings other than ordinary routine litigation incidental to its business, which the Company does not believe will result in any material adverse effect on future consolidated results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 1998.

Item 4A. Executive Officers of the Registrant
-------  ------------------------------------

         The name, age and position with respect to each of the executive officers of the Company are set forth below:

         Zsolt Rumy, age 56, is the founder of the Company and has served as its Chairman, President and Chief Executive Officer and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Since May 1996, Mr. Rumy has served as a director of Southwest Bank of St. Louis, with which the Company maintains its primary banking relationships. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

         Daniel Greenwell, age 36, has served as Chief Financial Officer and Secretary of the Company since December 1996. Prior to joining the Company, from November 1992 to December 1996 Mr. Greenwell served as Corporate Director of Financial Analysis and Reporting of Sigma-Aldrich Corporation (a publicly held specialty chemical manufacturer) and Controller of Sigma Chemical Company (a subsidiary of Sigma-Aldrich Corporation). From August 1985 to November 1992, Mr. Greenwell was a certified public accountant for KPMG Peat Marwick (an international accounting and auditing firm) holding various positions, including Senior Manager. Mr. Greenwell received a B.S. degree in Accounting from Truman State University in 1985.

                               PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder
------  -------------------------------------------------------------
        Matters
        -------

        The Company's Common Stock (symbol: "ZOLT") is traded in the Nasdaq National Market System. The number of beneficial holders of the Company's stock is approximately 20,000.

        Set forth below are the high and low bid quotations as reported by Nasdaq for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:

                              Fiscal year ended                   Fiscal year ended
                              September 30, 1998                  September 30, 1997
                              ------------------                  ------------------

                            HIGH               LOW              HIGH               LOW
                            ----               ---              ----               ---
First Quarter              $61.25            $26.50            $44.50            $26.00

Second Quarter              41.50             26.25             39.75             21.88

Third Quarter               37.00             20.12             39.00             21.88

Fourth Quarter              22.12             11.62             65.75             34.25

Item 6. Selected Financial Data
------  -----------------------

                                              ZOLTEK COMPANIES, INC.
                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                       (In thousands, except per share data)

STATEMENT OF INCOME DATA:                                                             YEAR ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                               1998           1997           1996           1995            1994
                                                             --------       --------       --------        -------         -------
Net sales                                                    $ 83,390       $ 90,628       $ 68,957        $12,698         $ 7,920

Cost of sales                                                  58,805         64,214         49,772          7,716           4,502

Gross profit                                                   24,585         26,414         19,185          4,982           3,418

Selling, general and administrative expenses                   12,958         13,172          9,510          1,845           1,624

Operating income from continuing operations                    11,627         13,242          9,675          3,137           1,794

Interest expense                                                  494            820          1,013            740             617

Net income from continuing operations                           9,595         12,828          6,172          1,577             799

Income from discontinued operations, net of income taxes           --             --             38            456             208

Net income                                                   $  9,595       $ 12,828       $  6,210        $ 2,033         $ 1,007

Net income per share:

   Basic income per share: Continuing operations             $    .59       $    .79       $    .46        $   .16         $   .09
                           Discontinued operations                 --             --             --            .05             .02
                                                             --------       --------       --------        -------         -------

   Net income                                                $    .59       $    .79       $    .46        $   .21         $   .11
                                                             ========       ========       ========        =======         =======

Weighted average common shares outstanding                     16,216         16,212         13,348          9,583           9,314

   Diluted income per share:Continuing operations            $    .58       $    .78       $    .45        $   .16         $   .09
                            Discontinued operations                --             --             --            .05             .02
                                                             --------       --------       --------        -------         -------

   Net income                                                $    .58       $    .78       $    .45        $   .21         $   .11
                                                             ========       ========       ========        =======         =======

Weighted average common and common equivalent shares
outstanding                                                    16,525         16,547         13,737          9,820           9,449


BALANCE SHEET DATA:                                                                        SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                               1998           1997           1996           1995            1994
                                                             --------       --------       --------        -------         -------
Working capital                                              $ 53,058       $ 69,556       $ 83,224        $ 6,322         $ 3,866

Total assets                                                  147,209        139,962        134,660         18,390          17,373

Short-term debt                                                   817          2,760          4,578            745           1,662

Long-term debt, less current maturities                         5,898          4,295          5,207          6,191           6,562

Shareholders' equity                                          121,602        115,836        108,778          9,519           7,100


Item 7. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
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

        The Company is a Missouri corporation founded in 1975. Until it entered the carbon fibers business in fiscal 1987, the Company's business consisted of engineering, sales and installation of various process equipment, provision of in-house and field repair services, and distribution of various industrial products manufactured by others.

        The Company entered the carbon fiber business in fiscal 1987 through the acquisition of a Lowell, Massachusetts company that produced a line of carbon fiber products for niche and specialty markets. In fiscal 1991, the Company closed its carbon fiber production facility in Lowell, and moved to its new production facility in St. Charles, Missouri. In November 1992, the Company completed its initial public offering to finance the new facilities and to fund future growth and product development.

        In 1994, the Company began producing low-cost, high-strength carbon fiber products utilizing a proprietary continuous carbonization process to complement its specialty carbon fibers product line. During the same year, the Company negotiated two significant multi-year supply arrangements with BFGoodrich Aerospace for fibers used in carbon/carbon aircraft brakes and with TRW Vehicle Safety Systems for use in enhancing the performance of its airbag propellant. These two supply relationships have provided a substantial sales base to support Zoltek' expansion.

        In order to focus its efforts on emerging opportunities in the carbon fibers market, the Company sold all of the assets of its former equipment and services business unit during fiscal 1995 and 1996. The results of the unit's operations have been reclassified to identify them as discontinued operations.

        In November 1995, the Company completed a secondary public offering of 4.2 million shares of Common Stock and received net proceeds of $26.3 million. The Company used much of the proceeds of the offering to acquire substantially all of the shares of Magyar Viscosa Rt. (which was renamed Zoltek Rt.) for $17.8 million in December 1995 and to provide working capital to enhance Zoltek Rt.'s operations. Zoltek Rt. manufactures textile-type acrylic fibers (which are the raw material for the manufacturing of carbon fibers), as well as nylon and other industrial materials. This acquisition enabled the Company to secure access to the technology underlying the production of the acrylic fiber raw material. During fiscal 1998 Zoltek Rt. supplied trial quantities of acrylic fiber used as carbon fiber precursor. The Company expects Zoltek Rt. will supply initial production quantities of precursor during fiscal 1999. The Zoltek Rt. acquisition is reported under the purchase method of accounting and included in the Company's consolidated financial statements from the date of acquisition.

        Zoltek has achieved substantial sales growth in its carbon fibers business. From fiscal 1992 to fiscal 1998, net sales of carbon fibers grew from $3.0 million to $22.7 million. Much of the sales increase came from specialty applications, however, the Company believes that its greatest opportunities are presented by the market for its low-cost carbon fibers for much broader applications. Carbon fibers sales decreased slightly in fiscal 1998 compared to fiscal 1997 primarily due to the dampening of demand from electronics markets as a result of weak economies in Asia.

        To support the Company's growth strategy, it completed a secondary stock offering in September 1996. The Company sold 2.3 million shares of Common Stock and received net proceeds of $68.9 million. The Company is utilizing the net proceeds, together with internally generated funds, to expand its carbon fibers manufacturing capacity to approximately 40 million pounds in the United States and Hungary over the next three to five years. In addition to securing a potential raw material source, the Company developed a standardized continuous carbonization line design to optimize the technical process capabilities, reduce equipment cost and shorten lead time for future expansion between the decision to add capacity and when lines become operational.

        During the fourth quarter of fiscal 1997, the Company completed construction and began operation of five continuous carbon fiber lines, each with an annual rated capacity of 1.0 million pounds, at its Abilene, Texas facility (three lines) and Zoltek Rt. facilities (two lines). The period of process verification, product characterization and initial customer qualification relative to the new carbon fiber capacity additions that began operations at the end of fiscal 1997 was substantially completed by March 31, 1998.

        During the first half of fiscal 1998, the Company completed construction of a secondary processing building (40,000 square feet) at its Abilene, Texas facility. The Company plans to utilize the facility to perform intermediate and secondary processing operations such as specialty packaging, chopping and milling.

        At the end of fiscal 1998, the Company substantially completed two additional continuous carbonization lines at its Abilene, Texas facility. During the first quarter of fiscal 1999, the Company made the two additional lines ready for their intended use. The Company does not plan to utilize these two new lines until product demand increases.

        At the end of fiscal 1998, the Company substantially completed construction of a building (288,000 square feet) designed to house up to eight continuous carbonization lines. Additionally, the Company has placed orders for long-lead time equipment items for six additional continuous carbonization lines, each with an annual rated capacity of one million pounds. The long-lead time equipment items will be temporarily housed at the facility in Abilene, Texas. The Company does not currently anticipate initiating construction of the six additional lines during fiscal 1999 unless demand for carbon fibers increases. While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company believes the market will require demonstration of significant available capacity to initiate and develop large-scale composite applications utilizing its carbon fiber products.

        The recent major additions to the Company's carbon fiber manufacturing capacity (5.0 million pounds of rated capacity annually, completed in late fiscal 1997 and 2.0 million pounds of rated capacity annually, substantially completed in late fiscal 1998) currently are having little impact on sales. Carbon fiber sales for fiscal 1998 were $22.7 million compared to $23.2 million for fiscal 1997. The Company's strategy for the initial sales increases was to rely on what had been fast-growing markets in conductive plastics and sporting goods applications. As a result of the Asian economic crisis and its impact on the electronics sector, sales of carbon fiber into that market fell significantly in fiscal 1998. Qualification for the sporting goods applications and accompanying increases in sales have taken longer than was originally expected due to the excess capacity in the market resulting from capacity increases by other carbon fiber manufacturers.

        At the end of fiscal 1998 the Company was not operating its new continuous carbonization lines at full capacity. The Company currently anticipates that it will not operate its lines at full capacity during fiscal 1999. While the Company believes it is necessary to maintain available capacity to develop significant new applications, costs related to the unutilized capacity will adversely impact earnings during fiscal 1999. The Company currently anticipates increases in sales for the new carbon fiber lines at both the U.S. and Hungarian locations beginning in the second half of fiscal 1999.

        As part of its strategic plan, the Company is pursuing various initiatives to facilitate development of product and process applications to increase demand for low-cost carbon fiber, including possible acquisitions of selected technology for the enhancement of its operations and to lead the commercialization of selected large-scale carbon fiber composites.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

        The Company's net sales decreased 8% to $83.4 million in 1998 from $90.6 million in 1997. The decrease resulted from decreases in both Zoltek's carbon fibers business and Zoltek Rt.'s acrylic fibers business. Net sales from Zoltek's carbon fibers business totaled $22.7 million in
fiscal 1998, a decrease of 2% compared to fiscal 1997.   The decreased
sales of carbon fibers were due mainly to activities of customers that serve the electronics markets in the Far East. The Company is currently experiencing a transition period in which recent major additions to capacity have not yet had an impact on carbon fiber sales. The Company expects that the historical growth trend in carbon fiber sales will resume when Far East economies recover and additional progress is made in the development of new large-scale applications utilizing significant quantities of carbon fibers. The acrylic and other products, produced at Zoltek Rt., generated net sales of $60.7 million in 1998 compared to $67.4 million for fiscal 1997, a decrease of 10%. However, sales in metric tons was constant at 4.1 thousand for both fiscal 1998 and 1997. This decrease was due mainly to selling price reductions in the acrylic fiber markets. The acrylic fiber sales price reductions resulted from a substantial reduction in acrylonitrile (ACN) raw material pricing which the acrylic fiber manufacturers pass through to the customers. Zoltek Rt. sales of acrylic fibers and other products were to the markets Zoltek Rt. had historically served.

        Gross profit decreased 7% to $24.6 million in fiscal 1998. Decreased gross profit resulted from a 5% decrease in gross profit from Zoltek's carbon fiber business and a 8% decrease in gross profit from the acrylic and other products at Zoltek Rt. which mirrors the decrease in sales. Zoltek's gross margin from the carbon fibers business was approximately 38% of sales for fiscal 1998 and 39% for fiscal 1997. The Company's overall gross profit remained relatively constant at approximately 29% of sales for both fiscal
1998 and 1997. The acrylic and other products business generates significantly lower gross margins than the carbon fibers business and remained constant at 26% of sales for both fiscal 1998 and 1997.

        Selling, general and administrative expenses remained relatively constant at $13.0 million for fiscal year 1998 compared to $13.2 million during the prior year. This slight decrease was attributable to a reduction in market promotion costs and a change in certain employee benefits. The components of selling, general and administrative expense remained relatively constant.

        Interest expense was $0.5 million for fiscal 1998 compared to $0.8 in 1997 due mainly to the repayment of bank debt at Zoltek Rt. in the second half of fiscal 1997. Interest income for fiscal 1998 was $2.7 million compared to $4.0 million in 1997. The decrease in interest income was due to the use of the cash and cash equivalents to finance the capital expenditures that amounted to $31.2 million in fiscal 1998.

        During fiscal 1998, the Company reported income tax expense of $3.9 million compared to $3.6 million in 1997. Income before income taxes was $13.5 million in fiscal 1998 compared to $16.4 million for fiscal 1997. The increase in the effective tax rate was due principally to the recognition of income tax expense on Zoltek Rt.'s earnings beginning in the second half of fiscal 1998. Zoltek Rt. fully utilized the net operating loss carryforwards during the second quarter of fiscal 1998 and recorded tax expense for the remainder of fiscal 1998. The statutory rate for the Zoltek Rt. operation in Hungary is 18%. During most of the first half of fiscal 1998 and all of fiscal 1997, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the Company's ability to generate operating profits in the future, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition.
During fiscal 1998 and 1997, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.6 million and $1.5 million, respectively. Additionally, valuation allowance adjustments of $0.6 million and $1.5 million for fiscal 1998 and 1997, respectively, were recognized as a reduction of income tax expense.

        As a result of the foregoing, net income decreased 25% to $9.6 million for fiscal 1998 from $12.8 million in 1997. Similarly, the Company reported net income per share on a diluted basis of $0.58 for fiscal 1998 compared to $0.78 in 1997. Weighted average common shares on a diluted basis remained relatively constant at 16.5 million for both fiscal 1998 and 1997.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

        The Company's net sales increased 31% to $90.6 million in 1997 from $69.0 million in 1996. The increase resulted from an increase in both Zoltek's carbon fibers business and Zoltek Rt.'s acrylic fibers business. Net sales from Zoltek's carbon fibers business totaled $23.2 million in fiscal 1997, which was an increase of 16% compared to fiscal 1996. Higher sales revenues were recorded across carbon fiber product categories. Growth in carbon fiber sales continued to be constrained by production capacity. The acrylic and other products, produced at Zoltek Rt., had net sales of $67.4 million in 1997 compared to $48.9 million for the period December 8, 1995 (the acquisition date) to September 30, 1996 which was an increase of 38%. Zoltek Rt. sales of acrylic and other products were from the markets Zoltek Rt. had historically served prior to the acquisition.

        Gross profit increased 38% to $26.4 million in fiscal 1997. Increased gross profit resulted from a 14% increase in gross profit from Zoltek's carbon fiber business and a 55% increase in gross profit from the acrylic and other products at Zoltek Rt. Zoltek's gross margin from the carbon fibers business was approximately 39% of sales for fiscal 1997 and 40% for fiscal 1996. The Company's overall gross profit remained relatively constant at 29% of sales for the year compared to 28% in the prior year. The acrylic fibers and other products business generates significantly lower gross margins than the carbon fibers business, however, the gross margin was increased to 26% of sales in the current year compared to 23% in the prior year due to productivity and sales improvements over the prior year.

        Selling, general and administrative expenses were $13.2 million for fiscal year 1997 compared to $9.5 million during the prior year.
This increase was due to the inclusion of Zoltek Rt.'s operations for the full year in 1997 compared to the period December 8, 1995 to September 30, 1996 and to the addition of marketing, engineering, product development and administrative staffs to support the carbon fibers manufacturing expansion.

        Interest expense was $0.8 million for fiscal 1997 compared to $1.0 in 1996 due mainly to the elimination of bank debt at Zoltek Rt. Interest income for the year was $4.0 million compared to $0.5 million in 1996. Interest income increased due to the interest generated on the increased cash, cash equivalents and marketable securities balances in fiscal 1997 derived from the Company's secondary offerings.

        During fiscal 1997, the Company reported income tax expense of $3.6 million compared to $2.6 million in 1996. The effective tax rate remained relatively constant between years, excluding the effects of the Zoltek Rt. acquisition. The increase in income tax expense was primarily attributable to the increased interest income and net profits from the U.S. carbon fiber operations. The statutory rate for the Zoltek Rt. operation in Hungary is 18%. In 1997, Zoltek Rt. had net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During 1997 and 1996, Zoltek Rt. utilized $1.5 and $0.6 million, respectively, of the net operating loss carryforwards to reduce the income tax liability. Additionally, a valuation allowance adjustment of $1.5 and $0.3 million was recognized as a reduction to income tax expense during 1997 and 1996, respectively.

        In connection with the Company's determination, in August 1995, to dispose of its equipment and services business unit, the Company sold the unit's remaining product line, flexible graphite products, in June 1996 in consideration of a note receivable for $0.2 million, which approximated the net book value of such assets.

        As a result of the foregoing, net income increased 107% to $12.8 million for fiscal 1997 from $6.2 million in 1996. Similarly, the Company reported net income per share of $0.78 for fiscal 1997 compared to net income per share of $0.45 in 1996. Weighted average common shares increased to 16.5 million from 13.7 million primarily due to the effect of stock options under existing plans.

LIQUIDITY AND CAPITAL RESOURCES


        The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

        The Company's financial position remains strong and it is sufficient to continue to execute its strategic expansion plans. At September 30, 1998, the Company reported working capital of $53.1 million compared to working capital of $69.6 million at September 30, 1997. The decrease in working capital from September 30, 1997 to September 30, 1998 was due primarily to the use of short-term investments to finance $31.2 million in capital expenditures for expansion of carbon fiber production capacity ($28.6 million) and other product lines ($2.6 million), partially offset by the net increase in short-term operating accounts.

        Inventories increased from $12.5 million at September 30, 1997 to $24.2 million at September 30, 1998. The Company has built carbon fiber inventories as it qualified and readied new lines for commercial scale operations. In addition, the Company added to its inventory levels to capitalize on perceived advantageous pricing and availability of acrylic fiber precursor, while expected carbon fiber sales were constrained by market overcapacity and competitive conditions. The Company expects that the rate of inventory growth will decrease significantly in fiscal 1999.

        Marketable securities at September 30, 1998 amounted to $19.0 million compared to $18.3 million at September 30, 1997. The marketable securities primarily include U.S. Agency Notes with maturities longer than three months but less than twelve months and preferred stock.

        Other receivables of $2.4 million consisted primarily of VAT and import refunds due Zoltek Rt. from the Hungarian taxing authorities and cash in transit associated with the long-term debt financed by Abilene, Texas. Other long-term liabilities were related to various supply agreements between Zoltek Rt. and its vendors and deferred interest associated with financing and incentives from Abilene, Texas.

        Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, the expansion of the Company's carbon fibers production capacity and the acquisition of Zoltek Rt. In fiscal 1998, the Company made capital expenditures of $31.2 million for various projects compared to $26.6 million during fiscal 1997. Of these expenditures in fiscal 1998 approximately $28.6 million was used for the new continuous carbonization lines and $2.6 million was used at Zoltek Rt. for modernization and modifications to produce acrylic fiber and other industrial products. These expenditures were financed principally with cash from the secondary offering in September 1997 and from cash generated from operations.

        The Company continues to believe that identified and forecasted customer demand for carbon fiber products will require additional substantial increases in capacity. In June 1997, the Company acquired a 100,000 square foot newly constructed building and 11 acres in Abilene, Texas for its planned capacity expansion, in consideration for a $1.9 million note payable. The Company constructed a 40,000 square foot building and acquired an additional 42 acres at the Abilene facility in the fourth quarter of fiscal 1998. In connection with the purchase of the Abilene facility during fiscal 1997 and 1998, the Company obtained a ten-year, non-interest-bearing loan of $3.1 million, which has been discounted, through the City of Abilene that will mature in January 2008. The Company refinanced the short-term non-interest-bearing loan of $1.9 million obtained from the City of Abilene in fiscal 1997 into the new long-term loan with Abilene. The long-term loan with the City of Abilene will be repaid with future real estate and personal property tax abatements granted by the City of Abilene.

        At the end of fiscal 1998, the Company substantially completed two additional continuous carbonization lines at its Abilene, Texas facility. During the first quarter of fiscal 1999, the Company made the two additional lines ready for their intended use. The Company does not plan to utilize these two new lines until product demand increases.

        At the end of fiscal 1998, the Company substantially completed construction of a building (288,000 square feet) designed to house up to eight continuous carbonization lines. Additionally, the Company has placed orders for equipment items with long-lead times for six additional continuous carbonization lines, each with an annual rated capacity of one million pounds. The Company plans to temporarily warehouse the long-lead time equipment items at its facility in Abilene, Texas. The Company does not currently anticipate initiating construction of the six additional lines during fiscal 1999 unless demand for carbon fibers increases. The Company's overall strategic plan calls for additional capital expenditures of approximately $10 to $15 million in fiscal 1999 to obtain long-lead time equipment items and fund building construction. The Company does not anticipate further expenditures on continuous carbonization lines in fiscal 1999 other than those long-lead time items which it is currently committed to acquire. These expenditures will be funded with cash and cash equivalents, marketable securities on hand and internally generated funds.

        The Company continues to maintain an excellent relationship with its lead bank, Southwest Bank of St. Louis. The Company maintains several credit commitments with the bank that would allow the Company to borrow approximately $10 million. The Company is currently negotiating with several U.S. and international banks to secure additional lines of credit, should the need arise for additional borrowings.

        Additionally, since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. These loans are non-recourse loans for the Company's headquarters and St. Charles manufacturing facility. Based on the interest rates and the nature of the loans, the Company plans to repay these loans in accordance with their stated long-term amortization schedules.

        Pursuant to a secondary stock offering in November 1995, the Company sold 4.2 million shares of Common Stock and realized net proceeds of approximately $26.3 million. The Company utilized approximately $17.8 million to fund the purchase of Zoltek Rt. With an additional secondary stock offering in September 1996, the Company sold 2.3 million shares of Common Stock and realized net proceeds of approximately $68.9 million. The proceeds from these stock offerings were used to finance the capital additions in the U.S. and at Zoltek Rt. of $31.2 and $26.6 million during 1998 and 1997, respectively. Since the acquisition of Zoltek Rt., the Company has made available $8.5 million to fund working capital requirements, repayment of bank debt and capital expenditures associated with the new continuous carbonization lines. Zoltek Rt.'s cash flow from operations has funded the carbon fiber expansion in Hungary during fiscal 1997 and 1998. The remaining proceeds from the secondary stock offerings are continuing to be used for capital expenditures associated with the construction of additional continuous carbonization lines at Abilene and Zoltek Rt. and for related working capital requirements.

        As part of its strategic plan, the Company is pursuing various initiatives to facilitate development of product and process applications to increase demand for low-cost carbon fiber, including possible acquisitions of selected technology for the enhancement of its operations and to lead the commercialization of selected large-scale carbon composites.

        Beginning in the second quarter of fiscal 1996, Zoltek Rt. obtained short-term financing consisting of working capital loans and commercial letters of credit, of which $3.7 million was outstanding at September 30, 1996. The Company repaid the Zoltek Rt. borrowings during fiscal 1997.

        At the date of acquisition of Zoltek Rt., the Company recorded liabilities related to a governmental grant received by Zoltek Rt. to finance salary payments prior to the acquisition, subject to repayment by Zoltek Rt. under certain conditions relative to employment levels, and other additional cost related to the acquired operations. Zoltek Rt. has received notification from the Hungarian Labor Office that the labor grant would not have to be repaid. The opening balance sheet of Zoltek Rt. will be adjusted to reflect elimination of the unused portion of the liability related to the governmental wage grant.

IMPACT OF YEAR 2000

        The significance of the year 2000 is that computer programs, other business systems and date sensitive devices were installed using two digits rather than four to define the applicable year, thus they could read the year 2000 as 1900. This could cause disruptions of operations due to system failures or miscalculations that could result in a temporary inability to process normal transactions or engage in other business activities.

        The Company has completed its review of the internal business systems and is in the process of modifying or replacing any systems that are not Year 2000 compliant. The review of manufacturing processes and facility management systems is underway and any identified systems will be corrected to be Year 2000 compliant. All modifications and changes in internal business, manufacturing processes and facility management systems are anticipated to be completed by June 1999. Information system maintenance and modifications are expensed as incurred, while any new software and equipment is capitalized and amortized over the asset's useful life. The Company purchased and installed new business system programs in both the U.S. and Hungarian operations at the beginning of fiscal 1998 which were Year 2000 compliant upon installation. The cost of these new systems was approximately $1.0 million. The Company has not separately identified the costs incurred to date for system and program modifications required specifically for Year 2000 compliance but does not believe they were material to operations or financial position. The costs of any further changes currently anticipated are also not expected to be material to either operations or financial position.

        The Company is currently contacting its key unrelated trading partners (suppliers and customers) to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. Sufficient responses to its inquiries have not been received from these trading partners to form an accurate assessment of their Year 2000 readiness. The Company does not have control over these third parties and, therefore, cannot currently determine the extent future operating results may be adversely affected by their failure to correct their Year 2000 problems.

        Based on the Company's accomplishments to date, no contingency plans are expected to be needed and none have been developed. Since the Company anticipates having all Year 2000 issues resolved by June 1999, it believes that adequate time will be available to develop contingency plans and insure that alternatives are developed and implemented. Although the Company believes that the probability is remote, Year
2000 issues could have a material impact on the results from operations if alternatives are not developed and implemented on a timely basis.

OUTLOOK

        Indications from the market place are that long-term demand for carbon fibers will grow as expected. During the Company's multi-year growth program, from time to time demand may lag capacity growth, as new markets take time to develop. In the Company's view, this is neither unexpected nor undesirable during the development of significant new applications. Significant new applications would increase demand in significant quantities, compared to limited incremental volume increases. Therefore, the Company believes it will be necessary to incur costs related to available capacity during the periods while applications are being developed. The Company's carbon fiber sales expectations are based on a combination of the anticipated growth of existing customer demand and projected new applications development.

        During the fourth quarter of fiscal 1998, the acrylic fiber market experienced a sharp downturn in sales prices and related gross profit, primarily as a result of substantial reductions in the market price of acrylonitrile (ACN) raw material. The Company expects these market conditions to continue during much of fiscal 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------
        Not Applicable.

Item 8. Financial Statements
------  --------------------

                         ZOLTEK COMPANIES, INC.
                  REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ZOLTEK COMPANIES, INC.
-------------------------------------------------------------------------

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc., and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
St. Louis, Missouri
November 18, 1998

                                      ZOLTEK COMPANIES, INC.
                                    CONSOLIDATED BALANCE SHEET
                          (Amounts in thousands, except per share data)

ASSETS                                                                          SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                                                          1998                1997
                                                                        --------            --------
Current assets:
  Cash and cash equivalents                                             $  8,004            $ 41,148
  Marketable securities                                                   18,961              18,302
  Accounts receivable, less allowance for doubtful accounts of
    $314 and $331, respectively                                           14,964              14,163
  Inventories                                                             24,209              12,487
  Prepaid expenses                                                           173                 402
  Other receivables                                                        2,403               1,636
  Refundable income taxes                                                    745                   -
                                                                        --------            --------
      Total current assets                                                69,459              88,138
Property and equipment, net                                               76,861              51,382
Other assets                                                                 889                 442
                                                                        --------            --------
      Total assets                                                      $147,209            $139,962
                                                                        ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term notes payable                                              $      -            $  1,853
  Current maturities of long-term debt                                       817                 907
  Trade accounts payable                                                  11,429              10,599
  Accrued expenses and other liabilities                                   4,155               5,099
  Income taxes payable                                                         -                 124
                                                                        --------            --------
      Total current liabilities                                           16,401              18,582
Other long-term liabilities                                                1,009                 243
Long-term debt, less current maturities                                    5,898               4,295
Deferred income taxes                                                      2,299               1,006
                                                                        --------            --------
      Total liabilities                                                   25,607              24,126
                                                                        --------            --------
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000 shares authorized,
    no shares issued and outstanding                                           -                   -
  Common stock, $.01 par value, 50,000 shares authorized,
    16,216 shares issued and outstanding                                     162                 162
  Additional paid-in capital                                              99,954              99,954
  Cumulative foreign currency translation adjustment                     (12,341)             (8,512)
  Retained earnings                                                       33,827              24,232
                                                                        --------            --------
      Total shareholders' equity                                         121,602             115,836
                                                                        --------            --------
      Total liabilities and shareholders' equity                        $147,209            $139,962
                                                                        ========            ========


        The accompanying notes are an integral part of the consolidated financial statements.

                                  ZOLTEK COMPANIES, INC.
                             CONSOLIDATED STATEMENT OF INCOME
                       (Amounts in thousands, except per share data)
                                                                   YEAR ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------
                                                                 1998         1997       1996
                                                               -------      -------    -------
Net sales                                                      $83,390      $90,628    $68,957
Cost of sales                                                   58,805       64,214     49,772
                                                               -------      -------    -------
  Gross profit                                                  24,585       26,414     19,185
Selling, general and administrative expenses                    12,958       13,172      9,510
                                                               -------      -------    -------
  Operating income from continuing operations                   11,627       13,242      9,675
Other income (expense):
  Interest expense                                                (494)        (820)    (1,013)
  Interest income                                                2,653        3,979        546
  Other, net                                                      (253)          29       (497)
                                                               -------      -------    -------
Income from continuing operations before income taxes           13,533       16,430      8,711
Provision for income taxes                                       3,938        3,602      2,539
                                                               -------      -------    -------
  Net income from continuing operations                          9,595       12,828      6,172
Income from discontinued operations, net of income taxes             -          -           38
                                                               -------      -------    -------
  Net income                                                   $ 9,595      $12,828    $ 6,210
                                                               =======      =======    =======
Net income per share:
  Basic income per share:  Continuing operations               $  0.59      $  0.79    $  0.46
                           Discontinued operations                   -            -          -
                                                               -------      -------    -------
  Net income                                                   $  0.59      $  0.79    $  0.46
                                                               =======      =======    =======
Weighted average common shares outstanding                      16,216       16,212     13,348

  Diluted income per share:  Continuing operations             $  0.58      $  0.78    $  0.45
                             Discontinued operations                 -            -          -
                                                               -------      -------    -------
  Net income                                                   $  0.58      $  0.78    $  0.45
                                                               =======      =======    =======
Weighted average common and common equivalent shares
 outstanding                                                    16,525       16,547     13,737

     The accompanying notes are an integral part of the consolidated financial statements.


                                              ZOLTEK COMPANIES, INC.
                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (Amounts in thousands)
                                                                Additional  Cumulative                 Total
                                                        Common   Paid-in    Translation   Retained  Shareholders'
                                                        Stock    Capital    Adjustment    Earnings     Equity
-----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                             $ 48     $ 4,208     $     -      $ 5,263     $  9,519
Secondary stock offering November 1995                    21      26,271           -            -       26,292
Common stock split (2-for-1) in June 1996                 69           -           -          (69)           -
Secondary stock offering September 1996                   23      68,853           -            -       68,876
Exercise of stock options                                  1          78           -            -           79
Benefit of tax deduction for stock option
  compensation expense                                     -         460           -            -          460
Foreign currency translation adjustment                    -           -      (2,658)           -       (2,658)
Net income for the year ended September 30, 1996           -           -           -        6,210        6,210
                                                        ----     -------     -------      -------     --------
Balance, September 30, 1996                              162      99,870      (2,658)      11,404      108,778
Exercise of stock options and benefit of
  tax deduction                                            -          84           -            -           84
Foreign currency translation adjustment                    -           -      (5,854)           -       (5,854)
Net income for the year ended September 30, 1997           -           -           -       12,828       12,828
                                                        ----     -------     -------      -------     --------
Balance, September 30, 1997                              162      99,954      (8,512)      24,232      115,836
Foreign currency translation adjustment                    -           -      (3,829)           -       (3,829)
Net income for the year ended September 30, 1998           -           -           -        9,595        9,595
                                                        ----     -------     -------      -------     --------
Balance, September 30, 1998                             $162     $99,954    ($12,341)     $33,827     $121,602
                                                        ====     =======     =======      =======     ========


               The accompanying notes are an integral part of the consolidated financial statements.

                                            ZOLTEK COMPANIES, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Amounts in thousands)
                                                                                  YEAR ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------
                                                                               1998        1997         1996
                                                                             --------    --------     --------
Cash flows from operating activities:
 Net income                                                                  $  9,595    $ 12,828     $  6,210
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                3,519       2,637        2,848
   Unrealized foreign exchange (gain) loss                                        121        (159)           8
   Other, net                                                                      84         175          160
   Changes in assets and liabilities, net of effects from purchase of Zoltek Rt.:
     Increase in accounts receivable                                           (1,777)     (3,562)      (5,006)
     Increase in other receivables                                               (951)       (662)        (751)
     Increase in inventories                                                  (12,700)     (1,649)      (3,651)
     Increase in prepaid expenses and other assets                               (359)        (85)        (341)
     Decrease in inventories held for sale                                          -           -          453
     Increase (decrease) in trade accounts payable                              1,392       3,337       (1,322)
     Increase (decrease) in accrued expenses and other liabilities             (1,277)      2,258          393
     Increase in income taxes payable and deferred taxes                          474         286          131
     Increase (decrease) in other long-term liabilities                           761      (2,213)      (1,097)
                                                                             --------    --------     --------
      Total adjustments                                                       (10,713)        363       (8,175)
                                                                             --------    --------     --------
Net cash used (provided) by operating activities                               (1,118)     13,191       (1,965)
                                                                             --------    --------     --------

Cash flows from investing activities:
 Payments for purchase of Zoltek Rt., net of cash acquired                          -           -      (17,555)
 Payments for purchase of property and equipment                              (31,188)    (26,589)      (5,134)
 Net purchase of marketable securities                                           (659)    (18,302)           -
                                                                             --------    --------     --------
Net cash used by investing activities                                         (31,847)    (44,891)     (22,689)
                                                                             --------    --------     --------

Cash flows from financing activities:
 Net proceeds from sale of common stock                                             -           -       95,167
 Net proceeds from exercise of stock options and warrants                           -          84          538
 Proceeds from issuance of notes payable                                          509       5,527       13,050
 Repayment of notes payable                                                      (848)     (7,864)     (10,215)
 (Increase) decrease in notes receivable                                          119         169         (162)
 Decrease in deferred costs                                                         -           -          286
                                                                             --------    --------     --------
Net cash provided (used) by financing activities                                 (220)     (2,084)      98,664
                                                                             --------    --------     --------
Effect of exchange rate changes on cash                                            41        (515)        (240)
                                                                             --------    --------     --------
Net increase (decrease) in cash                                               (33,144)    (34,299)      73,770
Cash and cash equivalents at beginning of period                               41,148      75,447        1,677
                                                                             --------    --------     --------
Cash and cash equivalents at end of period                                   $  8,004    $ 41,148     $ 75,447
                                                                             ========    ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                    $    502    $    815     $    996
 Income taxes                                                                   3,559       2,983        1,954


           The accompanying notes are an integral part of the consolidated financial statements.

                        ZOLTEK COMPANIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

    Zoltek Companies, Inc. (the "Company") is a holding company which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc. and Zoltek Rt. Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers used in aircraft brakes and other composite materials. In August 1995, the Company's Board of Directors authorized the disposition of the Company's former Equipment and Services Business Unit ("ESBU"), which supplied industrial process equipment, aftermarket components and repair services. These operations have been classified as a discontinued operation (Note 12). Zoltek Rt. (formerly known as Zoltek Magyar Viscosa, Rt.) manufactures and markets acrylic and nylon fibers and yarns to the textile industry, and recently began operating two continuous carbonization lines. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. In addition, Zoltek Rt. provides public works services for plant use and to the town of Nyergesujfalu, Hungary. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION

    For Zoltek Rt. which prepares its financial statements in the Hungarian Forint, assets and liabilities are translated at year-end exchange rates and the income statement is translated at the average exchange rate for the year. The related translation adjustments are reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. are included in results of operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

REVENUE RECOGNITION

    The Company recognizes sales on the date the products are shipped. During 1998, approximately $8,721,000 of sales was earned from one customer.

CONCENTRATION OF CREDIT RISK

    Zoltek's carbon fiber products are primarily sold to customers in the aerospace and composite industries. Zoltek Rt.'s products are mainly sold to customers in the textile industry. While the markets for the Company's products are geographically unlimited, most of Zoltek's business is with customers located in North America and most of Zoltek Rt.'s sales are to customers in Eastern Europe, the Commonwealth of Independent States, Europe and Asia. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of September 30, 1998, the Company had no significant concentrations of credit risk.

CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $7,222,000 and $40,041,000 at September 30, 1998 and 1997,
respectively.  At September 30, 1997, cash equivalents included
$25,443,000 of U.S. Treasury Bills.

MARKETABLE SECURITIES

    Marketable securities consist of U.S. Treasury and U.S. Agency Notes with maturities of less than one year (classified as held-to-maturity) that are valued at amortized cost and preferred stock equities (classified as available-for-sale) that are valued at fair market value that approximated cost. At September 30, 1998 and 1997, the Company held $16,811,000 and $16,219,000, respectively, of U.S. Treasury and U.S. Agency Notes and $2,150,000 and $2,083,000, respectively, of preferred stock equities.

INVENTORIES

    Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the years ended September 30, 1998, 1997 and 1996, due to the short period of construction. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

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

    During 1998, the Company incurred costs of $1,250,000 relating to initial operation of the new continuous carbonization lines. Such costs were reimbursed by economic incentive funds received from the City of Abilene, Texas.

FINANCIAL INSTRUMENTS

    The Company does not hold any financial instruments for trading purposes. The carrying value of cash, marketable securities, and accounts payable approximated fair value at September 30, 1998 and 1997. Long-term debt bears current market rates of interest.

RESEARCH AND DEVELOPMENT EXPENSES

    Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Such costs were approximately $893,000, $712,000 and $537,000 in 1998, 1997, and 1996,
respectively.

INCOME TAXES

    The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

STOCK-BASED COMPENSATION

    SFAS No. 123 "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of the grants.

NET INCOME PER SHARE

    SFAS No. 128, "Earnings Per Share," was adopted by the Company and all prior years presented were adjusted to reflect the new calculation. Accordingly, basic net income per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for each period, while diluted net income per share reflects the potential dilutive effects of stock options and incentive shares. All share and per share data have been adjusted to give retroactive effect to the stock splits described in Note 9.

RECENT ACCOUNTING PRONOUNCEMENTS

    The following recently issued accounting standards will be applicable to the Company for its fiscal year ending September 30, 1999:

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components as a part of a full set of financial statements. This statement applies only to the presentation of comprehensive income.

SFAS 131, "Disclosure About Segments of an Enterprise and Related Information," establishes standards for the reporting by public enterprises of information about operating segments. It also establishes standards for disclosure about products and services, geographical areas and major customers.

Both SFAS 130 and SFAS 131 are not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

FINANCIAL PRESENTATION CHANGES

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  ACQUISITION
-------------------------------------------------------------------------

    On December 8, 1995, the Company acquired Zoltek Rt. Pursuant to agreements with the Hungarian State Property Agency and other shareholders and lenders, the Company acquired approximately 95% of the equity ownership and substantially all the debt of Zoltek Rt. for approximately $18 million. Subsequently, the Company acquired an additional 2% of the equity ownership for $250,000. The Zoltek Rt. acquisition is reported under the purchase method of accounting and is included in the Company's consolidated financial statements from the date of acquisition. The purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess of the fair market value of the assets acquired over the purchase price was allocated to reduce property and equipment.

    At the date of acquisition, the Company assumed a liability related to a governmental grant received by Zoltek Rt. to finance salary payments prior to the acquisition, but subject to repayment by Zoltek Rt. if it failed to maintain specified employment levels, and other costs related to the acquired operations was recorded. During fiscal 1998 and fiscal 1997, a charge of approximately $0.2 and $0.9 million, respectively, was made against the liability to maintain employment at levels specified by the grant. During fiscal 1998, Zoltek Rt. received notification from the Hungarian Labor Office that the labor grant would not have to be repaid. The opening balance sheet of Zoltek Rt. will be adjusted to reflect elimination of the unused portion of the liability related to the governmental wage grant.

    Set forth below are unaudited pro forma combined results of operations of Zoltek and Zoltek Rt. for the twelve months ended September 30, 1996 as if the Zoltek Rt. acquisition had been completed as of October 1, 1995. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the acquisition of Zoltek Rt. been completed as of October 1, 1995 (amounts in thousands, except per share data):

                                          YEAR ENDED
                                     SEPTEMBER 30, 1996
                                     ------------------

    Net sales                              $80,323
    Net income from continuing operations    6,034
    Net income                               5,996
    Net income per share                      0.43

3.  INVENTORIES
------------------------------------------------------------------------------

    Inventories consist of the following (amounts in thousands):

                                                               SEPTEMBER 30,
                                                           1998          1997
                                                          -------       -------
    Raw materials                                         $ 6,464       $ 5,886
    Work-in-process                                         1,837         1,008
    Finished goods                                         15,509         5,076
    Supplies, spares and other                                399           517
                                                          -------       -------

                                                          $24,209       $12,487
                                                          =======       =======

4.  PROPERTY AND EQUIPMENT
------------------------------------------------------------------------------


    Property and equipment consists of the following (amounts in thousands):

                                                               SEPTEMBER 30,
                                                           1998          1997
                                                         --------       -------
    Land                                                 $  1,146       $ 1,176
    Buildings and improvements                             24,669        22,467
    Machinery and equipment                                59,200        33,591
    Furniture and fixtures                                  3,751         3,315
                                                         --------       -------
                                                           88,766        60,549
    Less:  accumulated depreciation                       (11,905)       (9,167)
                                                         --------       -------
                                                         $ 76,861       $51,382
                                                         ========       =======

5.  INCOME TAXES
------------------------------------------------------------------------------

The components of the provision for income taxes for the years ended September 30, are as follows (amounts in thousands):

From continuing operations:

                                               1998           1997         1996
                                              ------         ------       ------
    Current:
      Federal                                 $1,855         $2,721       $1,566
      State                                      117            142           98
      Non-U.S. local                             627            673          401
                                              ------         ------       ------
                                               2,599          3,536        2,065

    Deferred:
      Federal                                    714             66          154
      State                                        -              -            7
      Non-U.S.                                   625              -          313
                                              ------         ------       ------
                                               1,339             66          474
                                              ------         ------       ------

        Total continuing operations            3,938          3,602        2,539
                                              ------         ------       ------

    From discontinued operations:
    Current:
      Federal                                      -              -           24
      State                                        -              -            1
                                              ------         ------       ------
        Total discontinued operations              -              -           25
                                              ------         ------       ------
                                              $3,938         $3,602       $2,564
                                              ======         ======       ======

    Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Amounts giving rise to the deferred income tax liability at September 30 are as follows (amounts in thousands):

                                                              1998         1997
                                                             ------       ------
    Depreciation                                             $1,700       $  899
    Employee related costs                                      167          (37)
    Inventory reserve                                          (220)           -
    Bad debt accrual                                            (36)         (34)
    Deferred state income taxes                                 (38)          43
    Other                                                        48          (89)
    Non-U.S. operations deferred tax, net                       678          224
                                                             ------       ------
    Total deferred tax liability                             $2,299       $1,006
                                                             ======       ======

    At September 30, 1997, the Company had deferred tax assets and a related valuation allowance of $559,000 related to net operating loss carryforwards and tax positions subject to examination by Hungarian tax authorities. During 1998 and 1997, the Company recorded a reduction in the valuation allowance of $559,000 and $1,471,000, respectively, related to utilization of net operating loss carryforwards in 1998 and 1997.

    The provision for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                 1998           1997            1996
                                                                ------        -------          ------
    At statutory rate:
      Income taxes on income from continuing operations         $4,601        $ 5,586          $2,962
      Income taxes on income from discontinued operations            -              -              22
    Increases (decreases):
      Lower effective tax rate on non-U.S. operations             (988)        (1,303)           (593)
      Valuation allowance change                                  (334)        (1,471)           (265)
      Local taxes, non-U.S.                                        627            673             401
      State taxes, net of federal benefit                          (35)           142              71
      Other                                                         67            (25)            (33)
                                                                ------         ------          ------
                                                                $3,938         $3,602          $2,565
                                                                ======         ======          ======

    For the years ended September 30, 1998, 1997 and 1996, the consolidated income from continuing operations before income taxes by domestic and foreign sources was $7,358,000 and $6,175,000, $8,287,000 and $8,143,000, and $5,006,000 and $3,706,000, respectively.
Undistributed earnings of Zoltek Rt. ($10,424,000 and $5,142,000 at September 30, 1998 and 1997, respectively) are considered to be permanently invested and, accordingly, no provision for income taxes was made.


6.  FINANCING
------------------------------------------------------------------------------
SHORT-TERM DEBT AND CREDIT AGREEMENTS

    The Company had a short-term non-interest bearing note of $1,853,000 at September 30, 1997 that was secured by the real estate of the Abilene plant. This note matured in December 1997 and was refinanced in 1998 as part of the new long-term debt financing provided by the City of Abilene, Texas.

    The Company has a revolving credit agreement with Southwest Bank, St. Louis, Missouri, which bears interest at prime (prime rate at September 30, 1998 was 8.0%) with a maximum available of $3,500,000. There were no borrowings under the revolving credit agreement at September 30, 1998 or 1997. The Company also has various lines of credit with Hungarian banks used primarily for bank guarantees and letters of credit of Zoltek Rt.'s vendors which totaled $5,200,000 at September 30, 1998.

LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                 SEPTEMBER 30,
------------------------------------------------------------------------------------------------
                                                                                 1998      1997
                                                                                ------    ------
Note payable with interest at 9%, payable in monthly installments of
  principal and interest of $62,458 to maturity in November 1999                $  533    $1,201

Note payable with interest at 9.95%, payable in monthly installments of
  principal and interest of $19,288 to maturity in September 2009                1,544     1,617

Note payable with interest at 9.5%, payable in monthly installments of
  principal and interest of $27,672 to maturity in December 2009                 2,276     2,384

Non-interest bearing note payable (discounted at 8%) to the City of Abilene,
  Texas to be repaid from real estate and personal property tax abatements       2,362         -
                                                                                ------    ------
                                                                                 6,715     5,202

Less:  amounts payable within one year                                            (817)     (907)
                                                                                ------    ------

                                                                                $5,898    $4,295
                                                                                ======    ======

Following is a schedule of required principal payments of long-term debt (amounts in thousands):

             YEAR ENDING
            SEPTEMBER 30,              TOTAL

               1999                    $  817
               2000                       451
               2001                       600
               2002                       762
               2003                       937
               Thereafter               3,148
                                       ------
                                       $6,715
                                       ======

    The note payable, aggregating $533,000 at September 30, 1998, is secured by machinery and equipment. The remaining notes payable are secured by real estate holdings.

7.  COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------

LEASE

    Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease which provides for 100% real estate tax abatement and expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease required a prepayment of $50,000 for rental through October

1993 and requires annual rental payments of $57,991 through October 2010. Rental expense related to this lease was $57,991 for the years ended September 30, 1998, 1997 and 1996.

LEGAL

    The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

8.  PROFIT SHARING PLAN
----------------------------------------------------------------------------

    The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. The Company's contribution to the plan is determined annually by the Board of Directors. Contributions of $220,000, $180,000 and $139,000 were made for the years ended September 30, 1998, 1997 and 1996, respectively.


9.  RECAPITALIZATIONS AND STOCK SPLITS
----------------------------------------------------------------------------

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

    In February 1997, the Company's authorized capital structure was changed to 50,000,000 shares of common stock, par value $.01 per share.

    All share and per share amounts in the accompanying financial statements and notes have been adjusted to give retroactive effect to the stock splits for all periods presented.

10. STOCK OPTIONS
----------------------------------------------------------------------------

    In July 1992, the Company adopted a Long-Term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance
shares, restricted shares and performance units.    The Committee
determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1995, 1996, 1997 and 1998 vest 100% five years from date of grant. The options were issued at an option price equal to the market price on the date of grant.

    In July 1992, the Company adopted a Directors Stock Option Plan under which options to purchase 3,000 shares of common stock at the then fair market value will be issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 3,000 shares of common stock, at the then fair market value. The plan was amended in February 1995 to increase the annual grants to 7,500 shares. The options expire from 2002 through 2008, respectively.

    The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented below as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

    Assumptions                          1998           1997
    -----------                         -------        -------
      Expected life of options          6 years        6 years
      Risk free interest rate           5.50%          6.36%
      Volatility of stock                 74%            65%
      Expected dividend yield              --             --

    The weighted average fair value of the options granted during 1998 and 1997 was $1,809,000 and $1,701,000, respectively. Had the fair value of the options been amortized to expense over the options' vesting period, the pro forma impact on earnings of the stock-based compensation for the options under the provision would have been as follows (in thousands, except for earning per share information):

                                        1998           1997
                                       ------        -------
    Net income:
      As reported                      $9,595        $12,828
      Pro forma                         9,040         12,547

    Diluted income per share:
      As reported                      $ 0.58        $  0.78
      Pro forma                          0.55           0.76

    In accordance with SFAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, the Company's stock options do not trade on a secondary exchange, and therefore, the employees and directors cannot derive any benefit from holding the stock options under these plans without an increase in the market price of Company stock. Such an increase in stock price would benefit all shareholders commensurately.

    Presented below is a summary of stock option plans activity for the years shown:

                                                Wtd. Avg.      Options       Wtd. Avg.
                                   Options   Exercise Price  Exercisable  Exercise Price
                                  --------   --------------  -----------  --------------
     Balance, September 30, 1995   555,000       $ 3.98         61,500        $ 3.36
      Granted                      332,500         9.93
      Exercised                   (117,000)        1.33
      Cancelled                    (80,500)        1.33
                                  --------

     Balance, September 30, 1996   690,000       $ 7.40         85,500        $ 7.83
      Granted                      155,000        27.59
      Exercised                     (6,000)        1.83
      Cancelled                   (209,000)       17.92
                                  --------

     Balance, September 30, 1997   630,000       $10.35        117,000        $15.64
      Granted                       97,500        38.27
      Exercised                          -            -
      Cancelled                     (5,000)        8.38
                                  --------

     Balance, September 30, 1998   722,500       $14.13        154,500        $21.31
                                  ========

     The following table summarizes information for options currently outstanding and exercisable at September 30, 1998:

                                Options Outstanding                Options Exercisable
                    ------------------------------------------  -------------------------
     Range of                     Wtd. Avg.       Wtd. Avg.                   Wtd. Avg.
      Prices        Number     Remaining Life   Exercise Price  Number     Exercise Price
   ------------     -------    --------------   --------------  -------    --------------
   $  1.33-2.33      12,000        5 years         $ 1.83        12,000        $ 1.83
      3.42-6.25     330,000        6 years           4.79        30,000          4.33
     8.38-13.50     168,000        7 years           9.52        37,500         13.50
    27.25-31.25     115,000        8 years          28.49        37,500         31.25
    34.25-39.00      97,500        9 years          38.27        37,500         39.00
                    -------                                     -------
   $ 1.33-39.00     722,500        7 years         $14.13       154,500        $21.31
                    =======                                     =======

11. SECONDARY STOCK OFFERINGS
-------------------------------------------------------------------------

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

12. DISCONTINUED OPERATIONS
-------------------------------------------------------------------------

    In view of the equipment and services business unit's operating performance, demands of the unit on the Company's finite managerial resources and the perceived opportunities in the carbon fibers operations, the Company's Board of Directors authorized in August 1995 the disposition of the Company's ESBU. Revenues from the ESBU were $760,000 in fiscal 1996. The Company sold the unit's remaining product line, flexible graphite products, on June 30, 1996 in consideration of a note receivable for $206,000, which approximated the net book value of such assets.



13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (amounts in thousands,
-------------------------------------------------------------------------
    except per share data)
-------------------------------------------------------------------------

FISCAL YEAR 1998            1ST QUARTER    2ND QUARTER   3RD QUARTER   4TH QUARTER
----------------------------------------------------------------------------------
Net sales                     $22,224        $22,566       $18,868       $19,732
Gross profit                    6,475          7,178         5,765         5,167
Net income                    $ 3,261        $ 3,470       $ 1,699       $ 1,165


Net income per share:
 Basic                        $  0.20        $  0.21       $  0.11       $  0.07
 Diluted                      $  0.20        $  0.21       $  0.10       $  0.07

FISCAL YEAR 1997            1ST QUARTER    2ND QUARTER   3RD QUARTER   4TH QUARTER
----------------------------------------------------------------------------------
Net sales                     $22,026        $22,857       $22,945       $22,800
Gross profit                    5,589          6,630         6,886         7,309
Net income                    $ 2,528        $ 3,130       $ 3,253       $ 3,917


Net income per share:
 Basic                        $  0.16        $  0.19       $  0.20       $  0.24
 Diluted                      $  0.16        $  0.19       $  0.19       $  0.24

14. SEGMENT INFORMATION  (amounts in thousands)
------------------------------------------------------------------------

                                                        YEAR ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
                                                           1998         1997
                                                         --------     --------
Net sales
 Carbon fibers                                           $ 22,722     $ 23,209
 Acrylic fibers and other products                         60,668       67,419
                                                         --------     --------
                                                         $ 83,390     $ 90,628
                                                         ========     ========


Gross margin
 Carbon fibers                                           $  8,695     $  9,118
 Acrylic fibers and other products                         15,890       17,296
                                                         --------     --------
                                                         $ 24,585     $ 26,414
                                                         ========     ========

Total assets
 Carbon fibers                                           $ 79,710     $ 41,827
 Acrylic fibers and other products                         39,651       38,145
 General corporate                                         27,848       59,990
                                                         --------     --------
                                                         $147,209     $139,962
                                                         ========     ========

Capital expenditures
 Carbon fibers                                           $ 28,544     $ 25,292
 Acrylic fibers and other products                          2,644        1,297
                                                         --------     --------
                                                         $ 31,188     $ 26,589
                                                         ========     ========


Depreciation and amortization expense
 Carbon fibers                                           $  2,309     $  1,386
 Acrylic fibers and other products                          1,210        1,251
                                                         --------     --------
                                                         $  3,519     $  2,637
                                                         ========     ========

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.


                          PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

         The information set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by this reference.
See also Item 4A of Part I of this report.

Item 11. Executive Compensation
-------  ----------------------

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

         The information set forth under the caption "Certain
Transactions" in the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by this reference.


                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

        (a)(1) Financial statements: The following financial statements are included in Item 8 of this report:

        Report of Independent Accountants

        Consolidated Balance Sheet as of September 30, 1998
        and 1997

        Consolidated Statement of Income for the years ended
        September 30, 1998, 1997 and 1996

        Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996

        Consolidated Statement of Cash Flows for the years ended
        September 30, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

        (2) The following financial statement schedule and independent accountant's report thereon are included in Part IV of this report:

                                                        Page
                                                        ----

Report of Independent Public Accountants on
  Financial Statement Schedule                           46

12-09 Valuation and Qualifying Accounts and Reserves     47

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

 23   Consent of Pricewaterhouse Coopers LLP is filed herewith.

 27   Financial Data Schedule is filed herewith.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ZOLTEK COMPANIES, INC.
                              (Registrant)


                         By /s/ Zsolt Rumy
                            -------------------------------------
                            Zsolt Rumy, Chairman of the Board,
                            President and Chief Executive Officer
Date: December 30, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date
---------                 -----                              ----
/s/ Zsolt Rumy            Chairman, Chief Executive Officer  December 29, 1998
------------------------  and Director
Zsolt Rumy


/s/ Daniel D. Greenwell   Chief Financial Officer            December 29, 1998
------------------------  and Corporate Secretary
Daniel D. Greenwell


/s/ Linn Bealke           Director                           December 29, 1998
------------------------
Linn Bealke


/s/ James W. Betts        Director                           December 29, 1998
------------------------
James W. Betts


/s/ Charles A. Dill       Director                           December 29, 1998
------------------------
Charles A. Dill


/s/ James Dorr            Director                           December 29, 1998
------------------------
James Dorr


/s/ John L. Kardos        Director                           December 29, 1998
------------------------
John L. Kardos

                REPORT OF INDEPENDENT ACCOUNTANTS ON
                    FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Zoltek Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated November 18, 1998, appearing in the 1998 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
November 18, 1998

                                                 FOR THE YEAR ENDED SEPTEMBER 30, 1998

                                       Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                         (Amounts in thousands)

               Column A             Column B              Column C              Column D         Column E
               --------             --------      --------------------------    --------         --------
                                                          Additions
                                                  --------------------------
                                   Balance at     Charged to    Charged to                      Balance at
                                   beginning      costs and   other accounts   Deductions          end
                                   of period       expenses      describe       describe        of period
                                   ---------       --------      --------       --------        ---------

RESERVE FOR DOUBTFUL ACCOUNTS      $     331      $      57     $      --      $      74<F1>    $     314
                                   =========      =========     =========      =========        =========


                                                   _________________________________


                                                 FOR THE YEAR ENDED SEPTEMBER 30, 1997

                                       Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                         (Amounts in thousands)


               Column A             Column B              Column C              Column D         Column E
               --------             --------      --------------------------    --------         --------
                                                          Additions
                                                  --------------------------
                                   Balance at     Charged to    Charged to                      Balance at
                                   beginning      costs and   other accounts   Deductions          end
                                   of period       expenses      describe       describe        of period
                                   ---------       --------      --------       --------        ---------

RESERVE FOR DOUBTFUL ACCOUNTS      $      72      $     259     $              $                $     331
                                   =========      =========     =========      =========        =========


                                                   _________________________________


                                                 FOR THE YEAR ENDED SEPTEMBER 30, 1996

                                       Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                         (Amounts in thousands)

               Column A             Column B              Column C              Column D         Column E
               --------             --------      --------------------------    --------         --------
                                                          Additions
                                                  --------------------------
                                   Balance at     Charged to    Charged to                      Balance at
                                   beginning      costs and   other accounts   Deductions          end
                                   of period       expenses      describe       describe        of period
                                   ---------       --------      --------       --------        ---------

RESERVE FOR DOUBTFUL ACCOUNTS      $      28      $      41     $     121<F2>  $     118<F1>    $      72
                                   =========      =========     =========      =========        =========

_________________

<F1> Write-off of uncollectible receivable, net of recovery.
<F2> Acquisition of Zoltek Rt.

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

______________

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

   23        Consent of PricewaterhouseCoopers LLP

   27        Financial Data Schedule



_______________

<F*> Incorporated herein by reference