Form 10-Q
period 1998-12-31
ZOLTEK COMPANIES INC
filed 1999-02-16
CIK 890923

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC   20549


                             --------------------


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                             --------------------


 For the quarter ended December 31, 1998           Commission File No. 0-20600
                       -----------------                               -------


                            ZOLTEK COMPANIES, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

           Missouri                                           43-1311101
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

3101 McKelvey Road, St. Louis, Missouri                                63044
---------------------------------------                                -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (314) 291-5110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No
                                                   -----   -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 12, 1999, 16,216,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                                 ZOLTEK COMPANIES, INC.

                                               CONSOLIDATED BALANCE SHEET
                                               --------------------------
                               (Amounts in thousands, except share and per share amounts)
                                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                                  1998            1998
                                                                                              ------------   -------------
                                                                                              (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                                 $ 15,770       $  8,004
      Marketable securities                                                                        2,150         18,961
      Accounts receivable, less allowance for doubtful accounts of $306 and
        $314, respectively                                                                        12,278         14,964
      Inventories                                                                                 29,837         24,209
      Prepaid expenses                                                                               668            173
      Other receivables                                                                            1,635          2,403
      Refundable income taxes                                                                        826            745
                                                                                                --------       --------
           Total current assets                                                                   63,164         69,459
Property and equipment, net                                                                       82,731         76,861
Other assets                                                                                         901            889
                                                                                                --------       --------
           Total assets                                                                         $146,796       $147,209
                                                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term notes payable                                                                  $    391       $      -
      Current maturities of long-term debt                                                           688            817
      Trade accounts payable                                                                       9,655         11,429
      Accrued expenses and other liabilities                                                       4,761          4,155
                                                                                                --------       --------
           Total current liabilities                                                              15,495         16,401
Other long-term liabilities                                                                        1,019          1,009
Long-term debt, less current maturities                                                            5,851          5,898
Deferred income taxes                                                                              2,379          2,299
                                                                                                --------       --------
                                                                                                  24,744         25,607
                                                                                                --------       --------
Shareholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
        no shares issued or outstanding                                                                -              -
      Common stock, $.01 par value, 50,000,000 shares authorized,
        16,216,338 shares issued and outstanding                                                     162            162
      Additional paid-in capital                                                                  99,954         99,954
      Retained earnings                                                                           33,837         33,827
      Accumulated other comprehensive income:
           Foreign currency translation adjustment                                               (11,901)       (12,341)
                                                                                                --------       --------
                                                                                                 122,052        121,602
                                                                                                --------       --------
           Total liabilities and shareholders' equity                                           $146,796       $147,209
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

                                                 ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF INCOME
                                            --------------------------------
                                     (Amounts in thousands, except per share data)
                                                      (Unaudited)

                                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                  1998            1997
                                                                                                  ----            ----
Net sales                                                                                        $18,724        $22,224
Cost of sales - products sold                                                                     14,083         15,749
                                                                                                 -------        -------
      Gross profit                                                                                 4,641          6,475
Selling, general and administrative expenses                                                       3,753          3,071
Available unused capacity costs                                                                      990              -
                                                                                                 -------        -------
Operating income (loss)                                                                             (102)         3,404
Other income (expense):
      Interest expense                                                                              (118)          (109)
      Interest income                                                                                367            843
      Other, net                                                                                       1            (75)
                                                                                                 -------        -------
Income before income taxes                                                                           148          4,063
Provision for income taxes                                                                           138            802
                                                                                                 -------        -------
      Net income                                                                                 $    10        $ 3,261
                                                                                                 =======        =======

Net income per share:
      Basic net income per share                                                                 $  0.00        $  0.20
      Diluted net income per share                                                               $  0.00        $  0.20
Weighted average common shares outstanding - basic                                                16,216         16,216
Weighted average common and common equivalent shares outstanding - diluted                        16,346         16,552



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

                                                 ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------
                                                 (Amounts in thousands)
                                                      (Unaudited)

                                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                                              ------------------------------
                                                                                                   1998           1997
                                                                                                   ----           ----
Cash flows from operating activities:
      Net income                                                                                 $    10       $  3,261
      Adjustments to reconcile net income to net cash used by operating activities:
           Depreciation and amortization                                                           1,314            659
           Unrealized foreign exchange (gain) loss                                                    63            (41)
           Other, net                                                                                 10             16
      Changes in assets and liabilities:
           Decrease in accounts receivable                                                         2,940          2,118
           Decrease in other receivables                                                             789            253
           Increase in inventories                                                                (5,468)        (4,122)
           Increase in prepaid expenses                                                             (493)          (275)
           Decrease in trade accounts payable                                                     (1,992)        (2,152)
           Increase (decrease) in accrued expenses and other liabilities                             474           (649)
           Increase (decrease) in income taxes                                                       (12)           683
           Increase in other long-term liabilities                                                     3             45
                                                                                                 -------       --------
        Total adjustments                                                                         (2,372)        (3,465)
                                                                                                 -------       --------
      Net cash used by operating activities                                                       (2,362)          (204)
                                                                                                 -------       --------

      Cash flows from investing activities:
           Payments for purchase of property and equipment                                        (6,885)        (6,653)
           (Purchase) sale of marketable securities                                               16,811        (24,270)
                                                                                                 -------       --------
      Net cash provided (used) by investing activities                                             9,926        (30,923)
                                                                                                 -------       --------

      Cash flows from financing activities:
           Proceeds from issuance of notes payable                                                   388              -
           (Increase) decrease in notes receivable                                                   (12)            13
           Repayment of notes payable                                                               (177)          (204)
                                                                                                 -------       --------
      Net cash provided (used) by financing activities                                               199           (191)
                                                                                                 -------       --------
      Effect of exchange rate changes on cash                                                          3            (63)
                                                                                                 -------       --------
      Net increase (decrease) in cash and cash equivalents                                         7,766        (31,381)
      Cash and cash equivalents at beginning of period                                             8,004         41,148
                                                                                                 -------       --------
      Cash and cash equivalents at end of period                                                 $15,770       $  9,767
                                                                                                 =======       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest                                                                                   $    65       $     42
      Income taxes                                                                                   151            119



            The accompanying notes are an integral part of the consolidated financial statements.

                            ZOLTEK COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.    UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1998 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1998. Certain reclassifications have been made to conform prior years' data to the current presentation. The results for the quarter ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.


2.    PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek"), Zoltek Intermediates Corporation, Zoltek Properties, Inc. and Zoltek Rt. Zoltek is an applied technology and materials company primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. Zoltek Rt. manufactures and markets acrylic and nylon products and fibers to the textile industry and supplies limited quantities of acrylic fiber precursor to the Company's carbon fiber manufacturing operations.

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


3.    COMPREHENSIVE INCOME

Effective with the first quarter 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that the financial statements disclose a new category entitled "Comprehensive Income" which is the combination of net income and noncash changes to shareholder's equity. The adoption of the Statement had no effect on the results of the Company's operations during the period.

Comprehensive income for the three-month period ended:

                                                              DECEMBER 31
                                                           1998        1997
                                                           ----        ----
                                                            (In thousands)
      Net income                                           $ 10      $ 3,261
      Foreign currency translation adjustment               440       (1,028)
                                                           ----      -------
      Comprehensive income                                 $450      $ 2,233
                                                           ====      =======

4.    CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $15.4 million and $7.2 million at December 31, 1998 and September 30, 1998, respectively.

5.    INVENTORIES

      Inventories consist of the following:

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        1998           1998
                                                     ------------  -------------
                                                       (Amounts in thousands)
            Raw materials                             $  8,303      $  6,464
            Work-in-process                              1,660         1,837
            Finished goods                              19,511        15,509
            Supplies, spares and other                     363           399
                                                      --------      --------
                                                      $ 29,837      $ 24,209
                                                      ========      ========

6.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        1998           1998
                                                     ------------  -------------
                                                       (Amounts in thousands)
      Land                                            $  1,235      $  1,146
      Buildings and improvements                        26,787        24,669
      Machinery and equipment                           64,123        59,200
      Furniture and fixtures                             3,831         3,751
                                                      --------      --------
                                                        95,976        88,766
      Less:  accumulated depreciation                  (13,245)      (11,905)
                                                      --------      --------
                                                      $ 82,731      $ 76,861
                                                      ========      ========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

During the fourth quarter of fiscal 1997, the Company completed construction and began operation of five continuous carbon fiber lines, each with an annual rated capacity of 1.0 million pounds, at its Abilene, Texas facility (three lines) and Zoltek Rt. facilities (two lines). The period of process verification, product characterization and initial customer qualification relative to the new carbon fiber capacity additions that began initial operations at the end of fiscal 1997 was substantially completed by March 31, 1998.

During the first half of fiscal 1998, the Company completed construction of a secondary processing building (40,000 square feet) at its Abilene, Texas facility. The Company plans to utilize the facility to perform intermediate and secondary processing operations such as specialty packaging, chopping and milling.

At the end of fiscal 1998, the Company substantially completed two additional continuous carbonization lines at its Abilene, Texas facility. The Company made the two additional lines ready for their intended use during the first quarter of fiscal 1999. However, the Company does not plan to fully utilize these two new lines until product demand increases.

At the end of fiscal 1998, the Company substantially completed construction of an additional building (288,000 square feet) designed to house up to eight continuous carbonization lines at its Abilene, Texas facility. Additionally, the Company has placed orders for long-lead time equipment items for six additional continuous carbonization lines, each with an annual capacity of one million pounds. The Company plans to house the long-lead time equipment items at its facility in Abilene, Texas. The Company does not currently anticipate initializing construction of the six additional lines during fiscal 1999 unless demand for carbon fiber increases. While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company believes the market will require demonstration of significant available capacity to initiate and develop large-scale composite applications utilizing its carbon fiber products.

The recent major additions to the Company's carbon fiber manufacturing capacity (5.0 million pounds of rated capacity annually, completed in late fiscal 1997 and 2.0 million pounds of rated capacity annually completed in the first quarter of fiscal 1999) currently are having little impact on sales. Carbon fiber sales for the first quarter of fiscal 1999 were $5.9 million compared to $5.1 million for fiscal 1998. The Company's strategy for initial sales increases was to rely on what had been fast-growing markets in conductive plastics and sporting goods applications. As a result of the Asian economic crisis and its impact on the electronics sector, sales of carbon fiber into that market fell significantly in fiscal 1998 and continued to be depressed during the first quarter of fiscal 1999. Qualification for the sporting goods applications and accompanying increases in sales has taken longer than was originally expected due to the excess capacity in the market resulting from capacity increases by several other carbon fiber manufacturers.

At the end of fiscal 1998 and during the first quarter of fiscal 1999, the Company was not operating its new continuous carbonization lines at full capacity. The Company currently anticipates that it will not operate its lines at full capacity during fiscal 1999. While the Company believes it is necessary to maintain available capacity to develop significant new applications, costs related to the unutilized capacity will adversely impact earnings during fiscal 1999. The Company anticipates increases in sales for the new carbon fiber lines at both the U.S. and Hungarian locations beginning in the second half of fiscal 1999.

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

RESULTS OF OPERATIONS
---------------------


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED
-------------------------------------------------------------------
DECEMBER 31, 1997
-----------------

The Company's sales decreased 15.7% to $18.7 million for the first three months of fiscal 1999 from $22.2 million for the first three months of fiscal 1998. The sales of carbon fibers increased 16.3% to $5.9 million in the first three months of fiscal 1999 from $5.1 million in the first quarter of fiscal 1998. This increase was due to growth in the aircraft brake business and the impact of the new capacity additions and related growth in sales to the sporting goods market. However, this increase was less than had been anticipated due to the continued decreased activities of Zoltek customers that serve electronics markets in the Far East and to delays in the development of new large scale applications utilizing significant quantities of carbon fibers. The acrylic and other products, produced at Zoltek Rt., generated sales of $12.9 million for the first quarter of fiscal 1999 compared to $17.2 million for the first quarter of fiscal 1998, a decrease of 25.2% on comparable volumes. This decrease was principally due to selling price reductions in the acrylic fiber markets. The acrylic fiber sales price reductions resulted from a substantial reduction in acrylonitrile (ACN) raw material pricing which the acrylic fiber manufacturers pass through to customers. Zoltek Rt.'s sales of acrylic fibers and other products were to the markets Zoltek Rt. had historically served prior to its acquisition by the Company in December 1995.

Gross profit decreased 28.3% to $4.6 million in the first three months of fiscal 1999 from $6.5 million in the first three months of fiscal 1998. Decreased gross profit resulted from a $1.9 million decrease, or 41.1%, in gross profit from acrylic and other products sold by Zoltek Rt. for the first quarter of fiscal 1999 offset by an increase in carbon fibers gross profit of 2.1%. Carbon fibers gross profit increased to $2.0 million in the first three months of fiscal 1999 from $1.9 million in the first three months of fiscal 1998. The gross profit from acrylic and other products decreased to $2.7 million in the first three months of fiscal 1999 from $4.6 million in the first three months of fiscal 1998 due primarily to the decreased selling prices of acrylic fibers. The gross margin on carbon fibers decreased to 33.3% of sales in the first three months of fiscal 1999 from 38.0% in the first three months of fiscal 1998 due to sales price decreases and product mix changes. The gross margin of acrylic fibers and other products decreased to 20.9% of sales for the first three months of fiscal 1999 compared to 26.5% of sales for the first three months of fiscal 1998 due to reductions in the selling prices. The gross margins contributed by the acrylic and other products, which are produced at Zoltek Rt., have historically generated lower gross margins than the Company's carbon fiber business.

The Company incurred costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include the depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.0 million during the first three months of fiscal 1999. The Company believes it is necessary to maintain available capacity to develop significant new applications and anticipates costs associated with the available capacity will continue during much of fiscal 1999.

Selling, general and administrative expenses increased $0.7 million, or approximately 22.2%, from $3.1 million in the first three months of fiscal 1998 to $3.8 million in the first three months of fiscal 1999. This increase was primarily attributable to increased costs related to product and market development efforts for product trials, additional sales personnel and travel. The proportions of selling, general and administrative expenses represented by such component costs remained relatively constant.

Interest expense was $0.1 million for the first three months of fiscal 1999 and 1998. Interest income was $0.4 million for the first three months of fiscal 1999 compared to $0.8 million in the first three months of fiscal 1998. The decrease in interest income was due to the use of funds to finance the capital expansions during fiscal 1999 and 1998. Capital expenditures totaled $6.9 million in the first three months of fiscal 1999 and $31.2 million for fiscal year 1998.

During the first three months of fiscal 1999, the Company reported income tax expense of $0.1 million compared to $0.8 million in the first three months of fiscal 1998 due to the decreased profit levels. The Company recognizes income taxes in both the United States and Hungary based on the income before income taxes. During the first three months of fiscal 1999 the Company's effective tax rate was approximately 93%. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities as well as the statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 18%. During the first three months of fiscal 1998, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability in 1998. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the first three months of fiscal 1998, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.4 million. Additionally, valuation allowance adjustments of $0.4 million for the first three months of 1998 were recognized as a reduction of income tax expense.

The foregoing resulted in a decrease in net income to approximately a break-even position for the first three months of fiscal 1999 compared to $3.3 million for the first three months of fiscal 1998. Similarly, the Company reported net income per share of $0.00 and $0.20 on a diluted basis for the first three months of fiscal 1999 and fiscal 1998, respectively. The weighted average common and common equivalent shares outstanding decreased to
16.3 million for the first three months of fiscal 1999 compared to16.5 million for the first three months of fiscal 1998 due to a reduction in common stock equivalents.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company's financial position remains strong and sufficient to support the execution of its strategic expansion plans. At December 31, 1998, the Company reported working capital of $47.7 million compared to working capital of $53.1 million at September 30, 1998. The decrease in working capital from September 30, 1998 to December 31, 1998 was due primarily to the use of proceeds from liquidation of temporary investments of $6.9 million to finance capital expenditures for expansion of the carbon fiber production capacity.

Inventories increased from $24.2 million at September 30, 1998 to $29.8 million at December 31, 1998. Carbon fibers accounted for $2.4 million of the increase while acrylic fibers and other products accounted for $3.2 million of the increase. Carbon fibers increase in inventories resulted from the market constraints in the Far East and competitive conditions coupled with the available capacity. The increase in the inventories of acrylic fibers and other products was mainly attributable to the depressed acrylic market conditions in both Western and Eastern Europe. The Company anticipates that the rate of inventory growth will decrease during fiscal 1999 as a result of lower production rates and with additional product demand.

Marketable securities at December 31, 1998 amounted to $2.2 million compared to $19.0 million at September 30, 1998, a decrease of $16.8 million due to maturing of the securities and conversion to cash equivalents. The marketable securities primarily included U.S. Government Agency Notes with maturities longer than three months but less than twelve months and preferred stock.

Other receivables of $1.6 million at December 31, 1998 consisted primarily of VAT and import duty refunds due Zoltek Rt. from the Hungarian taxing authorities compared to $2.4 million at September 30, 1998. The decrease was mainly due to the receipt of cash in transit at September 30, 1998 associated with the long term financing by Abilene, Texas. Other long-term liabilities are related to various supply agreements between Zoltek Rt. and its vendors.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, and the expansion of the Company's carbon fibers production capacity. In the first three months of fiscal 1999, the Company made capital expenditures of $6.9 million compared to $6.7 million for the same period in fiscal 1998. Capital expenditures for the fiscal year ended September 30, 1998 totaled $31.2 million. These expenditures were financed principally with cash from the secondary offering in September 1996 and from cash generated from operations.

The Company continues to believe that identified and forecasted customer demand for carbon fibers products will require additional substantial increases in capacity. In June 1997, the Company acquired a 100,000 square foot newly constructed building and 11 acres in Abilene, Texas for its planned capacity expansion. During fiscal 1998, the Company constructed a 40,000 square foot building and acquired an additional 42 acres at the Abilene facility. The Company completed construction (in both the U.S. and Hungary) of seven continuous carbonization lines during fiscal years 1997 and 1998. During the first quarter of fiscal 1999, the Company made two continuous carbonization lines ready for their intended use but does not plan to utilize these two lines until product demand increases.

During late fiscal 1998 and during the first quarter of fiscal 1999, the Company completed construction of a building (288,000 square feet) designed to house up to eight continuous carbonization lines. Additionally, the Company has placed orders for equipment items with long-lead times for six additional continuous carbonization lines, each with an annual rated capacity of one million pounds, which the Company plans to temporarily warehouse at its Abilene, Texas facility. The Company does not currently anticipate initiating construction of the six additional lines during fiscal 1999 unless demand for carbon fibers increases. The Company's overall strategic plan calls for total capital expenditures of approximately $10 to $15 million during fiscal 1999 to obtain long-lead time equipment items and fund building construction (of which $6.9 million was spent in the first quarter). The Company does not anticipate further expenditures on continuous carbonization lines in fiscal 1999 other than those long-lead time items, which it is currently committed to acquire. These expenditures will be funded with cash and cash equivalents, marketable securities on hand and internally generated funds.

The Company continues to maintain an excellent relationship with its lead bank, Southwest Bank of St. Louis. The Company maintains, several credit commitments with the bank that would allow the Company to borrow approximately $10 million. The Company is currently negotiating with several U.S. and international banks to secure additional lines of credit, should the need arise for additional borrowings.

In connection with the initial purchase of the Abilene, Texas facility in fiscal 1997, the Company obtained a $1.8 million short-term non-interest bearing loan through the City of Abilene. During fiscal 1998, the Company purchased additional land and a building from the City of Abilene and consolidated this purchase with its initial loan for a new $3.1 million non-interest bearing loan maturing in January 2008, which was discounted. The long-term loan with the City of Abilene will be repaid with future real estate and personal property tax abatements granted by the City of Abilene.

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

Zoltek Rt. had eliminated all debt and short-term financing during fiscal 1997. Due to the acrylic market conditions during fiscal 1998 and the first three months of fiscal 1999, Zoltek Rt. obtained short-term financing consisting of working capital and commercial letters of credit of which $0.4 million was outstanding at December 31, 1998.

In January 1999, the Company sold its nitrogen generation facility in Abilene, Texas to Southwest Bank for $5.0 million (actual construction cost) and leased it back under a seven-year operating lease. The Company plans to utilize the funds for carbon fiber facility expansion and general corporate purposes.

In February 1999, the Company's Board of Directors authorized a share repurchase program for up to 1,000,000 shares of the Company's common stock in the open market over an unspecified period of time as market conditions allow. The purpose of the repurchase plan is to meet the Company's obligations under its stock option plans, while minimizing dilution to shareholders.


IMPACT OF YEAR 2000
-------------------

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

The Company has completed its review of the internal business systems and is in the process of modifying or replacing any systems that are not Year 2000 compliant. The review of manufacturing processes and facility management systems is underway and any identified systems will be corrected to be Year 2000 compliant. All modifications and changes in internal business, manufacturing processes and facility management systems are anticipated to be completed by June 1999. Information system maintenance and modifications are expensed as incurred, while any new software and equipment is capitalized and amortized over the asset's useful life. The Company purchased and installed new business system programs in both the US and Hungarian operations at the beginning of fiscal 1998 which were Year 2000 compliant at installation. The Company has not separately identified the costs incurred to date for system and program modifications required specifically for Year 2000 compliance but they have not been material to operations or financial position. The costs of any further changes currently anticipated are also not expected to be material to either operations or financial position.

The Company is currently contacting its key unrelated trading partners (suppliers and customers) to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues.
Sufficient responses to its inquiries have not been received from these trading partners to form an accurate assessment of their Year 2000 readiness. The Company does not have control over these third parties and therefore cannot currently determine the extent future operating results may be adversely effected by their failure to correct their Year 2000 problems.

Based on the Company's accomplishments to date, no contingency plans are expected to be needed and none have been developed. Since the Company anticipates having all Year 2000 issues resolved by June 1999, it believes that adequate time will be available to develop contingency plans and insure that alternatives are developed and implemented. However, if such alternatives are not developed and implemented on a timely basis, the potential does exist, even though remotely, that the Year 2000 issues could have a material impact on the results from operations.


OUTLOOK
-------

Indications from the market place are that long-term demand for carbon fibers will grow as expected. During the Company's multi-year growth program, from time to time demand may lag capacity growth, as new markets take time to develop. In the Company's view, this is neither unexpected nor undesirable during the development of significant new applications. Significant new applications would increase demand in significant quantities, compared to limited incremental volume increases. Therefore, the Company believes it will be necessary to incur costs related to available capacity during the periods which applications are being developed. The Company's carbon fiber sales expectations are based on a combination of the anticipated growth of existing customer demand and projected new applications development.

During the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the acrylic fiber market experienced a sharp downturn in sales prices and related gross profit, primarily as a result of substantial reductions in the market prices of acrylonitrile raw material. The Company expects these market conditions to continue during much of fiscal 1999.


NEW ACCOUNTING STANDARD
-----------------------

The following accounting standards will be applicable to the Company for its fiscal year ending September 30, 1999:

SFAS 131, "Disclosure About Segments of an Enterprise and Related Information", establishes standards for the reporting by public enterprises of information about operating segments. It also establishes standards for disclosure about products and services, geographic areas, and major customers. SFAS 131 is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

                                           ZOLTEK COMPANIES, INC.


                                            SEGMENT INFORMATION
                                           (Amounts in thousands)
                                                 (Unaudited)

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                          1998            1997
                                                                          ----            ----
Net sales
      Carbon fibers                                                      $  5,872       $  5,050
      Acrylic fibers and other products                                    12,852         17,174
                                                                         --------       --------
                                                                         $ 18,724       $ 22,224
                                                                         ========       ========
Gross profit
      Carbon fibers - product sales                                      $  1,958       $  1,917
      Acrylic fibers and other products                                     2,683          4,558
                                                                         --------       --------
                                                                         $  4,641       $  6,475
                                                                         ========       ========


Total assets
      Carbon fibers                                                      $ 87,451       $ 50,253
      Acrylic fibers and other products                                    40,232         38,222
      General corporate                                                    19,113         51,118
                                                                         --------       --------
                                                                         $146,796       $139,593
                                                                         ========       ========

Capital expenditures
      Carbon fibers                                                      $  6,542       $  5,910
      Acrylic fibers and other products                                       343            743
                                                                         --------       --------
                                                                         $  6,885       $  6,653
                                                                         ========       ========


Depreciation and amortization expense
      Carbon fibers                                                      $  1,001       $    348
      Acrylic fibers and other products                                       313            311
                                                                         --------       --------
                                                                         $  1,314       $    659
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


                                           Zoltek Companies, Inc.
                                                (Registrant)



Date:  February 16, 1999           By:       /s/ DANIEL D. GREENWELL
       -----------------              ------------------------------------
                                                 Daniel D. Greenwell
                                                 Chief Financial Officer