Form 10-Q
period 1999-03-31
ZOLTEK COMPANIES INC
filed 1999-05-14
CIK 890923

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC   20549


                                -----------------


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                -----------------


For the quarter ended March 31, 1999          Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 14, 1999, 16,201,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                                 ZOLTEK COMPANIES, INC.
                                               CONSOLIDATED BALANCE SHEET
                                               --------------------------
                               (Amounts in thousands, except share and per share amounts)

                                                                           March 31,               September 30,
                                                                             1999                      1998
                                                                         -----------               -------------
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                             $  11,363                  $   8,004
    Marketable securities                                                     6,992                     18,961
    Accounts receivable, less allowance for doubtful accounts
         of $281 and $314, respectively                                      12,800                     14,964
    Inventories                                                              28,060                     24,209
    Prepaid expenses                                                            805                        173
    Other receivables                                                           888                      2,403
    Refundable income taxes                                                      --                        745
                                                                          ---------                  ---------
             Total current assets                                            60,908                     69,459
Property and equipment, net                                                  76,283                     76,861
Other assets                                                                    716                        889
                                                                          ---------                  ---------
             Total assets                                                 $ 137,907                  $ 147,209
                                                                          =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term notes payable                                              $   1,180                  $      --
    Current maturities of long-term debt                                        795                        817
    Trade accounts payable                                                    5,348                     11,429
    Accrued expenses and other liabilities                                    4,094                      4,155
    Income taxes payable                                                         88                         --
                                                                          ---------                  ---------
             Total current liabilities                                       11,505                     16,401
Other long-term liabilities                                                     919                      1,009
Long-term debt, less current maturities                                       5,443                      5,898
Deferred income taxes                                                         2,132                      2,299
                                                                          ---------                  ---------
                                                                             19,999                     25,607
                                                                          ---------                  ---------
Mandatorily redeemable common stock, 70,000 shares                              525                         --

Nonredeemable stock and other shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
         no shares issued or outstanding                                         --                         --
    Common stock, $.01 par value, 50,000,000 shares authorized,
         16,146,338 and 16,216,338 shares issued, respectively                  161                        162
    Additional paid-in capital                                               99,430                     99,954
    Retained earnings                                                        32,846                     33,827
    Treasury common stock at cost                                              (118)                        --
    Outstanding common stock put warrants                                        67                         --
    Accumulated other comprehensive income: foreign currency
         translation adjustment                                             (15,003)                   (12,341)
                                                                          ---------                  ---------
                                                                            117,383                    121,602
                                                                          ---------                  ---------
             Total liabilities, redeemable common stock, nonredeemable
                 stock and other shareholders' equity                     $ 137,907                  $ 147,209
                                                                          =========                  =========


                 The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                          ------------------------------------
                                     (Amounts in thousands, except per share data)
                                                      (Unaudited)

                                                       Three months ended March 31,    Six months ended March 31,
                                                       ----------------------------    --------------------------
                                                         1999              1998           1999           1998
                                                         ----              ----           ----           ----
Net sales                                             $ 16,149          $ 22,566       $ 34,873       $ 44,790
Cost of sales - products sold                           12,876            15,388         26,959         31,137
                                                      --------          --------       --------       --------
    Gross profit                                         3,273             7,178          7,914         13,653
Selling, general and administrative expenses             3,460             2,780          7,213          5,851
Available unused capacity costs                            906                --          1,896             --
                                                      --------          --------       --------       --------
Operating income (loss)                                 (1,093)            4,398         (1,195)         7,802
Other income (expense):
    Interest expense                                      (118)             (131)          (236)          (240)
    Interest income                                        260               714            627          1,557
    Other, net                                             (57)              (65)           (56)          (140)
                                                      --------          --------       --------       --------
Income (loss) before income taxes                       (1,008)            4,916           (860)         8,979
Provision (benefit) for income taxes                       (17)            1,446            121          2,248
                                                      --------          --------       --------       --------
    Net income (loss)                                 $   (991)         $  3,470       $   (981)      $  6,731
                                                      ========          ========       ========       ========

Net income (loss) per share:
    Basic net income (loss) per share                 $  (0.06)         $   0.21       $  (0.06)      $   0.42
    Diluted net income (loss) per share                  (0.06)             0.21          (0.06)          0.41
Weighted average common shares outstanding - basic      16,205            16,216         16,211         16,216
Weighted average common and common equivalent shares
  outstanding - diluted                                 16,294            16,501         16,318         16,530




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

                                                 ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------
                                                 (Amounts in thousands)
                                                      (Unaudited)

                                                                                           Six months ended March 31,
                                                                                           --------------------------
                                                                                               1999           1998
                                                                                               ----           ----
Cash flows from operating activities:
      Net income (loss)                                                                     $   (981)     $   6,731
      Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation and amortization                                                         2,814          1,327
         Unrealized foreign exchange (gain) loss                                                 (40)            72
         Other, net                                                                                5             26
      Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                          1,768           (789)
           Decrease in other receivables                                                       1,420            476
           Increase in inventories                                                            (4,774)        (4,920)
           Increase in prepaid expenses                                                         (654)          (164)
           Decrease in trade accounts payable                                                 (5,657)        (3,616)
           Increase (decrease) in accrued expenses and other liabilities                          41           (792)
           Increase in income and deferred taxes                                                 722            483
           Increase (decrease) in other long-term liabilities                                    (84)           320
                                                                                            --------      ---------
         Total adjustments                                                                    (4,439)        (7,577)
                                                                                            --------      ---------
    Net cash used by operating activities                                                     (5,420)          (846)
                                                                                            --------      ---------

    Cash flows from investing activities:
      Payments for purchase of property and equipment                                         (8,968)       (13,506)
      Proceeds from sale of property and equipment                                             5,036             --
      (Purchase) sale of marketable securities                                                11,969         (8,749)
                                                                                            --------      ---------
    Net cash provided (used) by investing activities                                           8,037        (22,255)
                                                                                            --------      ---------

    Cash flows from financing activities:
      Proceeds from issuance of notes payable                                                  1,259             --
      Purchase of treasury stock                                                                (118)            --
      Proceeds from sale of common stock put warrants                                             67             --
      Decrease in notes receivable                                                                24             51
      Repayment of notes payable                                                                (479)          (415)
                                                                                            --------      ---------
    Net cash provided (used) by financing activities                                             753           (364)
                                                                                            --------      ---------
    Effect of exchange rate changes on cash                                                      (11)           (64)
                                                                                            --------      ---------
    Net increase (decrease) in cash and cash equivalents                                       3,359        (23,529)
    Cash and cash equivalents at beginning of period                                           8,004         41,148
                                                                                            --------      ---------
    Cash and cash equivalents at end of period                                              $ 11,363      $  17,619
                                                                                            ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
    Interest                                                                                $    207      $     245
    Income taxes                                                                                (712)         1,476


                The accompanying notes are an integral part of the consolidated financial statements.

                            ZOLTEK COMPANIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.       UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1998 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1998. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter and six months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999.

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

3.       COMPREHENSIVE INCOME

Effective with the first quarter 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that the financial statements disclose a new category entitled "Comprehensive Income" which is the combination of net income and noncash changes to shareholder's equity. The adoption of the Statement had no effect on the Company's results of operations during the periods presented.

Comprehensive income for the six-month period ended:

                                                                               MARCH 31,
                                                                     1999                    1998
                                                                     ----                    ----
         Net income (loss)                                        $   (981)                $  6,731
         Foreign currency translation adjustment                    (2,662)                  (2,234)
                                                                  --------                 --------
         Comprehensive income (loss)                              $ (3,643)                $  4,497
                                                                  ========                 ========

4.       CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $11.1 million and $7.2 million at March 31, 1999 and September 30, 1998, respectively.

5.       INVENTORIES

            Inventories consist of the following:

                                                                          MARCH 31,               SEPTEMBER 30,
                                                                            1999                      1998
                                                                          ---------               -------------
                                                                               (Amounts in thousands)
                  Raw materials                                          $   5,694                $   6,464
                  Work-in-process                                            1,435                    1,837
                  Finished goods                                            20,657                   15,509
                  Supplies, spares and other                                   274                      399
                                                                         ---------                ---------
                                                                         $  28,060                $  24,209
                                                                         =========                =========

6.       PROPERTY AND EQUIPMENT

            Property and equipment consist of the following:

                                                                          MARCH 31,               SEPTEMBER 30,
                                                                            1999                      1998
                                                                          ---------               -------------
                                                                               (Amounts in thousands)
                  Land                                                   $   1,163                $   1,146
                  Buildings and improvements                                28,149                   24,669
                  Machinery and equipment                                   57,474                   59,200
                  Furniture and fixtures                                     3,762                    3,751
                                                                         ---------                ---------
                                                                            90,548                   88,766
                  Less:  accumulated depreciation                          (14,265)                 (11,905)
                                                                         ---------                ---------
                                                                         $  76,283                $  76,861
                                                                         =========                =========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company is in the process of building its infrastructure to facilitate its strategic objective to commercialize the use of carbon fibers. During the fourth quarter of fiscal 1997, the Company completed construction and began operation of five continuous carbon fiber lines, each with an annual rated capacity of one million pounds, at its Abilene, Texas facility (three lines) and Zoltek Rt. facilities (two lines). The period of process verification, product characterization and initial customer qualification relative to the new carbon fiber capacity additions that began initial operations at the end of fiscal 1997 was substantially completed by March 31, 1998.

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

The recent major additions to the Company's carbon fiber manufacturing capacity (5.0 million pounds of rated capacity annually, completed in late fiscal 1997 and 2.0 million pounds of rated capacity annually completed in the first quarter of fiscal 1999) currently are having little impact on sales. Carbon fiber sales for the first half of fiscal 1999 were $11.7 million compared to $11.3 million for the first half of fiscal 1998. The Company's strategy for initial sales increases was to rely on what had been two fast-growing markets in conductive plastics used in electronic products, and sporting goods applications. As a result of the Asian economic crisis and its impact on the electronics sector, sales of carbon fiber into that market fell significantly in fiscal 1998 and continued to be depressed during the first half of fiscal 1999. Qualification for the sporting goods applications and accompanying increases in sales have taken longer than was originally expected due to the excess supply in the market resulting from capacity increases by several other carbon fiber manufacturers.

At the end of fiscal 1998 and during the first half of fiscal 1999, the Company was not operating its new continuous carbonization lines at full capacity. The Company currently anticipates that it will not operate its lines at full capacity during fiscal 1999. While the Company believes it is necessary to maintain available capacity to develop significant new applications, costs related to the unutilized capacity will adversely impact results of operations during fiscal 1999. The Company anticipates increases in sales from the new carbon fiber lines at both the U.S. and Hungarian locations later in fiscal 1999.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------
1998
----

The Company's sales decreased 28.4% to $16.1 million for the second quarter of fiscal 1999 from $22.6 million for the second quarter of fiscal 1998. Sales of carbon fibers decreased 6.6% ($0.4 million) to $5.9 million in the second quarter of fiscal 1999 from $6.3 million in the second quarter of fiscal 1998. This decrease was due to product mix changes and sales price reductions. This decrease was due to the continued decreased activities of Zoltek customers that serve electronics markets in the Far East. In addition, new large scale applications utilizing significant quantities of carbon fibers, which involve long lead times, have not yet developed to the point of increasing Company sales. The acrylic and other products produced at Zoltek Rt., generated sales of $10.3 million for the second quarter of fiscal 1999 compared to $16.3 million for the second quarter of fiscal 1998, a decrease of 36.8%. This decrease was principally due to selling price and volume reductions in the acrylic fiber markets. The acrylic fiber sales price reductions resulted from a substantial reduction in acrylonitrile (ACN) raw material pricing which the acrylic fiber manufacturers pass through to customers. The acrylic fiber sales volume reduction was due to an overall worldwide reduction in demand for acrylic fibers. Zoltek Rt.'s sales of acrylic fibers and other products were to the markets Zoltek Rt. had historically served prior to its acquisition by the Company in December 1995.

Gross profit decreased 54.4% to $3.3 million in the second quarter of fiscal 1999 from $7.2 million in the second quarter of fiscal 1998. Decreased gross profit resulted principally from acrylic and other products sold by Zoltek Rt., which yielded gross profit of $1.5 million or 68.5% less than the prior year quarter. Carbon fibers gross profit decreased to $1.8 million in the second quarter of fiscal 1999 from $2.4 million in the second quarter of fiscal 1998. The gross profit percentage on carbon fiber decreased to 30.4% of sales in the second quarter of fiscal 1999 from 39.0% of sales in the second quarter of fiscal 1998 due to sales price decreases and product mix changes. The gross profit from acrylic and other products decreased to $1.5 million in the second quarter of fiscal 1999 from $4.7 million in the second quarter of fiscal 1998 due primarily to the decreased selling prices and volume of acrylic fibers sales. The gross margin percentage of acrylic fibers and other products decreased to 14.5% of sales for the second quarter of fiscal 1999 compared to 29.0% of sales for the second quarter of fiscal 1998 due to reductions in the selling prices and sales volumes. The gross margins contributed by the acrylic and other products, which are produced at Zoltek Rt., have historically generated lower gross margins than the Company's carbon fiber business.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include the depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $0.9 million during the second quarter of fiscal 1999. The Company believes it is necessary to maintain available capacity to facilitate development of significant new applications and anticipates costs associated with the excess capacity will continue during much of fiscal 1999.

Selling, general and administrative expenses increased $0.7 million, or approximately 24.5%, from $2.8 million in the second quarter of fiscal 1998 to $3.5 million in the second quarter of fiscal 1999. This increase was primarily attributable to increased costs related to product and market development efforts for product trials, additional sales/product development personnel and related travel.

Interest expense was $0.1 million for the second quarters of fiscal 1999 and 1998. Interest income was $0.3 million for the second quarter of fiscal 1999 compared to $0.7 million in the second quarter of fiscal 1998. The decrease in interest income was due to the use of funds to finance the capital expansions during fiscal 1999 and 1998. Capital expenditures totaled $9.0 million in the first half of fiscal 1999 and $17.7 million for second half of fiscal 1998.

During the second quarter of fiscal 1999, the Company reported a benefit for income taxes of $17,000 compared to income tax expense of $1.4 million in the second quarter of fiscal 1998, due to the decreased profit levels. The Company recognizes income taxes in both the United States and Hungary based on the income (loss) before income taxes. Included in the provision/benefit for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.2 million for the second quarters of fiscal years 1999 and 1998, as well as statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 18%. During the second quarter of fiscal 1998, Zoltek Rt. fully utilized net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability in 1998. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the second quarter of fiscal year 1998, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.1 million. Additionally, valuation allowance adjustments of $0.1 million for the second quarter of fiscal year 1998 were recognized as a reduction of income tax expense.

The foregoing resulted in a net loss of $1.0 million for the second quarter of fiscal 1999 compared to a net income of $3.5 million for the second quarter of fiscal year 1998. Similarly, the Company reported net income
(loss) per share of ($0.06) and $0.21 on a diluted basis for the second quarters of fiscal year 1999 and fiscal year 1998, respectively. The weighted average common and common equivalent shares outstanding decreased to
16.3 million for the second quarter of fiscal year 1999 compared to 16.5 million for the second quarter of fiscal year 1998 due to a reduction in common stock equivalents.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998
---------------------------------------------------------------------------

The Company's sales decreased 22.1% to $34.9 million in the first half of fiscal 1999 from $44.8 million in the first half of fiscal 1998. Carbon fiber sales increased 3.6% ($0.4 million) to $11.7 million in the first half of fiscal 1999 from $11.3 million in the first half of fiscal 1998. This increase was due to growth in the aircraft brake business and the impact of the new capacity additions and related growth in sales to the sporting goods market. The increase was primarily in the first quarter of fiscal 1999 compared to the first quarter of 1998 but was offset by product mix changes and reductions in sales prices during the second quarter of fiscal 1999. As discussed above, second quarter carbon fibers sales were adversely affected by the continued decreased activities of Zoltek customers that serve electronics markets in the Far East and the lags in the expected development of new large scale applications utilizing significant quantities of carbon fibers. Sales of acrylic and other products produced at Zoltek Rt. decreased by 30.9% to $23.1 for the first half of fiscal 1999 compared to $33.5 million for the first half of fiscal 1998. This decrease was principally due to selling price and volume reductions in the acrylic fiber markets. The acrylic fiber sales price reductions resulted from a substantial reduction in ACN raw material pricing which the acrylic fiber manufacturers pass through to customers. The acrylic fiber sales volume reduction was due to an overall worldwide contraction in the markets for acrylic fibers. Zoltek Rt.'s sales of acrylic fibers and other products were to the markets Zoltek Rt. had historically served prior to its acquisition by the Company in December 1995.

Gross profit decreased 42.0% to $7.9 million in the first half of fiscal 1999 from $13.7 million in the first half of fiscal 1998. Decreased gross profit resulted principally from acrylic and other products sold by Zoltek Rt., which yielded gross profit of $4.2 million or 55.1% less than the first half of 1998 in which these products yielded gross profits of $9.3 million. The decrease in gross profit from acrylic and other products was due primarily to the decreased selling prices and volume of acrylic fibers. The gross margin percentage of acrylic fibers and other products decreased to 18.0% of sales for the first half of fiscal 1999 compared to 27.8% of sales for the first half of fiscal 1998 due primarily to reductions in the selling prices and lower volume of sales. The gross margins contributed by the acrylic and other products, which are produced at Zoltek Rt., historically have generated lower gross margins than the Company's carbon fiber business. The decrease in acrylic and other products gross margin was compounded by a decrease in carbon fibers gross margin of 14.3%. Carbon fibers gross profit decreased to $3.7 million in the first half of fiscal 1999 from $4.4 million in the first half of fiscal 1998. The gross profit percentage on carbon fiber sales decreased to 31.9% of sales in the first half of fiscal 1999 from 38.6% in the first half of fiscal 1998 due to sales price decreases and product mix changes.

The Company incurred costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include the depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.9 million during the first half of fiscal 1999. The Company believes it is necessary to maintain available capacity to facilitate development of significant new applications and anticipates costs associated with the available capacity will continue during much of fiscal 1999.

Selling, general and administrative expenses increased approximately 23.3%, or $1.4 million, from $5.9 million in the first half of fiscal 1998 to $7.2 million in the first half of fiscal 1999. This increase was primarily attributable to increased costs related to product and market development efforts for product trials, additional sales/product development personnel and related travel.

Interest expense was $0.2 million for the first half of fiscal years 1999 and 1998. Interest income was $0.6 million for the first half of fiscal 1999 compared to $1.6 million in the first half of fiscal 1998. The decrease in interest income was due to the use of funds to finance the capital expenditures during fiscal 1999 and 1998. Capital expenditures totaled $9.0 million in the first half of fiscal 1999 and $17.7 million for second half of fiscal year 1998.

During the first half of fiscal 1999, the Company reported an income tax benefit of $0.1 million compared to income tax expense of $2.2 million in the first half of fiscal 1998 due to the decreased profit levels. The Company recognizes income taxes in both the United States and Hungary based on the income (loss) before income taxes. Included in the provision/benefit for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.3 million for the first half of fiscal years 1999 and 1998, as well as the statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 18%. During the first half of fiscal 1998, Zoltek Rt. was fully utilized net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability in fiscal 1998. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the first half of fiscal year 1998, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.5 million. Additionally, valuation allowance adjustments of $0.5 million for the first half of fiscal year 1998 were recognized as a reduction of income tax expense.

The foregoing resulted in a net loss of $1.0 million for the first half of fiscal 1999 compared to a net income of $6.7 million for the first half of fiscal year 1998. Similarly, the Company reported net income (loss) per share of ($0.06) and $0.41 on a diluted basis for the first halves of fiscal year 1999 and fiscal year 1998, respectively. The weighted average common and common equivalent shares outstanding decreased to 16.3 million for the first half of fiscal year 1999 compared to 16.5 million for the first half of fiscal year 1998 due to a reduction in common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company's financial position remains strong and sufficient to support the execution of its strategic expansion plans. At March 31, 1999, the Company reported working capital of $49.4 million compared to working capital of $53.1 million at September 30, 1998. The decrease in working capital from September 30, 1998 to March 31, 1999 was due primarily to the use of proceeds from the sale of short-term investments to finance capital expenditures of $9.0 million, primarily for carbon fiber facility expansion.

Inventories increased from $24.2 million at September 30, 1998 to $28.1 million at March 31, 1999. Carbon fibers accounted for $2.9 million of the increase while acrylic fibers and other products accounted for $1.0 million of the increase. The increase in carbon fibers inventories resulted from soft market conditions coupled with the newly added production capacity. The increase in the inventories of acrylic fibers and other products was mainly attributable to the depressed acrylic market conditions in Western and Eastern Europe. The Company anticipates that the rate of inventory growth will decrease during fiscal 1999 as a result of lower production rates and with expected increases in product demand.

Marketable securities at March 31, 1999 amounted to $7.0 million compared to $19.0 million at September 30, 1998, a decrease of $12.0 million due to maturing of the securities and conversion to cash equivalents. The marketable securities primarily included U.S. Government Agency Notes with maturities longer than three months but less than twelve months and preferred stock.

Other receivables of $.9 million at March 31, 1999 consisted primarily of VAT and import duty refunds due Zoltek Rt. from the Hungarian taxing authorities compared to $2.4 million at September 30, 1998. The decrease was mainly due to the receipt of cash in transit at September 30, 1998 associated with the long-term financing by Abilene, Texas. Other long-term liabilities are related to various supply agreements between Zoltek Rt. and its vendors.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, and the expansion of the Company's carbon fibers production capacity. In the first six months of fiscal 1999, the Company made capital expenditures of $9.0 million compared to $13.5 million for the same period in fiscal 1998. Capital expenditures for the fiscal year ended September 30, 1998 totaled $31.2 million. These expenditures were financed principally with cash from the secondary offering in September 1996 and from cash generated from operations.

The Company continues to believe that identified and forecasted customer demand for carbon fibers products will require additional substantial increases in capacity over the long term. In June 1997, the Company acquired a 100,000 square foot newly constructed building and 11 acres in Abilene, Texas for its planned capacity expansion. During fiscal 1998, the Company constructed a 40,000 square foot building and acquired an additional 42 acres at the Abilene facility. The Company completed construction (in both the U.S. and Hungary) of seven continuous carbonization lines during fiscal years 1997 and 1998. During the first quarter of fiscal 1999, the Company made two continuous carbonization lines ready for their intended use, but does not plan to utilize these two lines until product demand increases.

During late fiscal 1998 and during the first quarter of fiscal 1999, the Company completed construction of a building (288,000 square feet) designed to house up to eight continuous carbonization lines. Additionally, the Company has placed orders for equipment items with long-lead times for six additional continuous carbonization lines, each with an annual rated capacity of one million pounds, which the Company plans to temporarily warehouse at its Abilene, Texas facility. The Company does not currently anticipate initiating construction of the six additional lines during fiscal 1999, unless demand for carbon fibers increases. The Company's overall strategic plan calls for total capital expenditures for carbon fibers of approximately $10 to $15 million during fiscal 1999 to obtain long-lead time equipment items and fund building construction, of which $8.2 million was spent in the first half of fiscal 1999. The Company does not anticipate further expenditures on continuous carbonization lines in fiscal 1999 other than those long-lead time items, which it is currently committed to acquire.
These expenditures will be funded with cash and cash equivalents, marketable securities and internally generated funds.

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

Zoltek Rt. had eliminated all debt and short-term financing during fiscal 1997. Due to the adverse acrylic market conditions during fiscal 1998 and the first six months of fiscal 1999, Zoltek Rt. obtained short-term financing consisting of working capital and commercial letters of credit of which $1.2 million was outstanding at March 31, 1999.

In January 1999, the Company sold its nitrogen generation facility in Abilene, Texas to Southwest Bank for $5.0 million (actual construction cost) and leased it back under a seven-year operating lease. The Company plans to utilize the funds for carbon fiber facility expansion and general corporate purposes.

In February 1999, the Company's Board of Directors authorized a share repurchase program for up to 1,000,000 shares of the Company's common stock in the open market over an unspecified period of time as market conditions allow. The purpose of the repurchase plan is to meet the Company's obligations under its stock option plans, while minimizing dilution to shareholders. In connection with the approved repurchase, the Company purchased 15,000 shares of the Company's common stock in March 1999 and the Company sold put options for 70,000 shares of the Company's common stock in February and March 1999. The put options were sold with a redemption price of $7.50 per share which allows the purchasers to exercise the options and sell the shares back to the Company or let the options expire. The options will expire on May 22, 1999 (20,000 shares) and July 17, 1999 (50,000 shares).

IMPACT OF YEAR 2000
-------------------

The significance of the year 2000 is that computer programs, other business systems and date-sensitive devices were installed using two digits rather than four to define the applicable year, thus they could read the year 2000 as 1900. This could cause disruptions of operations due to system failures or miscalculations that could result in a temporary inability to process normal transactions or engage in other business activities.

The Company has completed its review of the internal business systems and is in the process of modifying or replacing any systems that are not Year 2000 compliant. The review of manufacturing processes and facility management systems is underway and any identified systems will be corrected to be Year 2000 compliant. All modifications and changes in internal business, manufacturing processes and facility management systems are anticipated to be completed by June 1999. Information system maintenance and modifications are expensed as incurred, while any new software and equipment is capitalized and amortized over the asset's useful life. The Company purchased and installed new business system programs in both the U.S. and Hungarian operations at the beginning of fiscal 1998 which were Year 2000 compliant at installation. The Company has not separately identified the costs incurred to date for system and program modifications required specifically for Year 2000 compliance but they have not been material to results of operations or financial position. The costs of any further changes currently anticipated are also not expected to be material to either results of operations or financial position.

The Company is currently contacting its key trading partners (suppliers and customers) to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. Sufficient responses to its inquiries have not been received from these trading partners to form an accurate assessment of their Year 2000 readiness. The Company does not have control over these third parties and therefore cannot currently determine the extent future operating results may be adversely effected by their failure to correct their Year 2000 problems.

Based on the Company's accomplishments to date, no formal contingency plans are expected to be needed and none have been developed. Since the Company anticipates having all Year 2000 issues resolved by June 1999, it believes that adequate time would be available to develop contingency plans and ensure that alternatives are developed and implemented. However, if such alternatives are not developed and implemented on a timely basis, the potential does exist, even though believed to be remote, that the Year 2000 issues could have a material impact on results of operations.

OUTLOOK
-------

Indications from the marketplace are that long-term demand for carbon fibers eventually will grow as expected. During the Company's multi-year growth program, from time to time demand may lag capacity growth, as new markets take time to develop. In the Company's view, this is neither unexpected nor undesirable during the development of significant new applications. Significant new applications would increase demand in significant quantities, compared to limited incremental volume increases. Therefore, the Company believes it will be necessary to incur costs related to available capacity during the periods the new applications are being developed. The Company's carbon fiber sales expectations are based on a combination of the anticipated growth of existing customer demand and projected new applications development.

During the fourth quarter of fiscal 1998 and the first two quarters of fiscal 1999, the acrylic fiber market experienced a sharp downturn in sales prices and related gross profit, primarily as a result of substantial reductions in the market prices of acrylonitrile raw material. The Company expects these market conditions to continue during much of fiscal 1999.

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

                               *  *  *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to manage rapid growth and increase its carbon fibers production capacity and markets on a timely basis.

                                                 ZOLTEK COMPANIES, INC.
                                                  SEGMENT INFORMATION
                                                 (Amounts in thousands)
                                                      (Unaudited)

                                                                           SIX MONTHS ENDED MARCH 31,
                                                                           --------------------------
                                                                           1999                   1998
                                                                           ----                   ----
Net sales
      Carbon fibers                                                     $  11,731               $  11,321
      Acrylic fibers and other products                                    23,142                  33,469
                                                                        ---------               ---------
                                                                        $  34,873               $  44,790
                                                                        =========               =========

Gross profit
      Carbon fibers - product sales                                     $   3,740               $   4,363
      Acrylic fibers and other products                                     4,174                   9,290
                                                                        ---------               ---------
                                                                        $   7,914               $  13,653
                                                                        =========               =========


Total assets (at period-end)
      Carbon fibers                                                     $  82,926               $  58,078
      Acrylic fibers and other products                                    35,349                  35,833
      General corporate                                                    19,632                  45,483
                                                                        ---------               ---------
                                                                        $ 137,907               $ 139,394
                                                                        =========               =========

Capital expenditures
      Carbon fibers                                                     $   8,566               $  11,979
      Acrylic fibers and other products                                       402                   1,527
                                                                        ---------               ---------
                                                                        $   8,968               $  13,506
                                                                        =========               =========


Depreciation and amortization expense
      Carbon fibers                                                     $   2,204               $     719
      Acrylic fibers and other products                                       610                     608
                                                                        ---------               ---------
                                                                        $   2,814               $   1,327
                                                                        =========               =========

                            ZOLTEK COMPANIES, INC.


PART II.    OTHER INFORMATION

            Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     ---------------------------------------------------

                     The registrant's annual meeting of shareholders was held February 23, 1999. At such meeting, the shareholders considered and voted upon the following:

                     1. Charles Dill and Zsolt Rumy were reelected as directors of the registrant, with the results of the voting as follows:

                                            Votes For             Votes Withheld             Abstain
                                            ---------             --------------             -------
                           Charles Dill    15,439,844                 2,088                  136,812
                           Zsolt Rumy      15,439,844                 2,088                  136,812

                           The terms of the following directors of the registrant continued after the meeting: Linn Bealke, James Betts, D. James Dorr and John Kardos.

            Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                     --------------------------------

                     (a)   Exhibits:

                           27    Financial Data Schedule

                     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1999.


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


Date:  May 14, 1999                       By:   /s/ DANIEL D. GREENWELL
       ------------                          ---------------------------------
                                                    Daniel D. Greenwell
                                                   Chief Financial Officer