Form 10-Q
period 1999-06-30
ZOLTEK COMPANIES INC
filed 1999-08-13
CIK 890923

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC 20549


                       ----------------------


                             FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



                       ----------------------



For the quarter ended June 30, 1999          Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 14, 1999, 16,201,338 shares of Common Stock, $.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                                              ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED BALANCE SHEET
                                            --------------------------
                            (Amounts in thousands, except share and per share amounts)
                                                                                                  JUNE 30,       SEPTEMBER 30,
                                                                                                    1999             1998
                                                                                                -----------      -------------
                                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                     $  8,846          $  8,004
   Marketable securities                                                                            7,052            18,961
   Accounts receivable, less allowance for doubtful accounts of $319 and
    $314, respectively                                                                             13,094            14,964
   Inventories                                                                                     28,744            24,209
   Prepaid expenses                                                                                   571               173
   Other receivables                                                                                1,148             2,403
   Refundable income taxes                                                                             31               745
                                                                                                 --------          --------
      Total current assets                                                                         59,486            69,459
Property and equipment, net                                                                        77,167            76,861
Other assets                                                                                          697               889
                                                                                                 --------          --------
      Total assets                                                                               $137,350          $147,209
                                                                                                 ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                                                      $  1,442          $     -
   Current maturities of long-term debt                                                               618               817
   Trade accounts payable                                                                           6,571            11,429
   Accrued expenses and other liabilities                                                           3,968             4,155
                                                                                                 --------          --------
      Total current liabilities                                                                    12,599            16,401
Other long-term liabilities                                                                           861             1,009
Long-term debt, less current maturities                                                             5,439             5,898
Deferred income taxes                                                                               2,020             2,299
                                                                                                 --------          --------
                                                                                                   20,919            25,607
                                                                                                 --------          --------
Mandatorily redeemable common stock, 50,000 shares                                                    375                -

Nonredeemable stock and other shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
    no shares issued or outstanding                                                                    -                 -
   Common stock, $.01 par value, 50,000,000 shares authorized,
    16,201,338 and 16,216,338 shares issued, respectively                                             162               162
   Additional paid-in capital                                                                      99,580            99,954
   Retained earnings                                                                               31,900            33,827
   Treasury common stock at cost                                                                     (118)               -
   Outstanding common stock put warrants                                                               52                -
   Accumulated other comprehensive income: foreign currency translation adjustment                (15,520)          (12,341)
                                                                                                 --------          --------
                                                                                                  116,056           121,602
                                                                                                 --------          --------
      Total liabilities, redeemable common stock, nonredeemable stock and
       other shareholders' equity                                                                $137,350          $147,209
                                                                                                 ========          ========

                  The accompanying notes are an integral part of the consolidated financial statements.

                                2

                                              ZOLTEK COMPANIES, INC.

                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                       ------------------------------------
                                   (Amounts in thousands, except per share data)
                                                    (Unaudited)
                                                             THREE MONTHS ENDED JUNE 30,          NINE MONTHS ENDED JUNE 30,
                                                             ---------------------------          --------------------------
                                                                1999              1998              1999              1998
                                                                ----              ----              ----              ----
Net sales                                                     $15,607           $18,868           $50,480           $63,658
Cost of sales - products sold                                  12,343            13,103            39,302            44,241
                                                              -------           -------           -------           -------
   Gross profit                                                 3,264             5,765            11,178            19,417
Selling, general and administrative expenses                    3,452             3,482            10,665             9,333
Available unused capacity costs                                   992                -              2,888                 -
                                                              -------           -------           -------           -------
Operating income (loss)                                        (1,180)            2,283            (2,375)           10,084
Other income (expense):
   Interest expense                                              (181)             (129)             (417)             (368)
   Interest income                                                284               593               911             2,150
   Other, net                                                     (78)              (16)             (134)             (155)
                                                              -------           -------           -------           -------
Income (loss) before income taxes                              (1,155)            2,731            (2,015)           11,711
Provision (benefit) for income taxes                             (209)            1,032               (88)            3,281
                                                              -------           -------           -------           -------
   Net income (loss)                                          $  (946)          $ 1,699           $(1,927)          $ 8,430
                                                              =======           =======           =======           =======

Net income (loss) per share:
   Basic net income (loss) per share                          $ (0.06)          $  0.10           $ (0.12)          $  0.52
   Diluted net income (loss) per share                          (0.06)             0.10             (0.12)             0.51
Weighted average common shares outstanding - basic             16,201            16,216            16,211            16,216
Weighted average common and common equivalent shares
 outstanding - diluted                                         16,289            16,487            16,322            16,524

                 The accompanying notes are an integral part of the consolidated financial statements.

                                3

                                           ZOLTEK COMPANIES, INC.

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                   ------------------------------------
                                          (Amounts in thousands)
                                                (Unaudited)
                                                                                NINE MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                  1999             1998
                                                                                  ----             ----
Cash flows from operating activities:
      Net income (loss)                                                        $ (1,927)         $  8,430
      Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation and amortization                                            4,166             2,419
         Unrealized foreign exchange (gain) loss                                     74               133
         Other, net                                                                 (11)               66
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                               1,121              (868)
         Decrease in other receivables                                            1,134                35
         Increase in inventories                                                 (5,629)           (9,222)
         Increase in prepaid expenses                                              (412)             (656)
         Decrease in trade accounts payable                                      (4,248)           (1,807)
         Increase (decrease) in accrued expenses and other liabilities               20              (491)
         Increase in income and deferred taxes                                      498               602
         Increase (decrease) in other long-term liabilities                        (140)               30
                                                                               --------          --------
         Total adjustments                                                       (3,427)           (9,759)
                                                                               --------          --------
   Net cash used by operating activities                                         (5,354)           (1,329)
                                                                               --------          --------

   Cash flows from investing activities:
      Payments for purchase of property and equipment                           (11,626)          (22,385)
      Proceeds from sale of property and equipment                                5,072                -
      (Purchase) sale of marketable securities                                   11,909            (8,667)
                                                                               --------          --------
   Net cash provided (used) by investing activities                               5,355           (31,052)
                                                                               --------          --------

   Cash flows from financing activities:
      Proceeds from issuance of notes payable                                     2,077                -
      Purchase of treasury stock                                                   (118)               -
      Proceeds from sale of common stock put warrants                                52                -
      Decrease in notes receivable                                                   40                80
      Repayment of notes payable                                                 (1,204)             (629)
                                                                               --------          --------
   Net cash provided (used) by financing activities                                 847              (549)
                                                                               --------          --------
   Effect of exchange rate changes on cash                                           (6)              (15)
                                                                               --------          --------
   Net increase (decrease) in cash and cash equivalents                             842           (32,945)
   Cash and cash equivalents at beginning of period                               8,004            41,148
                                                                               --------          --------
   Cash and cash equivalents at end of period                                  $  8,846          $  8,203
                                                                               ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
   Interest                                                                    $    398          $    359
   Income taxes                                                                    (585)            2,679


           The accompanying notes are an integral part of the consolidated financial statements.

                                4

                       ZOLTEK COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------

1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1998 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1998. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter and nine months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999.

2.   PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek"), Zoltek Intermediates Corporation, Zoltek Properties, Inc. and Zoltek Rt. The Company is primarily an applied technology and materials company primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. In addition, Zoltek Rt. manufactures and markets acrylic and nylon products and fibers to the textile industry and supplies limited quantities of acrylic fiber precursor to the Company's carbon fiber manufacturing operations.

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

3.   COMPREHENSIVE INCOME

Effective with the first quarter 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that the financial statements disclose a new category entitled "Comprehensive Income" which is the combination of net income and noncash changes to shareholders' equity. The adoption of the Statement had no effect on the Company's results of operations during the periods presented.

Comprehensive income was as follows for the nine months ended:

                                                                      JUNE 30,
                                                               1999              1998
                                                               ----              ----
                                                               (Amounts in thousands)

         Net income (loss)                                   $(1,927)           $ 8,430
         Foreign currency translation adjustment              (3,179)            (3,903)
                                                             -------            -------
         Comprehensive income (loss)                         $(5,106)           $ 4,527
                                                             =======            =======

4.   CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $8.7 million and $7.2 million at June 30, 1999 and September 30, 1998, respectively.

5.   INVENTORIES

                                                              JUNE 30,        SEPTEMBER 30,
                                                                1999              1998
                                                              --------        -------------
                                                                 (Amounts in thousands)
      Inventories consist of the following:

         Raw materials                                        $ 4,766            $ 6,464
         Work-in-process                                        1,463              1,837
         Finished goods                                        22,327             15,509
         Supplies, spares and other                               188                399
                                                              -------            -------
                                                              $28,744            $24,209
                                                              =======            =======

6.   PROPERTY AND EQUIPMENT

                                                             JUNE 30,         SEPTEMBER 30,
                                                               1999               1998
                                                             --------         -------------
                                                                 (Amounts in thousands)
      Property and equipment consist of the following:

      Land                                                   $  1,151           $  1,146
      Buildings and improvements                               26,544             24,669
      Machinery and equipment                                  61,232             59,200
      Furniture and fixtures                                    3,767              3,751
                                                             --------           --------
                                                               92,694             88,766
      Less:  accumulated depreciation                         (15,527)           (11,905)
                                                             --------           --------
                                                             $ 77,167           $ 76,861
                                                             ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company is in the process of building its infrastructure to facilitate its strategic objective of commercializing the use of carbon fibers. During the fourth quarter of fiscal 1997, the Company completed construction and began operation of five continuous carbon fiber lines, each with an annual rated capacity of one million pounds, at its Abilene, Texas facility (three lines) and Zoltek Rt. facilities (two lines).

During the first half of fiscal 1998, the Company completed construction of a secondary processing building (40,000 square feet) at its Abilene, Texas facility. The Company is utilizing this facility to perform intermediate and secondary carbon fiber processing operations, such as chopping, milling and specialty packaging.

At the end of fiscal 1998, the Company substantially completed two additional continuous carbonization lines at its Abilene, Texas facility. The Company made the two additional lines ready for their intended use during the first quarter of fiscal 1999. However, the Company does not plan to fully utilize these two new lines until product demand increases.

At the end of fiscal 1998, the Company substantially completed construction of an additional building (288,000 square feet) designed to house up to eight continuous carbonization lines at its Abilene, Texas facility. Additionally, the Company has purchased or placed orders for long-lead time equipment items for four additional continuous carbonization lines, each with an annual rated capacity of one million pounds. The Company is housing the long-lead time equipment items at its facility in Abilene, Texas. The Company does not currently anticipate initializing construction of the four additional lines during fiscal 1999 unless demand for carbon fiber increases. While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company believes the market will require demonstration of significant available capacity to initiate and develop large-scale composite applications utilizing its carbon fiber products.

The recent major additions to the Company's carbon fiber manufacturing capacity (5.0 million pounds of rated capacity annually, completed in late fiscal 1997 and 2.0 million pounds of rated capacity annually completed in the first quarter of fiscal 1999) currently are having little impact on sales. Carbon fiber sales for the first nine months of fiscal 1999 were $17.8 million compared to $17.0 million for the first nine months of fiscal 1998. The Company's strategy for initial sales increases was to rely on what had been two fast-growing markets in conductive plastics used in electronic products, and sporting goods applications. As a result of the continuing

Asian economic crisis and its impact on the electronics sector, sales of carbon fiber into that market fell significantly in fiscal 1998 and continued to be depressed during the first nine months of fiscal 1999. Qualification for the sporting goods applications and accompanying increases in sales have taken longer than was originally expected due to the excess supply in the market resulting from capacity increases by several other carbon fiber manufacturers.

At the end of fiscal 1998 and during the first nine months of fiscal 1999, the Company was not operating its new continuous carbonization lines at full capacity. The Company currently anticipates that it will not operate its lines at full capacity during the remainder of fiscal 1999 and into fiscal 2000. While the Company believes it is necessary to maintain available capacity to develop significant new applications for carbon fibers, costs related to the unutilized capacity will adversely impact results of operations during fiscal 1999 and into fiscal 2000. The Company anticipates increases in sales from the new carbon fiber lines at both the U.S. and Hungarian locations in fiscal 2000.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
------------------------------------------------------------------------
1998
----

The Company's sales decreased 17.3% to $15.6 million for the third quarter of fiscal 1999 from $18.9 million for the third quarter of fiscal 1998. However, sales of the Company's primary business, carbon fibers, increased 7.7% ($0.4 million) to $6.1 million in the third quarter of fiscal 1999 from $5.6 million in the third quarter of fiscal 1998. This increase in carbon fiber sales was due to an improvement in sales volume and product mix changes, offset by planned sales price reductions in line with the Company's strategy for introducing low cost carbon fibers. However, the Company is continuing to experience delays in the development of new large scale applications utilizing significant quantities of carbon fibers. The acrylic and other products, produced at Zoltek Rt., generated sales of $9.5 million in the third quarter of fiscal 1999 compared to $13.2 million in the third quarter of fiscal 1998, a decrease of 27.9%. This decrease was principally due to sales price and volume reductions in acrylic fiber markets. The acrylic fiber sales price reductions resulted from a substantial reduction in acrylonitrile (ACN) raw material pricing which the acrylic fiber manufacturers pass through to customers. The acrylic fiber sales volume reduction was due to an overall worldwide reduction in the markets for acrylic fibers, coupled with an oversupply caused by the economic problems in the Far East. Zoltek Rt.'s sales of acrylic fibers and other products were to the markets Zoltek Rt. had historically served prior to its acquisition by the Company in December 1995.

Gross profit decreased 43.4% to $3.3 million in the third quarter of fiscal 1999 from $5.8 million in the third quarter of fiscal 1998. Carbon fibers gross profit decreased to $1.9 million in the third quarter of fiscal 1999 from $2.1 million in the third quarter of fiscal 1998. The gross profit margin on carbon fiber sales decreased to 30.6% of sales in the third quarter of fiscal 1999 from 37.0% in the third quarter of fiscal 1998 due to selling price decreases and product mix changes. Gross profit from acrylic and other products decreased to $1.4 million in the third quarter of fiscal 1999 from $3.7 million in the third quarter of fiscal 1998 due primarily to the decreased sales prices and volume of acrylic fibers sales. Gross margin on acrylic fibers and other products decreased to 14.8% of sales for the third quarter of fiscal 1999 compared to 27.8% of sales for the third quarter of fiscal 1998 due to reductions in selling prices. The gross margins contributed by the acrylic and other products, which are produced at Zoltek Rt., have historically generated lower gross margins than the Company's carbon fiber business.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include the depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.0 million during the third quarter of fiscal 1999. The Company believes it is necessary to maintain available capacity to develop significant new applications and anticipates costs associated with the available capacity will continue to negatively impact earnings during the remainder of fiscal 1999 and into fiscal 2000.

Selling, general and administrative expenses remained relatively constant at $3.4 million for both fiscal 1999 and fiscal 1998. The component costs of selling, general and administrative expenses changed to reflect increased costs related to product and market development efforts for product trials, additional sales/product development personnel, and travel offset by a reduction in engineering and administrative costs.

Interest expense was $0.2 million for the third quarter of fiscal 1999 compared to $0.1 for the third quarter of fiscal 1998. This increase was due to the utilization of short-term credit facilities at Zoltek Rt. Interest income was $0.3 million for the third quarter of fiscal 1999 compared to $0.6 million in the third quarter of fiscal 1998. The decrease in interest income was due to the use of funds to finance capital expenditures during fiscal 1999 and 1998. Capital expenditures totaled $11.6 million in the first nine months of fiscal 1999 compared to $22.4 million for the first nine months of fiscal 1998. In January 1999, the Company sold its nitrogen generation plant in Abilene, Texas for $5.0 million and leased it back under a seven-year operating lease.

During the third quarter of fiscal 1999, the Company reported an income tax benefit of $0.2 million compared to income tax expense of $1.0 million in the third quarter of fiscal 1998 due to the change in profit levels. The Company recognizes income taxes in both the United States and Hungary based on income before income taxes. During the third quarter of fiscal 1999, the Company's effective tax benefit rate was approximately 18.0% compared to an income tax rate of 37.8% for the third quarter of fiscal 1998. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.1 million for the third quarter of fiscal year 1999 and $0.2 million for the third quarter of fiscal 1998. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 18%.

The foregoing resulted in a net loss of $0.9 for the third quarter of fiscal 1999 compared to net income of $1.7 million for the third quarter of fiscal year 1998. Similarly, the Company reported net income (loss) per share of ($0.06) and $0.10 on a diluted basis for the third quarters of fiscal 1999 and fiscal 1998, respectively. The weighted average common and common equivalent shares outstanding decreased to 16.3 million for the third quarter of fiscal 1999 compared to 16.5 million for the third quarter of fiscal year 1998 due to a reduction in common stock equivalents.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------
1998
----

The Company's sales decreased 20.7% to $50.5 million in the first nine months of fiscal 1999 from $63.7 million in the first nine months of fiscal 1998. Carbon fiber sales increased 5.0% ($0.8 million) to $17.8 million in the first nine months of fiscal 1999 from $17.0 million in the first nine months of fiscal 1998. This increase was due to growth in the aircraft brake business, the impact of the new capacity additions and related growth in sales to the sporting goods market and a rebound in sales to the conductive plastics markets for the electronics markets in the Far East. This increase in carbon fiber sales was tempered by delays in the development of new large scale applications utilizing significant quantities of carbon fibers. Sales of acrylic and other products produced at Zoltek Rt. decreased by 30.0% to $32.7 for the first nine months of fiscal 1999 compared to $46.7 million for the first nine months of fiscal 1998. This decrease was principally due to selling price and volume reductions in the acrylic fiber markets. The acrylic fiber selling price reductions resulted from a substantial reduction in acrylonitrile (ACN) raw material pricing which the acrylic fiber manufacturers pass through to customers. The acrylic fiber sales volume reduction was due to an overall worldwide reduction in the markets for acrylic fibers, coupled with an oversupply caused by the economic problems in the Far East. Zoltek Rt.'s sales of acrylic fibers and other products were to the markets Zoltek Rt. had historically served prior to its acquisition by the Company in December 1995.

Gross profit decreased 42.4% to $11.2 million in the first nine months of fiscal 1999 from $19.4 million in the first nine months of fiscal 1998. Decreased gross profit resulted principally from acrylic and other products sold by Zoltek Rt., which yielded gross profit of $5.6 million or 57.0% less than that in the first nine months of 1998, which was $13.0 million. The decrease in gross profit from acrylic and other products was due primarily to the decreased selling prices and volume of acrylic fibers. Gross margin on acrylic fibers and other products decreased to 17.1% of sales for the first nine months of fiscal 1999 compared to 27.8% of sales for the first nine months of fiscal 1998 due primarily to reductions in the selling prices and lower volume of sales. The gross margins contributed by the acrylic and other products, which are produced at Zoltek Rt., have historically generated lower gross margins than the Company's carbon fiber business. The decrease in gross profit from acrylic and other products was compounded by a decrease in carbon fibers gross margin of 13.2%. Gross profit from carbon fibers decreased to $5.6 million in the first nine months of fiscal 1999 from $6.4 million in the first nine months of fiscal 1998. The gross profit percentage on carbon fiber decreased to 31.4% of sales in the first nine months of fiscal 1999 from 38.0% in the first nine months of fiscal 1998 due to selling price decreases and product mix changes.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $2.9 million during the first nine months of fiscal 1999. The Company believes it is necessary to maintain available capacity to develop significant new applications and anticipates costs associated with the available capacity will continue during the remainder fiscal 1999 and during fiscal 2000.

Selling, general and administrative expenses increased approximately 14.3%, or $1.3 million, from $9.3 million in the first nine months of fiscal 1998 to $10.7 million in the first nine months of fiscal 1999. This increase was primarily attributable to increased costs related to product and market development efforts for product trials, additional sales/product development personnel, and travel. The component costs of selling, general and administrative expenses changed to reflect increased costs related to product and market development efforts offset by a reduction in engineering and administrative costs.

Interest expense was approximately $0.4 million for the first nine months of fiscal years 1999 and 1998. Interest income was $0.9 million for the first nine months of fiscal 1999 compared to $2.2 million in the first nine months of fiscal 1998. The decrease in interest income was due to the use of funds to finance the capital expenditures during fiscal 1999 and 1998. Capital expenditures totaled $11.6 million in the first nine months of fiscal 1999 and $8.8 million for the fourth quarter of fiscal 1998. In January 1999, the Company sold its nitrogen generation plant in Abilene, Texas for $5.0 million and leased it back under a seven-year operating lease.

During the first nine months of fiscal 1999, the Company reported an income tax benefit of $0.1 million compared to income tax expense of $3.3 million in the first nine months of fiscal 1998 due to the changed profit levels. The Company recognizes income taxes in both the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.4 million for the first nine months of fiscal years 1999 and $0.5 million for the first nine months of fiscal 1998, as well as the statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 18%. During the first nine months of fiscal 1998, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability in 1998. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During the first nine months of fiscal 1998, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.5 million. Additionally, valuation allowance adjustments of $0.5 million for the first nine months of fiscal year 1998 were recognized as a reduction of income tax expense.

The foregoing resulted in a net loss of $1.9 million for the first nine months of fiscal 1999 compared to a net income of $8.4 million for the first nine months of fiscal 1998. Similarly, the Company reported net income (loss) per share of ($0.12) and $0.51 on a diluted basis for the first nine months of fiscal 1999 and fiscal 1998, respectively. The weighted average common and common equivalent shares outstanding decreased to 16.3 million for the first nine months of fiscal 1999 compared to 16.5 million for the first nine months of fiscal year 1998 due to a reduction in common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from equity offerings and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company's financial position remains strong and sufficient to support the execution of its strategic expansion plans. At June 30, 1999, the Company reported working capital of $46.9 million compared to working capital of $53.1 million at September 30, 1998. The decrease in working capital from September 30, 1998 to June 30, 1999 was due primarily to the use of proceeds from the sale of short-term investments to finance capital expenditures of $11.6 million, primarily for carbon fiber facility expansion.

Inventories increased from $24.2 million at September 30, 1998 to $28.7 million at June 30, 1999. Carbon fibers accounted for $3.4 million of the increase while acrylic fibers and other products accounted for $1.1 million of the increase. The increase in carbon fibers inventories resulted from soft market conditions coupled with the newly added production capacity. The increase in the inventories of acrylic fibers and other products was principally attributable to the depressed acrylic market conditions in Western and Eastern Europe. The Company anticipates that the rate of inventory growth will decrease during the remainder of fiscal 1999 as a result of lower production rates.

Marketable securities at June 30, 1999 amounted to $7.1 million compared to $19.0 million at September 30, 1998, a decrease of $11.9 million due to maturing of the securities and conversion to cash equivalents. The marketable securities primarily included U.S. Government Agency Notes with maturities longer than three months but less than twelve months and preferred stock.

Other receivables of $1.1 million at June 30, 1999 consisted primarily of VAT and import duty refunds due Zoltek Rt. from the Hungarian taxing authorities compared to $2.4 million at September 30, 1998. The decrease was primarily due to the receipt of cash in transit at September 30, 1998 associated with the long-term financing by Abilene, Texas. Other long-term liabilities are related to various supply agreements between Zoltek Rt. and its vendors.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, and the expansion of the Company's carbon fibers production capacity. In the first nine months of fiscal 1999, the Company made capital expenditures of $11.6 million compared to $22.4 million for the corresponding period in fiscal 1998. Capital expenditures for the fiscal year ended September 30, 1998 totaled $31.2 million. These expenditures were financed principally with cash from the secondary offering in September 1996 and from cash generated from operations.

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

During late fiscal 1998 and during the first quarter of fiscal 1999, the Company completed construction of a building (288,000 square feet) designed to house up to eight continuous carbonization lines. Additionally, the Company has purchased or placed orders for equipment items with long-lead times for six additional continuous carbonization lines, each with an annual rated capacity of one million pounds, which the Company is and plans to temporarily warehouse at its Abilene, Texas facility. The Company does not currently anticipate initiating construction of the four additional lines during fiscal 1999, unless demand for carbon fibers increases. The Company's overall strategic plan calls for total capital expenditures for carbon fibers of up an aggregate of $15 million during fiscal 1999 to obtain long-lead time equipment items and fund building construction. The Company does not anticipate further expenditures on continuous carbonization lines in fiscal 1999 other than those long-lead time items, which it is currently committed to acquire. These expenditures will be funded with cash and cash equivalents, marketable securities and internally generated funds.

The Company continues to maintain an excellent relationship with its lead bank, Southwest Bank of St. Louis. The Company maintains several credit commitments with the bank that would allow the Company to borrow approximately $10.0 million. In July 1999, the Company received a credit commitment from a large U.S. bank for a five-year unsecured multi-purpose credit facility which, subject to the negotiation and execution of definitive agreements, would allow the Company to borrow up to $20.0 million. The Company is currently negotiating with an international bank to secure additional unsecured lines of credit, should the need arise for additional borrowings.

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

Zoltek Rt. had eliminated all debt and short-term financing during fiscal 1997. During fiscal 1998 and the first nine months of fiscal 1999, Zoltek Rt. obtained short-term financing consisting of working capital and commercial letters of credit of which $1.4 million was outstanding at June 30, 1999.

In January 1999, the Company sold its nitrogen generation facility in Abilene, Texas to Southwest Bank for $5.0 million (actual construction cost) and leased it back under a seven-year operating lease. This sale and lease back did not result in a gain or loss. The Company plans to utilize the funds for carbon fiber facility expansion and general corporate purposes.

In February 1999, the Company's Board of Directors authorized a share repurchase program for up to 1,000,000 shares of the Company's common stock in the open market over an unspecified period of time as market conditions allow. The purpose of the repurchase plan is to meet the Company's obligations under its stock option plans, while minimizing dilution to shareholders. In connection with the approved repurchase, the Company purchased 15,000 shares of the Company's common stock in March 1999 and the Company sold put options for 70,000 shares of the Company's common stock in February and March 1999. The put options were sold with a redemption price of $7.50 per share which allows the purchasers to exercise the options and sell the shares back to the Company or let the options expire. Options for 20,000 shares expired on May 22, 1999 and the remaining options for 50,000 shares expired on July 17, 1999 without being exercised.

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

The Company has completed its review of the internal business systems and is in the process of modifying or replacing any systems that are not Year 2000 compliant. The review of manufacturing processes and facility management systems is underway and any identified systems will be corrected to be Year 2000 compliant. All modifications and changes in internal business, manufacturing processes and facility management systems are anticipated to be completed by September 1999. Information system maintenance and modifications are expensed as incurred, while any new software and equipment is capitalized and amortized over the asset's useful life. The Company purchased and installed new business system programs in both the U.S. and Hungarian operations at the beginning of fiscal 1998 which were Year 2000 compliant at installation. The Company has not separately identified the costs incurred to date for system and program modifications required specifically for Year 2000 compliance but they have not been material to results of operations or financial position. The costs of any further changes currently anticipated are also not expected to be material to either results of operations or financial position.

The Company is currently contacting its key trading partners (suppliers and customers) to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. Sufficient responses to its inquiries have not been received from these trading partners to form an accurate assessment of their Year 2000 readiness. The Company does not have control over these third parties and, therefore, cannot currently determine the extent future operating results may be adversely effected by their failure to correct their Year 2000 problems.

Based on the Company's accomplishments to date, no formal contingency plans are expected to be needed and none have been developed. Since the Company anticipates having all Year 2000 issues resolved by October 1999, it believes that adequate time would be available to develop contingency plans and ensure that alternatives are developed and implemented. However, if such alternatives are not developed and implemented on a timely basis, the potential does exist, even though believed to be remote, that the Year 2000 issues could have a material impact on results of operations.

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

During the fourth quarter of fiscal 1998 and the first three quarters of fiscal 1999, the acrylic fiber market experienced a sharp downturn in sales prices and related gross profit, primarily as a result of substantial reductions in the market prices of acrylonitrile raw material. The Company expects these market conditions to continue during the remainder of fiscal 1999 and into fiscal 2000.

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

                                 ZOLTEK COMPANIES, INC.


                                  SEGMENT INFORMATION
                                 (Amounts in thousands)
                                      (Unaudited)

                                                             NINE MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                               1999              1998
                                                               ----              ----
Net sales
      Carbon fibers                                          $ 17,804          $ 16,962
      Acrylic fibers and other products                        32,676            46,696
                                                             --------          --------
                                                             $ 50,480          $ 63,658
                                                             ========          ========
Gross profit
      Carbon fibers - product sales                          $  5,596          $  6,448
      Acrylic fibers and other products                         5,582            12,969
                                                             --------          --------
                                                             $ 11,178          $ 19,417
                                                             ========          ========

Total assets (at period-end)
      Carbon fibers                                          $ 88,495          $ 71,432
      Acrylic fibers and other products                        31,601            37,404
      General corporate                                        17,254            31,988
                                                             --------          --------
                                                             $137,350          $140,824
                                                             ========          ========

Capital expenditures
      Carbon fibers                                          $ 10,661          $ 20,266
      Acrylic fibers and other products                           965             2,119
                                                             --------          --------
                                                             $ 11,626          $ 22,385
                                                             ========          ========

Depreciation and amortization expense
      Carbon fibers                                          $  3,389          $  1,518
      Acrylic fibers and other products                           777               901
                                                             --------          --------
                                                             $  4,166          $  2,419
                                                             ========          ========

                                12

                       ZOLTEK COMPANIES, INC.


PART II.  OTHER INFORMATION

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)  Exhibits:

                       10.1 Amended and Restated Directors Stock
                            Option Plan

                       27   Financial Data Schedule

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 1999.


                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Zoltek Companies, Inc.
                                                  (Registrant)


Date:  August 13, 1999                    By:  /s/ DANIEL D. GREENWELL
     -------------------                     ---------------------------
                                                Daniel D. Greenwell
                                              Chief Financial Officer