Form 10-K405
period 1999-09-30
ZOLTEK COMPANIES INC
filed 1999-12-29
CIK 890923

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1999  Commission File Number 0-20600

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 28, 1999: $106,051,164.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 28, 1999: 18,701,331 shares of Common Stock, par value $.01 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
   The following documents are incorporated by reference into the indicated Part of this Report:

          Document                           Part of Form 10-K
          --------                           -----------------

Proxy Statement for the 2000
Annual Meeting of Shareholders                      III

                               PART I

Item 1.  Business
------   --------

   This Annual Report on Form 10-K for the year ended September 30,
1999 and the documents incorporated by reference herein contain forward-looking statements which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward Looking Statements."

OVERVIEW

   Zoltek Companies, Inc. (the "Company" or "Zoltek") is an applied technology and advanced materials company, focusing on the commercialization of carbon fiber composites. Zoltek believes it is a leader in the developing carbon fibers market, manufacturing products for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally high-strength, low-weight and stiffness. Zoltek's business strategy consists of the following elements:

        * Continue Reducing Production Costs -- Zoltek believes its proprietary process technology enables it to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications which are not economically viable for most higher cost competitors. Zoltek intends to continue to reduce its total production costs through various means, including use of its acrylic fiber precursor manufacturing technology.

        * Maintain Price Leadership -- Zoltek currently sells carbon fibers to high volume users at a price of $8.00 per pound and has targeted a selling price of $5.00 per pound as a long-term goal. The ultimate objective of the Company's pricing strategy is to market carbon fibers for use as a base reinforcement material in composites at price levels resulting in composite costs per unit of strength which compete favorably with alternative base construction materials such as steel and aluminum. The Company believes this would result in significant new product applications for carbon fibers.

        * Leverage Capacity Leadership -- In order to assure availability of carbon fibers as new applications develop, from fiscal 1997 through early fiscal 1999 the Company pursued an aggressive capacity expansion program and currently has the largest rated capacity for carbon fibers production in the world. The Company believes that demonstration of significant additional available capacity will encourage potential high volume users to commit to incorporating carbon fibers into their products. Zoltek has developed a standardized continuous carbonization line design in order to optimize technical process capabilities, reduce equipment cost and shorten lead time from the decision to add lines to the time when the lines become operational.

        *    Support New Commercial Market Applications Development
   -- To accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass market applications, the Company has pursued various initiatives for the Company to act as a catalyst in the development of new low-cost, high volume applications. Recently, the Company completed four downstream acquisitions as part of its strategy to accelerate the introduction and development of carbon fibers and carbon fiber composites. In the largest of such acquisitions, Zoltek acquired
   Structural Polymer (Holdings) Limited ("SP Systems"), located in
   Newport, Isle of Wight, in the United Kingdom. SP Systems designs and manufactures composite materials used in large-scale structures, such as wind turbine blades and marine structures, and is a recognized market leader in bonding resin and composite fabrication and processing technologies. The Company has also acquired Cape Composites, Inc. ("Cape Composites"), a

   San Diego, California based company which manufactures carbon fiber prepreg (pre-impregnated with resin) composite materials. To assist the Company in developing methodologies for converting strands of carbon fibers into useful products, the Company acquired the businesses of two Salt Lake City, Utah companies which design, manufacture and market filament winding and pultrusion equipment: Engineering Technology, Inc. and Composite Machines Corporation ("CMC") and its parent company Ramal International (collectively "CMC").

   Zoltek believes that it has achieved substantial progress in lowering its costs and selling prices and increasing capacity. Its recent downstream acquisitions are intended to accelerate development of carbon fiber composites by providing parts producers and original equipment manufacturers with complete solutions to optimizing the value chain from carbon fibers to finished components.

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

COMPANY OPERATIONS

   Zoltek's operations consist of three business segments: Carbon
Fibers, Composite Intermediates and Specialty Products.

   The Carbon Fibers Business Segment manufactures and markets carbon fibers and develops applications for carbon fibers. At plants in Abilene, Texas, Hungary and St. Charles, Missouri, the Company's rated annual carbon fibers production capacity of 12.5 million pounds is the largest in the world. The Carbon Fibers Business Segment also sells oxidized fiber and performs certain downstream processing, such as chopping and milling. The Company focuses on creating integrated solutions for large potential end users and to work directly with these users in the primary market sectors identified by the Company.

   The Composite Intermediates Business Segment, which was acquired by the Company subsequent to September 30, 1999, develops, manufactures and markets reinforcements, specialty resins, consumable supplies and manufacturing equipment for the composite manufacturing industry. The prepreg (glass and carbon fiber pre-impregnated with resin), special bonding and laminating resins, reinforcement fabrics and consumable materials developed and manufactured by the Composite Intermediates Business Segment are used in building large windmill blades, marine structures, automotive parts and other large composite structures. In addition, the Composite Intermediates Business Segment supports the Carbon Fibers Business Segment by providing composite design and engineering for development of applications for carbon fiber composite applications. The Company intends to consider additional acquisitions and strategic partnerships and joint ventures for the Composite Intermediates Business Segment.

   The Specialty Products Business Segment, which is primarily comprised of the Company's Hungarian-based subsidiary Zoltek Rt., manufactures and markets acrylic fibers, nylon products and industrial materials.
Acrylic fibers currently represent the Specialty Products Business Segment's primary product line (approximately two-thirds of sales) and are used in producing a variety of end products, including clothing and carpet. The Segment's acrylic fibers are sold in regional markets, principally to textile mills in Europe and, to a limited extent, Taiwan and the United
States. The Specialty Products Business Segment's other principal fiber product line consists of nylon-6 fibers and granules. Granular nylon-6 is used as a thermoplastic molding material and combined in certain applications with glass or carbon fibers. Due to the long-term decline in the domestic
Hungarian market
for nylon-6 fibers, the Specialty Products Business Segment has targeted export markets, the largest of which is Italy, and also has sold significant amounts in Central and Eastern Europe.

   With the acquisition of Zoltek Rt. in December 1995, the Company secured access to the technology underlying the production of precursor, the acrylic fiber raw material utilized in the manufacture of carbon fiber. Acrylic fiber precursor comprises more than 50% of the Company's total carbon fiber product costs. Currently, only one textile-type acrylic fiber manufacturer, Acordis UK, Ltd. ("Acordis" formerly
Courtaulds Fibres, Ltd.), produces such fiber in a form suitable for precursor use. While this textile-type acrylic fiber is substantially less costly than internally produced custom-made acrylic fiber precursor utilized by most of the Company's competitors, Acordis takes advantage of its sole merchant supplier position to charge a premium price for its fibers sold as precursor. To provide control of a reliable source of precursor on favorable terms and to optimize the carbon fibers production chain, the Company has been undertaking a conversion of a portion of the Specialty Products Business Segment's acrylic fiber capacity to produce precursor grade material. During 1999, the Specialty Products Business Segment continued development and enhancement of its precursor production capabilities, and the Company expects that the Specialty Products Business Segment will supply production quantities of precursor in 2000. The Company expects that in the future this technology will be transferable to other potential suppliers to assure sufficient supply of raw material to support the Company's carbon fiber growth strategy.

   For historical financial information regarding the Company's various business segments, see Note 10 of the accompanying Consolidated Financial Statements.

CARBON FIBERS INDUSTRY OVERVIEW

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

   A number of specialty applications are commercially viable only at carbon fiber prices lower than those historically prevailing for primary aerospace applications. Developing commercial applications targeted by the Company due to the favorable weight, strength and stiffness properties of carbon fibers, include wind turbine blades, vehicle drive shafts, compressed natural gas (CNG) tanks, civil engineering uses, wood laminates, automotive body and structural members, cargo shipping containers, mass transit vehicle components, high strength piping, marine uses and alternative energy systems. In sporting goods manufacturing, the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable material for a wide range of products such as golf club shafts, tennis racquets and bicycle frames. In current industrial uses, carbon fibers' non-structural properties are often most important.
Chemical inertness is useful in corrosive applications for heat exchanger tubing and pump cavities and in gas turbine blades; high temperature resistance is useful in specialty metallurgical mold applications; and combined rigidity and damping are useful in audio equipment applications. Currently served specialty niche markets which the Company believes offer growth prospects include aircraft brakes, conductive plastics, fire-retardant coatings and specialty friction products.

   The Company believes that the substantial majority of current worldwide carbon fibers capacity remains dedicated to production of high-cost, high-selling price material for primary aerospace applications. This market segment differs in important respects from the commercial markets targeted by Zoltek.

CURRENT AND DEVELOPING APPLICATIONS

   Zoltek is focusing on primary application categories which are believed to offer potential for substantial development over coming years. These application categories are as follows:

   Transportation and Automotive

   At today's lower carbon fiber price points, transportation companies, such as shipping, rail, pipelines and buses, are now focusing on the lifecycle cost savings that are possible through the combination of light weight and great strength and durability provided by carbon fibers. In addition, Zoltek has identified automotive as a distinct sub-category because of the perceived potential in this market. Auto companies are looking to composites to reduce the number of parts required to build different sub-assemblies and components. In applying lean production techniques, auto companies and their suppliers are concentrating on reducing the cost of assembly by eliminating the need for assembly. One- or two-part composite structures can replace complex metal assemblies made up of more than 100 different parts. Accordingly, major auto companies and their suppliers are actively exploring the development of a wide variety of carbon fiber-reinforced parts and assemblies, including steering columns, frames, and heavy-duty clutches and brakes (see also "--Friction Products").

   Sales of carbon fibers used in automotive airbags account for a significant part of Zoltek's total sales of carbon fibers. Carbon fiber material is used as an additive in the airbag propellant mix in the pyrotechnic type of automotive airbag produced by TRW Vehicle Safety Systems, Inc. ("TRW"). The carbon fiber material is used to improve performance in the inflation process. Since 1994, Zoltek has been the exclusive supplier to TRW of carbon fibers for use in producing its pyrotechnic type of airbags. The automotive industry continues to conduct research and product development with respect to airbag technology. Accordingly, the Company believes that the volume of sales for this application will depend upon the relative utilization of the pyrotechnic type of airbag in automobiles and trucks in future years.

   Alternative Energy

   Carbon fiber can be utilized in many known applications primarily because carbon fiber offers a combination of light weight and strength in the design of complex machinery involving many moving parts. For a variety of reasons, including strength and stiffness, carbon fiber is also emerging as the best materials for other alternative energy applications such as wind turbines and fuel cells. As the size of wind turbine blades increases to improve the cost-effectiveness of this power generating source, particularly in emerging offshore applications, carbon fiber composites become the only feasible material to achieve the desired structural properties. Zoltek intends to leverage the leadership position of SP Systems in the European wind turbine market to promote the conversion to carbon fibers from glass fibers which are used in current generation technology.

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

   Marine

   There are a multiplicity of potential applications in the marine environment capitalizing not just on carbon fibers' comparative advantages in light weight and strength, but also (to cite two properties that are lacking in fiberglass) on their stiffness and resistance to aqueous corrosion. Fiberglass, carbon fibers' predecessor, revolutionized boat building. A great deal of further progress is still possible through the additional use of composites reinforced with carbon fiber or the combination with fiberglass. For instance, the use of carbon fiber can reduce the weight of hulls, riggings and decks and other structural components in boats by as much as 30% compared to fiberglass.

   Infrastructure and Construction

   Carbon fiber can be used as a substitute for steel in reinforcing concrete in many infrastructure projects, providing greater strength and stiffness while eliminating the problem of corrosion. This is true both in new construction projects and in addressing a growing need for maintenance or repair work. There is growing state and federal interest in alternatives to conventional steel and concrete construction and repair systems. Carbon fiber-reinforced composite systems often permit retrofit and repair to be done without stopping or diverting traffic for extended periods. Applications include concrete column wrapping, bridge decking, composite re-bar, cables and tendons.

   Carbon fibers can be used to create earthquake-resistant bridges and overpasses and can also be used to wrap concrete columns in the construction of earthquake-resistant buildings. Carbon fiber can also be used as a substitute for steel in reinforcing concrete in many infrastructure projects by providing greater strength and stiffness while eliminating the problem of corrosion. Additionally, carbon fiber has been used to reinforce wood for residential and commercial construction and home decorative applications. Carbon fiber may provide a practical means of obtaining the same strength and stiffness from younger, newly cut timber that is currently available only in aged timber.

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

   The Company is the exclusive supplier to BF Goodrich Aerospace ("BFG") of carbon fibers for aircraft brakes pursuant to a ten-year agreement
(the "BFG Supply Agreement") entered into in June 1994. The Company anticipates aggregate sales of more than $80 million over the term of this agreement, increasing from approximately $5 million of expected sales in the initial years to approximately $15 million to $18 million per year during the later years of the contract. The BFG

Supply Agreement does not restrict the Company from supplying carbon fibers to other aircraft brake manufacturers.

   The technology used in advanced aircraft brakes is now being used as brakes and clutches in race cars, and is under active study and investigation for high speed trains, over-the-road trucks, cars and industrial rotating equipment. Specialty friction product applications are a natural extension of existing aircraft brake applications. For instance, following the lead of aircraft makers, virtually all grand prix racing cars now use carbon-carbon brakes and clutches because of their superior performance and long life in high-temperature and high-friction environments. Other friction products utilizing carbon fibers are emerging as carbon fiber prices are reduced. As the price of carbon fibers is lowered, the drive for better performance and weight reduction makes possible their use in a range of automotive applications. Zoltek is pursuing a number of initiatives in this area.

   Industrial

   Zoltek has identified numerous potential high volume industrial applications for carbon-fiber reinforced composites. In paper mills, for instance, there is growing interest in development of fast-rotating composite drums - capitalizing on carbon fibers' light-weight, stiffness and resistance to corrosion. Carbon fiber can be used to strengthen and improve many kinds of rollers and shafts. There is also a growing market for industrial apparel utilizing oxidized fiber to protect workers in high temperature environments.

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

   Conductive Plastics

   Carbon fiber acts to dissipate both static electricity and heat.
Those two properties, combined with light weight, have made it an increasingly important material in the manufacture of computers, printers, copiers and other electronic devices. Growth in computers and electronics has resulted in rising demand for carbon fibers used in conductive plastics to dissipate static electricity or to act as a shield against electromagnetic interference ("EMI") in laptop computers, disk drives and similar devices. Used in making plastic carrying trays for a manufacturing environment that cannot tolerate contamination, Zoltek's carbon fibers help to safeguard the electrical integrity of new and more powerful computer chips. Zoltek also supplies products used in carbon fiber-impregnated injection-molded plastic boxes to offer effective shielding from electromagnetic interference. Carbon fiber reinforced composites also provide the opportunity to reduce weight and to provide
EMI shielding for portable electronic equipment all at the same time.

   Sporting Goods

   Sporting goods represent a stepping stone in the progression of carbon fiber from an "advanced" material, limited to high-priced applications, to a price-sensitive, mass-market material. Zoltek anticipates growth in future demand as graphite golf clubs, skis, racquets and similar equipment become less expensive, therefore, less of a novelty item and more of a staple. Carbon fibers have significantly improved the performance of many sporting good products. But until very recently, so-called "graphite" clubs and racquets have been produced from high-priced carbon fibers and have sold at very high prices.
Zoltek has generated its first significant sales in this market as a result of new ways of spreading its low-cost, high-tow fibers that facilitate the production of very thin sheets of fabric. The production of very thin sheets of fabric from carbon fibers enables a number of highly promising new applications, such as snowboards, in-line skates and skis, in which carbon fibers' extraordinary stiffness-to-weight and strength-to-weight can be put to use in improving performance.

CUSTOMERS AND BACKLOG

   As part of its efforts to expand its current range of market applications, the Carbon Fibers Business Segment engages in various strategic relationships to study the viability of the use of carbon fibers in new composite materials and structural enhancement environments. These relationships are designed to build on existing expertise and industry knowledge by exploring new potential uses for carbon fibers. Successful partnerships with commercial customers include long-term supply relationships with BFG and TRW. The Company intends to consider additional acquisitions and strategic application development and composite manufacturing partnerships and joint ventures with identified participants in the composite value chain.

   During the fiscal year ended September 30, 1999, BFG (to which the Company reported sales of $9.6 million) was the only customer or group of affiliated customers which represented greater than 10% of the Company's total consolidated revenues.

   As of September 30, 1999 and 1998, the Company had backlogs of orders believed to be firm aggregating more than $14.2 million and $17.3 million, respectively (including estimated releases under long-term supply arrangements during the succeeding 12 months). Purchase orders from the Company's customers are subject to amendment or cancellation.

INTERNATIONAL

   The Company conducts its operations and sells its products primarily in the United States and Europe. To date, the Company's
Carbon Fibers Business Segment has focused primarily on meeting the needs of U.S. customers. The Company has, however, shipped carbon fiber products to customers in Europe and Asia. Through the Composite Intermediates Business Segment and Specialty Products Business Segment, the Company derives a substantial portion of its revenues from Europe.

   For additional information regarding the Company's international operations, see Note 10 to the accompanying Consolidated Financial Statements.

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

   The major materials used by the Composite Intermediates Business Segment and the Specialty Products Business Segment include glass fiber, acrylonitrile and other basic commodity products which are widely available from a variety of sources.

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

COMPETITION

   The Company's Carbon Fibers Business Segment competes with various other producers of carbon fibers, acrylic fibers and other textile fiber products, many of which have substantially greater research and development, marketing, financial and managerial resources than the Company and represent significant competition for the Carbon Fibers Business Segment.

   The Company believes that no single manufacturer of carbon fiber products competes across all of its applications. The Carbon Fibers
Business Segment's direct carbon fiber competitors include Fortafil Fibers, Inc. in the United States and SGL Carbon in Europe, inasmuch as they use the same textile-type precursor as the Company. To varying degrees, depending on market conditions and supply, the Carbon Fibers Business Segment also competes with larger producers, such as Hexcel Corporation and Amoco
Corporation in the United States and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in Japan. Large international carbon fibers producers tend to market higher cost products than the Carbon Fibers Business Segment's products, with a principal focus on aerospace structural applications. These large manufacturers tend to enter into direct competition with the Carbon Fibers Business Segment primarily when they engage in significant discounting due to excess capacity and product surpluses.

   The Company believes that the principal areas of competition for its carbon fibers operations are price, quality, skill in developing new applications and ability to reliably meet the customer's volume requirements and qualifications for particular programs.

   The Composite Intermediates Business Segment competes with a range of other suppliers in the United States and Europe, including large competitors such as Hexcel Corporation and many smaller suppliers in markets with more fragmented participants.

   Competitors of the Specialty Products Business Segment in the textile fibers market include MonteFibre, Sp.A., A.G. Bayer and Acordis.
However, the Specialty Products Business Segment's historic ties with and geographic proximity to customers in the former socialist countries provide competitive advantages for the Specialty Products Business Segment in these markets compared to the larger manufacturers. Zoltek believes this advantage will decrease over time and, accordingly, the Specialty Products Business Segment is pursuing a strategy of sales to Western European markets and seeking a product mix with more favorable competitive characteristics, such as advanced materials (e.g., carbon fibers precursor).

   The non-textile market for the Specialty Products Business Segment's products is sufficiently fragmented that no significant single direct competitor exists. The Specialty Products Business Segment's sales of its industrial products are heavily concentrated in the Central and Eastern European markets.

ENVIRONMENTAL

   The operations of the Company's Carbon Fibers Business Segment in Abilene, Texas and St. Charles, Missouri utilize incineration and scrubbing of various exhaust streams designed to comply with applicable laws and regulations. The plants produce air emissions which are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. Management believes that the plants are currently operating in compliance with their permits and the conditions set forth therein. The Company does not believe that compliance by its Carbon Fibers Business Segment with applicable environmental regulations will have a material adverse effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of implementation of current laws or future changes in federal or state environmental laws or regulations on the Company's results of operations or financial condition.

   The operations of the Specialty Products Business Segment and the Composite Intermediates Business Segment are substantially conducted in Hungary and the United Kingdom and generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes the Specialty Products Business Segment and the Composite Intermediates Business Segment are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulation will not have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, results of operations or financial condition of the Company.

EMPLOYEES

   As of September 30, 1999, the Company employed approximately 189 persons in its U.S. operations, approximately 1,236 in its Hungarian operations and approximately 225 in its U.K. operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Rt. there are two active unions: Union Viscosa with approximately 810 members and Viscosa 1990 with approximately 500 members (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a bi-weekly basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that overall its employee relations are good.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   This Form 10-K, the annual report and certain information provided periodically in writing and orally by the Company's designated officers and agents including the annual report contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Zoltek," "Company," "we," "our" and "us" refer to Zoltek Companies, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-K, the annual report and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors of its officers with respect to, among other things: (i) our financial prospects; (ii) the successful integration of both completed and any future acquisitions; (iii) our growth strategy and operating strategy including the focus on facilitating acceleration of the introduction and development of mass market applications for carbon fibers; (iv) our current and expected future revenue and the impact of any acquisitions may have on our future performance.

   You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) in the event the Company experiences future operating and net losses; (ii) any material inability to successfully integrate and profitably operate our acquisitions; (iii) any material inability to acquire additional sufficient capital and financing at a reasonable cost to fund our long-term growth strategy or to maintain compliance with our credit facility; (iv) developments or new initiatives in the carbon fibers market by our competitors; (v) any failure by us to meet analysts expectations; (vi) our stock price; (vii) our inability to successfully manage rapid growth; and (viii) unexpected cost increases or adverse conditions in the market for carbon fiber and acrylic fiber.

   The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-K and annual report or to reflect the occurrence of unanticipated events.

Item 2.  Properties
------   ----------

   The Company's facilities are listed below and are considered to be suitable and adequate for its operations. Except as noted below, all the Company's properties owned, subject to various mortgage loans.

                                                                              APPROXIMATE AREA
           LOCATION                                  USE                      (IN SQUARE FEET)
           --------                                  ---                      ----------------
      St. Louis, Missouri              Administrative offices, marketing
                                       and engineering                              40,000

      St. Charles, Missouri<F1>        Carbon fibers manufacturing                 107,000

      Abilene, Texas                   Carbon fibers manufacturing
                                       and processing                              428,000

      San Diego, California<F1>        Carbon fiber prepreg manufacturing           35,000

      Salt Lake City, Utah             Filament winding equipment
                                       manufacturing                                65,000

      Newport, Isle of Wight,
      United Kingdom <F1>              Administrative offices, composite
                                       materials design, manufacturing and
                                       engineering                                 250,000

      Nyergesujfalu, Hungary           Carbon fibers, acrylic fiber, nylon
                                       and other manufacturing                   1,600,000

________________
<F1> Properties subject to lease.

Item 3.  Legal Proceedings
------   -----------------

   The Company is not a defendant in any legal proceedings other than ordinary routine litigation incidental to its business which the Company does not believe will result in any material adverse effect on future consolidated results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

   The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 1999.

Item 4A.  Executive Officers of the Registrant
-------   ------------------------------------

   The name, age and position with respect to each of the executive officers of the Company are set forth below:

   Zsolt Rumy, age 57, is the founder of the Company and has served as its Chairman, President and Chief Executive Officer and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Since May 1996, Mr. Rumy has served as a director of Southwest Bank of St. Louis, with which the Company maintains its primary banking relationships. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

   Paul Rudling, age 50, was appointed Vice President of the Company and President of Zoltek Intermediates Corporation in November 1999. Mr. Rudling founded Structural Polymer Systems in 1980 and has served as the Managing Director of the Structural Polymer Group of companies since 1994. From 1989 to 1994 Mr. Rudling was Chief Executive Officer of the Montedison Composite Materials Division (a division of Montedison Spa of Italy, a public company). Mr. Rudling was educated in New Zealand and graduated from the New Zealand Police College in 1967.

   Daniel Greenwell, age 37, has served as Chief Financial Officer and Secretary of the Company since December 1996. Prior to joining the Company, from November 1992 to December 1996, Mr. Greenwell served as Corporate Director of Financial Analysis and Reporting of Sigma-Aldrich Corporation (a publicly held specialty chemical manufacturer) and Controller of Sigma Chemical Company (a subsidiary of Sigma-Aldrich Corporation). From August 1985 to November 1992, Mr. Greenwell was a certified public accountant for KPMG Peat Marwick (an international accounting and auditing firm) holding various positions, including Senior Manager. Mr. Greenwell received a B.S. degree in Accounting from Truman State University in 1985.

                              PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
------   -------------------------------------------------------------
Matters
-------

   The Company's Common Stock (symbol: "ZOLT") is traded in the
Nasdaq National Market System. The number of beneficial holders of the Company's stock is approximately 20,000. The Company has never paid dividends.

   Set forth below are the high and low bid quotations as reported by Nasdaq for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:


                               Fiscal year ended                         Fiscal year ended
                              September 30, 1999                        September 30, 1998
                              ------------------                        ------------------

                            High               Low                    High              Low
                            ----               ---                    ----              ---
First Quarter              $15.68             $8.53                  $61.25            $26.50

Second Quarter               9.87              7.50                   41.50             26.25

Third Quarter                9.93              6.87                   36.94             20.12

Fourth Quarter               9.12              7.68                   22.12             11.62

Item 6.  Selected Financial Data
------   -----------------------

                                              ZOLTEK COMPANIES, INC.
                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:                                                 YEAR ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------
                                                         1999           1998           1997           1996           1995
                                                        -------        -------        -------        -------        -------
Net sales                                               $68,525        $83,390        $90,628        $68,957        $12,698

Cost of sales                                            53,375         58,805         64,214         49,772          7,716

Gross profit                                             15,150         24,585         26,414         19,185          4,982

Available unused capacity costs                           3,953             --             --             --             --

Selling, general and administrative expenses             14,525         12,958         13,172          9,510          1,845

Operating income (loss) from continuing operations       (3,328)        11,627         13,242          9,675          3,137

Interest expense                                            540            494            820          1,013            740

Net income (loss) from continuing operations             (2,824)         9,595         12,828          6,172          1,577

Income from discontinued operations, net of income
   taxes                                                     --             --             --             38            456

Net income (loss)                                       $(2,642)       $ 9,595        $12,828        $ 6,210        $ 2,033

Net income (loss) per share:

   Basic income (loss) per share:
      Continuing operations                             $  (.16)       $   .59        $   .79        $   .46        $   .16
      Discontinued operations                                --             --             --             --            .05
                                                        -------        -------        -------        -------        -------

   Net income (loss)                                    $  (.16)       $   .59        $   .79        $   .46        $   .21
                                                        =======        =======        =======        =======        =======

Weighted average common shares outstanding               16,209         16,216         16,212         13,348          9,583

   Diluted income (loss) per share:
      Continuing operations                             $  (.16)       $   .58        $   .78        $   .45        $   .16
      Discontinued operations                                --             --             --             --            .05
                                                        -------        -------        -------        -------        -------

   Net income (loss)                                    $  (.16)       $   .58        $   .78        $   .45        $   .21
                                                        =======        =======        =======        =======        =======

Weighted average common and common equivalent
   shares outstanding                                    16,209         16,525         16,547         13,737          9,820

BALANCE SHEET DATA:                                                                 SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------
                                                         1999           1998           1997           1996            1995
                                                       --------       --------       --------       --------        -------
Working capital                                        $ 43,946       $ 53,058       $ 69,556       $ 83,224        $ 6,322

Total assets                                            136,756        147,209        139,962        134,660         18,390

Short-term debt                                           2,085            817          2,760          4,578            745

Long-term debt, less current maturities                   5,423          5,898          4,295          5,207          6,191

Shareholders' equity                                    114,634        121,602        115,836        108,778          9,519

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

OVERVIEW

   The Company's mission and its strategic objective is to commercialize the use of carbon fibers as reinforcement in composite materials. The Company believes it is the lowest cost producer and sales price leader for carbon fibers. The Company believes its introduction of carbon fibers to potential end users has been well received, however, the Company found the existing composite materials value chain unresponsive and initiated steps to accelerate the introduction and development of carbon fiber composites across a broad range of mass market applications.

   Subsequent to September 30, 1999, the Company acquired a series of downstream companies that now comprise the Composite Intermediates
Business Segment and position it to accelerate the introduction and development of carbon fibers and carbon fiber composites in low-cost, high volume applications. The Company's strategy includes providing direct input into the composites value chain by supplying composite engineering and design technology, composite fabrication and processing technology and the ability to create integrated product solutions utilizing composite materials.

   On October 1, 1999, Zoltek acquired Cape Composites Inc.  Cape
Composites, located in San Diego, California, is a manufacturer of carbon fiber prepreg (pre-impregnated with resin) composite materials.

   On November 9, 1999, the Company acquired substantially all of the assets of Engineering Technology, Inc. ("EnTec"). EnTec, located in Salt Lake City, Utah, designs and manufactures filament winding equipment used in the production of composite parts.

   On November 15, 1999, the Company acquired Composite Machines Corporation ("CMC") and Ramal International, Inc. (parent company of
CMC). CMC, located in Salt Lake City, Utah, designs and manufactures filament winding and pultrusion equipment used in the production of composite parts.

   On November 19, 1999, the Company acquired Structural Polymer
(Holdings) Ltd. Structural Polymer, located in Newport, Isle of Wight, United Kingdom, designs and manufactures composite materials used in large scale structures such as wind turbine blades and marine structures.

   As part of its strategic plan, the Company is pursuing various initiatives to facilitate further development of product and process applications to increase demand for low-cost carbon fiber, including additional acquisitions of selected technology for the enhancement of its operations and to lead the commercialization of selected large-scale carbon composites.

   The Company initiated a major carbon fiber production capacity expansion plan during fiscal 1997 that continued into fiscal 1999 to facilitate its strategic objective of commercializing the use of carbon fibers. During the fourth quarter of fiscal 1997, the Company completed construction and began operation of five continuous carbon fiber lines, each with an annual rated capacity of one million pounds, at its Abilene, Texas facility (three lines) and Zoltek Rt. facilities (two lines).

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

   At the end of fiscal 1999, the Company substantially completed construction and partial finish out of an additional building (288,000 square feet) designed to house up to eight continuous carbonization lines at its Abilene, Texas facility. Additionally, the Company has purchased or placed orders for long-lead time equipment items for four additional continuous carbonization lines, each with an annual rated capacity of one million pounds. The Company is housing the long-lead time equipment items at its facility in Abilene, Texas. The Company does not currently anticipate initializing construction of the four additional lines during fiscal 2000 unless demand for carbon fiber increases. While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company believes the market will require demonstration of significant available capacity to initiate and develop large-scale composite applications utilizing its carbon fiber products.

   The recent major additions to the Company's carbon fiber manufacturing capacity (5.0 million pounds of rated capacity annually, completed in late fiscal 1997 and 2.0 million pounds of rated capacity annually, completed in the first quarter of fiscal 1999) currently are having little impact on sales. Carbon fiber sales for fiscal 1999 were $25.4 million compared to $22.7 million for fiscal 1998. The Company's strategy for initial sales increases was to rely on what had been two fast-growing markets in conductive plastics used in electronic products and sporting goods applications. As a result of the continuing Asian economic crisis and its impact on the electronics sector, sales of carbon fiber into that market fell significantly in fiscal 1998 and continued to be depressed during the first nine months of fiscal 1999. Qualification for the sporting goods applications and accompanying increases in sales have taken longer than was originally expected due to the excess supply in the market resulting from capacity increases by several other carbon fiber manufacturers.

   At the end of fiscal 1998 and during fiscal 1999, the Company was not operating its new continuous carbonization lines at full capacity. During fiscal 1999, available unused capacity charges were approximately $4.0 million. The Company currently anticipates that it will not operate its lines at full capacity during fiscal 2000. While the Company believes it is necessary to maintain available capacity to encourage development of significant new applications for carbon fibers, costs related to the unutilized capacity will adversely impact results of operations during fiscal 2000. The Company does, however, anticipate increases in sales from the new carbon fiber lines at both the U.S. and Hungarian locations in fiscal 2000.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

   The Company's sales decreased 17.8% to $68.5 million in fiscal
1999 from $83.4 million in fiscal 1998.  Carbon fiber sales increased
11.8% ($2.7 million) to $25.4 million in fiscal 1999 from $22.7 million in fiscal 1998. The carbon fibers sales increase was due to growth in the aircraft brake business, the impact of the new capacity additions and a rebound in sales to the conductive plastics markets for the electronics markets in the Far East during the fourth quarter. The increase in carbon fiber sales was constrained by delays in the development of new large scale applications utilizing significant quantities of carbon fibers. Sales of specialty products (acrylic and other products) produced at Zoltek Rt. decreased by 28.9% to $43.1 million in fiscal 1999 compared to $60.7 million in fiscal 1998. This decrease was principally due to selling price and volume reductions in the acrylic fiber markets. The acrylic fiber sales price reductions resulted from a substantial reduction in acrylonitrile
(ACN) raw material pricing, which the acrylic fiber manufacturers tend to pass through to customers. The acrylic fiber sales volume reduction of approximately 14.6% was due to an overall worldwide reduction in the markets for acrylic fibers. In addition, the Company converted its Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of 1999 permanently removing the capacity from the acrylic textile fiber operation. The Mavilon plant produced 7.9 metric tons of material in fiscal 1999. This change does not result in an asset impairment charge.

   Gross profit decreased 38.4% to $15.2 million in fiscal 1999 from $24.6 million in fiscal 1998. Decreased gross profit resulted principally from acrylic and other products sold by Zoltek Rt., which yielded gross profit of $7.1 million or 55.1% less than that in fiscal 1998. Gross margin on acrylic fibers and other products decreased to 16.5% of sales for fiscal 1999 compared to 26.2% of sales for fiscal 1998 due primarily to reductions in the selling prices and lower volume of sales. The gross margins contributed by the acrylic and other products, which are produced at Zoltek Rt., have historically generated lower gross margins than the Company's carbon fiber business. The decrease in gross profit from acrylic and other products was compounded by a decrease in carbon fibers gross margin of 6.7%. Gross profit from carbon fibers decreased to $8.0 million in fiscal 1999 from $8.7 million in fiscal 1998. The gross profit percentage on carbon fiber decreased to 31.6% of sales in fiscal 1999 from 38.3% in fiscal 1998 due to selling price decreases and product mix changes.

   The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $4.0 million during fiscal 1999. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during fiscal 2000.

   Selling, general and administrative expenses increased approximately 12.1%, or $1.5 million, from $13.0 million in fiscal 1998 to $14.5 million in fiscal 1999. This increase was primarily attributable to increased costs related to product and market development efforts for product trials, additional sales/product development personnel, travel and a fourth quarter charge of approximately $0.5 million with respect to certain uncollected accounts receivable from customers of the Specialty Products Business Segment in Poland and Russia. The component costs of selling, general and administrative expenses changed to reflect increased costs related to product and market development efforts, offset by a reduction in engineering and administrative costs.

   Interest expense was approximately $0.5 million for fiscal years
1999 and 1998. Interest income was $1.2 million for fiscal 1999 compared to $2.7 million in fiscal 1998. The decrease in interest income was due to the use of funds to finance the capital expenditures during fiscal 1999 and 1998. During fiscal 1999 capital expenditures totaled $15.7 million. In January 1999, the Company sold its nitrogen generation plant in Abilene, Texas for $5.0 million and leased it back under a seven-year operating lease. The Company did not realize a gain or loss on this sale.

   During fiscal 1999, the Company reported an income tax benefit of $0.2 million compared to income tax expense of $3.9 million in fiscal
1998 due to the reduced profit levels. The income tax benefit reflects the loss before income taxes reported for the fiscal year. The Company recognizes income taxes in both the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.6 million for fiscal years 1999 and 1998, as well as the statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 9%. During the first nine months of fiscal 1998, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability in 1998. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During fiscal 1998, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.6 million. Additionally, valuation allowance adjustments of $0.6 million for the first nine months of fiscal year 1998 were recognized as a reduction of income tax expense.

   The foregoing resulted in a net loss of $2.6 million for fiscal
1999 compared to a net income of $9.6 million for fiscal 1998. Similarly, the Company reported net income (loss) per share of ($0.16) and $0.58 on a diluted basis for fiscal 1999 and fiscal 1998, respectively. The weighted average common and common equivalent shares outstanding decreased to 16.2 million for fiscal 1999 compared to 16.5 million for fiscal year 1998 due to a reduction in common stock equivalents and the treasury stock repurchase.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

   The Company's net sales decreased 8% to $83.4 million in 1998 from $90.6 million in 1997. The decrease resulted from a decrease in both Zoltek's carbon fibers business and Zoltek Rt.'s acrylic fibers business. Net sales from Zoltek's carbon fibers business totaled $22.7 million in fiscal 1998, which was a decrease of 2% compared to fiscal 1997. The decreased sales of carbon fibers were due mainly to activities of customers that serve the electronics markets in the Far East. The acrylic and other products, produced at Zoltek Rt., generated net sales of $60.7 million in 1998 compared to $67.4 million for fiscal 1997 which was a decrease of 10%. This decrease was due mainly to selling price reductions in the acrylic fiber markets. The acrylic fiber sales price reductions resulted from a substantial reduction in acrylonitrile (ACN) raw material pricing which the acrylic fiber manufacturers tend to pass through to customers. Zoltek Rt. sales of acrylic fibers and other products were to the markets Zoltek Rt. had historically served.

   Gross profit decreased 7% to $24.6 million in fiscal 1998.
Decreased gross profit resulted from a 5% decrease in gross profit from Zoltek's carbon fiber business and an 8% decrease in gross profit from the acrylic and other products at Zoltek Rt. which mirrored the decrease in sales. Zoltek's gross margin from the carbon fibers business was approximately 38% of sales in fiscal 1998 and 39% in 1997. The Company's overall gross profit remained relatively constant at approximately 29% of sales for both fiscal 1998 and 1997. The acrylic and other products business generates significantly lower gross margins than the carbon fibers business and remained constant at 26% of sales for both fiscal 1998 and 1997.

   Selling, general and administrative expenses remained relatively constant at $13.0 million for fiscal year 1998 compared to $13.2 million during the prior year. This slight decrease was attributable to a reduction in market promotion costs and a change in certain employee benefits. The components of selling, general and administrative expense remained relatively constant.

   Interest expense was $0.5 million for fiscal 1998 compared to $0.8 in 1997 due mainly to the elimination of bank debt at Zoltek Rt. in the second half of fiscal 1997. Interest income for the fiscal year 1998 was $2.7 million compared to $4.0 million in 1997. The decrease in interest income was due to the use of the cash and cash equivalents to finance the capital expansions that amounted to $31.2 million in fiscal 1998.

   During fiscal 1998, the Company reported income tax expense of $3.9 million compared to $3.6 million in 1997. Income before income taxes was $13.5 million in fiscal 1998 compared to $16.4 million for fiscal 1997. The increase in the effective tax rate was due principally to the recognition of income tax expense on Zoltek Rt.'s earnings during the latter part of fiscal 1998. Zoltek Rt. fully utilized the net operating loss carryforwards during the second quarter of fiscal 1998 and recorded tax expense for the remainder of fiscal 1998. The statutory rate for the Zoltek Rt. operation in Hungary is 18%. During most of the first half of fiscal 1998 and all of fiscal 1997, Zoltek Rt. was able to utilize net operating loss carryforwards arising from losses incurred prior to the Company's acquisition. These net operating loss carryforwards resulted in a reduced income tax liability. However, due to the uncertainty of the availability of these operating loss carryforwards to reduce Zoltek Rt.'s future income tax liability, the Company recognized a full valuation allowance against these net operating loss carryforwards at the date of acquisition. During fiscal 1998 and 1997, Zoltek Rt. utilized operating loss carryforwards to reduce the income tax liabilities by $0.6 million and $1.5 million, respectively. Additionally, valuation allowance adjustments of $0.6 million and $1.5 million for fiscal 1998 and 1997, respectively, were recognized as a reduction of income tax expense.

   As a result of the foregoing, net income decreased 25% to $9.6 million for fiscal 1998 from $12.8 million in 1997. Similarly, the Company reported net income per share on a diluted basis of $0.58 for fiscal 1998 compared to $0.78 in 1997. The weighted average common shares on a diluted basis remained relatively constant at 16.5 million for both fiscal 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

   As part of the Company's strategic plan for commercializing carbon fibers and carbon fiber composites, the Company acquired a series of downstream acquisitions subsequent to September 30, 1999.

   In October 1999, Zoltek acquired all of the outstanding stock of Cape Composites Inc. for approximately $0.3 million in cash and assumed all outstanding debt of Cape Composites of approximately $2.4 million. Cape Composites is a manufacturer of carbon fiber prepreg composite materials.

   In November 1999, the Company acquired substantially all of the assets and assumed certain liabilities of EnTec for approximately $2.7 million in cash. EnTec designs and manufactures filament winding equipment used in the production of composite parts.

   In November 1999, the Company also acquired all of the outstanding stock of CMC and Ramal International, Inc. (parent company of CMC) for approximately $0.4 million in cash and assumed all outstanding debt of approximately $0.3 million. CMC designs and manufactures filament winding and pultrusion equipment used in the production of composite parts.

   Subsequent to the acquisitions of Cape Composites, EnTec and CMC, the Company provided working capital of approximately $1.5 million for the payment of accounts payable and accrued expenses. The Company anticipates making additional working capital facilities available to these acquired companies during fiscal 2000. The sources of these funds has been and is expected to be available cash balances and borrowings under the Company's credit facilities.

   In November 1999, the Company acquired all of the outstanding stock of Structural Polymer (Holdings) Ltd. ("SP") for approximately $30.0 million in cash and 2.5 million shares of the Company's common stock. The Company also borrowed $5.0 million to refinance certain existing bank debt of SP and fund working capital requirements. SP designs and manufactures composite materials used in large scale structures such as wind turbine blades and marine structures.

   In November 1999, the Company financed the SP acquisition through a new $71.0 million credit facility with Mercantile Bank National Association. The credit facility, structured as a $35.0 million, 6-year acquisition term loan, a $26.0 million, 6-year revolving credit facility, and a $10.0 million, 6-year future acquisition term loan is secured by 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations. Borrowings under the revolving credit facility will be based on a formula of eligible accounts receivable and eligible inventory of the Company and certain subsidiaries. Interest rates are tied to either prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The loan agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total facility plus certain other administrative costs. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. Proceeds of $5.0 million drawn under the new revolving credit facility were also used to refinance certain existing bank debt of the Company and for working capital purposes.

   During fiscal 1999 and prior years, the Company's primary sources of liquidity were cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

   The Company believes its financial position remains strong and sufficient to continue to execute its strategic expansion plans. At September 30, 1999, the Company reported working capital of $43.9 million compared to working capital of $53.1 million at September 30, 1998. The decrease in working capital from September 30, 1998 to September 30, 1999 was due primarily to the use of cash and temporary investments of $15.6 million to finance $15.7 million in capital expenditures for further expansion of the carbon fiber production capacity, partially offset by the net increase in short-term operating accounts. Inventories increased from $24.2 million at September 30, 1998 to $28.5 million at September 30, 1999. Carbon fibers accounted for $3.1 million of the increase while acrylic fibers and other products accounted for $1.2 million of the increase. The increase of carbon fiber inventories reflects operations of recently added carbon fiber lines during the application development period. The increase in the inventories of acrylic fibers and other products was principally attributable to the depressed acrylic market conditions in Western and Eastern Europe. The Company anticipates that the rate of increase in inventories will decrease during fiscal 2000 as a result of lower production rates.

   Marketable securities at September 30, 1999 amounted to $7.1 million compared to $19.0 million at September 30, 1998. The marketable securities primarily include U.S. Agency Notes with maturities longer than three months but less than 12 months and preferred stock.

   Other receivables of $0.4 million consisted primarily of VAT and import refunds due Zoltek Rt. from the Hungarian taxing authority at September 30, 1999 compared to $2.4 million at September 30, 1998. The decrease in other receivables was primarily due to the receipt of cash in transit at September 30, 1998 associated with the long-term financing by Abilene, Texas. Other long-term liabilities were related to various supply agreements between Zoltek Rt. and its vendors and deferred income associated with future tax abatements from Abilene, Texas.

   Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications and the expansion of the Company's carbon fibers production capacity. In fiscal 1999, the Company made capital expenditures of $15.7 million for various projects compared to $31.2 million during the fiscal year 1998. Of these expenditures in fiscal
1999, approximately $13.3 million was used for new continuous carbonization lines and $2.4 million was used at Zoltek Rt. for modernization and modifications to produce acrylic fiber and other industrial products. These expenditures were financed principally with cash from the sale of temporary investments and from cash generated from operations.

   The Company continues to believe that forecasted customer demand for carbon fiber products will require additional substantial increases in capacity during the next several years. In June 1997, the Company acquired a 100,000 square foot newly constructed building and 11 acres in Abilene, Texas for its planned capacity expansion for a $1.9 million note payable. The Company constructed a 40,000 square foot building and acquired an additional 42 acres at the Abilene facility in the fourth quarter of fiscal 1998. The Company completed construction (in both the U.S. and Hungary) of seven continuous carbonization lines during fiscal 1997 and 1998. During fiscal 1998 five of the continuous carbonization lines were placed into operation. During the first quarter of fiscal 1999 the Company made two continuous carbonization lines ready for their intended use, but does not plan to utilize these two lines until product demand increases.

   During late fiscal 1998 and during the first quarter of fiscal
1999, the Company substantially completed construction and partial finish out of a building (288,000 square feet) designed to house up to eight continuous carbonization lines. Additionally, the Company has placed orders for long-lead equipment items for four additional continuous carbonization lines, each with an annual capacity of one million pounds. The Company plans to house the long-lead equipment items at its facility in Abilene, Texas. The Company does not currently anticipate initializing construction of the four additional lines during fiscal 2000 unless demand for the product increases.

   In connection with the initial purchase of the Abilene, Texas facility in fiscal 1997, the Company obtained a $1.9 million short-term non-interest bearing loan through the City of Abilene. During fiscal 1998, the Company purchased additional land and a building from the City of Abilene and consolidated this purchase with its initial loan for a new $3.1 million non-interest bearing loan maturing in January 2008, which was discounted. The long-term loan with the City of Abilene will be repaid with future real estate and personal property tax abatements granted by the City of Abilene.

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

   Zoltek Rt. had eliminated all debt and short-term financing during fiscal 1997. During fiscal 1998 and 1999, Zoltek Rt. obtained short-term financing consisting of working capital and commercial letters of credit of which $1.5 million was outstanding at September 30, 1999.

   In January 1999, the Company sold its nitrogen generation facility in Abilene, Texas to Southwest Bank for $5.0 million (actual construction cost) and leased it back under a seven-year operating lease. The Company utilized the funds for carbon fiber facility expansion and general corporate purposes.

   In February 1999, the Company's Board of Directors authorized a share repurchase program for up to 1,000,000 shares of the Company's common stock in the open market over an unspecified period of time as market conditions allow. The purpose of the repurchase plan is to meet the Company's obligations under its stock option plans, while minimizing dilution to shareholders. In connection with the approved repurchase, the Company purchased 15,000 shares of the Company's common stock in March 1999 and the Company sold put options for 70,000 shares of the Company's common stock in February and March 1999 which expired unexercised.
In addition, put options for 160,000 shares of the Company's Common Stock were sold in the fourth quarter of fiscal 1999. The put options allow the purchasers to exercise the options and sell the shares back to the Company or let the options expire. These additional options for 160,000 shares will expire on January 22, 2000.

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

   The Company has completed its review of the internal business systems and is in the process of modifying or replacing any systems that are not Year 2000 compliant. The review of manufacturing processes and facility management systems is underway and any identified systems will be corrected to be Year 2000 compliant. All modifications and changes in internal business, manufacturing processes and facility management systems are anticipated to be completed by December 31, 1999. Information system maintenance and modifications are expensed as incurred, while any new software and equipment is capitalized and amortized over the asset's useful life. The Company purchased and installed new business system programs in both the U.S. and Hungarian operations at the beginning of fiscal 1998 which were Year 2000 compliant upon installation. The cost of these new systems was approximately $1.0 million. The Company has not separately identified the costs incurred to date for system and program modifications required specifically for Year 2000 compliance but they have not been material to operations or financial position. The costs of any further changes currently anticipated are also not expected to be material to either operations or financial position.

   The Company has contacted its key unrelated trading partners (suppliers and customers) to determine the extent to which the company may be vulnerable to their failure to correct their own Year 2000 issues. The Company does not have control over these third parties and therefore cannot currently determine the extent future operating results may be adversely effected by their failure to correct their Year 2000 problems.

   Based on the Company's accomplishments to date, no contingency plans are expected to be needed and none have been developed. Since the Company anticipates having Year 2000 issues resolved by December 31, 1999, it believes that adequate time will be available to develop contingency plans, if needed, and insure that alternatives are developed and implemented. However, if such alternatives are not developed and implemented on a timely basis, the potential does exist, even though remotely, that the Year 2000 issues could have a material impact on the results from operations.

OUTLOOK

   The recent downstream acquisitions will allow the Company to provide direct input into the composites value chain by supplying composite engineering and design technology, composite fabrication and processing technology and the ability to create integrated product solutions utilizing an entire range of composite materials and structures.

   Indications from the marketplace are that long-term demand for carbon fibers and composite materials eventually will grow as forecasted by the Company. During the Company's multi-year growth program, from time to time demand may lag capacity growth, as new markets take time to develop. In the Company's view, this is neither unexpected nor undesirable during the development of significant new applications. The Company is working with several customers to develop major new applications that would require significant quantities of carbon fiber, not small incremental volume increases. Therefore, the Company believes it will be necessary to incur costs related to available capacity during the periods the new applications are being developed. The Company's carbon fiber and composite material sales expectations are based on a combination of the anticipated growth of existing customer demand and projected new applications development.

   During the fourth quarter of fiscal 1998 and the first three quarters of fiscal 1999, the acrylic fiber market experienced a sharp downturn in sales prices and related gross profit, primarily as a result of substantial reductions in the market prices of acrylonitrile (ACN) raw material. During the fourth quarter of fiscal 1999 ACN prices began to increase from their levels during the first three quarters of fiscal
1999. The Company experienced increased sales prices and related gross profit in the fourth quarter of fiscal 1999. The Company expects market conditions similar to the fourth quarter of fiscal 1999 to continue into fiscal 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

   The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile in fiscal 1999.

Item 8.  Financial Statements
------   --------------------

                       ZOLTEK COMPANIES, INC.
                 REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ZOLTEK COMPANIES, INC.
----------------------------------------------------------------------

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc., and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
St. Louis, Missouri
November 23, 1999

                                            ZOLTEK COMPANIES, INC.
                                          CONSOLIDATED BALANCE SHEET
                                (Amounts in thousands, except per share data)
ASSETS                                                                                                SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------
                                                                                                1999              1998
                                                                                              --------          --------
Current assets:
   Cash and cash equivalents                                                                  $  4,250          $  8,004
   Marketable securities                                                                         7,117            18,961
   Accounts receivable, less allowance for doubtful accounts of $774 and $314, respectively     13,138            14,964
   Inventories                                                                                  28,490            24,209
   Prepaid expenses                                                                                212               173
   Other receivables                                                                               436             2,403
   Refundable income taxes                                                                       1,620               745
                                                                                              --------          --------
     Total current assets                                                                       55,263            69,459
Property and equipment, net                                                                     77,422            76,861
Other assets                                                                                     4,071               889
                                                                                              --------          --------
     Total assets                                                                             $136,756          $147,209
                                                                                              ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Short-term notes payable                                                                   $  1,455          $      -
   Current maturities of long-term debt                                                            630               817
   Trade accounts payable                                                                        6,650            11,429
   Accrued expenses and other liabilities                                                        2,582             4,155
                                                                                              --------          --------
     Total current liabilities                                                                  11,317            16,401
Other long-term liabilities                                                                        815             1,009
Long-term debt, less current maturities                                                          5,423             5,898
Deferred income taxes                                                                            3,367             2,299
                                                                                              --------          --------
     Total liabilities                                                                          20,922            25,607
                                                                                              --------          --------
Mandatorily redeemable common stock, 160,000 shares                                              1,200                 -
Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares
    issued and outstanding                                                                           -                 -
   Common stock, $.01 par value, 50,000,000 shares authorized,
    16,041,338 and 16,216,338 shares issued and outstanding, respectively                          160               162
   Additional paid-in capital                                                                   98,823            99,954
   Retained earnings                                                                            31,185            33,827
   Treasury common stock at cost, 15,000 shares                                                   (118)                -
   Outstanding common stock put options, 160,000 shares                                            181                 -
   Accumulated other comprehensive income                                                      (15,597)          (12,341)
                                                                                              --------          --------
     Total shareholders' equity                                                                114,634           121,602
                                                                                              --------          --------
     Total liabilities and shareholders' equity                                               $136,756          $147,209
                                                                                              ========          ========

                 The accompanying notes are an integral part of the consolidated financial statements.

                                            ZOLTEK COMPANIES, INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (Amounts in thousands, except per share data)
                                                                                       YEAR ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------
                                                                             1999               1998              1997
                                                                           --------            -------           -------
Net sales                                                                   $68,525            $83,390           $90,628
Cost of sales                                                                53,375             58,805            64,214
                                                                           --------            -------           -------
   Gross profit                                                              15,150             24,585            26,414
Available unused capacity costs                                               3,953                  -                 -
Selling, general and administrative expenses                                 14,525             12,958            13,172
                                                                           --------            -------           -------
   Income (loss) from operations                                             (3,328)            11,627            13,242
Other income (expense):
   Interest expense                                                            (540)              (494)             (820)
   Interest income                                                            1,163              2,653             3,979
   Other, net                                                                  (119)              (253)               29
                                                                           --------            -------           -------
Income (loss) from operations before income taxes                            (2,824)            13,533            16,430
Provision (benefit) for income taxes                                           (182)             3,938             3,602
                                                                           --------            -------           -------
   Net income (loss)                                                       ($ 2,642)           $ 9,595           $12,828
                                                                           ========            =======           =======
Net income per share:
   Basic income per share:  Net income (loss)                              ($  0.16)           $  0.59           $  0.79
                                                                           ========            =======           =======
Weighted average common shares outstanding                                   16,209             16,216            16,212
   Diluted income per share:  Net income (loss)                            ($  0.16)           $  0.58           $  0.78
                                                                           ========            =======           =======
Weighted average common and common equivalent shares outstanding             16,209             16,525            16,547


              The accompanying notes are an integral part of the consolidated financial statements.

                                25

                                                    ZOLTEK COMPANIES, INC.
                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   (Amounts in thousands)
                                                                      Accumulated
                                                                         Other                  Outstanding                Compre-
                              Total                         Add'l    Comprehensive                 Common                  hensive
                          Shareholders' Preferred Common   Paid-In      Income      Treasury       Stock      Retained     Income
                             Equity       Stock   Stock    Capital      (Loss)        Stock     Put Options   Earnings     (Loss)
                          ------------- --------- ------   -------   -------------  --------    -----------   --------    --------
Balance, September 30,
 1996                       $108,778     $   -    $162     $99,870     ($ 2,658)      $   -         $  -      $11,404
Net income                    12,828         -       -           -            -           -            -       12,828      $12,828
Foreign currency
 translation adjustment       (5,854)        -       -           -       (5,854)          -            -            -       (5,854)
                                                                                                                           -------
   Comprehensive income                                                                                                    $ 6,974
                                                                                                                           =======
Exercise of stock
 options                          84         -       -          84            -           -            -            -
                            --------     -----    ----     -------     --------       -----         ----      -------
Balance, September 30,
 1997                        115,836         -     162      99,954       (8,512)          -            -       24,232
Net income                     9,595         -       -           -            -           -            -        9,595      $ 9,595
Foreign currency
 translation adjustment       (3,829)        -       -           -       (3,829)          -            -            -       (3,829)
                            --------     -----    ----     -------     --------       -----         ----      -------      -------
   Comprehensive income                                                                                                    $ 5,766
                                                                                                                           =======
Balance, September 30,
 1998                        121,602         -     162      99,954      (12,341)          -            -       33,827
Net loss                      (2,642)        -       -           -            -           -            -       (2,642)    ($ 2,642)
Foreign currency
 translation adjustment       (3,186)        -       -           -       (3,186)          -            -            -       (3,186)
Unrealized losses on
 securities                      (70)        -       -           -          (70)          -            -            -          (70)
                                                                                                                          --------

   Comprehensive loss                                                                                                     ($ 5,898)
                                                                                                                          ========
Treasury shares
 purchased                      (118)        -       -           -            -        (118)           -            -
Sale of put options on
 company shares:
   Put options sold and
    expired without
    redemption                    67         -       -          67            -           -            -            -
   Put options sold and
    unexercised at
    September 30, 1999
    transferred to
    mandatorily
    redeemable common
    stock                     (1,019)        -      (2)     (1,198)           -           -          181            -
                            --------     -----    ----     -------     --------       -----         ----      -------
Balance, September 30,
 1999                       $114,634     $   -    $160     $98,823     ($15,597)      ($118)        $181      $31,185
                            ========     =====    ====     =======     ========       =====         ====      =======

                     The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Amounts in thousands)

                                                                                                YEAR ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1999              1998              1997
                                                                                     ---------          --------          --------
Cash flows from operating activities:
 Net income (loss)                                                                   ($  2,642)         $  9,595          $ 12,828
 Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
   Depreciation and amortization                                                         5,422             3,519             2,637
   Unrealized foreign exchange (gain) loss                                                  58               121              (159)
   Other, net                                                                               49                84               175
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                           1,093            (1,777)           (3,562)
    (Increase) decrease in other receivables                                             1,882              (951)             (662)
    Increase in inventories                                                             (5,337)          (12,700)           (1,649)
    Increase in prepaid expenses and other assets                                         (669)             (359)              (85)
    Increase (decrease) in trade accounts payable                                       (4,181)            1,392             3,337
    Increase (decrease) in accrued expenses and other liabilities                          (90)           (1,277)            2,258
    Increase in income taxes payable/refundable and deferred taxes                         260               474               286
    Increase (decrease) in other long-term liabilities                                    (186)              761            (2,213)
                                                                                     ---------          --------          --------
     Total adjustments                                                                  (1,699)          (10,713)              363
                                                                                     ---------          --------          --------
Net cash provided (used) by operating activities                                        (4,341)           (1,118)           13,191
                                                                                     ---------          --------          --------

Cash flows from investing activities:
 Payments for purchase of property and equipment                                       (15,744)          (31,188)          (26,589)
 Payments from sale of property, plant and equipment                                     6,163                 -                 -
 (Increase) decrease in notes receivable                                                (2,573)              119               169
 Sale (purchase) of marketable securities                                               11,774              (659)          (18,302)
                                                                                     ---------          --------          --------
Net cash used by investing activities                                                     (380)          (31,728)          (44,722)
                                                                                     ---------          --------          --------

Cash flows from financing activities:
 Purchase of treasury stock                                                               (118)                -                 -
 Net increase in borrowing under revolving credit agreement                              1,525                 -                 -
 Net proceeds from exercise of stock options                                                 -                 -                84
 Proceeds from sale of Zoltek put options                                                  248                 -                 -
 Proceeds from issuance of notes payable                                                     -               509             5,527
 Repayment of notes payable                                                               (662)             (848)           (7,864)
                                                                                     ---------          --------          --------
Net cash provided (used) by financing activities                                           993              (339)           (2,253)
                                                                                     ---------          --------          --------
Effect of exchange rate changes on cash                                                    (26)               41              (515)
                                                                                     ---------          --------          --------
Net decrease in cash                                                                    (3,754)          (33,144)          (34,299)
Cash and cash equivalents at beginning of period                                         8,004            41,148            75,447
                                                                                     ---------          --------          --------
Cash and cash equivalents at end of period                                            $  4,250          $  8,004          $ 41,148
                                                                                     =========          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash (refunded) paid during the year for:
 Interest                                                                             $    527          $    502          $    815
 Income taxes                                                                             (435)            3,559             2,983

                    The accompanying notes are an integral part of the consolidated financial statements.

                   ZOLTEK COMPANIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
-----------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     Zoltek Companies, Inc. (the "Company") is a holding company which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc. and Zoltek Rt.
Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers used in aircraft brakes and other composite materials. Zoltek Rt. (formerly known as Zoltek Magyar Viscosa, Rt.) manufactures and markets acrylic and nylon fibers and yarns to the textile industry. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. In addition, Zoltek Rt. provides public works services for plant use and to the town of Nyergesujfalu, Hungary. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION

     For Zoltek Rt. which prepares its financial statements in the Hungarian Forint, assets and liabilities are translated at year-end exchange rates and the income statement is translated at the average exchange rate for the year. The related translation adjustments are reported as comprehensive income within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. are included in results of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

REVENUE RECOGNITION

     The Company recognizes sales on the date the products are shipped. During 1999, approximately $9,615,000 of sales was earned from one customer.

CONCENTRATION OF CREDIT RISK

     Zoltek's carbon fiber products are primarily sold to customers in the aerospace and composite industries. Zoltek Rt.'s products are mainly sold to customers in the textile industry. While the markets for the Company's products are geographically unlimited, most of Zoltek's business is with customers located in North America and most of Zoltek Rt.'s sales are to customers in Eastern Europe, the Commonwealth of Independent States, Europe and Asia. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of September 30, 1999, the Company had no significant concentrations of credit risk.

CASH AND CASH EQUIVALENTS

     All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $3,810,000 and $7,222,000 at September 30, 1999 and 1998,
respectively.

MARKETABLE SECURITIES

     Marketable securities consist of U.S. Agency Notes with maturities of less than one year (classified as held-to-maturity) that are valued at amortized cost and preferred stock equities (classified as available-for-sale) that are valued at fair market value. At September 30, 1999 and 1998, the Company held $4,790,000 and $16,811,000, respectively, of U.S. Agency Notes and $2,327,000 and $2,150,000, respectively, of preferred stock equities. Unrealized gains and losses are reflected as comprehensive income within shareholders' equity.

INVENTORIES

     Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the years ended September 30, 1999, 1998 and 1997, due to the short period of construction. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

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

FINANCIAL INSTRUMENTS

     The Company does not hold any financial instruments for trading purposes. The carrying value of cash, marketable securities and accounts payable approximated fair value at September 30, 1999 and 1998. Long-term debt bears current market rates of interest.

RESEARCH AND DEVELOPMENT EXPENSES

     Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Such costs were approximately $1,318,000, $893,000 and $712,000 in 1999, 1998, and 1997,
respectively.

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

NET INCOME (LOSS) PER SHARE

     SFAS No. 128, "Earnings Per Share", was adopted by the Company and all prior years presented were adjusted to reflect the new calculation. Accordingly, basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period, while diluted net income (loss) per share reflects the potential dilutive effects of stock options and incentive shares. Because 1999 results reflected a net loss, both basic and diluted earnings per share were calculated based on the same weighted average number of shares for the year.

RECENT ACCOUNTING PRONOUNCEMENTS

     No recently issued accounting standards will be applicable to the Company for its fiscal year ending September 30, 2000.

FINANCIAL PRESENTATION CHANGES

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   INVENTORIES
-----------------------------------------------------------------------

      Inventories consist of the following (amounts in thousands):

                                                                        SEPTEMBER 30,
                                                                   1999              1998
                                                                 -------           -------
      Raw materials                                              $ 6,173           $ 6,464
      Work-in-process                                                935             1,837
      Finished goods                                              21,059            15,509
      Supplies, spares and other                                     323               399
                                                                 -------           -------
                                                                 $28,490           $24,209
                                                                 =======           =======

3.   PROPERTY AND EQUIPMENT
-----------------------------------------------------------------------

      Property and equipment consists of the following
(amounts in thousands):

                                                                       SEPTEMBER 30,
                                                                  1999              1998
                                                                --------          --------
      Land                                                      $  1,151          $  1,146
      Buildings and improvements                                  26,592            24,669
      Machinery and equipment                                     62,819            59,200
      Furniture and fixtures                                       3,720             3,751
                                                                --------          --------
                                                                  94,282            88,766
      Less:  accumulated depreciation                            (16,860)          (11,905)
                                                                --------          --------
                                                                $ 77,422          $ 76,861
                                                                ========          ========

4.   INCOME TAXES
-----------------------------------------------------------------------

     The components of the provision for income taxes for the years ended September 30, are as follows (amounts in thousands):

                                                 1999              1998              1997
                                               -------            ------            ------
      Current:
        Federal                                ($1,792)           $1,855            $2,721
        State                                      (93)              117               142
        Non-U.S. local                             635               627               673
                                               -------            ------            ------
                                                (1,250)            2,599             3,536
      Deferred:
        Federal                                  1,222               714                66
        State                                       93                 -                 -
        Non-U.S.                                  (247)              625                 -
                                               -------            ------            ------
                                                 1,068             1,339                66
                                               -------            ------            ------
           Total                                 ($182)           $3,938            $3,602
                                               =======            ======            ======

     Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Amounts giving rise to the deferred income tax liability at September 30 are as follows (amounts in thousands):


                                                                   1999              1998
                                                                  ------            ------
      Depreciation                                                $3,048            $1,700
      Employee related costs                                        (195)              167
      Inventory reserve                                              (12)             (220)
      Bad debt accrual                                               (42)              (36)
      Deferred state income taxes                                    136               (38)
      Other                                                           25                48
      Non-U.S. operations deferred tax, net                          407               678
                                                                  ------            ------
      Total deferred tax liability                                $3,367            $2,299
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

     The provision (benefit) for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                           1999          1998           1997
                                                          -----         ------        -------
At statutory rate:
      Income taxes on income (loss) from operations       ($960)        $4,601        $ 5,586
Increases (decreases):
      Lower effective tax rate on non-U.S. operations       254           (988)        (1,303)
      Valuation allowance change                              -           (334)        (1,471)
      Local taxes, non-U.S.                                 569            627            673
      State taxes, net of federal benefit                   (32)           (35)           142
      Other                                                 (13)            67            (25)
                                                          -----         ------        -------
                                                          ($182)        $3,938        $ 3,602
                                                          =====         ======        =======

     For the years ended September 30, 1999, 1998 and 1997, the consolidated income (loss) before income taxes by domestic and foreign sources was ($1,810,000) and ($1,014,000), $7,358,000 and $6,175,000,
and $8,287,000 and $8,143,000, respectively. Undistributed earnings of Zoltek Rt. ($9,021,000 and $10,424,000 at September 30, 1999 and 1998,
respectively) are considered to be permanently invested and, accordingly, no provision for income taxes was made.


5.   FINANCING
------------------------------------------------------------------------

SHORT-TERM DEBT AND CREDIT AGREEMENTS

     The Company has a revolving credit agreement with Southwest Bank, St. Louis, Missouri, which bears interest at prime (prime rate at September 30, 1999 was 8.25%) with a maximum available of $5,000,000. There were no borrowings under the revolving credit agreement at September 30, 1999 or 1998. The Company also has various lines of credit with Hungarian banks with borrowings of $1,455,000 at September 30, 1999. In addition, Zoltek Rt. had bank guarantees and letters of credit outstanding with various Hungarian banks which totaled $3,070,000 at September 30, 1999.

     The Company had a short-term non-interest bearing note of $1,853,000 at September 30, 1997 that was secured by the real estate of the Abilene plant. This note matured in December 1997 and was refinanced in 1998 as part of the new long-term debt financing provided by the City of Abilene, Texas.

LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                          1999           1998
                                                                         ------         ------
Note payable with interest at 9%, payable in monthly installments of
  principal and interest of $62,458 to maturity in November 1999         $    -         $  533

Note payable with interest at 9.95%, payable in monthly installments of
  principal and interest of $19,288 to maturity in September 2009         1,462          1,544

Note payable with interest at 9.5%, payable in monthly installments of
  principal and interest of $27,672 to maturity in December 2009          2,158          2,276

Non-interest bearing note payable (discounted at 8%) to the City of
  Abilene, Texas to be repaid from real estate and personal property
  tax abatements                                                          2,433          2,362
                                                                         ------         ------
                                                                          6,053          6,715

Less:  amounts payable within one year                                     (630)          (817)
                                                                         ------         ------
                                                                         $5,423         $5,898
                                                                         ======         ======

     Following is a schedule of required principal payments of long-term debt (amounts in thousands):

             YEAR ENDING
            SEPTEMBER 30,                                 TOTAL
            -------------                                 -----

               2000                                         630
               2001                                         779
               2002                                         941
               2003                                       1,113
               2004                                       1,221
               Thereafter                                 1,369
                                                         ------
                                                         $6,053
                                                         ======

     The note payable are secured by real estate holdings.


6.   COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------

LEASE

     Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease which provides for 100% real estate tax abatement and expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease required a prepayment of $50,000 for rental through October 1993 and requires annual rental payments of $57,991 through October 2010. Rental expense related to this lease was $57,991 for the years ended September 30, 1999, 1998, and 1997.

     The Company entered into a sale/leaseback arrangement with Southwest Bank for the newly constructed nitrogen plant in Abilene in January 1999. The Company received $5,000,000 in cash for the nitrogen plant and did not recognize a gain or loss.

     The term of the lease is seven years and may be extended on a month to month basis thereafter. At expiration of the lease the company may repurchase the plant for market value. The lease is accounted for as an operating lease and requires minimum annual rental payments of $250,000 per year for 1999 and $962,000 in subsequent years. Rental expense related to this lease was $187,000 for the year ended September 30, 1999.

LEGAL

     The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.


7.   PROFIT SHARING PLAN
--------------------------------------------------------------------------

     The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. Contributions of $220,000, $220,000, and $180,000 were made for the years ended September 30, 1999, 1998, and 1997, respectively.


8.  RECAPITALIZATIONS
--------------------------------------------------------------------------

     In February 1997, the Company's authorized capital structure was changed to 50,000,000 shares of common stock, par value $.01 per share.


9.   STOCK OPTIONS
--------------------------------------------------------------------------

     In July 1992, the Company adopted a Long-Term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1995, 1996, 1997 and 1998 vest 100% five years from date of grant. Options granted in 1999 vest 100% three years from date of grant. The options were issued at an option price equal to the market price on the date of grant.

     In July 1992, the Company adopted a Directors Stock Option Plan under which options to purchase 3,000 shares of common stock at the then fair market value will be issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 3,000 shares of common stock, at the then fair market value. The plan was amended in February 1995 to increase the annual grants to 7,500 shares. The options expire from 2002 through 2009, respectively.

     The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented below as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

      Assumptions                                        1999           1998
      -----------                                       -------        -------
      Expected life of options                          6 years        6 years
      Risk free interest rate                           6.25%          5.50%
      Volatility of stock                               72%            74%
      Expected dividend yield                           --             --

     The weighted average fair value of the options granted during 1999 and 1998 was $678,000 and $1,809,000, respectively. Had the fair value of the options been amortized to expense over the options' vesting period, the pro forma impact on earnings of the stock-based compensation for the options under the provision would have been as follows (amount in thousands, except for earning per share information):

                                                          1999           1998
                                                        -------         ------
      Net income (loss):
         As reported                                    $(2,642)        $9,595
         Pro forma                                       (3,245)         9,040

         Diluted income (loss) per share:
         As reported                                    $ (0.16)        $ 0.58
         Pro forma                                      $ (0.20)        $ 0.55

     In accordance with SFAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, the Company's stock options do not trade on a secondary exchange and, therefore, the employees and directors cannot derive any benefit from holding the stock options under these plans without an increase in the market price of Company stock. Such an increase in stock price would benefit all shareholders commensurately.

     Presented below is a summary of stock option plans activity for the years shown:

                                                         Wtd. Avg.       Options       Wtd. Avg.
                                          Options     Exercise Price   Exercisable  Exercise Price
                                         --------     --------------   -----------  --------------
      Balance, September 30, 1996         690,000         $ 7.40         85,500         $ 7.83
         Granted                          155,000          27.59
         Exercised                         (6,000)          1.83
         Cancelled                       (209,000)         17.92
                                         --------

      Balance, September 30, 1997         630,000         $10.35        117,000         $15.64
         Granted                           97,500          38.27
         Exercised                              -              -
         Cancelled                         (5,000)          8.38
                                         --------
      Balance, September 30, 1998         722,500         $14.13        154,500         $21.31
         Granted                          203,000           8.93
         Exercised                             --             --
         Cancelled                       (145,000)         10.78
                                         --------
      Balance, September 30, 1999         780,500         $13.40        199,500         $18.41
                                         ========

     The following table summarizes information for options currently outstanding and exercisable at September 30, 1999:

                                             Options Outstanding           Options Exercisable
                                        ------------------------------  --------------------------
        Range of                           Wtd. Avg.       Wtd. Avg.                   Wtd. Avg.
         Prices               Number    Remaining Life  Exercise Price   Number     Exercise Price
      ------------           -------    --------------  --------------  -------     --------------
      $  1.33-2.33            12,000        4 years         $ 1.83       12,000         $ 1.83
         3.42-6.25           315,000        5 years           4.85       30,000           4.33
        7.00-13.50           256,000        6 years           9.02       82,500          10.74
       24.50-31.25           100,000        7 years          28.68       37,500          31.25
       34.25-39.00            97,500        8 years          38.27       37,500          39.00
      $ 1.33-39.00           780,500        7 years         $13.40      199,500         $18.41
                             =======                                    =======

10.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
-------------------------------------------------------------------------

     The Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" was adopted by the Company beginning in the current year. This standard requires disclosure of segment information on a basis consistent with the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's strategic business units are based on product lines and have been grouped into two reportable segments, Carbon Fibers and Specialty Products. The Carbon Fibers segment is the primary strategic segment and is focused on the manufacturing of low cost carbon fibers, facilitating development of product and process applications to increase the demand for carbon fibers and aggressively marketing carbon fibers. The Carbon Fibers segment is located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. The Company markets all its products globally. Except for one customer of the Carbon Fibers segment which accounted for 14% of the total sales of the Company, neither segment's sales is substantially dependent on one customer nor a small group of customers. The corporate and unallocated assets incur no cost of sales expenses so it has no gross profit or loss to report.

     Management evaluates the performance of its operating segments on the basis of gross margin contribution to the Company. The Company has extensive management involvement in the operations of the segments and coordinates the sales and marketing efforts of each of the segments. Therefore, these costs are not considered by management in the evaluation of the individual segment's performance. The following table presents financial information on the Company's operating segments as of September 30, 1999, 1998 and 1997 and for the fiscal years then ended (amounts in thousands):

                                                         1999           1998         1997
                                                       --------       --------      --------
      Net sales
         Carbon fibers                                 $ 25,404       $ 22,722      $ 23,209
         Specialty products                              43,121         60,668        67,419
                                                       --------       --------      --------
            Total                                      $ 68,525       $ 83,390      $ 90,628
                                                       ========       ========      ========

      Gross margin
         Carbon fibers                                 $  8,023       $  8,695      $  9,118
         Specialty products                               7,127         15,890        17,296
                                                       --------       --------      --------
            Total                                      $ 15,150       $ 24,585      $ 26,414
                                                       ========       ========      ========

      Total assets
         Carbon fibers                                 $ 85,796       $ 79,710      $ 41,827
         Specialty products                              35,935         39,651        38,145
         Corporate and unallocated <Fa>                  15,025         27,848        59,990
                                                       --------       --------      --------
            Total                                      $136,756       $147,209      $139,962
                                                       ========       ========      ========

     <Fa>  Consists mainly of cash equivalents, marketable securities and corporate buildings.

      Capital expenditures
         Carbon fibers                                 $ 13,330       $ 28,544      $ 25,292
         Specialty products                               2,414          2,644         1,297
                                                       --------       --------      --------
            Total                                      $ 15,744       $ 31,188      $ 26,589
                                                       ========       ========      ========

      Depreciation and amortization expense
         Carbon fibers                                 $  4,356       $  2,309      $  1,386
         Specialty products                               1,066          1,210         1,251
                                                       --------       --------      --------
            Total                                      $  5,422       $  3,519      $  2,637
                                                       ========       ========      ========

     Sales and long-lived assets, by geographic area, consisted of the following for each of the years in the period ended September 30, 1999, 1998 and 1997 (amounts in thousands):

                                                 1999                            1998                            1997
                                      ------------------------------  ------------------------------  ------------------------------
                                          Net        Net Property        Net        Net Property         Net         Net Property
                                      Sales <Fa>  and Equipment <Fb>  Sales <Fa>  and Equipment <Fb>  Sales <Fa>  and Equipment <Fb>
                                      ----------  ------------------  ----------  ------------------  ----------  ------------------
      United States                     $21,347        $55,400         $20,925        $54,020          $22,038         $29,343
      Western Europe
         Italy                            5,804              -           7,366              -            9,342               -
         Other                           10,489              -          10,708              -            6,708               -
      Eastern Europe
         Hungary                         16,508         22,022          22,852         22,841           25,004          22,039
         Poland                           4,186              -           7,883              -           10,534               -
         Other                            4,730              -           8,342              -            9,540               -
      Other Areas                         5,461              -           5,314              -            7,462               -
                                        -------        -------         -------        -------          -------         -------
         Total                          $68,525        $77,422         $83,390        $76,861          $90,628         $51,382
                                        =======        =======         =======        =======          =======         =======

<Fa>  Revenues are attributed to countries based on the location of the customer.

<Fb>  Property, plant and equipment net of accumulated depreciation based on country location of assets.

                                37

11.  SECONDARY STOCK OFFERINGS
-----------------------------------------------------------------------

     Pursuant to a secondary public offering in November 1995, the Company sold 4,170,000 shares of common stock and received net proceeds of $26.3 million. The Company used approximately $18 million to fund the purchase of Zoltek Rt. and the remaining proceeds for Zoltek Rt.'s working capital needs, and general corporate purposes, including capital expenditures.

     In September 1996 the Company completed a secondary offering of 2,300,000 shares of common stock and received net proceeds of $68.9 million. The Company is utilizing these funds to expand its production capacity by constructing additional continuous carbonization lines and for working capital needs and general corporate purposes.


12.  SUBSEQUENT EVENTS
------------------------------------------------------------------------

     On October 1, 1999, the Company acquired all of the outstanding shares of Cape Composites Incorporated, a California corporation ("Cape Composites") for $312,500 in cash. Cape Composites manufactures "carbon fiber prepreg" (carbon fiber impregnated with resin) composite materials used in the production of composite products requiring unidirectional strength and stiffness, such as golf club shafts and other sporting goods.

     On November 9, 1999, Engineering Technology Corporation ("EnTec"), a Missouri corporation which is a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Engineering
Technology, Inc., a Utah corporation for $2,700,000 in cash.
Engineering Technology, Inc. designs, manufactures and sells filament winding equipment.

     On November 15, 1999, EnTec acquired all of the outstanding shares of Composite Machines Company, Inc., a Utah corporation ("CMC"), and Ramal International, Inc., a Nevada corporation ("Ramal") for $350,000 in cash. CMC and Ramal design and manufacture filament winding and pultrusion equipment used in the production of large volume composite parts.

     On November 19, 1999, the Company completed the acquisition of all of the issued and outstanding share capital (the "Acquisition") of Structural Polymer (Holdings) Limited, a corporation organized under the laws of England and Wales ("SP Systems"), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated November 19, 1999, by and among the Company and each of the holders of the outstanding share capital of SP Systems. The aggregate purchase price paid by the Company in connection with the Acquisition was approximately $30.0 million in cash and aggregate of 2.5 million shares of the common stock of the Company having a market value of $27.5 million on the date of acquisition. SP Systems develops, markets and manufactures prepreg (glass and carbon fiber pre-impregnated with resin) materials, special bonding and laminating resins, reinforcement fabrics and consumable materials for composite manufacturing and engineering of composite structures. The Company intends to continue the historical business of SP Systems.

     These acquisitions will all be accounted for as purchases. The purchase price will be allocated to the fair value of the assets acquired. Although the final purchase price allocation is not complete, the Company estimates approximately $47.5 million in goodwill will be recognized and amortized over 15 years.

     On November 19, 1999 the Company entered into a six-year multi-purpose $71.0 million credit facility with Mercantile Bank National Association to fund the acquisition of SP Systems, refinance certain existing debt, fund working capital and fund future acquisitions. Under the agreement the

Company borrowed $35.0 million to fund the acquisition of SP Systems and refinance SP Systems' existing debt. In addition, the Company borrowed $5.0 million to refinance certain existing debt and for working capital purposes.

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (amounts in thousands,
--------------------------------------------------------------------
except per share data)
----------------------

FISCAL YEAR 1999                             1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
-----------------------------------------------------------------------------------------------------
Net sales                                      $18,724        $16,149        $15,607        $18,045
Gross profit                                     4,641          3,273          3,264          3,972
Net income (loss)                              $    10        $  (991)       $  (946)       $  (715)


Net income (loss) per share:
      Basic                                    $  0.00        $ (0.06)       $ (0.06)       $ (0.04)
      Diluted                                  $  0.00        $ (0.06)       $ (0.06)       $ (0.04)

FISCAL YEAR 1998                             1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
-----------------------------------------------------------------------------------------------------
Net sales                                      $22,224        $22,566        $18,868        $19,732
Gross profit                                     6,475          7,178          5,765          5,167
Net income                                     $ 3,261        $ 3,470        $ 1,699        $ 1,165


Net income per share:
      Basic                                    $  0.20        $  0.21        $  0.11        $  0.07
      Diluted                                  $  0.20        $  0.21        $  0.10        $  0.07

Item 9.   Changes in and Disagreements with Accountants on Accounting
------    -----------------------------------------------------------
and Financial Disclosure
------------------------

     Not Applicable.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

     The information set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.

Item 11.  Executive Compensation
-------   ----------------------

     The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management
          ----------

     The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by this reference.


                              PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
-------   --------------------------------------------------------------

     (a) (1) Financial statements: The following financial statements are included in Item 8 of this report:

          Report of Independent Accountants

          Consolidated Balance Sheet as of September 30, 1999
          and 1998

          Consolidated Statement of Operations for the years ended September 30, 1999, 1998 and 1997

          Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997

          Consolidated Statement of Cash Flows for the years ended September 30, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements

          (2) The following financial statement schedule and independent accountant's report thereon are included in Part IV of this report:

                                                                 Page
                                                                 ----

      Report of Independent Public Accountants on
      Financial Statement Schedule                                 44

      12-09 Valuation and Qualifying Accounts and Reserves         45

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

     10.2 Zoltek Companies, Inc. Long Term Incentive Plan, filed as Appendix B to Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference

     10.3 Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999, is incorporated herein by this reference

     10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation, filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference

     10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference. (An application for confidential treatment has been made for a portion of
           Exhibit 10.5.)

     10.6 Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference. (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

     10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company, filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

     10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

     10.9 Letter, dated March 6, 1995, from Southwest Bank of St. Louis to the Registrant regarding amendment of certain loan covenants, filed as Exhibit 10.13 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

     10.10 Stock Purchase Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited, filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

     10.11 Registration Rights Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited, filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

     10.12 Credit Agreement, dated as of November 19, 1999, by and among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites Incorporated, Engineering Technology Corporation and Mercantile Bank National Association, filed as Exhibit 2.3 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

     21    Subsidiaries of the Registrant

     23    Consent of PricewaterhouseCoopers LLP is filed herewith

     27    Financial Data Schedule is filed herewith

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ZOLTEK COMPANIES, INC.
                                 (Registrant)


                            By /s/ Zsolt Rumy
                               --------------------------------------
                               Zsolt Rumy, Chairman of the Board,
                               President and Chief Executive Officer
Date: December 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                           Date
---------                   -----                                           ----

/s/ Zsolt Rumy              Chairman, Chief Executive Officer               December 29, 1999
-------------------------   and Director
Zsolt Rumy


/s/ Daniel D. Greenwell     Chief Financial Officer                         December 29, 1999
-------------------------   and Corporate Secretary
Daniel D. Greenwell


/s/ Linn Bealke             Director                                        December 29, 1999
-------------------------
Linn Bealke


/s/ James W. Betts          Director                                        December 29, 1999
-------------------------
James W. Betts


/s/ Charles A. Dill         Director                                        December 29, 1999
-------------------------
Charles A. Dill


/s/ John L. Kardos          Director                                        December 29, 1999
-------------------------
John L. Kardos


/s/ John F. McDonnell       Director                                        December 29, 1999
-------------------------
John F. McDonnell

                REPORT OF INDEPENDENT ACCOUNTANTS ON
                    FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Zoltek Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated November 23, 1999, appearing in the 1999 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
November 23, 1999

                                          FOR THE YEAR ENDED SEPTEMBER 30, 1999

                               Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                (Amounts in thousands)
      Column A       Column B                           Column C                          Column D                Column E
      --------       --------             --------------------------------------          --------                --------
                                                        Additions
                                          --------------------------------------
                     Balance at           Charged to                Charged to                                    Balance at
                     beginning            costs and               other accounts          Deductions                 end
                     of period             expenses                  describe              describe               of period
                     ---------             --------                  --------              --------               ---------
RESERVE FOR
 DOUBTFUL ACCOUNTS   $     314             $    577                  $     --              $    117<F1>            $    774
                     =========             ========                  ========              ========                ========

                                            _________________________________

                                          FOR THE YEAR ENDED SEPTEMBER 30, 1998

                               Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                  (Amounts in thousands)

      Column A       Column B                           Column C                          Column D                Column E
      --------       --------             --------------------------------------          --------                --------
                                                        Additions
                                          --------------------------------------
                     Balance at           Charged to                Charged to                                    Balance at
                     beginning            costs and               other accounts          Deductions                 end
                     of period             expenses                  describe              describe               of period
                     ---------             --------                  --------              --------               ---------
RESERVE FOR
 DOUBTFUL ACCOUNTS     $331                  $57                       $--                  $74<F1>                 $314
                       ====                  ===                       ===                  ===                     ====
                                            _________________________________


                                           FOR THE YEAR ENDED SEPTEMBER 30, 1997

                               Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                 (Amounts in thousands)

      Column A       Column B                           Column C                          Column D                Column E
      --------       --------             --------------------------------------          --------                --------
                                                        Additions
                                          --------------------------------------
                     Balance at           Charged to                Charged to                                    Balance at
                     beginning            costs and               other accounts          Deductions                 end
                     of period             expenses                  describe              describe               of period
                     ---------             --------                  --------              --------               ---------
RESERVE FOR
 DOUBTFUL ACCOUNTS     $72                   $259                      $--                  $--                     $331
                       ===                   ====                      ===                  ===                     ====

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

     10.3 Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999.<F*>

     10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital
             Corporation<F*>

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

     10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company<F*>

     10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis<F*>

     10.9 Letter, dated March 6, 1995, from Southwest Bank of St. Louis to the Registrant regarding amendment of certain loan covenants<F*>

     10.10 Stock Purchase Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer
             (Holdings) Limited<F*>

     10.11 Registration Rights Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited<F*>

[FN]
______________
<F*> Incorporated herein by reference

                           EXHIBIT INDEX
                           -------------

Exhibit No.  Description
-----------  -----------

     10.12 Credit Agreement, dated as of November 19, 1999, by and among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites Incorporated, Engineering Technology Corporation and Mercantile Bank National Association<F*>

     21      Subsidiaries of the Registrant

     23      Consent of PricewaterhouseCoopers LLP

     27      Financial Data Schedule




[FN]
_______________
<F*> Incorporated herein by reference