Form 10-Q
period 1999-12-31
ZOLTEK COMPANIES INC
filed 2000-02-14
CIK 890923

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549


                              ---------


                              FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                         -------------------


For the quarter ended December 31, 1999     Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 14, 2000, 18,701,338 shares of Common Stock, $.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                               ZOLTEK COMPANIES, INC.
                                             CONSOLIDATED BALANCE SHEET
                                             --------------------------
                             (Amounts in thousands, except share and per share amounts)
                                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                                          1999            1999
                                                                                                      ------------    -------------
                                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                           $  3,776          $  4,250
   Marketable securities                                                                                  7,052             7,117
   Accounts receivable, less allowance for doubtful accounts of $1,053 and
    $774, respectively                                                                                   18,346            13,138
   Inventories                                                                                           40,376            28,490
   Prepaid expenses                                                                                         450               212
   Other receivables                                                                                      1,570               436
   Refundable income taxes                                                                                2,351             1,620
                                                                                                       --------          --------
      Total current assets                                                                               73,921            55,263
Property and equipment, net                                                                              93,104            77,422
Intangible assets, net (including goodwill)                                                              49,611                 -
Other assets                                                                                              1,322             4,071
                                                                                                       --------          --------
      Total assets                                                                                     $217,958          $136,756
                                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable                                                                            $      -          $  1,455
   Current maturities of long-term debt                                                                   4,134               630
   Trade accounts payable                                                                                18,073             6,650
   Accrued expenses and other liabilities                                                                 7,458             2,582
   Income taxes payable                                                                                   1,541                 -
                                                                                                       --------          --------
      Total current liabilities                                                                          31,206            11,317
Long-term debt, less current maturities                                                                  41,991             5,423
Other long-term liabilities                                                                                 767               815
Deferred income taxes                                                                                     3,381             3,367
                                                                                                       --------          --------
      Total liabilities                                                                                  77,345            20,922
                                                                                                       --------          --------
Mandatorily redeemable common stock, 210,000 and 160,000 shares, respectively                             1,700             1,200
Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
    no shares issued or outstanding                                                                           -                 -
   Common stock, $.01 par value, 50,000,000 shares authorized,
    18,491,331 and 16,041,338 shares issued and outstanding, respectively                                   184               160
   Additional paid-in capital                                                                           125,798            98,823
   Retained earnings                                                                                     29,987            31,185
   Treasury common stock at cost, 15,000 shares                                                            (118)             (118)
   Outstanding common stock put options, 210,000 and 160,000 shares, respectively                           280               181
   Accumulated other comprehensive income                                                               (17,218)          (15,597)
                                                                                                       --------          --------
      Total shareholders' equity                                                                        138,913           114,634
                                                                                                       --------          --------
      Total liabilities and shareholders' equity                                                       $217,958          $136,756
                                                                                                       ========          ========

                 The accompanying notes are an integral part of the consolidated financial statements.

                                2

                                               ZOLTEK COMPANIES, INC.

                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                        ------------------------------------
                                    (Amounts in thousands, except per share data)
                                                     (Unaudited)
                                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                                1999              1998
                                                                                                ----              ----
Net sales                                                                                     $22,933           $18,724
Cost of sales                                                                                  17,737            14,083
                                                                                              -------           -------
   Gross profit                                                                                 5,196             4,641
Available unused capacity costs                                                                   989               990
Selling, general and administrative expenses                                                    5,050             3,753
Goodwill and intangibles amortization                                                            (374)                -
                                                                                              -------           -------
Loss from operations                                                                           (1,217)             (102)
Other income (expense):
   Interest expense                                                                              (611)             (118)
   Interest income                                                                                198               367
   Other, net                                                                                     (93)                1
                                                                                              -------           -------
Income (loss) from operations before income taxes                                              (1,723)              148
Provision (benefit) for income taxes                                                             (525)              138
                                                                                              -------           -------
   Net income (loss)                                                                          ($1,198)          $    10
                                                                                              =======           =======

Net income (loss) per share:
   Basic and diluted income per share:
   Net income (loss)                                                                           ($0.07)          $  0.00
   Weighted average common shares outstanding                                                  17,343            16,216

           The accompanying notes are an integral part of the consolidated financial statements.

                                3

                                                ZOLTEK COMPANIES, INC.

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                         ------------------------------------
                                                (Amounts in thousands)
                                                      (Unaudited)
                                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                               1999              1998
                                                                                               ----              ----

Cash flows from operating activities:
      Net income (loss)                                                                       ($1,198)          $    10
      Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
         Depreciation and amortization                                                          2,058             1,314
         Unrealized foreign exchange (gain) loss                                                 (106)               63
         Other, net                                                                                56                10
      Changes in assets and liabilities before acquisitions:
            Decrease in accounts receivable                                                     5,701             2,940
            (Increase) decrease in other receivables                                              (34)              789
            Increase in inventories                                                            (3,641)           (5,468)
            Increase in prepaid expenses and other assets                                        (878)             (493)
            Increase (decrease) in trade accounts payable                                       1,337            (1,992)
            Increase (decrease) in accrued expenses and other liabilities                        (248)              474
            Decrease in income taxes payable/refundable and deferred taxes                     (1,260)              (12)
            Increase (decrease) in other long-term liabilities                                    (75)                3
                                                                                             --------           -------
         Total adjustments                                                                      2,910            (2,372)
                                                                                             --------           -------
   Net cash provided (used) by operating activities                                             1,712            (2,362)
                                                                                             --------           -------
   Cash flows from investing activities:
      Payments for purchase of Zoltek Intermediates companies,
       net of cash acquired                                                                   (34,317)                -
      Payments for purchase of property and equipment                                          (2,794)           (6,885)
      (Increase) decrease in notes receivable                                                      21               (12)
      Sale (purchase) of marketable securities                                                    (61)           16,811
                                                                                             --------           -------
   Net cash provided (used) by investing activities                                           (37,151)            9,914
                                                                                             --------           -------
   Cash flows from financing activities:
      Proceeds from sale of Zoltek stock options                                                   98                 -
      Proceeds from issuance of notes payable                                                  40,000               388
      Repayment of notes payable                                                               (5,125)             (177)
                                                                                             --------           -------
   Net cash provided by financing activities                                                   34,973               211
                                                                                             --------           -------
   Effect of exchange rate changes on cash                                                         (8)                3
                                                                                             --------           -------
   Net increase (decrease) in cash                                                               (474)            7,766
   Cash and cash equivalents at beginning of period                                             4,250             8,004
                                                                                             --------           -------
   Cash and cash equivalents at end of period                                                $  3,776           $15,770
                                                                                             ========           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
   Interest                                                                                  $    152           $    65
   Income taxes                                                                              $    739           $   151
Non-cash financing activities:
   Issuance of common stock in acquisitions                                                  $ 27,500           $     -

            The accompanying notes are an integral part of the consolidated financial statements.

                                4

                   ZOLTEK COMPANIES, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1999 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1999. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter ended December 31, 1999 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000.

2. PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek"), Structural Polymer (Holdings) Limited ("SP Systems"), Cape Composites, Incorporated, Engineering Technology Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc. and Zoltek Rt. The Company's Carbon Fiber business segment is primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. The Company's Composite Intermediates business segment provides composite engineering and design technology, composite fabrication and processing technology and composite materials. The Company's Specialty Products business segment manufactures and markets acrylic and nylon products and fibers to the textile industry.

The consolidated balance sheets of the Company's international subsidiaries, Structural Polymer (Holdings) Limited and Zoltek Rt., were translated from British Pounds and Hungarian Forints, respectively, to U.S. Dollars at the exchange rate in effect at the balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect during the periods presented. Adjustments resulting from foreign currency transactions are recognized in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.

3. ACQUISITIONS

During the first quarter of fiscal 2000, the Company acquired a series of downstream businesses which now comprise its Composite Intermediates business segment. The companies acquired were:

   On October 1, 1999, Zoltek acquired all of the outstanding stock of Cape Composites for approximately $0.3 million in cash and assumed all outstanding liabilities. Cape Composites is a manufacturer of carbon fiber prepreg composite materials.

   On November 9, 1999, Engineering Technology Corporation ("EnTec"), a Missouri corporation which is a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Engineering Technology, Inc., a Utah corporation, for $2.7 million in cash. Engineering Technology, Inc. designs, manufactures and sells filament winding equipment.

   On November 15, 1999, EnTec also acquired all of the outstanding stock of CMC and Ramal International, Inc. (parent company of CMC) for approximately $0.4 million in cash and assumed all outstanding debt of approximately $0.3 million. CMC designs and manufacturers filament winding and pultrusion equipment used in the production of composite parts.

   Subsequent to the acquisitions of Cape Composites, EnTec and CMC, the Company provided working capital of approximately $2.1 million for the payment of accounts payable, accrued expenses and outstanding debt to certain banks. The Company anticipates making additional working capital available to these acquired companies during fiscal 2000. The sources of these funds has been and is expected to be available cash balances and borrowings under the Company's credit facilities.

   On November 19, 1999, the Company acquired all of the outstanding stock of SP Systems for approximately $30.0 million in cash and 2.5 million shares of the Company's common stock. The Company also borrowed $5.0 million to refinance certain existing bank debt of SP Systems and fund working capital requirements. SP Systems designs and manufactures composite materials used in large-scale structures such as wind turbine blades and marine structures.

The foregoing acquisitions are reported under the purchase method of accounting and are included in the Company's consolidated financial statements from the date of acquisition. The purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess purchase price over the fair value market value of the net assets acquired was allocated to goodwill.

Set forth below is aggregate selected unaudited purchased price data of the acquired companies at the dates of acquisition.

                                                       SP Systems     Other        Total
                                                       ----------     -----        -----
Fair value of assets and liabilities acquired:
     Current assets                                     $ 18,342     $ 2,310     $ 20,652
     Long-term assets                                      9,093       6,567       15,660
     Goodwill and intangibles                             49,337         680       50,017
     Liabilities                                         (18,854)     (6,158)     (25,012)
                                                        --------     -------     --------
          Net purchase price                            $ 57,500     $ 3,399     $ 61,317
                                                        ========     =======     ========

Set forth below is selected unaudited pro forma combined results of operations data of the Company for the three months ended December 31, 1999 and 1998 as if the acquisitions had been completed as of October 1, 1999 and 1998, respectively. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated. (amounts in thousands, except per share data).


                                                                        (Unaudited)
                                                                        DECEMBER 31
                                                                  1999               1998
                                                                -------            -------
      Net sales                                                 $30,218            $32,517
      Net loss                                                  $(1,924)           $  (420)
      Net loss per share-basic and diluted                      $ (0.10)           $ (0.02)


4. COMPREHENSIVE INCOME

Effective with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income." This Statement requires that the financial statements disclose a new category entitled "Comprehensive Income" which is the combination of net income and noncash changes to shareholders' equity. The adoption of the Statement had no effect on the Company's results of operations during the periods presented.

Comprehensive income (loss) was as follows for the three-month period ended:

                                                                      DECEMBER 31
                                                                  1999            1998
                                                                -------         -------
                                                                (Amounts in thousands)
      Net income (loss)                                         $(1,198)          $ 10
      Accumulated other comprehensive income (loss)              (1,621)           440
                                                                -------           ----
      Comprehensive income (loss)                               $(2,819)          $450
                                                                =======           ====

5. CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $0.5 million and $3.8 million at December 31, 1999 and September 30, 1999, respectively.

6. INVENTORIES

      Inventories consist of the following:

                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                  1999             1999
                                                               ------------    -------------
                                                                   (Amounts in thousands)
         Raw materials                                           $11,336          $ 6,173
         Work-in-process                                           1,255              935
         Finished goods                                           27,411           21,059
         Supplies, spares and other                                  374              323
                                                                 -------          -------
                                                                 $40,376          $28,490
                                                                 =======          =======

                                6

7. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                 1999              1999
                                                              ------------     -------------
                                                                  (Amounts in thousands)
      Land                                                      $  1,620         $  1,151
      Buildings and improvements                                  30,585           26,592
      Machinery and equipment                                     78,319           62,819
      Furniture and fixtures                                       4,858            3,720
                                                                --------         --------
                                                                 115,382           94,282
      Less:  accumulated depreciation                            (22,278)         (16,860)
                                                                --------         --------
                                                                $ 93,104         $ 77,422
                                                                ========         ========

8. INTANGIBLE ASSETS

In connection with the acquisition of SP Systems, the Company recorded goodwill of $49.3 million. The goodwill is being amortized over 15 years. In addition, the Company identified certain filament winding industrial software at EnTec and CMC with an estimated value of $0.7 million. The filament winding industrial software has an amortization period of 10 years.

9. DEBT

In November 1999, the Company financed the SP acquisition through a new $71.0 million credit facility with Mercantile Bank National Association. The credit facility, structured as a $35.0 million, 6-year acquisition term loan, a $26.0 million, 6-year revolving credit facility, and a $10.0 million, 6-year future acquisition term loan is secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (SP Systems and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

Borrowings under the revolving credit facility will be based on a formula of eligible accounts receivable and eligible inventory of the Company and certain subsidiaries. Interest rates are based on either the Prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The credit agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total facility plus certain other administrative costs. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. Proceeds of $5.0 million, drawn under the new revolving credit facility, were also used to refinance certain existing bank debt of the Company and for working capital purposes. Borrowings of $40.0 million under the credit facilities are at an interest rate of 8.25% at December 31, 1999.

At December 31, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $23.3 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement covered a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation. The fair value of $23.3 million swap agreement outstanding at December 31, 1999 was $0.25 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

10. SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been grouped into three reportable segments, Carbon Fibers, Composite Intermediates and Specialty Products. The Carbon Fibers segment is focused on the manufacturing of low cost carbon fibers, facilitating development of product and process applications to increase the demand for carbon fibers and aggressively markets carbon fibers. The Carbon Fibers segment is located geographically in the United States and Hungary. The Composite Intermediates segment is focused on the development, manufacturing, and marketing of large composite structures, carbon fiber and glass composites, specialty resins and prepreg materials. The Composite Intermediates segment is located geographically in the United States and the United Kingdom. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. The Company markets all of its products globally. The corporate and unallocated assets incur no cost of sales expenses so it has no gross profit or loss to report.

Management evaluates the performance of its operating segments on the basis of gross margin contribution to the Company. The Company has extensive management involvement in the operations of the segments and coordinates the sales and marketing efforts of each of the segments. Therefore, these costs are not considered by management in the evaluation of the individual segment's primary performance. The following table presents financial information on the Company's operating segments as of December 31, 1999, and 1998. (Amounts in thousands):

                                                                       (UNAUDITED)
                                                               THREE MONTHS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                     1999          1998
                                                                     ----          ----
Net sales
      Carbon Fibers                                                $  5,497      $  5,872
      Composite Intermediates                                         6,975             -
      Specialty Products                                             10,461        12,852
                                                                   --------      --------
                                                                   $ 22,933      $ 18,724
                                                                   ========      ========

Gross profit
      Carbon Fibers                                                $  1,455      $  1,958
      Composite Intermediates                                         1,443             -
      Specialty Products                                              2,298         2,683
                                                                   --------      --------
                                                                   $  5,196      $  4,641
                                                                   ========      ========

Capital expenditures
      Carbon Fibers                                                $    968      $  6,542
      Composite Intermediates                                           576             -
      Specialty Products                                              1,250           343
                                                                   --------      --------
                                                                   $  2,794      $  6,885
                                                                   ========      ========

Depreciation and amortization expense
      Carbon Fibers                                                $  1,141      $  1,001
      Composite Intermediates                                           678             -
      Specialty Products                                                239           313
                                                                   --------      --------
                                                                   $  2,058      $  1,314
                                                                   ========      ========

                                                                 DECEMBER 31,  SEPTEMBER 30,
                                                                     1999          1999
                                                                 ------------  -------------
Total assets
      Carbon Fibers                                                $ 86,306      $ 85,796
      Composite Intermediates                                        86,864             -
      Specialty Products                                             35,802        35,935
      Corporate and Unallocated<Fa>                                   8,986        15,025
                                                                   --------      --------
                                                                   $217,958      $136,756
                                                                   ========      ========

<Fa> Consists primarily of cash equivalents, marketable securities and corporate buildings.


Geographic Information ( amounts in $000's )

                                               (Unaudited)                     (Unaudited)
                                     THREE MONTHS ENDED DECEMBER 31,    DECEMBER 31    SEPTEMBER 30,
                                           1999            1998            1999            1999
                                           ----            ----            ----            ----
                                               REVENUES<F1>                LONG-LIVED ASSETS<F2>
    United States                        $ 6,141         $ 5,473         $ 62,192        $55,400
    United Kingdom and New Zealand         5,468               -           58,379              -
    Hungary                               11,324          13,253           22,144         22,022
                                         -------         -------         --------        -------
                                         $22,933         $18,724         $142,715        $77,422
                                         =======         =======         ========        =======

<F1> Revenues are attributed to the entity recognizing the sale in the interim statements as it is not practical to accumulate every customer's country of domicile on an interim basis.
<F2> Property, plant and equipment  and goodwill and intangibles, net of accumulated depreciation and amortization based on country location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company's mission and its strategic objective is to commercialize the use of carbon fibers as reinforcement in composite materials. The Company believes it is the lowest cost producer and low selling price leader for carbon fibers. The Company believes its introduction of carbon fibers to potential end users has been well received, however, the Company found the existing composite materials value chain unresponsive and initiated steps to accelerate the introduction and development of carbon fiber composites across a broad range of mass market applications.

During the first quarter of fiscal 2000, the Company acquired a series of downstream businesses, which now comprise its Composite Intermediates business segment, that position it to accelerate the introduction and development of carbon fibers and carbon fiber composites in low-cost, high volume applications. The Company's strategy includes providing direct input into the composites value chain by supplying composite engineering and design technology, composite fabrication and processing technology and the ability to create integrated product solutions utilizing composite materials.

As part of its strategic plan, the Company is pursuing various initiatives to facilitate further development of product and process applications to increase demand for low-cost carbon fiber, including possible additional acquisitions of selected technology for the enhancement of its operations and to lead the commercialization of selected large-scale carbon fiber composites.

The Company initiated a major carbon fiber production capacity expansion plan during fiscal 1997 that continued into fiscal 1999 to facilitate its strategic objective of commercializing the use of carbon fibers.
The Company constructed 5.0 million pounds of new continuous carbonization capacity at its Abilene, Texas facility and 2.0 million pounds of continuous carbonization capacity at its facilities in Hungary. The Company also completed construction of a secondary processing building (40,000 square feet) at its Abilene, Texas facility. The Company is utilizing this facility to perform intermediate and secondary carbon fiber processing operations, such as chopping, milling and specialty packaging. In addition, the Company substantially completed construction and partial finish out of an additional building (288,000 square feet) designed to house up to eight continuous carbonization lines at its Abilene, Texas facility. The Company has obtained certain long-lead time equipment items for four additional continuous carbonization lines, each with an annual rated capacity of one million pounds. The Company is housing the long-lead time equipment items at its facility in Abilene, Texas. The Company does not currently anticipate initializing construction of the four additional lines during fiscal 2000 unless demand for carbon fiber increases.

While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company believes the market will require demonstration of significant available capacity to initiate and develop large-scale composite applications utilizing its carbon fiber products.

The recent major additions to the Company's carbon fiber manufacturing capacity currently are having little impact on sales. Carbon fiber sales for the first quarter of fiscal 2000 were $5.5 million compared to $5.9 million for the first quarter of fiscal 1999. Qualification for new applications and accompanying increases in sales have taken longer than was originally expected due to the excess supply in the market resulting from capacity increases by several other carbon fiber manufacturers.

During all of fiscal 1999 and the first quarter of fiscal 2000, the Company was not operating its new continuous carbonization lines at full capacity. During the first quarter of fiscal 2000, available unused capacity charges were approximately $1.0 million. The Company currently anticipates that it will not operate its lines at full capacity during fiscal 2000. While the Company believes it is necessary to maintain available capacity to encourage development of significant new applications for carbon fibers, costs related to the unutilized capacity will adversely impact results of operations during fiscal 2000. The Company does, however, anticipate increases in sales from the new carbon fiber lines at both the U.S. and Hungarian locations in fiscal 2000.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED
-------------------------------------------------------------------
DECEMBER 31, 1998
-----------------

The Company's sales increased 22.5% to $22.9 million in the first quarter of fiscal 2000 from $18.7 million in the first quarter of fiscal 1999.
The acquisitions in the first quarter of fiscal 2000 accounted for $7.0 million of sales. Carbon fiber sales decreased 6.4% ($0.4 million) to $5.5 million in the first quarter of fiscal 2000 from $5.9 million in the first quarter of fiscal 1999. The carbon fibers sales decrease was due to lower than anticipated sales volumes of product to the conductive plastics markets, as well as general selling price reductions. Sales of Specialty Products (acrylic and other products) produced at Zoltek Rt. decreased by 18.6% to $10.5 million in the first quarter of fiscal 2000 compared to $12.9 million in the first quarter of fiscal 1999. This decrease was principally due to volume reductions in the acrylic fiber markets. In addition, the Company converted its Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of fiscal 1999 permanently removing the capacity from the acrylic textile fiber operation. Sales of the Mavilon acrylic fiber were approximately $2.6 million during the first quarter of fiscal 1999. The Mavilon acrylic fiber plant change does not result in an asset impairment charge.

Gross profit increased 12.0% to $5.2 million in the first quarter of fiscal 2000 from $4.6 million in the same period of fiscal 1999. The Composite Intermediates segment acquisitions in the first quarter of fiscal 2000 accounted for $1.4 million of the reported gross profit. Gross profit from the Carbon Fiber and Specialty Products segments decreased in the first quarter of fiscal 2000 compared to the same period in fiscal 1999. Gross profit from the Specialty Products segment was $2.3 million or 14.3% less than that in fiscal 1999. The principal factor was volume reductions from the Mavilon acrylic fiber plant.
Gross profit on carbon fibers decreased by $0.5 million in the first quarter of fiscal 2000 compared to the gross margin for the corresponding quarter in fiscal 1999. Gross margin on Specialty Products increased to 22.0% of sales for the first quarter of fiscal 2000 compared to 20.9% of sales for the same period of fiscal 1999 due primarily to increases in selling prices. Gross margin on carbon fibers decreased to 26.5% of sales for the first quarter of fiscal 2000 compared to 33.3% of sales for the same period of fiscal 1999 due primarily to decreases in the selling prices and product mix changes.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.0 million during the first quarter of fiscal 2000 and fiscal 1999. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during fiscal 2000.

Selling, general and administrative expenses increased approximately 34.6%, or $1.3 million, from $3.8 million in the first quarter of fiscal 1999 to $5.1 million in the first quarter of fiscal 2000. The acquisitions in the first quarter of fiscal 2000 accounted for $1.8 million of selling, general and administrative expenses. The decrease in expenses for the Carbon Fiber and Specialty Products segments resulted from lower payroll, engineering and administrative costs.

During the first quarter of fiscal 2000, the Company incurred expense of approximately $0.4 million related to the amortization of the goodwill and intangibles resulting from the acquisitions of SP Systems and EnTec.

Interest expense was approximately $0.6 million for the first quarter of fiscal 2000 compared to $0.1 in the same period of fiscal year 1999.
The increase in interest expense resulted from the debt incurred as a result of the acquisition of SP Systems. Interest income was $0.2 million for the first quarter of fiscal 2000 compared to $0.4 million in the first quarter of fiscal 1999. The decrease in interest income was due to the use of funds to finance the acquisitions in the first quarter of fiscal 2000, as well as capital expenditures during fiscal 1999. During the first quarter of fiscal 2000 capital expenditures totaled $2.8 million.

In January 1999, the Company sold its nitrogen generation plant in Abilene, Texas for $5.0 million and leased it back under a seven-year operating lease. The Company did not realize a gain or loss on this sale.

During the first quarter of fiscal 2000, the Company reported an income tax benefit of $0.5 million compared to income tax expense of $0.1 million in the first quarter of fiscal 1999 due to the reduced profit levels. The income tax benefit reflects the loss before income taxes reported for the fiscal year. The Company recognizes income taxes in the United States, United Kingdom and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.1 million in the first quarters of fiscal year 2000 and 1999, as well as the statutory income taxes. The statutory income tax rate for operations in Hungary is 9%. The statutory income tax rate for operations in the United Kingdom is 31%. The Company anticipates earnings from the operations in the United Kingdom will be repatriated to the United States and is recording deferred taxes for the differences in income tax rates.

The foregoing resulted in a net loss of $1.2 million for the first quarter of fiscal 2000 compared to a break-even position for fiscal 1999. Similarly, the Company reported net income (loss) per share of ($0.07) and $0.00 on a diluted basis for the first quarter of fiscal 2000 and fiscal 1999, respectively. The weighted average common and common equivalent shares outstanding increased to 17.3 million for fiscal 2000 compared to 16.2 million for fiscal year 1999 due to the issuance of 2.5 million common shares in connection with the acquisition of SP Systems on November 19, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As part of the Company's strategic plan for commercializing carbon fibers and carbon fiber composites, the Company acquired a series of downstream businesses during the first quarter of fiscal 2000.

On October 1, 1999, Zoltek acquired all of the outstanding stock of Cape Composites for approximately $0.3 million in cash and assumed all outstanding debt to the Company of Cape Composites of approximately $3.4 million. Cape Composites is a manufacturer of carbon fiber prepreg composite materials.

On November 9, 1999, Engineering Technology Corporation ("EnTec"), a Missouri corporation which is a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Engineering Technology, Inc., a Utah corporation, for $2.7 million in cash. Engineering Technology, Inc. designs, manufactures and sells filament winding equipment.

On November 15, 1999, EnTec also acquired all of the outstanding stock of CMC and Ramal International, Inc. (parent company of CMC) for approximately $0.4 million in cash and assumed all outstanding debt of approximately $0.3 million. CMC designs and manufactures filament winding and pultrusion equipment used in the production of composite parts.

Subsequent to the acquisitions of Cape Composites, EnTec and CMC, the Company provided working capital of approximately $2.1 million for the payment of accounts payable, accrued expenses and outstanding debt to certain banks. The Company anticipates making additional working capital available to these acquired companies during fiscal 2000. The sources of these funds has been and is expected to be available cash balances and borrowings under the Company's credit facilities.

On November 19, 1999, the Company acquired all of the outstanding stock of SP Systems for approximately $30.0 million in cash and 2.5 million shares of the Company's common stock. The Company also borrowed $5.0 million to refinance certain existing bank debt of SP Systems and fund working capital requirements. SP Systems designs and manufactures composite materials used in large-scale structures such as wind turbine blades and marine structures.

In November 1999, the Company financed the SP Systems acquisition through a new $71.0 million credit facility with Mercantile Bank National Association. The credit facility, structured as a $35.0 million, 6-year acquisition term loan, a $26.0 million, 6-year revolving credit facility, and a $10.0 million, 6-year future acquisition term loan is secured by 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

Borrowings under the revolving credit facility will be based on a formula of eligible accounts receivable and inventory of the Company and certain subsidiaries. Interest rates are tied to either prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The loan agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total credit facility plus certain other administrative costs. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. Proceeds of $5.0 million, drawn in November 1999 under the new revolving credit facility, were also used to refinance certain existing bank debt of the Company and for working capital purposes. As of February 14, 2000, the Company has total outstanding borrowings of $8.0 million under the revolving credit facility.

At December 31, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $23.3 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement covered a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation. The fair value of $23.3 million swap agreement outstanding at December 31, 1999 was $0.25 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

During fiscal 1999 and prior years, the Company's primary sources of liquidity were cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company's financial position remains adequate, with the available credit facilities, to support the execution of its strategic expansion plans. At December 31, 1999, the Company reported working capital of $42.7 million compared to working capital of $43.9 million at September 30, 1999. Working capital at December 31, 1999 resulting from the recent acquisitions was approximately $5.7 million. The decrease in working capital from September 30, 1999 to December 31, 1999 was due primarily to the use of proceeds from the sale of short-term investments to finance the acquisitions of Cape Composites, EnTec and CMC (aggregate purchase price of $3.4 million ) and capital expenditures of $2.8 million.

Inventories increased from $28.5 million at September 30, 1999 to $40.4 million at December 31, 1999. The recent acquisitions accounted for $8.9 million of the increase. Carbon fibers inventory increased $0.7 million while specialty products accounted for $2.3 million of the increase. The increase in carbon fibers inventories resulted from soft market conditions coupled with the newly added production capacity. The increase in the inventories of acrylic fibers and other products was principally attributable to the depressed acrylic market conditions in Western and Eastern Europe. The Company anticipates that the rate of inventory growth will decrease during the remainder of fiscal 2000 as a result of lower production rates.

Marketable securities at December 31, 1999 amounted to $7.0 million compared to $7.1 million at September 30, 1999. The marketable securities primarily included U.S. Government Agency Notes with maturities longer than three months but less than twelve months and preferred stock.

Other receivables of $1.6 million at December 31, 1999 consisted primarily of VAT and import duty refunds due Zoltek Rt. from the Hungarian taxing authorities compared to $0.4 million at September 30, 1999. Other assets at December 31, 1999 were $1.3 million. At
September 30, 1999 other assets totaled $4.1 million The decrease was primarily due to the elimination of notes receivable from Cape
Composites of $2.6 million as a result of the acquisition on October 1, 1999. Other long-term liabilities are related to various supply agreements between Zoltek Rt. and its vendors.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications, and the expansion of the Company's carbon fibers production capacity. In the first three months of fiscal 2000, the Company made capital expenditures of $2.8 million compared to $6.9 million for the corresponding period in fiscal 1999. These expenditures were financed principally with cash from the secondary offering in September 1996 and from cash generated from operations.

In January 1999, the Company sold its nitrogen generation facility in Abilene, Texas to Southwest Bank for $5.0 million (actual construction cost) and leased it back under a seven-year operating lease. This sale and lease back did not result in a gain or loss. The Company used the funds for carbon fiber facility expansion and general corporate purposes.

In February 1999, the Company's Board of Directors authorized a share repurchase program for up to 1,000,000 shares of the Company's common stock in the open market over an unspecified period of time as market conditions allow. The purpose of the repurchase plan is to meet the Company's obligations under its stock option plans, while minimizing dilution to shareholders. In connection with the approved repurchase, the Company purchased 15,000 shares of the Company's common stock in March 1999. The Company sold put options for 230,000 shares of the Company's common stock during the period beginning in February 1999 through September 1999. The put options allow the purchasers to exercise the options and sell the shares to the Company or let the options expire. All of these put options expired in calendar 1999 and January 2000 without being exercised. The Company had put options for 160,000 shares outstanding at September 30, 1999.

The Company sold put options for 50,000 shares of the Company's common stock in December 1999, which expire on July 22, 2000.

IMPACT OF YEAR 2000
-------------------

The Company has not currently experienced any material problems with its computer systems or trading partners associated with the Year 2000 compliance. There were no material expenditures during the first quarter of fiscal 2000 relating to Year 2000 compliance The Company does not anticipate any material problems or expenditures relating to the Year 2000 compliance during fiscal 2000.

OUTLOOK
-------

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

During the fourth quarter of fiscal 1999 ACN prices began to increase from their levels during the first three quarters of fiscal 1999. The Company experienced increased sales prices and related gross profit in the fourth quarter of fiscal 1999 and the first quarter of fiscal
2000.   The Company expects market conditions to remain constrained for much of fiscal 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.
At December 31, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $23.3 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the terms of the swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement covered a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation. The fair value of the swap agreement outstanding at December 31, 1999 was $0.25 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

                              *  *  *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to manage rapid growth and increase its carbon fibers markets on a timely basis.

                   ZOLTEK COMPANIES, INC.


PART II.  OTHER INFORMATION

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)  Exhibits:

                       27   Financial Data Schedule

                  (b) Reports on Form 8-K: On November 24, 1999, the Registrant filed a Current part on Form 8-K reporting the acquisitions of SP Systems, Cape Composites, EnTec, CMC and Ramal.


                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Zoltek Companies, Inc.
                                         (Registrant)


Date:  February 14, 2000         By:   /s/ DANIEL D. GREENWELL
      -------------------           -----------------------------
                                        Daniel D. Greenwell
                                      Chief Financial Officer