Form 10-Q
period 2000-03-31
ZOLTEK COMPANIES INC
filed 2000-05-15
CIK 890923

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549


                       ----------------------


                              FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



                       ----------------------



For the quarter ended March 31, 2000    Commission File No. 0-20600
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
Yes  x   No
    ---    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 15, 2000, 18,701,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     ZOLTEK COMPANIES, INC.
                                   CONSOLIDATED BALANCE SHEET
                                   --------------------------
                   (Amounts in thousands, except share and per share amounts)


                                                                      MARCH 31,    SEPTEMBER 30,
ASSETS                                                                  2000           1999
------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                          $  2,471       $  4,250
   Marketable securities                                                 1,950          7,117
   Accounts receivable, less allowance for doubtful accounts of
     $1,052 and $774, respectively                                      23,481         13,138
   Inventories                                                          39,223         28,490
   Prepaid expenses                                                        890            212
   Other receivables                                                     1,694            436
   Refundable income taxes                                               3,101          1,620
                                                                      --------       --------
         Total current assets                                           72,810         55,263
Property and equipment, net                                             92,881         77,422
Intangible assets (including goodwill), net                             48,047              -
Other assets                                                             1,421          4,071
                                                                      --------       --------
         Total assets                                                 $215,159       $136,756
                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Current liabilities:
   Short-term notes payable                                           $      -       $  1,455
   Current maturities of long-term debt                                  6,361            630
   Trade accounts payable                                               19,367          6,650
   Accrued expenses and other liabilities                                4,180          2,582
   Income taxes payable                                                  1,315              -
                                                                      --------       --------
         Total current liabilities                                      31,223         11,317
Other long-term liabilities                                                741            815
Long-term debt, less current maturities                                 43,436          5,423
Deferred income taxes                                                    3,400          3,367
                                                                      --------       --------
         Total liabilities                                              78,800         20,922
                                                                      --------       --------
Mandatorily redeemable common stock, 0 and 160,000 shares,
  respectively                                                               -          1,200
Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     no shares issued or outstanding                                         -              -
   Common stock, $.01 par value, 50,000,000 shares authorized,
     18,701,331 and 16,041,338 shares issued and outstanding,
     respectively                                                          187            160
   Additional paid-in capital                                          127,677         98,823
   Retained earnings                                                    28,878         31,185
   Treasury common stock at cost (15,000 shares)                          (118)          (118)
   Outstanding common stock put options (0 and 160,000 shares,
     respectively)                                                           -            181
   Accumulated other comprehensive loss                                (20,265)       (15,597)
                                                                      --------       --------
         Total shareholders' equity                                    136,359        114,634
                                                                      --------       --------
         Total liabilities and shareholders' equity                   $215,159       $136,756
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

                                            ZOLTEK COMPANIES, INC.

                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                     ------------------------------------
                                 (Amounts in thousands, except per share data)
                                                  (Unaudited)

                                                     THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                                     ----------------------------   --------------------------
                                                          2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------------

Net sales                                               $35,218        $16,149        $58,151        $34,873
Cost of sales                                            26,236         12,876         43,973         26,959
                                                        -------        -------        -------        -------
   Gross profit                                           8,982          3,273         14,178          7,914
Available unused capacity costs                           1,099            906          2,088          1,896
Selling, general and administrative expenses              7,327          3,460         12,377          7,213
Goodwill amortization                                      (815)             -         (1,189)             -
                                                        -------        -------        -------        -------
Income (loss) from operations                              (259)        (1,093)        (1,476)        (1,195)
Other income (expense):
   Interest expense                                      (1,077)          (118)        (1,688)          (236)
   Interest income                                          154            260            352            627
   Other, net                                              (154)           (57)          (247)           (56)
                                                        -------        -------        -------        -------
Loss from operations before income taxes                 (1,336)        (1,008)        (3,059)          (860)
Provision (benefit) for income taxes                       (227)           (17)          (752)           121
                                                        -------        -------        -------        -------
   Net loss                                             $(1,109)       $  (991)       $(2,307)       $  (981)
                                                        =======        =======        =======        =======

Net loss per share:
   Basic and diluted loss per share                     $ (0.06)       $ (0.06)       $ (0.13)       $ (0.06)
                                                        =======        =======        =======        =======
   Weighted average common shares outstanding            18,701         16,205         18,018         16,211


            The accompanying notes are an integral part of the consolidated financial statements.

                                    ZOLTEK COMPANIES, INC.

                             CONSOLIDATED STATEMENT OF CASH FLOWS
                             ------------------------------------
                                    (Amounts in thousands)
                                         (Unaudited)

                                                                     SIX MONTHS ENDED MARCH 31,
                                                                     --------------------------
                                                                        2000           1999
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                           $ (2,307)       $  (981)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                      4,812          2,814
      Unrealized foreign exchange gain                                    (153)           (40)
      Other, net                                                            57              5
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                           (34)         1,768
      (Increase) decrease in other receivables                            (204)         1,420
      Increase in inventories                                           (3,385)        (4,774)
      Increase in prepaid expenses and other assets                     (1,486)          (654)
      Increase (decrease) in trade accounts payable                      3,097         (5,657)
      Increase (decrease) in accrued expenses and other liabilities     (1,260)            41
      (Increase) decrease in income taxes payable/refundable and
       deferred taxes                                                   (2,155)           722
      Decrease in other long-term liabilities                              (62)           (84)
                                                                      --------        -------
         Total adjustments                                                (773)        (4,439)
                                                                      --------        -------
      Net cash used by operating activities                             (3,080)        (5,420)
                                                                      --------        -------
Cash flows from investing activities:
   Payments for purchase of Zoltek Intermediates businesses,
    net of cash acquired                                               (34,317)             -
   Payments for purchase of property and equipment                      (6,127)        (8,968)
   Proceeds from sale of property, plant and equipment                      31          5,036
   Decrease in notes receivable                                             50             24
   Sale of marketable securities                                         5,075         11,969
                                                                      --------        -------
      Net cash provided (used) by investing activities                 (35,288)         8,061
                                                                      --------        -------
Cash flows from financing activities:
   Purchase of treasury stock                                                -           (118)
   Proceeds from sale of Zoltek stock options                                -             67
   Proceeds from issuance of notes payable                              43,000          1,259
   Repayment of notes payable                                           (6,399)          (479)
                                                                      --------        -------
      Net cash provided by financing activities                         36,601            729
                                                                      --------        -------
Effect of exchange rate changes on cash                                    (12)           (11)
                                                                      --------        -------
Net increase (decrease) in cash                                         (1,779)         3,359
                                                                      --------        -------
Cash and cash equivalents at beginning of period                         4,250          8,004
                                                                      --------        -------
Cash and cash equivalents at end of period                            $  2,471        $11,363
                                                                      ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash (refunded) paid during the year for:
   Interest                                                           $  1,234        $   207
   Income taxes                                                       $  2,052        $  (712)


    The accompanying notes are an integral part of the consolidated financial statements.

                       ZOLTEK COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------

1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented.
These financial statements should be read in conjunction with the Company's 1999 Annual Report which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1999. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter and six months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000.

2.   PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek"), Structural Polymer (Holdings) Limited ("SP Systems"), Cape Composites Incorporated, Engineering Technology Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc. and Zoltek Rt. The Company's Carbon Fiber business segment is primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. The Company's Composite Intermediates business segment manufactures and markets composite engineering and design technology, composite fabrication and processing technology and composite materials. The Company's Specialty Products business segment manufactures and markets acrylic and nylon products and fibers to the textile industry.

The consolidated balance sheets of the Company's international subsidiaries, Structural Polymer (Holdings) Limited and Zoltek Rt., were translated from British Pounds and Hungarian Forints, respectively, to U.S. Dollars at the respective exchange rates in effect at the balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect during the periods presented. Adjustments resulting from foreign currency transactions are recognized in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.

3.   ACQUISITIONS

During the first quarter of fiscal 2000, the Company acquired a series of downstream businesses which now comprise its Composite Intermediates business segment. The businesses acquired were as follows:

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

     On November 15, 1999, EnTec also acquired all of the outstanding stock of Composites Machine Corporation (CMC) and Ramal International, Inc. (parent company of CMC) for approximately $0.4 million in cash and assumed all outstanding debt of approximately $0.3 million. CMC designs and manufactures filament winding and pultrusion equipment used in the production of composite parts.

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

     On November 19, 1999, the Company acquired all of the outstanding stock of SP Systems for approximately $30.0 million in cash and 2.5 million shares of the Company's common stock having a market value of approximately $27.5 million. The Company also borrowed $5.0 million to refinance certain existing bank debt of SP Systems and fund working capital requirements. SP Systems designs and manufactures, among other things, composite materials used in large-scale structures such as wind turbine blades and marine structures.

The foregoing acquisitions are reported under the purchase method of accounting and are included in the Company's consolidated financial statements from the date of acquisition. The purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess purchase price over the fair market value of the net assets acquired was allocated to goodwill.

Set forth below is aggregate selected unaudited purchase price data of the acquired companies at the dates of acquisition.

                                                       (Unaudited) / (Amounts in thousands)
                                                      SP SYSTEMS        OTHER          TOTAL
                                                      ----------        -----          -----
   Fair value of assets and liabilities acquired:
      Current assets                                   $ 18,342        $ 2,310       $ 20,652
      Long-term assets                                    9,093          6,567         15,660
      Goodwill and intangibles                           49,337            680         50,017
      Liabilities                                       (18,854)        (6,158)       (25,012)
                                                       --------        -------       --------
            Net purchase price                         $ 57,918        $ 3,399       $ 61,317
                                                       ========        =======       ========


Set forth below is selected unaudited pro forma combined results of operations data of the Company for the six months ended March 31, 2000 and 1999 as if the acquisitions had been completed as of October 1, 1999 and 1998, respectively. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated. (amounts in thousands, except per share data).

                                                                            (Unaudited)
                                                                              MARCH 31
                                                                         2000           1999
                                                                       -------        -------
      Net sales                                                        $65,436        $67,002
      Net loss                                                         $(3,033)       $(1,377)
      Net loss per share - basic and diluted                           $ (0.16)       $ (0.07)

On April 28, 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC for $1.4 million cash and a note payable of $1.0 million. The Company anticipates providing additional funding of approximately $0.7 million for working capital during the remainder of fiscal 2000. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. Hardcore Composites Operations LLC designs and manufactures composite structures for the civil infrastructure market.

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

Comprehensive income (loss) includes cumulative translation adjustments and unrealized gains and losses on marketable equity securities. Comprehensive income (loss) was as follows for the six-month period ended:

                                                                             MARCH 31,
                                                                        2000           1999
                                                                      -------        -------
                                                                          (In thousands)
      Net loss                                                        $(2,307)       $  (981)
      Accumulated other comprehensive loss                             (4,668)        (2,662)
                                                                      -------        -------
      Comprehensive loss                                              $(6,975)       $(3,643)
                                                                      =======        =======

5.   CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $0.9 million and $3.8 million at March 31, 2000 and September 30, 1999, respectively.


6.   INVENTORIES

        Inventories consist of the following:

                                                                      MARCH 31,    SEPTEMBER 30,
                                                                        2000           1999
                                                                      ---------    -------------
                                                                           (In thousands)
            Raw materials                                              $ 9,136        $ 6,173
            Work-in-process                                              1,314            935
            Finished goods                                              28,670         21,059
            Supplies, spares and other                                     103            323
                                                                       -------        -------
                                                                       $39,223        $28,490
                                                                       =======        =======

7.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                      MARCH 31,    SEPTEMBER 30,
                                                                        2000           1999
                                                                      ---------    -------------
                                                                           (In thousands)
         Land                                                         $  1,877       $  1,151
         Buildings and improvements                                     27,174         26,592
         Machinery and equipment                                        80,067         62,819
         Furniture and fixtures                                          7,540          3,720
                                                                      --------       --------
                                                                       116,658         94,282
         Less:  accumulated depreciation                               (23,777)       (16,860)
                                                                      --------       --------
                                                                      $ 92,881       $ 77,422
                                                                      ========       ========

8.   INTANGIBLE ASSETS

In connection with the acquisition of SP Systems, the Company recorded goodwill of $49.3 million. The goodwill is being amortized over 15 years. In addition, the Company identified certain filament winding industrial software at EnTec and CMC with an estimated value of $0.7 million. The filament winding industrial software is being amortized over 10 years.

9.   DEBT

In November 1999, the Company financed the SP Systems acquisition through a new $71.0 million credit facility with Mercantile Bank National Association. The credit facility, structured as a $35.0 million, 6-year acquisition term loan, a $26.0 million, 6-year revolving credit facility, and a $10.0 million, 6-year future acquisition term loan is secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holdings) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

Borrowings under the revolving credit facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and certain subsidiaries. Interest rates are based on either Prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The credit agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total facility plus certain other administrative costs. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. Proceeds of $8.0 million, drawn under the revolving credit facility, were also used to refinance certain existing bank debt of the Company and for working capital purposes. Borrowings of $42.1 million under the credit facilities are at an interest rate of 8.26% at March 31, 2000.

At March 31, 2000, the Company had an interest rate swap agreement outstanding with a notional amount of $23.3 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement in effect converted a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation. The fair value of $23.3 million swap agreement outstanding at March 31, 2000 was $0.3 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

At March 31, 2000 the Company did not meet minimum EBITDA and the EBITDA to Funded Debt covenants of its credit agreement with Mercantile Bank National Association. A waiver of these violations was received on May 12, 2000. The Company has received a credit modification commitment from Mercantile Bank National Association and management expects that the modified agreement will be entered into by May 31, 2000. The proposed amended agreement, structured as a $34.1 million, 5.5-year acquisition term loan, and a $20.0 million, 5.5-year revolving credit facility will continue to be secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

Pursuant to the commitment letter, borrowings under the modified revolving credit facility will be based on a formula of eligible accounts receivable and inventory of the Company and certain subsidiaries. Interest rates will be tied to either prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The modified loan agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the modified credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total credit facility plus certain other administrative costs.

10.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of shares used in the computations of basis and diluted net income (loss) per share (in thousands):

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              MARCH 31,                     MARCH 31,
                                                                         2000           1999           2000           1999
                                                                         -------------------           -------------------
Weighted average common shares outstanding
used in computation of basic and diluted net income (loss) per share    18,701         16,201         18,018         16,211

Because the Company reported a net loss for the three months ended March 31, 2000 and 1999 and the six months ended March 31, 2000 and 1999, the calculation of diluted earnings per share does not include common stock equivalents as it would result in a reduction of net loss per share. If the Company had reported net income for the three months ended March 31, 2000 and 1999 there would have been 123,600 and 88,300 additional shares, respectively, in the calculation of diluted earnings per share. If the Company had reported net income for the six months ended March 31, 2000 and 1999, there would have been 118,300 and 106,700 additional shares, respectively, in the calculation of diluted earnings per share.

The following options to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because the options' exercise price was greater than the average market price of the Company's common stock for the periods stated and, therefore, are not common stock equivalents for purposes of this calculation (in thousands, except exercise price data):

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                MARCH 31,                     MARCH 31,
                                                          2000           1999           2000           1999
                                                          -------------------           -------------------
Options excluded from computation of diluted
net income (loss) per share                                 281            348            281            348

Exercise price ranges:
High                                                     $39.00         $39.00         $39.00         $39.00
Low                                                      $10.00         $ 8.75         $10.00         $11.50

11.  SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been grouped into three reportable segments, Carbon Fibers, Composite Intermediates and Specialty Products. The Carbon Fibers segment is focused on the manufacturing of low cost carbon fibers, facilitating development of product and process applications to increase the demand for carbon fibers and aggressively marketing carbon fibers. The Carbon Fibers segment is located geographically in the United States and Hungary. The Composite Intermediates segment is focused on the development, manufacturing and marketing of large composite structures, carbon fiber and glass composites, specialty resins and prepreg materials. The Composite Intermediates segment is located geographically in the United States and the United Kingdom. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. The Company markets all of its products globally. The corporate headquarters and unallocated assets incur no cost of sales expenses so they have no gross profit or loss to report. The corporate headquarters does have general and administrative expenses.

Management evaluates the performance of its operating segments on the basis of operating income contribution to the Company. The Company's operating segments have responsibility for managing sales, costs of sales and the selling, general and administrative efforts of each of the segments. Therefore, these costs are considered by management in the evaluation of the individual segment's primary performance. The following table presents financial information on the Company's operating segments as of and for the three and six months periods ending March 31, 2000 and 1999 (amounts in thousands):

                                                                      THREE MONTHS ENDED MARCH 31, 2000
                                                                      ---------------------------------
                                                                                 (Unaudited)

                                                                                                  Corporate
                                                                                                 Headquarters
                                                      Carbon       Composite       Specialty         and
                                                      Fibers     Intermediates     Products      Eliminations     Total
                                                      ------     -------------     ---------     ------------    -------
Net sales - external                                  $7,128        $18,190         $9,900          $   -        $35,218
Net sales - intersegment                                  72              -              -            (72)             -
                                                      ------        -------         ------          -----        -------
      Total net sales                                  7,200         18,190          9,900            (72)        35,218
Operating income (loss)                                  (78)           399            264           (844)          (259)
Available unused capacity expenses                     1,099              -              -              -          1,099
Depreciation and amortization expense                  1,093          1,395            238             29          2,755
Capital expenditures                                     294          1,942          1,097              -          3,333






                                                                        THREE MONTHS ENDED MARCH 31, 1999
                                                                        ---------------------------------
                                                                                  (Unaudited)

                                                                                                  Corporate
                                                                                                 Headquarters
                                                      Carbon       Composite       Specialty         and
                                                      Fibers     Intermediates     Products      Eliminations     Total
                                                      ------     -------------     ---------     ------------    -------
Net sales - external                                  $5,859         $    -         $10,290         $   -        $16,149
Operating income (loss)                                  549              -            (932)         (710)        (1,093)
Available unused capacity expenses                       906              -               -             -            906
Depreciation and amortization expense                  1,203              -             297            29          1,529
Capital expenditures                                   2,024              -              59             -          2,083


                                                                         SIX MONTHS ENDED MARCH 31, 2000
                                                                         -------------------------------
                                                                                  (Unaudited)

                                                                                                 Corporate
                                                                                                Headquarters
                                                      Carbon       Composite      Specialty         and
                                                      Fibers     Intermediates    Products      Eliminations      Total
                                                      ------     -------------    ---------     ------------     -------
Net sales - external                                 $12,625        $25,165        $20,361        $     -        $58,151
Net sales - intersegment                                 167              -              -           (167)             -
                                                     -------        -------        -------        -------        -------
      Total net sales                                 12,792         25,165         20,361           (167)        58,151
Operating income (loss)                                 (490)          (370)           926         (1,542)        (1,476)
Available unused capacity expenses                     2,088              -              -              -          2,088
Depreciation and amortization expense                  2,205          2,073            477             57          4,812
Capital expenditures                                   1,262          2,518          2,347              -          6,127



                                                                          SIX MONTHS ENDED MARCH 31, 1999
                                                                          -------------------------------
                                                                                   (Unaudited)

                                                                                                 Corporate
                                                                                                Headquarters
                                                      Carbon       Composite      Specialty         and
                                                      Fibers     Intermediates    Products      Eliminations      Total
                                                      ------     -------------    ---------     ------------     -------
Net sales - external                                 $11,731        $     -        $23,142        $     -        $34,873
Operating income (loss)                                  784              -           (559)        (1,420)        (1,195)
Available unused capacity expenses                     1,896              -              -              -          1,896
Depreciation and amortization expense                  2,147              -            610             57          2,814
Capital expenditures                                   8,566              -            402              -          8,968


                                                                                  TOTAL ASSETS
                                                                                  ------------
                                                                                  (Unaudited)

                                                                                                 Corporate
                                                                                                Headquarters
                                                      Carbon       Composite      Specialty         and
                                                      Fibers     Intermediates    Products      Eliminations     Total
                                                      ------     -------------    ---------     ------------    --------
March 31, 2000                                       $97,097        $88,935        $25,967        $ 3,160       $215,159
September 30, 1999                                    85,796              -         35,935         15,025        136,756

GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------

                                                          REVENUES<F1>
                                                      THREE MONTHS ENDED             LONG-LIVED ASSETS<F2>
                                                           MARCH 31,              MARCH 31,    SEPTEMBER 30,
                                                      2000           1999           2000           1999
                                                      -------------------           -------------------

United States                                        $14,602        $10,462        $60,916        $55,400
United Kingdom                                        20,949        $     -         10,727              -
Hungary                                               22,600         24,411         21,238         22,022
                                                     -------        -------        -------        -------
Total                                                $58,151        $34,873        $92,881        $77,422
                                                     =======        =======        =======        =======

<F1> Revenues are attributed to the entity recognizing the sale in the interim statements as it is not practical to accumulate every customer's country of domicile on an interim basis.
<F2> Property, plant and equipment and goodwill and intangibles, net of accumulated depreciation and amortization based on country location.

12.  SUBSEQUENT EVENTS

On April 28, 2000 the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC for $1.4 million cash and a note payable of $1.0 million. The Company anticipates providing additional funding of approximately $0.7 million for working capital. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. Hardcore Composites Operations LLC designs and manufactures composite structures for the civil infrastructure market. Products manufactured include bridges, bridge decks, marine pilings, fender panels, piers and stay-in-place form work.

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

During the first quarter of fiscal 2000, the Company acquired a series of downstream businesses, which now comprise its Composite Intermediates business segment, that position it to facilitate the introduction and development of carbon fibers and carbon fiber composites in low-cost, high volume applications. The Company's strategy includes providing direct input into the composites value chain by supplying composite engineering and design technology, composite fabrication and processing technology and the ability to create integrated product solutions utilizing composite materials.

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

The recent major additions to the Company's carbon fiber manufacturing capacity currently are having little impact on sales. Carbon fiber sales for the first six months of fiscal 2000 were $12.6 million compared to $11.7 million for the first six months of fiscal 1999. Qualification for new applications and accompanying increases in sales have taken longer than was originally expected due to the excess supply in the market resulting from capacity increases by several other carbon fiber manufacturers.

During all of fiscal 1999 and the first six months of fiscal 2000, the Company was not operating its new continuous carbonization lines at full capacity. During the first six months of fiscal 2000, available unused capacity charges were approximately $2.1 million. The Company currently anticipates that it will not operate its lines at full capacity during fiscal 2000. While the Company believes it is necessary to maintain available capacity to encourage development of significant new applications for carbon fibers, costs related to the unutilized capacity will adversely impact results of operations during fiscal 2000. The Company does, however, anticipate increases in sales from the new carbon fiber lines at both the U.S. and Hungarian locations in fiscal 2000.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
----------------------------------------------------------------
MARCH 31, 1999
--------------

The Company's sales increased 118% to $35.2 million in the second quarter of fiscal 2000 from $16.1 million in the second quarter of fiscal 1999. The acquisitions in the first quarter of fiscal 2000 accounted for $18.2 million of sales. Carbon fiber sales increased 21.5% ($1.2 million) to $7.1 million in the second quarter of fiscal 2000 from $5.9 million in the second quarter of fiscal 1999. The carbon fibers sales increase was due to increased sales volumes of product to the conductive plastics and aircraft brake markets. Sales of the Specialty Products business segment (acrylic and other products) produced at Zoltek Rt. decreased by 3.7% to $9.9 million in the second quarter of fiscal 2000 compared to $10.3 million in the second quarter of fiscal 1999. This decrease was principally due to volume reductions in the acrylic fiber markets. In addition, the Company converted its Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of fiscal 1999, permanently removing the capacity from the acrylic textile fiber operation. Sales of the Mavilon acrylic fiber were approximately $1.9 million during the second quarter of fiscal 1999. The Mavilon acrylic fiber plant change did not result in an asset impairment charge.

Gross profit increased 172% to $9.0 million in the second quarter of fiscal 2000 from $3.3 million in the same period of fiscal 1999. The Composite Intermediates business segment acquisitions in the second quarter of fiscal 2000 accounted for $5.4 million of the reported gross profit. Gross profit from the Carbon Fiber and Specialty Products business segments increased in the second quarter of fiscal 2000 compared to the same period in fiscal 1999. Gross profit from the Specialty Products business segment was $1.8 million or 21% more than that in fiscal 1999. The principal factor in the gross margin improvement was price increases in acrylic fibers. Overall volume in the second quarter of fiscal 2000 of acrylic fibers decreased compared to the same period of fiscal 1999. The principal factor for volume reductions related to the Mavilon acrylic fiber plant. Gross profit on carbon fibers decreased by $0.2 million in the second quarter of fiscal 2000 compared to the gross profit for the corresponding quarter in fiscal 1999. Gross margin on the Specialty Products business segment increased to 18.0% of sales for the second quarter of fiscal 2000 compared to 14.4% of sales for the second quarter of fiscal 1999 due primarily to increases in selling prices. Gross margin on carbon fibers decreased to 25.3% of sales for the second quarter of fiscal 2000 from 30.6% of sales for the second quarter of fiscal 1999, due primarily to decreases in the selling prices and product mix changes.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.1 million during the second quarter of fiscal 2000 and $1.0 million for the corresponding quarter in fiscal 1999. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during fiscal 2000.

Selling, general and administrative expenses increased approximately 108%, or $3.8 million, from $3.5 million in the second quarter of fiscal 1999 to $7.3 million in the second quarter of fiscal 2000. The acquisitions in the first quarter of fiscal 2000 accounted for $4.2 million of selling, general and administrative expenses. The decrease in expenses for the Carbon Fiber and Specialty Products business segments resulted from lower payroll, engineering and administrative costs.

During the second quarter of fiscal 2000, the Company incurred expense of approximately $0.8 million related to the amortization of the goodwill and intangibles resulting from the acquisitions of SP Systems and EnTec.

Interest expense was approximately $1.1 million for the second quarter of fiscal 2000 compared to $0.1 million in the same period of fiscal year 1999. The increase in interest expense resulted from the debt incurred as a result of the acquisition of SP Systems. Interest income was $0.2 million for the second quarter of fiscal 2000 compared to $0.3 million in the second quarter of fiscal 1999. The decrease in interest income was due to the use of funds to finance the acquisitions in the second quarter of fiscal 2000, as well as capital expenditures during fiscal 1999. During the second quarter of fiscal 2000 capital expenditures totaled $3.3 million.

In January 1999, the Company sold its nitrogen generation plant in Abilene, Texas for $5.0 million and leased it back under a seven-year operating lease. The Company did not realize a gain or loss on this sale.

During the second quarter of fiscal 2000, the Company reported an income tax benefit of $0.2 million compared to no income tax expense in the second quarter of fiscal 1999 due to the reduced profit levels. The income tax benefit reflected the loss before income taxes reported for the period. The Company recognizes income taxes in the United States, United Kingdom and Hungary based on the income before income taxes. Included in the provision for income taxes were gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.1 and $0.2 million in the second quarters of fiscal year 2000 and 1999, respectively, as well as the statutory income taxes. The statutory income tax rate for operations in Hungary is 9%. The statutory income tax rate for operations in the United Kingdom is 31%. The Company anticipates earnings from the operations in the United Kingdom will be repatriated to the United States and is recording deferred taxes for the differences in income tax rates.

The foregoing resulted in a net loss of $1.1 million for the second quarter of fiscal 2000 compared to a net loss of $1.0 million for the same period in fiscal 1999. Similarly, the Company reported net loss per share of ($0.06) on a basic and diluted basis for the second quarter of fiscal 2000 and fiscal 1999. The weighted average common shares outstanding increased to 18.7 million for the second quarter of fiscal 2000 compared to 16.2 million for the same period in fiscal year 1999 due to the issuance of 2.5 million common shares in connection with the acquisition of SP Systems on November 19, 1999.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED
------------------------------------------------------------
MARCH 31, 1999
--------------

The Company's sales increased 67% to $58.2 million in the first half of fiscal 2000 from $34.9 million in the first half of fiscal 1999. The acquisitions in the first quarter of fiscal 2000 accounted for $25.2 million of sales. Carbon fiber sales increased 7.5% ($0.9 million) to $12.6 million in the first half of fiscal 2000 from $11.7 million in the first half of fiscal 1999. The carbon fibers sales increase was due to higher sales volumes of product to the conductive plastics and aircraft brake markets. Sales of the Specialty Products business segment (acrylic and other products) produced at Zoltek Rt. decreased by 12% to $20.4 million in the first half of fiscal 2000 compared to $23.1 million in the first half of fiscal 1999. This decrease was principally due to volume reductions in the acrylic fiber markets. In addition, the Company converted its Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of fiscal 1999, permanently removing the capacity from the acrylic textile fiber operation. Sales of the Mavilon acrylic fiber were approximately $4.2 million during the first half of fiscal 1999. The Mavilon acrylic fiber plant change did not result in an asset impairment charge.

Gross profit increased 79% to $14.2 million in the first half of fiscal 2000 from $7.9 million in the corresponding period of fiscal 1999. The Composite Intermediates business segment acquisitions in the first half of fiscal 2000 accounted for $6.8 million of the reported gross profit.
Gross profit from the Carbon Fiber and Specialty Products business segments decreased in the first half of fiscal 2000 compared to the first six months of fiscal 1999. Gross profit from the Specialty Products business segment was $4.1 million or a decrease of 1.8% less compared to the first six months of fiscal 1999. The principal factor was volume reductions from the Mavilon acrylic fiber plant. Gross profit on carbon fibers decreased by $0.5 million in the first half of fiscal 2000 compared to the gross profit for the corresponding period in fiscal 1999. Gross margin on the Specialty Products business segment increased to 20.1% of sales for the first half of fiscal 2000 compared to 18.0% of sales for the same period of fiscal 1999 due primarily to increases in selling prices. Gross margin on carbon fibers decreased to 26.0% of sales for the first half of fiscal 2000 compared to 32.0% of sales for the corresponding period of fiscal 1999, due primarily to decreases in the selling prices and product mix changes.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $2.1 million during the first half of fiscal 2000 and $1.9 million during the first half of fiscal 1999. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during fiscal 2000.

Selling, general and administrative expenses increased approximately 72%, or $5.2 million, from $7.2 million in the first half of fiscal 1999 to $12.4 million in the first half of fiscal 2000. The acquisitions in the first quarter of fiscal 2000 accounted for $6.0 million of selling, general and administrative expenses. The decrease in expenses for the Carbon Fiber and Specialty Products business segments resulted from lower payroll, engineering and administrative costs.

During the first half of fiscal 2000, the Company incurred expense of approximately $1.2 million related to the amortization of the goodwill and intangibles resulting from the acquisitions of SP Systems and EnTec.

Interest expense was approximately $1.7 million for the first half of fiscal 2000 compared to $0.2 million in the same period of fiscal year 1999. The increase in interest expense resulted from the debt incurred as a result of the acquisition of SP Systems. Interest income was $0.4 million for the first half of fiscal 2000 compared to $0.6 million in the first half of fiscal 1999. The decrease in interest income was due to the use of funds to finance the acquisitions in the first half of fiscal 2000, as well as capital expenditures during fiscal 1999 and 2000. During the first half of fiscal 2000 capital expenditures totaled $6.1 million.

In January 1999, the Company sold its nitrogen generation plant in Abilene, Texas for $5.0 million and leased it back under a seven-year operating lease. The Company did not realize a gain or loss on this sale.

During the first half of fiscal 2000, the Company reported an income tax benefit of $0.8 million compared to income tax expense of $0.1 million in the first half of fiscal 1999 due to the reduced profit levels. The income tax benefit reflects the loss before income taxes reported for the period. The Company recognizes income taxes in the United States, United Kingdom and Hungary based on the income before income taxes. Included in the provision for income taxes were gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.2 and $0.3 million in the first half of fiscal year 2000 and 1999, respectively, as well as the statutory income taxes. The statutory income tax rate for operations in Hungary is 9%. The statutory income tax rate for operations in the United Kingdom is 31%. The Company anticipates earnings from the operations in the United Kingdom will be repatriated to the United States and is recording deferred taxes for the differences in income tax rates.

The foregoing resulted in a net loss of $2.3 million for the first half of fiscal 2000 compared to net loss of $1.0 for the first half of fiscal 1999. Similarly, the Company reported net loss per share of ($0.13) and ($0.06) on a basic and diluted basis for the first half of fiscal 2000 and fiscal 1999, respectively. The weighted average common shares outstanding increased to 18.0 million for the first half of fiscal 2000 compared to
16.2 million for fiscal year 1999 due to the issuance of 2.5 million common shares in connection with the acquisition of SP Systems on November 19, 1999.

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

On November 15, 1999, EnTec also acquired all of the outstanding stock of Composite Machines Corporation (CMC) and Ramal International, Inc. (parent company of CMC) for approximately $0.4 million in cash and assumed all outstanding debt of approximately $0.3 million. CMC designs and manufactures filament winding and pultrusion equipment used in the production of composite parts.

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

On April 28, 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC for $1.4 million cash and a note payable of $1.0 million. The Company anticipates providing additional funding of approximately $0.7 million for working capital. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. Hardcore Composites Operations LLC designs and manufactures composite structures for the civil infrastructure market. Products manufactured include bridges, bridge decks, marine pilings, fender panels, piers and stay-in-place form work.

In November 1999, the Company financed the SP Systems acquisition through a new $71.0 million credit facility with Mercantile Bank National Association. The credit facility, structured as a $35.0 million, 6-year acquisition term loan, a $26.0 million, 6-year revolving credit facility, and a $10.0 million, 6-year future acquisition term loan is secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

Borrowings under the revolving credit facility are based on a formula of eligible accounts receivable and inventory of the Company and certain subsidiaries. Interest rates are tied to either Prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. At March 31, 2000, the interest rate was 8.26%. The loan agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total credit facility plus certain other administrative costs. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. Proceeds of $5.0 million, drawn in November 1999 under the new revolving credit facility, were also used to refinance certain existing bank debt of the Company and for working capital purposes. As of May 15, 2000, the Company has total outstanding borrowings of $9.5 million under the revolving credit facility.

At March 31, 2000, the Company had an interest rate swap agreement outstanding with a notional amount of $23.3 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement in effect converted a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation at 6.51%. The fair value of $23.3 million swap agreement outstanding at March 31, 2000 was $0.3 million.
The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

At March 31, 2000 the Company did not meet minimum EBITDA and the EBITDA to Funded Debt covenants of its credit agreement with Mercantile Bank National Association due primarily to delays in anticipated sales growth of the Composite Intermediates business and the impact of integration of the acquired businesses. A waiver of these violations was received on May 12, 2000. The Company has received a credit modification commitment from Mercantile Bank National Association and management expects that the modified agreement will be entered into by May 31, 2000. The proposed modified agreement, structured as a $34.1 million, 5.5-year acquisition term loan, and a $20.0 million, 5.5-year revolving credit facility will be secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

Pursuant to the commitment, borrowings under the modified revolving credit facility will be based on a formula of eligible accounts receivable and inventory of the Company and certain subsidiaries. Interest rates are tied to either Prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The modified loan agreement will contain financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the modified credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total credit facility plus certain other administrative costs.

During fiscal 1999 and prior years, the Company's primary sources of liquidity were cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company believes that its financial position remains adequate, with the anticipated credit facilities, to support the execution of its strategic expansion plans. At March 31, 2000, the Company reported working capital of $41.6 million compared to working capital of $43.9 million at September 30, 1999. Working capital at March 31, 2000 resulting from the recent acquisitions was approximately $9.5 million. The decrease in working capital from September 30, 1999 to March 31, 2000 was due primarily to the use of proceeds from the sale of short-term investments to finance the acquisitions of Cape Composites, EnTec and CMC (aggregate purchase price of $3.4 million) and capital expenditures of $6.1 million.

Inventories increased from $28.5 million at September 30, 1999 to $39.2 million at March 31, 2000. The recent acquisitions accounted for $6.2 million of the increase. Carbon Fibers inventory increased $0.7 million while Specialty Products accounted for $0.8 million of the increase. The increase in carbon fibers inventories resulted from soft market conditions coupled with the newly added production capacity. The increase in the inventories of acrylic fibers and other products was principally attributable to the depressed acrylic market conditions in Western and Eastern Europe. The Company anticipates that the rate of inventory growth will decrease during the remainder of fiscal 2000 as a result of lower production rates.

Marketable securities at March 31, 2000 amounted to $1.9 million compared to $7.1 million at September 30, 1999. At September 30, 1999, marketable securities primarily included U.S. Government Agency Notes with maturities longer than three months but less than twelve months and preferred stock. At March 31, 2000, marketable securities consisted of preferred stock.

Other receivables of $1.7 million at March 31, 2000 consisted primarily of VAT and import duty refunds due from the taxing authorities compared to $0.4 million at September 30, 1999. Other assets at March 31, 2000 were $1.4 million. At September 30, 1999 other assets totaled $4.1 million. The decrease was primarily due to the elimination of notes receivable from Cape Composites of $2.6 million as a result of the acquisition on October 1, 1999. Other long-term liabilities are related to various supply agreements between the Company and its vendors as well as other deferred costs.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first six months of fiscal 2000, the Company made capital expenditures of $6.1 million compared to $9.0 million for the corresponding period in fiscal 1999. These expenditures were financed principally with cash from the secondary offering in September 1996 and from available credit facilities.

In January 1999, the Company sold its nitrogen generation facility in Abilene, Texas to Southwest Bank for $5.0 million (actual construction cost) and leased it back under a seven-year operating lease. This sale and lease back did not result in a gain or loss. The Company used the funds for carbon fiber facility expansion and general corporate purposes.

In February 1999, the Company's Board of Directors authorized a share repurchase program for up to 1,000,000 shares of the Company's common stock in the open market over an unspecified period of time as market conditions allow. The purpose of the repurchase plan is to meet the Company's obligations under its stock option plans, while minimizing dilution to shareholders. In connection with the approved repurchase, the Company purchased 15,000 shares of the Company's common stock in March 1999. The Company's credit facility requires the lender's consent for additional repurchases. The Company sold put options for 230,000 shares of the Company's common stock during the period beginning in February 1999 through September 1999. The put options allow the purchasers to exercise the options and sell the shares to the Company or let the options expire. All of these put options expired in calendar 1999 and January 2000 without being exercised. The Company had put options for 160,000 shares outstanding at September 30, 1999.

The Company sold put options for 50,000 shares of the Company's common stock in December 1999, which expire on July 22, 2000. The Company repurchased these put options on March 1, 2000. There were no put options at March 31, 2000.

IMPACT OF YEAR 2000
-------------------

The Company has not currently experienced any material problems with its computer systems or trading partners associated with the Year 2000 compliance. There were no material expenditures during the second quarter of fiscal 2000 relating to Year 2000 compliance. The Company does not anticipate any material problems or expenditures relating to the Year 2000 compliance during fiscal 2000.

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

During the first half of fiscal 2000 the Company's Composite Intermediates business segment experienced sales growth delays due to various customer production and product changeovers. The Company believes the production and technical difficulties have been resolved and anticipate continuation of growth trends from the wind energy markets during the second half of fiscal 2000.

During the fourth quarter of fiscal 1999 the market prices of acrylonitrile
(ACN) prices began to increase from their levels during the first three quarters of fiscal 1999. The Company experienced increased sales prices and related gross profit in the fourth quarter of fiscal 1999 and the first
quarter of fiscal 2000.   During the second quarter of fiscal 2000 ACN prices
continued to increase from their levels during the first quarter of fiscal 2000. The Company was not able to pass sales price increases to the acrylic fiber markets and related gross profit declined. The Company expects market conditions to remain constrained for the second half of fiscal 2000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.
At March 31, 2000, the Company had an interest rate swap agreement outstanding with a notional amount of $23.3 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the terms of the swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement in effect converted a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation at 6.51%. The fair value of the swap agreement outstanding at March 31, 2000 was $0.3 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

                                 *  *  *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to manage rapid growth and increase its carbon fibers markets on a timely and profitable basis.

ZOLTEK COMPANIES, INC.

PART II.    OTHER INFORMATION

            Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     ---------------------------------------------------

                     The registrant's annual meeting of shareholders was held February 15, 2000. At such meeting, the shareholders considered and voted upon the following:

                     1. John L. Kardos, Linn Bealke and John F. McDonnell were reelected as directors of the registrant, with the results of the voting as follows:

                                                     Votes For      Votes Withheld    Abstain
                                                     ---------      --------------    -------
                           John L. Kardos            17,437,918         10,583        123,471
                           Linn Bealke               17,437,793          9,108        123,471
                           John F. McDonnell         17,437,138         12,233        123,471

                           The terms of the following directors of the registrant continued after the meeting:
                           James W. Betts, Charles A. Dill and Zsolt Rumy.

                     2. The Amended and Restated Zoltek Companies, Inc. 1992 Long Term Incentive Plan was adopted with the results of the voting as follows:

                                                     Votes For      Votes Withheld     Abstain
                                                     ---------      --------------     -------
                                                     17,172,069        354,608         54,350

            Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                     --------------------------------

                     (a)   Exhibits:

                           10    Waiver To Credit Agreement

                           27    Financial Data Schedule

                     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 2000.


                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Zoltek Companies, Inc.
                                                 (Registrant)


Date: May 15, 2000                  By:     /s/ DANIEL D. GREENWELL
      ------------                      -----------------------------------
                                              Daniel D. Greenwell
                                            Chief Financial Officer