Form 10-Q
period 2000-06-30
ZOLTEK COMPANIES INC
filed 2000-08-14
CIK 890923

                 SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC 20549

                              FORM 10-Q


                           ---------------


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                           ---------------


For the quarter ended June 30, 2000        Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 14, 2000, 18,701,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                              ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED BALANCE SHEET
                                            --------------------------
                            (Amounts in thousands, except share and per share amounts)

                                                                                         JUNE 30,    SEPTEMBER 30,
ASSETS                                                                                     2000          1999
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Current assets:
      Cash and cash equivalents                                                         $  1,404       $  4,250
      Marketable securities                                                                1,273          7,117
      Accounts receivable, less allowance for doubtful
         accounts of $1,195 and $774, respectively                                        27,585         13,138
      Inventories                                                                         40,396         28,490
      Prepaid expenses                                                                       652            212
      Other receivables                                                                    1,557            436
      Refundable income taxes                                                                200          1,620
                                                                                        --------       --------
            Total current assets                                                          73,067         55,263
Property and equipment, net                                                               94,494         77,422
Intangible assets (including goodwill), net                                               46,262              -
Other assets                                                                               1,940          4,071
                                                                                        --------       --------
            Total assets                                                                $215,763       $136,756
                                                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
      Short-term notes payable                                                          $  1,257       $  1,455
      Current maturities of long-term debt                                                 5,497            630
      Trade accounts payable                                                              20,749          6,650
      Accrued expenses and other liabilities                                               6,152          2,582
      Income taxes payable                                                                 1,484              -
                                                                                        --------       --------
            Total current liabilities                                                     35,139         11,317
Other long-term liabilities                                                                  768            815
Long-term debt, less current maturities                                                   45,548          5,423
Deferred income taxes                                                                      1,726          3,367
                                                                                        --------       --------
            Total liabilities                                                             83,181         20,922
                                                                                        --------       --------

Majority interest in consolidated partnership                                                658              -
Mandatorily redeemable common stock, 0 and 160,000 shares, respectively                        -          1,200
Shareholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
         no shares issued or outstanding                                                       -              -
      Common stock, $.01 par value, 50,000,000 shares authorized,
         18,701,331 and 16,041,338 shares issued and outstanding, respectively               187            160
      Additional paid-in capital                                                         127,677         98,823
      Retained earnings                                                                   27,509         31,185
      Treasury common stock at cost (15,000 shares)                                         (118)          (118)
      Outstanding common stock put options (0 and 160,000 shares, respectively)                -            181
      Accumulated other comprehensive loss                                               (23,331)       (15,597)
                                                                                        --------       --------
            Total shareholders' equity                                                   131,924        114,634
                                                                                        --------       --------
            Total liabilities and shareholders' equity                                  $215,763       $136,756
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

                                                     ZOLTEK COMPANIES, INC.

                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                              ------------------------------------
                                          (Amounts in thousands, except per share data)
                                                           (Unaudited)

                                                                       THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                                                       ---------------------------    --------------------------
                                                                           2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                 $38,560        $15,607        $96,711        $50,480
Cost of sales                                                              29,112         12,343         73,085         39,302
                                                                          -------        -------        -------        -------
      Gross profit                                                          9,448          3,264         23,626         11,178
Available unused capacity costs                                             1,310            992          3,398          2,888
Selling, general and administrative expenses                                8,203          3,452         20,580         10,665
Goodwill amortization                                                         788              -          1,977              -
                                                                          -------        -------        -------        -------
Loss from operations                                                         (853)        (1,180)        (2,329)        (2,375)
Other income (expense):
      Interest expense                                                     (1,268)          (181)        (2,956)          (417)
      Interest income                                                         160            284            512            911
      Other, net                                                              175            (78)           (72)          (134)
                                                                          -------        -------        -------        -------
Net loss before income taxes                                               (1,786)        (1,155)        (4,845)        (2,015)
Benefit for income taxes                                                     (271)          (209)        (1,023)           (88)
                                                                          -------        -------        -------        -------
      Net loss before majority interest in consolidated partnership        (1,515)          (946)        (3,822)        (1,927)
      Majority interest in loss of consolidated partnership                   146              -            146              -
                                                                          -------        -------        -------        -------
      Net loss                                                            $(1,369)       $  (946)       $(3,676)       $(1,927)
                                                                          =======        =======        =======        =======
Net loss per share:
      Basic and diluted loss per share                                    $ (0.07)       $ (0.06)       $ (0.20)       $ (0.12)
      Weighted average common shares outstanding                           18,701         16,201         18,245         16,211


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

                                                ZOLTEK COMPANIES, INC.

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                         ------------------------------------
                                               (Amounts in thousands)
                                                     (Unaudited)

                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                       --------------------------
                                                                                           2000          1999
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                          $ (3,676)      $ (1,927)
      Adjustments to reconcile net loss to net cash used by operating activities:
            Depreciation and amortization                                                  7,553          4,166
            Unrealized foreign exchange loss                                                 498             74
            Other, net                                                                         4            (11)
      Changes in assets and liabilities excluding the effect of acquisitions:
            (Increase) decrease in accounts receivable                                    (4,976)         1,121
            (Increase) decrease in other receivables                                        (126)         1,134
            Increase in inventories                                                       (4,702)        (5,629)
            Increase in prepaid expenses and other assets                                 (1,320)          (412)
            Increase (decrease) in trade accounts payable                                  4,839         (4,248)
            Increase in accrued expenses and other liabilities                               589             20
            (Increase) decrease in income taxes payable/refundable and deferred taxes       (656)           498
            Decrease in other long-term liabilities                                         (483)          (140)
                                                                                        --------       --------
                  Total adjustments                                                        1,220         (3,427)
                                                                                        --------       --------
            Net cash used by operating activities                                         (2,456)        (5,354)
                                                                                        --------       --------

Cash flows from investing activities:
      Payments for purchase of acquisitions, net of cash acquired                        (35,534)             -
      Payments for purchase of property and equipment                                     (8,421)       (11,626)
      Proceeds from sale of property, plant and equipment                                     32          5,072
      Decrease in notes receivable                                                            71             40
      Proceeds from sale of marketable securities                                          5,705         11,909
                                                                                        --------       --------
            Net cash provided (used) by investing activities                             (38,147)         5,395
                                                                                        --------       --------
Cash flows from financing activities:
      Purchase of treasury stock                                                               -           (118)
      Proceeds from (purchase) sale of stock options for common stock                       (181)            52
      Proceeds from issuance of notes payable                                             45,757          2,077
      Repayment of notes payable                                                          (7,476)        (1,204)
                                                                                        --------       --------
            Net cash provided by financing activities                                     38,100            807
                                                                                        --------       --------
Effect of exchange rate changes on cash                                                     (343)            (6)
                                                                                        --------       --------
Net increase (decrease) in cash                                                           (2,846)           842
Cash and cash equivalents at beginning of period                                           4,250          8,004
                                                                                        --------       --------
Cash and cash equivalents at end of period                                              $  1,404       $  8,846
                                                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash (refunded) paid during the year for:
      Interest                                                                          $  2,316       $    398
      Income taxes                                                                            51           (585)


            The accompanying notes are an integral part of the consolidated financial statements.

                        ZOLTEK COMPANIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------

1.  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 1999. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter and nine months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000.

2.  PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which owns the stock of the Company's operating subsidiaries, Zoltek Corporation ("Zoltek"), Structural Polymer (Holdings) Limited ("SP Systems"), Cape Composites Incorporated, Engineering Technology Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc. and Zoltek Rt. The Company also owns a 45% membership interest in Hardcore Composite Operations, LLC and has included its results in the Company's consolidated financial statements. The Company's Carbon Fiber business segment is primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials. The Company's Composite Intermediates business segment manufactures and markets composite engineering and design technology, composite fabrication and processing technology, and composite materials. The Company's Specialty Products business segment manufactures and markets acrylic and nylon products and fibers to the textile industry.

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

3.  ACQUISITIONS

During the first and third quarters of fiscal 2000, the Company acquired a series of downstream businesses which now comprise its Composite Intermediates business segment. The businesses acquired were as follows:

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

    On November 15, 1999, EnTec also acquired all of the outstanding stock of Composites Machine Corporation ("CMC") and Ramal International, Inc. (parent company of CMC) for approximately $0.4 million in cash and assumed all outstanding debt of approximately $0.3 million. CMC designs and manufactures filament winding and pultrusion equipment used in the production of composite parts.

    Subsequent to the acquisitions of Cape Composites, EnTec and CMC, the Company provided working capital of approximately $2.1 million for the payment of accounts payable, accrued expenses and outstanding debt to certain banks. The Company anticipates making additional working capital available to these acquired companies. The sources of these funds has been and is expected to be available cash balances and borrowings under the Company's credit facilities.

    On November 19, 1999, the Company acquired all of the outstanding stock of SP Systems for approximately $30.0 million in cash and
    2.5 million shares of the Company's common stock having a market value of approximately $27.5 million. The Company also borrowed $5.0 million to refinance certain existing bank debt of SP Systems and fund working capital requirements. SP Systems designs and manufactures, among other things, composite materials used in large-scale structures such as wind turbine blades and marine structures. On April 28, 2000, the Company acquired a 45% preferred membership interest in Hardcore
    Composites Operations LLC for $1.4 million cash and a note payable of $1.0 million. The Company provided additional funding of approximately $0.4 million for working capital during the third quarter of fiscal 2000. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. Hardcore Composites Operations LLC designs and manufactures composite structures for the civil infrastructure market. Products manufactured include bridges, bridge decks, marine pilings, fender panels, piers and stay-in-place form work. The financial statements of Hardcore are consolidated with Zoltek due to the ability to control operations.

The foregoing acquisitions are reported under the purchase method of accounting and are included in the Company's consolidated financial statements from the date of acquisition. The purchase price allocation includes assets and liabilities acquired at their estimated fair values. The excess purchase price over the fair market value of the net assets acquired was allocated to goodwill.

Set forth below is aggregate selected unaudited purchase price data of the acquired companies at the dates of acquisition (amounts in thousands).

                                                                                                    (Unaudited)
                                                                                     SP SYSTEMS        OTHERS         TOTAL
                                                                                     ----------        ------         -----
    Fair value of assets and liabilities acquired:
       Current assets                                                                 $ 18,342        $ 2,631       $ 20,973
       Long-term assets                                                                  9,093          9,034         18,127
       Goodwill and intangibles                                                         49,337          1,898         51,235
       Liabilities                                                                     (18,854)        (8,704)       (27,558)
                                                                                      --------        -------       --------
          Net purchase price                                                          $ 57,918        $ 4,859       $ 62,777
                                                                                      ========        =======       ========

Set forth below is selected unaudited pro forma combined results of operations data of the Company for the nine months ended June 30, 2000 and 1999 as if the acquisitions had been completed as of October 1, 1999 and 1998, respectively. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the nine-month period indicated (amounts in thousands, except per share data).

                                                                                            (Unaudited)
                                                                                              JUNE 30
                                                                                        2000           1999
                                                                                      --------       --------
    Net sales                                                                         $103,997       $100,526
    Net loss                                                                          $ (4,402)      $ (2,703)
    Net loss per share - basic and diluted                                            $  (0.24)      $  (0.15)


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

Comprehensive income (loss) includes cumulative translation adjustments and unrealized gains and losses on marketable equity securities.
Comprehensive income (loss) was as follows for the nine-month periods ended June 30, 2000 and 1999 (amounts in thousands):

                                                                                           (Unaudited)
                                                                                             JUNE 30
                                                                                       2000           1999
                                                                                     --------        -------

    Net loss                                                                         $ (3,676)       $(1,927)
    Accumulated other comprehensive loss                                               (7,734)        (3,179)
                                                                                     --------        -------
    Comprehensive loss                                                               $(11,410)       $(5,106)
                                                                                     ========        =======

5. CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $0.5 million and $3.8 million at June 30, 2000 and September 30, 1999, respectively.

6.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                                                      JUNE 30,     SEPTEMBER 30,
                                                                                        2000           1999
                                                                                      --------     -------------
    Raw materials                                                                      $11,366        $ 6,173
    Work-in-process                                                                      1,279            935
    Finished goods                                                                      27,307         21,059
    Supplies, spares and other                                                             444            323
                                                                                       -------        -------
                                                                                       $40,396        $28,490
                                                                                       =======        =======

7.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                                      JUNE 30,     SEPTEMBER 30,
                                                                                        2000           1999
                                                                                      --------     -------------
                                                                                           (In thousands)
    Land                                                                              $  1,858       $  1,151
    Buildings and improvements                                                          28,332         26,592
    Machinery and equipment                                                             82,001         62,819
    Furniture and fixtures                                                               7,664          3,720
                                                                                      --------       --------
                                                                                       119,855         94,282
    Less: accumulated depreciation                                                     (25,361)       (16,860)
                                                                                      --------       --------
                                                                                      $ 94,494       $ 77,422
                                                                                      ========       ========

8.  INTANGIBLE ASSETS

In connection with the acquisitions of SP Systems and Hardcore Composite Operations LLC, the Company recorded goodwill of $49.3 million and $1.2 million, respectively. The goodwill is being amortized over 15 years. In addition, the Company identified certain filament winding industrial software at EnTec and CMC with an estimated value of $0.7 million. The filament winding industrial software is being amortized over 10 years.

9. DEBT

In November 1999, the Company financed the SP Systems acquisition through a credit facility with Firstar Bank Missouri National Association (formerly known as Mercantile Bank National Association) in the original aggregate amount of $71.0 million. The credit facility, structured as a $35.0 million, 6-year acquisition term loan, a $26.0 million, 6-year revolving credit facility, and a $10.0 million, six-year future acquisition term loan was secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holdings) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

Borrowings under the revolving credit facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and certain subsidiaries. Interest rates were based on either Prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The credit agreement contained financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility required lender consent for the payment of cash dividends. While there was no requirement to maintain compensating balances under the credit facility, the Company was required to pay a fee of 0.50% per annum on the unused portion of the total facility plus certain other administrative costs. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. Proceeds of $8.0 million, drawn under the revolving credit facility, were also used to refinance certain existing bank debt of the Company and for working capital purposes.

At March 31, 2000 the Company did not meet minimum EBITDA and the EBITDA to Funded Debt covenants of its credit agreement with Firstar Bank Missouri National Association. A waiver of these violations was received on May 12, 2000. The Company amended and restated the credit agreement from Firstar Bank Missouri National Association on May 31, 2000. The amended agreement, structured as a $34.1 million, 5.5-year acquisition term loan, and a $20.0 million, 5.5-year revolving credit facility is secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

Borrowings under the amended and restated revolving credit facility are based on a formula of eligible accounts receivable and inventory of the Company and certain subsidiaries. Interest rates are tied to either prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The amended and restated loan agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the modified credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total credit facility plus certain other administrative costs. At June 30, 2000, borrowings under the amended credit agreement were $42.7 million, bearing interest of 10.2%.

At June 30, 2000, the Company had an interest rate swap agreement outstanding with a notional amount of $22.2 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement in effect converted a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation. The fair value of $22.2 million swap agreement outstanding at June 30, 2000 was $0.3 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

10.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of shares used in the computations of basis and diluted net loss per share (in thousands):

                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                            2000           1999           2000           1999
                                                                           ---------------------         ---------------------
Weighted average common shares outstanding
   used in computation of basic and diluted net loss per share             18,701         16,201         18,245         16,211

Because the Company reported a net loss for the three months ended June 30, 2000 and 1999 and the nine months ended June 30, 2000 and 1999, the calculation of diluted earnings per share does not include common stock equivalents as it would result in a reduction of net loss per share. If the Company had reported net income for the three months ended June 30, 2000 and 1999 there would have been 77,000 and 88,000 additional shares, respectively, in the calculation of diluted earnings per share. If the Company had reported net income for the nine months ended June 30, 2000 and 1999, there would have been 103,000 and 111,000 additional shares, respectively, in the calculation of diluted earnings per share.

The following options to purchase shares of common stock were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of the Company's common stock for the periods stated and, therefore, are not common stock equivalents for purposes of this calculation (in thousands, except exercise price data):

                                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                            2000           1999           2000           1999
                                                                           ---------------------         ---------------------
Options excluded from computation of diluted
   net income (loss) per share                                                428            386            263            245
Exercise price ranges:
High                                                                       $39.00         $39.00         $39.00         $39.00
Low                                                                        $ 7.69         $ 8.38         $10.00         $10.00


11.  SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been grouped into three reportable segments, Carbon Fibers, Composite Intermediates and Specialty Products. The Carbon Fibers segment is focused on the manufacturing of low-cost carbon fibers, facilitating development of product and process applications to increase the demand for carbon fibers and aggressively marketing carbon fibers. The Carbon Fibers segment is located geographically in the United States and Hungary. The Composite Intermediates segment is focused on the development, manufacturing and marketing of large composite structures, carbon fiber and glass composites, specialty resins and prepreg materials. The Composite Intermediates segment is located geographically in the United States and the United Kingdom. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. The Company markets all of its products globally. The corporate headquarters does have general and administrative expenses.

Management evaluates the performance of its operating segments on the basis of operating income contribution to the Company. The Company's operating segments have responsibility for managing sales, costs of sales and the selling, general and administrative efforts of each of the segments. Therefore, management in the evaluation of the individual segment's primary performance considers these costs. The following table presents financial information on the Company's operating segments as of and for the three- and nine-month periods ended June 30, 2000 and 1999 (in thousands):

                                                                            THREE MONTHS ENDED JUNE 30, 2000
                                                                            --------------------------------
                                                                                     (Unaudited)
                                                                                                        Corporate
                                                                                                       Headquarters
                                                            Carbon       Composite      Specialty          and
                                                            Fibers     Intermediates     Products      Eliminations     Total
                                                            ------     -------------    ---------      ------------    -------
Net sales - external                                        $6,885        $22,056         $9,619          $   -        $38,560
Net sales - intersegment                                        77              -              -            (77)             -
                                                            ------        -------         ------          -----        -------
      Total net sales                                        6,962         22,056          9,619            (77)        38,560
Operating income (loss)                                       (531)            87             12           (421)          (853)
Available unused capacity expenses                           1,310              -              -              -          1,310
Depreciation and amortization expense                        1,066          1,393            263             19          2,741
Capital expenditures                                         1,091          1,232            (29)             -          2,294


                                                                            THREE MONTHS ENDED JUNE 30, 1999
                                                                            --------------------------------
                                                                                      (Unaudited)
                                                                                                        Corporate
                                                                                                       Headquarters
                                                            Carbon       Composite      Specialty          and
                                                            Fibers     Intermediates     Products      Eliminations     Total
                                                            ------     -------------    ---------      ------------    -------
Net sales - external                                        $6,073             $-         $9,534          $   -        $15,607
Operating loss                                                (187)             -           (305)          (688)        (1,180)
Available unused capacity expenses                             992              -              -              -            992
Depreciation and amortization expense                        1,156              -            167             29          1,352
Capital expenditures                                         2,095              -            563              -          2,658


                                                                             NINE MONTHS ENDED JUNE 30, 2000
                                                                             -------------------------------
                                                                                       (Unaudited)
                                                                                                        Corporate
                                                                                                       Headquarters
                                                            Carbon       Composite      Specialty          and
                                                            Fibers     Intermediates     Products      Eliminations     Total
                                                            ------     -------------    ---------      ------------    -------
Net sales - external                                       $19,510        $47,221        $29,980         $     -       $96,711
Net sales - intersegment                                       244              -              -            (244)            -
                                                           -------        -------        -------         -------       -------
      Total net sales                                       19,754         47,221         29,980            (244)       96,711
Operating income (loss)                                     (1,021)          (283)           938          (1,963)       (2,329)
Available unused capacity expenses                           3,398              -              -               -         3,398
Depreciation and amortization expense                        3,271          3,466            740              76         7,553
Capital expenditures                                         2,353          3,750          2,318               -         8,421


                                                                              NINE MONTHS ENDED JUNE 30, 1999
                                                                              -------------------------------
                                                                                        (Unaudited)
                                                                                                        Corporate
                                                                                                       Headquarters
                                                            Carbon       Composite      Specialty          and
                                                            Fibers     Intermediates     Products      Eliminations     Total
                                                            ------     -------------    ---------      ------------    -------
Net sales - external                                       $17,804             $-        $32,676        $     -        $50,480
Operating income (loss)                                        597              -           (864)        (2,108)        (2,375)
Available unused capacity expenses                           2,888              -              -              -          2,888
Depreciation and amortization expense                        3,303              -            777             86          4,166
Capital expenditures                                        10,661              -            965              -         11,626



                                                                                       TOTAL ASSETS
                                                                                       ------------
                                                                                        (Unaudited)
                                                                                                        Corporate
                                                                                                       Headquarters
                                                            Carbon       Composite      Specialty          and
                                                            Fibers     Intermediates     Products      Eliminations     Total
                                                            ------     -------------    ---------      ------------    -------
June 30, 2000                                              $93,154        $94,170        $27,246          $ 1,193      $215,763
September 30, 1999                                          85,796              -         35,935           15,025       136,756

GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)

                                                                REVENUES<F1>
                                                             NINE MONTHS ENDED            LONG-LIVED ASSETS<F2>
                                                                  JUNE 30,              JUNE 30,     SEPTEMBER 30,
                                                           2000           1999            2000           1999
                                                           -------------------            -------------------
United States                                              $23,785        $15,400       $ 64,551        $55,400
United Kingdom                                              39,150              -         55,010              -
Hungary                                                     33,776         35,080         21,195         22,022
                                                           -------        -------       --------        -------
Total                                                      $96,711        $50,480       $140,756        $77,422
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

During the first and third quarters of fiscal 2000, the Company acquired a series of downstream businesses, which now comprise its Composite Intermediates business unit. These acquisitions were made to position the Company to facilitate the introduction and development of carbon fibers and carbon fiber composites in low-cost, high volume applications. The Company's strategy includes providing direct input into the composites value chain by supplying composite engineering and design technology, composite fabrication and processing technology and the ability to create integrated product solutions utilizing composite materials.

As part of its strategic plan, the Company is pursuing various initiatives to facilitate further development of product and process applications to increase demand for low-cost carbon fiber, including possible additional acquisitions of selected technology to enhance its operations and lead the commercialization of selected large-scale carbon fiber composites.

The Company initiated a major carbon fiber production capacity expansion plan during fiscal 1997 that continued into fiscal 1999 to facilitate its strategic objective of commercializing the use of carbon fibers.
The Company constructed 5.0 million pounds of new continuous carbonization capacity at its Abilene, Texas facility and 2.0 million pounds of continuous carbonization capacity at its facilities in Hungary. The Company also completed construction of a secondary processing building (40,000 square feet) at its Abilene, Texas facility. The Company is utilizing this facility to perform intermediate and secondary carbon fiber processing operations, such as chopping, milling and specialty packaging. In addition, the Company substantially completed construction and partial finish out of an additional building (288,000 square feet) designed to house up to eight continuous carbonization lines at its Abilene, Texas facility. The Company has obtained certain long lead-time equipment items for four additional continuous carbonization lines, each with an annual rated capacity of
1.0 million pounds. The Company is housing the long lead-time equipment items at its facility in Abilene, Texas. The Company does not currently anticipate initializing construction of the four additional lines during the remainder of fiscal 2000 unless demand for carbon fiber increases.

While the additional operational capacity expands the Company's total capacity for production of carbon fiber, the Company believes the market will require demonstration of significant available capacity to initiate and develop large-scale composite applications utilizing its carbon fiber products.

The recent major additions to the Company's carbon fiber manufacturing capacity currently are having little impact on sales. Carbon fiber sales for the first nine months of fiscal 2000 were $19.5 million compared to $17.8 million for the first nine months of fiscal 1999. Qualification for new applications and accompanying increases in sales have taken longer than was originally expected due to the excess supply in the market resulting from capacity increases by several other carbon fiber manufacturers.




During all of fiscal 1999 and the first nine months of fiscal 2000, the Company was not operating its new continuous carbonization lines at full capacity. During the first nine months of fiscal 2000, available unused capacity charges were approximately $3.4 million. The Company currently anticipates that it will not operate its lines at full capacity during the balance of fiscal 2000. While the Company believes it is necessary to maintain available capacity to encourage development of significant new applications for carbon fibers, costs related to the unutilized capacity will adversely impact results of operations during the remainder of fiscal 2000 and into fiscal 2001. The Company does, however, anticipate increases in sales from the new carbon fiber lines at both the U.S. and Hungarian locations in fiscal 2001.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------------

The Company's sales increased 147% to $38.6 million in the third quarter of fiscal 2000 from $15.6 million in the third quarter of fiscal 1999. The Composites Intermediates acquisitions in the first quarter of fiscal 2000 accounted for $22.1 million of sales in the third quarter of fiscal 2000. Carbon fiber sales increased 13.5% ($0.8 million) to $6.9 million in the third quarter of fiscal 2000 from $6.1 million in the third quarter of fiscal 1999. The increase in carbon fibers sales was largely due to increased sales volumes of product to the conductive plastics and aircraft brake markets. Sales of the Specialty Products business segment (acrylic and other products) produced at Zoltek Rt. increased by 0.8% to $9.6 million in the third quarter of fiscal 2000 compared to $9.5 million in the third quarter of fiscal 1999. This increase was principally due to higher volume in the acrylic fiber markets. The growth was constrained, however, because the Company converted its Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of fiscal 1999, permanently removing the capacity from the acrylic textile fiber operation. Sales of Mavilon acrylic fiber were approximately $1.8 million during the third quarter of fiscal 1999.
The Mavilon acrylic fiber plant change did not result in an asset impairment charge.

Gross profit increased 189% to $9.4 million in the third quarter of fiscal 2000 from $3.3 million in the same period of fiscal 1999. The Composite Intermediates business segment acquisitions in the first and third quarters of fiscal 2000 accounted for $6.2 million of the reported gross profit. Gross profit from the Specialty Products business segment was $1.6 million or 9.6% higher than gross profit in the same period of fiscal 1999. The principal factor in the gross margin improvement was price increases in acrylic fibers. Overall volume of acrylic fibers in the third quarter of fiscal 2000 decreased compared to the same period of fiscal 1999. The principal factor for volume reductions related to the conversion of the Mavilon acrylic fiber plant to carbon fiber precursor production discussed above. Gross profit on carbon fibers decreased by $0.2 million in the third quarter of fiscal 2000 compared to the gross profit for the corresponding quarter in fiscal 1999. Gross margin on the Specialty Products business segment increased to 16.2% of sales for the third quarter of fiscal 2000 compared to 14.9% of sales for the third quarter of fiscal 1999 due primarily to increases in selling prices. Gross margin on carbon fibers decreased to 23.8% of sales for the third quarter of fiscal 2000 from 30.4% of sales for the third quarter of fiscal 1999, due primarily to decreases in the selling prices and product mix changes.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.3 million during the third quarter of fiscal 2000 and $1.0 million for the corresponding quarter in fiscal 1999. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during fiscal 2000.

Selling, general and administrative expenses increased approximately 138%, or $4.7 million, from $3.5 million in the third quarter of fiscal 1999 to $8.2 million in the third quarter of fiscal 2000. The acquisitions in the first and third quarters of fiscal 2000 accounted for $5.1 million of selling, general and administrative expenses. The decrease in expenses for the Carbon Fiber and Specialty Products business segments resulted from lower payroll, engineering and administrative costs.

During the third quarter of fiscal 2000, the Company incurred expense of approximately $0.8 million related to the amortization of the goodwill and intangibles resulting from the acquisitions of SP Systems, Hardcore Composites and EnTec.


Interest expense was approximately $1.3 million for the third quarter of fiscal 2000 compared to $0.2 million in the same period of fiscal year 1999. The increase in interest expense principally resulted from the debt incurred as a result of the acquisition of SP Systems. Interest income was $0.2 million for the third quarter of fiscal 2000 compared to $0.3 million in the third quarter of fiscal 1999. The decrease in interest income was due to the use of funds to finance the acquisitions in the first and third quarter of fiscal 2000, as well as capital expenditures during fiscal 1999 and fiscal 2000. During the third quarter of fiscal 2000 capital expenditures totaled $2.3 million.
During the third quarter of fiscal 2000, the Company reported an income tax benefit of $0.3 million compared to $0.2 million of income tax benefit in the third quarter of fiscal 1999 due to the reduced profit levels. The income tax benefit reflected the loss before income taxes reported for the period. The Company recognizes income taxes in the United States, United Kingdom and Hungary based on the income before income taxes. Included in the provision for income taxes were gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.2 million in the third quarters of fiscal year 2000 and 1999, as well as the statutory income taxes. The statutory income tax rate for operations in Hungary is 9%. The statutory income tax rate for operations in the United Kingdom is 31%. The Company anticipates earnings from the operations in the United Kingdom will be repatriated to the United States and is recording deferred taxes for the differences in income tax rates.

The foregoing resulted in a net loss of $1.4 million for the third quarter of fiscal 2000 compared to a net loss of $0.9 million for the same period in fiscal 1999. Similarly, the Company reported net loss per share of $0.07 and $0.06 on a basic and diluted basis for the third quarter of fiscal 2000 and fiscal 1999, respectively. The weighted average common shares outstanding increased to 18.7 million for the third quarter of fiscal 2000 compared to 16.2 million for the corresponding period in fiscal year 1999 due to the issuance of 2.5 million common shares in connection with the acquisition of SP Systems on November 19, 1999.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999
---------------------------------------------------------------------------

The Company's sales increased 91.6% to $96.7 million in the first three quarters of fiscal 2000 from $50.5 million in the first three quarters of fiscal 1999. The acquisitions of the Composites Intermediates businesses in the first and third quarters of fiscal 2000 accounted for $47.2 million of sales in the first three quarters of fiscal 2000. Carbon fiber sales increased 9.6% ($1.7 million) to $19.5 million in the first three quarters of fiscal 2000 from $17.8 million in the first three quarters of fiscal 1999. The increase in carbon fibers sales was largely due to higher sales volumes of product to the conductive plastics and aircraft brake markets. Sales of the Specialty Products business segment (acrylic and other products) produced at Zoltek Rt. decreased by 8.3% to $30.0 million in the first three quarters of fiscal 2000 compared to $32.7 million in the first three quarters of fiscal
1999. This decrease was principally due to volume reductions resulting from the conversion of the Company's Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of fiscal 1999, permanently removing the capacity from the acrylic textile fiber operation. Sales of the Mavilon acrylic fiber were approximately $6.4 million during the first three quarters of fiscal 1999.

Gross profit increased 111% to $23.6 million in the first three quarters of fiscal 2000 from $11.2 million in the corresponding period of fiscal 1999. The Composite Intermediates business segment acquisitions in the first three quarters of fiscal 2000 accounted for $13.1 million of the reported gross profit. Gross profit from the Specialty Products business segment was $5.6 million in the first nine months of fiscal 2000 and 1999. Gross profit on carbon fibers decreased by $0.7 million in the first three quarters of fiscal 2000 compared to the gross profit for the corresponding period in fiscal 1999. Gross margin on the Specialty Products business segment increased to 18.8% of sales for the first three quarters of fiscal 2000 compared to 17.1% of sales for the same period of fiscal 1999 due primarily to product mix changes and increases in selling prices. Gross margin on carbon fibers decreased to 25.2% of sales for the first three quarters of fiscal 2000 compared to 31.4% of sales for the corresponding period of fiscal 1999, due primarily to decreases in the selling prices and product mix changes.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas and Hungarian facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $3.4 million during the first three quarters of fiscal 2000 and $2.9 million during the first three quarters of fiscal 1999. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during the remainder of fiscal 2000.

Selling, general and administrative expenses increased approximately 93%, or $9.9 million, from $10.7 million in the first three quarters of fiscal 1999 to $20.6 million in the first three quarters of fiscal 2000. The acquisitions in the first quarter of fiscal 2000 accounted for $11.0 million of selling, general and administrative expenses. The decrease in expenses for the Carbon Fiber and Specialty Products business segments resulted from lower payroll, engineering and administrative costs.

During the first three quarters of fiscal 2000, the Company incurred expense of approximately $2.0 million related to the amortization of the goodwill and intangibles resulting from the acquisitions of SP Systems, EnTec and Hardcore Composites.

Interest expense was approximately $3.0 million for the first three quarters of fiscal 2000 compared to $0.4 million in the same period of fiscal year 1999. The increase in interest expense principally resulted from the debt incurred as a result of the acquisition of SP Systems. Interest income was $0.5 million for the first three quarters of fiscal 2000 compared to $0.9 million in the first three quarters of fiscal 1999. The decrease in interest income was due to the use of funds to finance the acquisitions in the first three quarters of fiscal 2000, as well as capital expenditures during fiscal 1999 and 2000. During the first three quarters of fiscal 2000 capital expenditures totaled $8.4 million.


In January 1999, the Company sold its nitrogen generation plant in Abilene, Texas for $5.0 million and leased it back under a seven-year operating lease. The Company did not realize a gain or loss on this sale.

During the first three quarters of fiscal 2000, the Company reported an income tax benefit of $1.0 million compared to income tax benefit of $0.1 million in the first three quarters of fiscal 1999 due to the reduced profit levels. The income tax benefit reflects the loss before income taxes reported for the period. The Company recognizes income taxes in the United States, United Kingdom and Hungary based on the income before income taxes. Included in the provision for income taxes were gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.4 million in the first three quarters of fiscal year 2000 and 1999, as well as the statutory income taxes. The statutory income tax rate for operations in Hungary is 9%. The statutory income tax rate for operations in the United Kingdom is 31%. The Company anticipates earnings from the operations in the United Kingdom will be repatriated to the United States and is recording deferred taxes for the differences in income tax rates.

The foregoing resulted in a net loss of $3.7 million for the first three quarters of fiscal 2000 compared to net loss of $1.9 for the first three quarters of fiscal 1999. Similarly, the Company reported net loss per share of $0.20 and $0.12 on a basic and diluted basis for the first three quarters of fiscal 2000 and fiscal 1999, respectively. The weighted average common shares outstanding increased to 18.2 million for the first three quarters of fiscal 2000 compared to 16.2 million for fiscal year 1999 due to the issuance of 2.5 million common shares in connection with the acquisition of SP Systems on November 19, 1999.

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

On November 15, 1999, EnTec also acquired all of the outstanding stock of Composite Machines Corporation ("CMC") and Ramal International, Inc. (parent company of CMC) for approximately $0.4 million in cash and assumed all outstanding debt of approximately $0.3 million. CMC designs and manufactures filament winding and pultrusion equipment used in the production of composite parts.

Subsequent to the acquisitions of Cape Composites, EnTec and CMC, the Company provided working capital of approximately $2.1 million for the payment of accounts payable, accrued expenses and outstanding debt to certain banks. The Company anticipates making additional working capital available to these acquired companies during the balance of fiscal 2000. The sources of these funds has been and is expected to be available cash balances and borrowings under the Company's credit facilities.

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

On April 28, 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC for $1.4 million cash and a note payable of $1.0 million. The Company provided additional funding of approximately $0.4 million for working capital during the third quarter of fiscal 2000. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula.
Hardcore Composites Operations LLC designs and manufactures composite structures for the civil infrastructure market. Products manufactured include bridges, bridge decks, marine pilings, fender panels, piers and stay-in-place form work.

In November 1999, the Company financed the SP Systems acquisition through a credit facility with Firstar Bank Missouri National
Association (formerly known as Mercantile Bank National Association in the original aggregate amount of $71.0 million). The credit facility, originally structured as a $35.0 million, six year acquisition term loan, a $26.0 million, six-year revolving credit facility, and a $10.0 million, six year future acquisition term loan, was secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.


Borrowings under the revolving credit facility are based on a formula of eligible accounts receivable and inventory of the Company and certain subsidiaries. Interest rates were tied to either Prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The credit agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total credit facility plus certain other administrative costs. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. Proceeds of $5.0 million, drawn in November 1999 under the new revolving credit facility, were also used to refinance certain existing bank debt of the Company and for working capital purposes.





At March 31, 2000 the Company did not meet minimum EBITDA and the EBITDA to Funded Debt covenants of its credit agreement with Firstar Bank Missouri National Association. A waiver of these violations was received on May 12, 2000. The Company amended and restated the credit agreement from Firstar Bank Missouri National Association on May 31, 2000. The amended and restated agreement, structured as a $34.1 million, 5.5-year acquisition term loan, and a $20.0 million, 5.5-year revolving credit facility is secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations. As of August 14, 2000, the Company had total outstanding borrowings of $9.5 million under the revolving credit facility.

Borrowings under the amended and restated revolving credit facility are based on a formula of eligible accounts receivable and inventory of the Company and certain subsidiaries. Interest rates are tied to either prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. At June 30, 2000, the interest rate was 10.2%. The amended and restated loan agreement contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the modified credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the credit facility, however, the Company will be required to pay a fee of 0.50% per annum on the unused portion of the total credit facility plus certain other administrative costs. The Company met the covenants of its credit agreement as of June 30, 2000. The Company is currently seeking modifications of the covenants for future periods.

At June 30, 2000, the Company had an interest rate swap agreement outstanding with a notional amount of $22.2 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the interest rate swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement in effect converted a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation at 6.51%.
The fair value of $22.4 million swap agreement outstanding at June 30, 2000 was $0.3 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

During fiscal 1999 and prior years, the Company's primary sources of liquidity were cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

The Company believes that its financial position remains adequate, with the credit facilities, to support its business. At June 30, 2000, the Company reported working capital of $37.9 million compared to working capital of $43.9 million at September 30, 1999. Working capital at June 30, 2000 resulting from the recent acquisitions was approximately $11.5 million. The decrease in working capital from September 30, 1999 to June 30, 2000 was due primarily to the use of proceeds from the sale of short-term investments to finance the acquisitions of Cape Composites, EnTec and CMC (aggregate purchase price of $3.4 million) and capital expenditures of $8.4 million.

Inventories increased from $28.5 million at September 30, 1999 to $40.4 million at June 30, 2000. The recent acquisitions accounted for $9.7 million of the increase. Carbon fibers inventory increased $2.3 million while Specialty Products decreased by $0.2 million. The increase in carbon fibers inventories resulted from soft market conditions.

Marketable securities at June 30, 2000 amounted to $1.3 million compared to $7.1 million at September 30, 1999. At September 30, 1999, marketable securities primarily included U.S. Government Agency Notes with maturities longer than three months but less than twelve months and preferred stock. At June 30, 2000, marketable securities consisted of preferred stocks.

Other receivables of $1.6 million at June 30, 2000 consisted primarily of VAT and import duty refunds due from the taxing authorities compared to $0.4 million at September 30, 1999. Other assets at June 30, 2000 were $1.9 million. At September 30, 1999 other assets totaled $4.1 million. The decrease was primarily due to the consolidation elimination of notes receivable from Cape Composites of $2.6 million as a result of the acquisition on October 1, 1999. Other long-term liabilities are related to various supply agreements between the Company and its vendors as well as other deferred costs.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first nine months of fiscal 2000, the Company made capital expenditures of $8.4 million compared to $11.6 million for the corresponding period in fiscal 1999. These expenditures were financed principally with cash from the public offering of common stock in September 1996 and from available credit facilities.

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

The Company sold put options for 50,000 shares of the Company's common stock in December 1999, which expired on July 22, 2000. The Company repurchased these put options on March 1, 2000. There were no put options at June 30, 2000.

IMPACT OF YEAR 2000
-------------------

The Company has not currently experienced any material problems with its computer systems or trading partners associated with the Year 2000 compliance. There were no material expenditures during the third quarter of fiscal 2000 relating to Year 2000 compliance. The Company does not anticipate any material problems or expenditures relating to the Year 2000 compliance during fiscal 2000.

OUTLOOK
-------

The recent downstream acquisitions were completed to allow the Company to provide direct input into the composites value chain by supplying composite engineering and design technology, composite fabrication and processing technology and the ability to create integrated product solutions utilizing an entire range of composite materials and structures.

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

During the first three quarters of fiscal 2000 the Company's Composite Intermediates business segment experienced sales growth delays due to various customer production problems and product changeovers. The Company believes those production and technical difficulties have been largely resolved and anticipate continuation of growth trends from the wind energy markets during fiscal 2001.

During the fourth quarter of fiscal 1999 the market prices of acrylonitrile (ACN) prices began to increase from their levels during the first three quarters of fiscal 1999. The Company experienced increased sales prices and related gross profit in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. During the second and third quarters of fiscal 2000 ACN prices continued to increase from their levels during the first quarter of fiscal 2000. The Company was not able to pass sales price increases to the acrylic fiber markets and related gross profit declined. The Company expects market conditions to remain constrained for the remainder of fiscal 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.
At June 30, 2000, the Company had an interest rate swap agreement outstanding with a notional amount of $22.2 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the terms of the swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement in effect converted a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation at 6.51%. The fair value of the swap agreement outstanding at June 30, 2000 was $0.3 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge.

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




                   ZOLTEK COMPANIES, INC.

PART II.  OTHER INFORMATION

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a) Exhibits:

                      10 Amended and Restated Credit Agreement dated as of November 19, 1999 and amended and restated as of May 31, 2000, among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites, Inc., Engineering Technology Corporation, and Firstar Bank Missouri, N.A.

                      27  Financial Data Schedule

                  (b) Reports on Form 8-K:  No reports on Form 8-K
                      were filed during the three months ended
                      June 30, 2000.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Zoltek Companies, Inc.
                                              (Registrant)

Date: August 14, 2000                  By: /s/ DANIEL D. GREENWELL
      ---------------                     -------------------------
                                            Daniel D. Greenwell
                                           Chief Financial Officer

                                   16

