Form 10-K405
period 2000-09-30
ZOLTEK COMPANIES INC
filed 2000-12-29
CIK 890923

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2000     Commission File Number 0-20600

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
                                                                  ---     --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 28, 2000: $29,185,583

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 28, 2000: 16,201,338 shares of Common Stock, par value $.01 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
         The following documents are incorporated by reference into the indicated Part of this Report:

         Document                                   Part of Form 10-K
         --------                                   -----------------

Proxy Statement for the 2001
Annual Meeting of Shareholders                             III

                                     PART I

Item 1.  Business
------   --------

         This Annual Report on Form 10-K for the year ended September 30, 2000 and the documents incorporated by reference herein contain forward-looking statements which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward Looking Statements."

OVERVIEW

         Zoltek Companies, Inc. (the "Company" or "Zoltek") is an applied technology and advanced materials company. The Company's primary focus is the manufacturing and marketing of carbon fibers. The most significant current application for carbon fibers produced by the Company is for aircraft brake manufacturers who use the Company's fibers as base materials for the carbon/carbon brake systems used in most newly designed aircraft. While this market is quite stable and the Company estimates its growth at 15 to 25% per year, the Company believes a much more significant market is the commercial use of carbon fibers as reinforcement for composites. Zoltek believes it is a leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally corrosion and fatigue resistance, high-strength, low-weight and stiffness.

         For developing commercial applications that utilize carbon fibers, Zoltek's business strategy consists of the following elements:

         * Continue Reducing Production Costs -- Zoltek believes its proprietary process and equipment design technology enables it to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications which are not economically viable for most higher cost competitors. Zoltek intends to continue to reduce its total production costs through various means, including use of its acrylic fiber precursor manufacturing technology.

         * Maintain Price Leadership -- Zoltek currently sells carbon fibers to high volume users at a price of approximately $8.00 per pound and has targeted a selling price of $5.00 per pound as a long-term goal. The ultimate objective of the Company's pricing strategy is to market carbon fibers for use as a base reinforcement material in composites at sustainable price levels resulting in composite costs per unit of strength which compete favorably with alternative base construction materials such as steel and aluminum. The Company believes this would result in significant new product applications for carbon fibers.

         * Leverage Capacity Leadership -- In order to encourage new applications development for carbon fibers, the Company believes it is necessary to maintain significant available capacity. From fiscal 1997 through early fiscal 1999 the Company pursued an aggressive capacity expansion program and currently has the largest rated capacity for carbon fibers production in the world. The Company believes that demonstration of significant additional available capacity will encourage potential high volume users to commit to incorporating carbon fibers into their products. Zoltek has developed a standardized continuous carbonization line design in order to optimize technical process capabilities, reduce equipment cost and shorten lead time from the decision to add lines to the time when the lines become operational.

         * Support New Commercial Market and Applications Development -- To accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, the Company has pursued various initiatives for the Company to act as a catalyst in the development of new low-cost, high volume applications. In fiscal 2000, the Company completed a series of downstream acquisitions as part of its strategy to accelerate the introduction and development of carbon fibers and carbon fiber composites. These acquisitions included: Cape Composites, Inc. ("Cape Composites"), a San Diego, California-based manufacturer of carbon fiber prepreg (pre-impregnated with resin) composite materials; and Engineering Technology, Inc. and Composite Machines Corporation ("CMC") and its parent company Ramal International (collectively "CMC"), which design, manufacture and market filament winding and pultrusion equipment. In addition, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC, a Delaware based company which designs and manufactures large composite structures for the civil infrastructure, construction and marine markets.

         In November 1999, the Company also acquired Structural Polymer (Holdings) Limited, which designs composite structures and manufactures composite intermediate materials, used in manufacturing marine and wind energy composite products. SP Systems did not meet its sales and profit forecasts and, as a result, was unable to support the Company's carbon fiber commercialization objectives. Therefore, in November 2000, the Company sold SP Systems to a group consisting of the former Structural Polymer (Holdings) Limited shareholders and a merchant banking firm. The cash proceeds from the sale of SP Systems were used to repay bank debt. This transaction improved the Company's balance sheet and allowed the Company's management resources to refocus on its carbon fibers strategy. In connection with the sale of SP Systems, the Company entered into agreements that provide for various continuing strategic relationships with SP Systems. These agreements include a long-term carbon fiber supply agreement, an agreement to utilize SP Systems' formulations for prepreg and formulated products and a license agreement for the Company to offer SP Systems' proprietary SPRINT composite process technology.

         Zoltek believes that it has substantially achieved its strategic goals of lowering its costs, establishing sustainable but competitive selling prices and increasing its capacity. Its recent downstream acquisitions are intended to accelerate development of carbon fiber reinforced composite applications by providing parts producers and original equipment manufacturers with complete solutions to optimizing the value chain from carbon fibers to finished components.

         The Company is a Missouri corporation founded in 1975. Until it entered the carbon fibers business in fiscal 1988, the Company's business consisted of the sale of various industrial equipment and the provision of related services. The Company sold its equipment and services business unit in fiscal 1995. In November 1992, the Company completed its initial public offering. The Company completed follow-on equity offerings in November 1995 and September 1996.

COMPANY OPERATIONS

         Zoltek's operations consist of three business segments: Carbon Fibers, Composite Intermediate Materials and Specialty Products.

         The Carbon Fibers Business Segment manufactures and markets carbon fibers and develops applications for carbon fibers. At plants in Abilene, Texas, Hungary and St. Charles, Missouri, the Company's rated annual carbon fibers production capacity of 12.5 million pounds is the largest in the world. The Carbon Fibers Business Segment also sells oxidized fiber and performs certain downstream processing, such as chopping and milling. The Company's primary focus is creating integrated solutions for large potential end users, by working directly with users in the primary market sectors identified by the Company.

         The Composite Intermediate Materials Business Segment, which is substantially comprised of the various operations acquired by the Company during fiscal 2000, develops, manufactures and markets reinforcement materials, prepregs (glass or carbon fiber pre-impregnated with resin), specialty resins, consumable supplies and manufacturing equipment for the composite manufacturing industry. In addition, the Composite Intermediates Materials Business Segment supports the Carbon Fibers Business Segment by providing composite design and engineering for development of applications for carbon fiber reinforced composites. The Company intends to consider additional acquisitions and strategic partnerships and joint ventures for the Composite Intermediates Materials Business Segment.

         The Specialty Products Business Segment, which is primarily comprised of the Company's Hungarian-based subsidiary, Zoltek Rt., manufactures and markets acrylic fibers, nylon products and industrial materials. Acrylic fibers currently represent the Specialty Products Business Segment's primary product line and are used in producing a variety of end products, including clothing and carpet. The segment's acrylic fibers are sold in regional markets, principally to textile mills in Europe and, to a limited extent, Taiwan and the United States. The Specialty Products Business Segment's other principal fiber product line consists of nylon-6 fibers and granules. Granular nylon-6 is used as a thermoplastic molding material and combined in certain applications with glass or carbon fibers. The Specialty Products Business Segment has targeted Western Europe export markets, the largest of which is Italy, and also sells significant amounts in Central and Eastern Europe.

         The reason for the acquisition of Zoltek Rt. in December 1995 was to secure access to the technology underlying the production of precursor, the acrylic fiber raw material utilized in the manufacture of carbon fiber. Acrylic fiber precursor comprises more than 50% of the Company's total carbon fiber product cost. Currently, there is only one merchant textile-type acrylic fiber manufacturer, Acordis UK, Ltd. ("Acordis" formerly Courtaulds Fibres, Ltd.), which produces such fiber in a form suitable for precursor use. While this textile-type acrylic fiber is substantially less costly than internally produced custom-made acrylic fiber precursor utilized by most of the Company's competitors, Acordis takes advantage of its sole merchant supplier position to charge a premium price for its fibers sold as precursor. To provide control of a reliable source of precursor on favorable terms, the Company undertook a conversion of a portion of the Specialty Products Business Segment's acrylic fiber capacity to produce precursor grade material. The Company also established a precursor technology group to assure continued supply of precursor sources around the world.

         During 1999, the Company modified the Specialty Products Business Segment's Mavilon (acrylic) facility to convert it to the production of precursor and permanently removed this production facility from the production for textile applications. As a result, the Company permanently removed from production $25 to $35 million of potential acrylic fiber annual revenue historically used for textile applications. During 2000, the Company began to manufacture production quantities of precursor and the Carbon Fibers Business Unit commenced the sale of fibers manufactured from this material. The Company expects that in the future this technology will be transferable to other potential suppliers to assure sufficient cost-competitive supply of raw material to support the Company's carbon fiber growth strategy.

         For historical financial information regarding the Company's various business segments, see Note 10 of the accompanying Consolidated Financial Statements.

CARBON FIBERS INDUSTRY OVERVIEW

         Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine reinforcement carbon fibers with resins or other matrix materials to form a substance with high strength, light weight, conductivity or other exceptional properties not found in either component alone. Carbon fibers most often are manufactured from acrylic fiber raw material ("precursor"), which is desirable due to the linear orientation of its molecular structure and high carbon content (approximately 60%). While most other producers of carbon fibers utilize internally produced custom-made acrylic raw material, the Company utilizes less costly textile-type acrylic fiber.

         Beginning in the early 1980s, the Company developed a family of products for use in a new type of carbon/carbon composite brakes utilized in military and large commercial aircraft. This business, which the Company expects will continue to grow at a rate of 15 to 25% per year, has provided the base for the Company's carbon fiber business. Currently, Zoltek has long-term supply contracts for this application. The barrier to entry in these programs is the extreme cost of qualifying products for aerospace use and the resistance to change by aircraft manufacturers and airlines.

         Until the past few years, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. During the past decade, as additional capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices into specialty sporting goods and industrial applications. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. In sporting goods, the first significant transitional commercial application, the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable and affordable material for a wide range of products such as golf club shafts, tennis racquets and bicycle frames. The Company initiated aggressive programs to develop a significant market share in this application. Another transitional application is the inclusion of carbon fibers in thermoplastic compounds to provide electrically conductive molded plastics. This application continues to account for a significant part of the Company's sales.

         However, extensive commercially viable applications are only possible at carbon fiber prices significantly lower those historically prevailing for aerospace applications. Commercial applications targeted by the Company, due to the favorable weight, strength and stiffness properties of carbon fibers, include wind turbine blades, vehicle drive shafts, compressed natural gas (CNG) tanks, civil structures, construction components, automotive body and structural members, cargo shipping containers, mass transit vehicle components, high strength piping, marine uses and alternative energy systems. In current industrial uses, carbon fibers' non-structural properties are often most important. Chemical inertness is useful in corrosive applications for heat exchanger tubing and pump cavities and in gas turbine blades; high temperature resistance is useful in specialty metallurgical mold applications; and combined rigidity and damping are useful in audio equipment applications.

         The Company believes that the substantial majority of current worldwide carbon fibers capacity remains dedicated to production of high-cost, high-selling price material for primary aerospace applications. This market segment differs in important respects from the commercial markets targeted by Zoltek.

CURRENT AND DEVELOPING APPLICATIONS

         Zoltek is focusing on primary application categories which are believed to offer potential for substantial market development over coming years. These application categories are as follows:

         Transportation and Automotive

         At today's lower carbon fiber price points, transportation companies, such as shipping, rail, pipelines and buses, are now focusing on the lifecycle cost savings that are possible through the combination of light weight, great strength and durability provided by carbon fibers. In addition, Zoltek has identified automotive as a distinct sub-category because of the perceived potential in this market. Auto companies are looking to composites to reduce the number of parts required to build different sub-assemblies and components. In applying lean production techniques, auto companies and their suppliers are concentrating on reducing the cost of assembly by eliminating the need for assembly. One- or two-part composite structures can replace complex metal assemblies made up of more than 100 different parts. Accordingly, major auto companies and their suppliers are actively exploring the development of a wide variety of carbon fiber-reinforced parts and assemblies, including steering columns, frames, and heavy-duty clutches and brakes (see also "--Friction Products").

         Alternative Energy

         Carbon fiber can be utilized in many known applications primarily because carbon fiber offers a combination of light weight and strength in the design of complex machinery involving many moving parts. For a variety of reasons, including strength and stiffness, carbon fiber is also emerging as the best materials for other alternative energy applications such as wind turbines and fuel cells. As the size of wind turbine blades increases to improve the cost-effectiveness of this power generating source, particularly in emerging offshore applications, carbon fiber composites become the only feasible material to achieve the desired structural properties. Zoltek intends to work with SP Systems and other companies in the European wind turbine market to promote the conversion to carbon fibers from glass fibers which are used in current generation technology.

         Due to the superior performance, both in terms of physical characteristics and chemical/UV resistance, carbon fibers have emerged as a desirable material for CNG tank reinforcement. Carbon fiber-reinforced CNG tanks are primarily sold into the bus and other vehicle fleet market, as the reduction of weight directly translates to increased payload capability. In addition, the Company believes that governmental pressure to design and manufacture an automobile with significantly improved fuel efficiency could continue to cause automotive manufacturers to pursue CNG technologies. Zoltek supplies carbon fibers to several customers for use in carbon fiber-reinforced CNG tanks.

         Marine

         There are a multiplicity of potential applications in the marine environment capitalizing not just on carbon fibers' comparative advantages in light weight and strength, but also (to cite two properties that are lacking in fiberglass) on their stiffness and resistance to aqueous corrosion. Fiberglass, carbon fibers' predecessor, revolutionized boat building. A great deal of further progress is possible through the additional use of composites reinforced with carbon fiber or in combination with fiberglass. For instance, the use of carbon fiber can reduce the weight of hulls, riggings and decks and other structural components in boats by as much as 30% compared to fiberglass.

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

         Friction

         This is a category that cuts across several other categories, including automotive and industrial. It capitalizes on a unique property of carbon fibers. While other materials soften under rising temperatures, carbon/carbon (carbon fibers fused in a carbon matrix) grows stronger. Zoltek continues to be the world's largest supplier of carbon fiber to the carbon/carbon aircraft braking industry. Carbon-carbon is used in aircraft brakes because its utility is enhanced by heat. Developed originally as a lightweight heat shield for spacecraft, carbon-carbon has become a key material in advanced braking systems used in fighter aircraft, military aircraft, newer model commercial airliners and newer model business aircraft.

         The Company is the exclusive supplier to BF Goodrich Aerospace ("BFG") of carbon fibers for aircraft brakes pursuant to a ten-year agreement (the "BFG Supply Agreement") entered into in June 1994 and extended in 1999. The BFG Supply Agreement does not restrict the Company from supplying carbon fibers to other aircraft brake manufacturers.

         The technology used in advanced aircraft brakes is now being used as brakes and clutches in race cars, and is under active study and investigation for high speed trains, over-the-road trucks, cars and industrial rotating equipment. Specialty friction product applications are a natural extension of the existing aircraft brake applications. For instance, following the lead of aircraft makers, virtually all grand prix racing cars now use carbon-carbon brakes and clutches because of their superior performance and long life in high-temperature and high-friction environments. Other friction products utilizing carbon fibers are emerging as carbon fiber prices are reduced. As the price of carbon fibers is lowered, the drive for better performance and weight reduction makes possible their use in a range of automotive applications. Zoltek is pursuing a number of initiatives in this area.

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

         The Company also has identified substantial potential markets in industrial tanks and pipes utilizing carbon fiber's high strength, light weight and corrosion resistance. In addition, the Company is actively involved in programs to use carbon fiber composites in offshore oil exploration and drilling due to their combination of light weight, strength, stiffness and resistance to corrosion. The Company currently supplies carbon fibers which are used in buoyancy devices for offshore drilling equipment. The Company also has participated in trials of spoolable pipe capable of extending the reach of existing offshore oil platforms and interwound composite rods to tether offshore platforms to the ocean floor at greater depths.

         Conductive Plastics

         Carbon fiber acts to dissipate both static electricity and heat. Those two properties, combined with light weight, have made it an increasingly important material in the manufacture of computers, printers, copiers and other electronic devices. Growth in computers and electronics has resulted in rising demand for carbon fibers used in conductive plastics to dissipate static electricity or to act as a shield against electromagnetic interference ("EMI") in laptop computers, disk drives and similar devices. It has also been used in making plastic carrying trays for a manufacturing environment that cannot tolerate contamination, Zoltek's carbon fibers help to safeguard the electrical integrity of new and more powerful computer chips and offer effective shielding from electromagnetic interference.

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

CUSTOMERS AND BACKLOG

         As part of its efforts to expand its current range of market applications, the Carbon Fibers Business Segment engages in various strategic relationships to study the viability of the use of carbon fibers in new composite materials and structural enhancement environments. These relationships are designed to build on existing expertise and industry knowledge by exploring new potential uses for carbon fibers. Successful partnerships with commercial customers include the long-term supply relationship with BFG. The Company intends to consider additional acquisitions and strategic application development and composite manufacturing partnerships and joint ventures with other participants in the composite value chain.

         In each of the fiscal years ended September 30, 2000 and 1999, the Company reported sales of $9.6 million to a single customer which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

         As of September 30, 2000 and 1999, the Company had backlogs of orders believed to be firm aggregating more than $15.1 million and $14.2 million, respectively (including estimated releases under long-term supply arrangements during the succeeding 12 months). Purchase orders from the Company's customers are subject to amendment or cancellation.

INTERNATIONAL

         The Company conducts its operations and sells its products primarily in the United States and Europe. The Company has, however, shipped carbon fiber products to customers in Asia. Through the Specialty Products Business Segment, the Company derives a substantial portion of its revenues from Europe.

         For additional information regarding the Company's international operations, see Note 10 to the accompanying Consolidated Financial Statements.

SOURCES OF SUPPLY

         The Company currently obtains most of its textile-type acrylic fibers to supply its carbon fiber operations from Acordis, which is currently the sole merchant supplier of such raw materials in the world. Acordis is also the only supplier that currently produces precursor approved for use in aircraft brake applications such as those supplied under the BFG Supply Agreement. Pursuant to an agreement with the Company, Acordis has agreed to supply the Company with up to 18.0 million pounds per year of precursor. This supply agreement may be terminated by either party on January 1, 2002, or any anniversary thereof, by providing two years' prior notice.

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

         The Company believes that no single manufacturer of carbon fiber products competes across all of its applications. The Carbon Fibers Business Segment's direct carbon fiber competitors include Fortafil Fibers, Inc. in the United States and SGL Carbon in the United States and Europe, inasmuch as they use the same textile-type precursor as the Company. To varying degrees, depending on market conditions and supply, the Carbon Fibers Business Segment also competes with primarily aerospace grade carbon fiber producers, such as Hexcel Corporation and Amoco Corporation in the United States and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in Japan. These carbon fibers producers tend to market higher cost products than the Carbon Fibers Business Segment's products, with a principal focus on aerospace structural applications. These manufacturers, while unable to sustain low pricing, tend to enter into direct competition with the Carbon Fibers Business Segment primarily when they engage in significant discounting due to protection of their market share, excess capacity or product surpluses.

         The Company believes that the principal areas of competition for its carbon fibers operations are sustainable price, quality, development of new applications and ability to reliably meet the customer's volume requirements and qualifications for particular programs.

         The Composite Intermediates Materials Business Segment competes with a range of other suppliers in the United States and Europe, including large competitors such as Hexcel Corporation and many smaller suppliers in markets with more fragmented participants.

         Competitors of the Specialty Products Business Segment in the textile fibers market include MonteFibre, Sp.A., A.G. Bayer and Acordis. However, the historic ties with and geographic proximity to customers in Eastern and Central Europe provide competitive advantages for the Specialty Products Business Segment in these markets compared to the larger manufacturers. Zoltek believes this advantage will decrease over time and, accordingly, the Specialty Products Business Segment is pursuing a strategy to increase sales to Western European markets and seeking a product mix with more favorable competitive characteristics, such as advanced materials (e.g., carbon fiber precursor).

         The non-textile market for the Specialty Products Business Segment's products is sufficiently fragmented that no significant single direct competitor exists. The Specialty Products Business Segment's sales of its industrial products are heavily concentrated in the Central and Eastern European markets.

ENVIRONMENTAL

         The operations of the Company's Carbon Fibers Business Segment in Abilene, Texas and St. Charles, Missouri utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. Management believes that the plants are currently operating in compliance with their permits and the conditions set forth therein. The Company does not believe that compliance by its Carbon Fibers Business Segment with applicable environmental regulations will have a material adverse effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of implementation of current laws or future changes in federal or state environmental laws or regulations on the Company's results of operations or financial condition.

         The operations of the Specialty Products Business Segment and the Composite Intermediate Materials Business Segment generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes the Specialty Products Business Segment and the Composite Intermediates Materials Business Segment are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulation will not have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, results of operations or financial condition of the Company.

EMPLOYEES

         As of September 30, 2000, the Company employed approximately 350 persons in its U.S. operations, approximately 1,125 in its Hungarian operations and approximately 278 in its U.K. operations, which U.K. operations were sold in November 2000. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Rt. there are two active unions: Union Viscosa with approximately 710 members and Viscosa 1990 with approximately 400 members (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a bi-weekly basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that overall its employee relations are good.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K, the annual report and certain information provided periodically in writing and orally by the Company's designated officers and agents including the annual report contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Zoltek," "Company," "we," "our" and "us" refer to Zoltek Companies, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-K, the annual report and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors and officers with respect to, among other things: (i) our financial prospects; (ii) the successful integration of both completed and any future acquisitions; (iii) our growth strategy and operating strategy including the focus on facilitating acceleration of the introduction and development of mass market applications for carbon fibers;
(iv) our current and expected future revenue and the impact of any acquisitions may have on our future performance.

         You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the Company continues to experience operating and net losses and negative cash flows; (ii) any material inability to successfully integrate and profitably operate our acquisitions; (iii) any material inability to acquire additional sufficient capital and financing at a reasonable cost to fund our liquidity requirements and long-term growth strategy or to maintain compliance with our credit facility; (iv) developments or new initiatives in the carbon fibers market by our competitors; (v) any failure by the Company to meet analysts' expectations; (vi) fluctuations in stock price; (vii) inability to successfully manage rapid growth; and (viii) unexpected cost increases or adverse conditions in the market for carbon fiber and acrylic fiber.

         The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-K and annual report or to reflect the occurrence of unanticipated events.

Item 2.  Properties
------   ----------

         The Company's facilities are listed below and are considered to be suitable and adequate for its operations. Except as noted below, all the Company's properties are owned, subject to various mortgage loans.

                                                                                        APPROXIMATE AREA
                  LOCATION                                    USE                       (IN SQUARE FEET)
                  --------                                    ---                       ----------------
         St. Louis, Missouri...................   Administrative offices, marketing
                                                  and engineering                              40,000

         St. Charles, Missouri(1)..............   Carbon fibers manufacturing                 107,000

         Abilene, Texas........................   Carbon fibers manufacturing
                                                  and processing                              428,000

         San Diego, California(2)..............   Carbon fiber prepreg manufacturing           35,000

         Salt Lake City, Utah..................   Filament winding equipment
                                                  manufacturing                                65,000

         New Castle, Delaware(2)...............   Composite materials design and
                                                  manufacturing                                45,000

         Nyergesujfalu, Hungary................   Carbon fibers, acrylic fiber, nylon
                                                  and other manufacturing                   1,600,000

----------------
(1)      Properties subject to ground lease.
(2)      Properties subject to lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2000.

Item 4A.  Executive Officers of the Registrant
-------   ------------------------------------

         The name, age and position with respect to each of the executive officers of the Company are set forth below:

         Zsolt Rumy, age 58, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Since May 1996, Mr. Rumy has served as a director of Southwest Bank of St. Louis, with which the Company maintains a banking relationship. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

         Daniel Greenwell, age 38, has served as Chief Financial Officer and Secretary of the Company since December 1996. Prior to joining the Company, from November 1992 to December 1996, Mr. Greenwell served as Corporate Director of Financial Analysis and Reporting of Sigma-Aldrich Corporation (a publicly held specialty chemical manufacturer) and Controller of Sigma Chemical Company (a subsidiary of Sigma-Aldrich Corporation). From August 1985 to November 1992, Mr. Greenwell was a certified public accountant for KPMG Peat Marwick (an international accounting and auditing firm) holding various positions, including Senior Manager. Mr. Greenwell received a B.S. degree in Accounting from Truman State University in 1985.


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------   ---------------------------------------------------------------------

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

         Set forth below are the high and low bid quotations as reported by Nasdaq for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:

                                                   Fiscal year ended                  Fiscal year ended
                                                  September 30, 2000                 September 30, 1999
                                                  ------------------                 ------------------

                                                High               Low            High                 Low
                                                ----               ---            ----                 ---
         First Quarter                        $ 13.19            $  7.56         $15.68               $8.53

         Second Quarter                         12.25               8.37           9.87                7.50

         Third Quarter                           9.87               6.06           9.93                6.87

         Fourth Quarter                          9.87               9.00           9.12                7.68


Item 6.  Selected Financial Data
------   -----------------------

                                                       ZOLTEK COMPANIES, INC.
                                                SELECTED CONSOLIDATED FINANCIAL DATA
                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:                                                        YEAR ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    2000          1999            1998          1997         1996
                                                                  --------      --------        --------      --------     --------
Net sales...................................................      $ 81,381      $ 68,525        $ 83,390      $ 90,628     $ 68,957

Cost of sales...............................................        65,678        53,375          58,805        64,214       49,772

Gross profit................................................        15,703        15,150          24,585        26,414       19,185

Available unused capacity costs.............................         4,658         3,953              --            --           --

Goodwill amortization.......................................            20            --              --            --           --

Selling, general and administrative expenses................        16,326        14,525          12,958        13,172        9,510

Operating income (loss) from continuing operations..........        (5,301)       (3,328)         11,627        13,242        9,675

Interest expense............................................         1,314           540             494           820        1,013

Net income (loss) from continuing operations................        (3,991)       (2,642)          9,595        12,828        6,172

Loss on discontinued operations, net of income taxes........        (4,694)           --              --            --           38

Net income (loss)...........................................        (8,685)     $ (2,642)       $  9,595      $ 12,828     $  6,210

Net income (loss) per share:

   Basic income (loss) per share: Continuing operations.....      $   (.22)     $   (.16)       $    .59      $    .79     $    .46
                                  Discontinued operations...      $   (.25)           --              --            --           --
                                                                  --------      --------        --------      --------     --------

   Net income (loss) per share..............................      $   (.47)     $   (.16)       $    .59      $    .79     $    .46
                                                                  ========      ========        ========      ========     ========


Weighted average common shares outstanding..................        18,360        16,209          16,216        16,212       13,348

   Diluted income (loss) per share: Continuing operations...      $   (.22)     $   (.16)       $    .58      $    .78     $    .45
                                    Discontinued operations.          (.25)           --              --            --           --
                                                                  --------      --------        --------      --------     --------

   Net income (loss) per share..............................      $   (.47)     $   (.16)       $    .58      $    .78     $    .45
                                                                  ========      ========        ========      ========     ========


Weighted average common and common equivalent shares
   outstanding..............................................        18,360        16,209          16,525        16,547       13,737


BALANCE SHEET DATA:                                                                        SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                    2000          1999            1998          1997         1996
                                                                  --------      --------        --------      --------     --------
Working capital(1)..........................................      $ 24,464      $ 43,946        $ 53,058      $ 69,556     $ 83,224

Total assets................................................       191,861       136,756         147,209       139,962      134,660

Short-term debt.............................................        46,126           630             817         2,760        4,578

Long-term debt, less current maturities.....................         6,667         5,423           5,898         4,295        5,207

Shareholders' equity........................................       122,811       114,634         121,602       115,836      108,778

--------
(1) Working capital at September 30, 2000 does not include discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

OVERVIEW

         The Company's mission is to commercialize the use of carbon fibers as reinforcement in composite materials. The Company believes it is the lowest cost producer of carbon fibers and its sales price strategy is designed to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, construction, marine and other industries. The Company believes introduction of carbon fibers to potential end users has been well received and the Company is participating in a number of ongoing development projects in these application categories.

         As part of its strategy to demonstrate availability of carbon fibers, the Company initiated a major carbon fiber production capacity expansion plan during fiscal 1997 that continued into fiscal 1999. During the fourth quarter of fiscal 1997, the Company completed construction and began operation of five continuous carbon fiber lines, each with an annual rated capacity of one million pounds, at its Abilene, Texas facility (three lines) and Zoltek Rt. facilities (two lines).

         While these lines were not fully utilized immediately, the Company continued its construction program to establish significant available capacity to encourage potential customers to develop new applications. During fiscal years 1998 and 1999, the Company completed construction of a secondary processing building at its Abilene, Texas facility to perform intermediate and secondary carbon fiber processing operations, such as chopping, milling and specialty packaging. The Company also substantially completed two additional continuous production lines and placed them in a condition ready for their intended use.

         The Company also continued construction and partial finish out of an additional building (288,000 square feet) designed to ultimately house up to 24 more continuous carbonization lines at its Abilene, Texas facility. Additionally, the Company has purchased long-lead time equipment items for four additional continuous carbonization lines, each with an annual rated capacity of one million pounds. The Company is housing the long-lead time equipment items at its facility in Abilene, Texas.

         During fiscal 2000, the Company completed construction of an oxidization line in Hungary, with an annual rated capacity of two million pounds. The Company is supplying European markets with oxidized fiber used in friction and thermal applications from this line. The Company expects to complete another such line in Hungary and in its St. Louis facility during fiscal 2001. In addition, the Company is pursuing plans to complete several projects for producing carbon fiber fabrics during fiscal 2001.

         As the Company pursued its application and market development efforts, the Company has found the existing composite materials value chain inadequate and unresponsive and has initiated steps to accelerate the introduction and development of carbon fiber composites across a broad range of mass market applications.

         The Company acquired a series of downstream businesses during fiscal 2000, with the objective to position it to accelerate the introduction and development of carbon fibers and carbon fiber composites in low-cost, high volume applications. The Company's strategy includes providing direct input into the composites value chain by supplying composite engineering and design technology, composite fabrication and processing technology and the ability to create integrated product solutions utilizing composite materials.

         In October 1999, Zoltek acquired Cape Composites Inc. Cape Composites, located in San Diego, California, is a manufacturer of carbon fiber prepreg (pre-impregnated with resin) composite materials.

         In November 1999, the Company acquired substantially all of the assets of Engineering Technology, Inc. ("EnTec"). EnTec, located in Salt Lake City, Utah, designs and manufactures filament winding equipment used in the production of composite parts.

         Also in November 1999, the Company acquired Composite Machines Corporation ("CMC") and Ramal International, Inc. (parent company of CMC). CMC, located in Salt Lake City, Utah, designed and manufactured filament winding and pultrusion equipment used in the production of composite parts. CMC and Ramal have been integrated in the EnTec operations.

         Additionally, in November 1999, the Company acquired Structural Polymer (Holdings) Ltd. Structural Polymer, located in Newport, Isle of Wight, United Kingdom, designs and manufactures composite materials used in large scale structures such as wind turbine blades and marine structures. While the strategic purpose that made this acquisition highly desirable continued to be valid, the financial results of this business became a significant burden for the Company during fiscal 2000 due to the borrowing incurred to finance the acquisition. The Company determined that substantial additional financial and managerial resources would be required to facilitate the improvement of the operations and, accordingly, decided to divest this subsidiary to most efficiently use the Company's resources.

         On November 6, 2000 the Company sold Structural Polymer and entered into various agreements that provide for continuing strategic relationships, including a ten-year carbon fiber supply agreement. Accordingly, the Company's consolidated financial statements for fiscal 2000 account for Structural Polymer as a discontinued operation. Unless otherwise indicated, the following discussion relates to the Company's continuing operations. Subsequent to the sale, Structural Polymer's operations ceased to be part of the Company's operations and reported results.

         On April 28, 2000 the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC ("Hardcore"). Hardcore designs and manufactures composite structures for the civil infrastructure market.

         As part of its strategic plan, the Company is pursuing various initiatives to facilitate further development of product and process applications to increase demand for low-cost carbon fiber, which may include additional acquisitions of selected technology for the enhancement of its operations and to lead the commercialization of selected large-scale carbon fiber composites.

         The Company's carbon fiber manufacturing capacity continues to be underutilized and it is not reflected in its current sales. Carbon fiber sales for fiscal 2000 were $27.5 million compared to $25.4 million for fiscal 1999. The Company's strategy for initial sales increases was to rely on what had been two fast-growing commercial markets in conductive plastics used in electronic products and sporting goods. In addition, the Company also believed that the product development for large-scale commercial applications would result in initial sales at a faster pace.

         Sales of carbon fibers into commercial markets have been slower to develop than expected due to long lead times in product development for large-scale applications.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

         The Company's sales increased 18.8% to $81.4 million in fiscal 2000 from $68.5 million in fiscal 1999. The composites intermediates acquisitions during fiscal 2000 accounted for $14.1 million of sales. Carbon fiber sales increased 7.8% ($2.0 million) to $27.5 million in fiscal 2000 from $25.4 million in fiscal 1999. During fiscal 2000, carbon fiber sales volumes increased in quantity much faster than indicated by reported sales amounts. The price weakness in the existing markets was due to significant capacity due to price decreases increases by several other carbon fiber manufacturers that resulted in overcapacity in the industry. Sales of acrylic and other products produced at Zoltek Rt. decreased by 7.6% to $39.8 million in fiscal 2000 compared to $43.1 million in fiscal 1999. This decrease was principally due to volume reductions in the Company's available production capacity. The Company converted its Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of 1999, permanently removing the capacity from the acrylic textile fiber operation. The Mavilon plant produced approximately 7,900 metric tons of material in fiscal 1999. Excluding the reduction resulting from the Mavilon plant conversion, the acrylic fiber sales volume increased approximately 13.1%.

         Gross profit increased 3.3% to $15.7 million in fiscal 2000 from $15.2 million in fiscal 1999. The composites intermediates acquisitions during fiscal 2000 accounted for $2.2 million of gross profit. The gross profit percentage on composite intermediates was 15.6% in fiscal 2000. Gross profit from carbon fibers decreased to $6.7 million in fiscal 2000 from $8.0 million in fiscal 1999. The gross profit percentage on carbon fiber decreased to 24.4% of sales in fiscal 2000 from 31.6% in fiscal 1999 due to selling price decreases and product mix changes. Gross profit from acrylic and other products sold by Zoltek Rt., was $6.8 million in fiscal 2000 compared to $7.1 million in fiscal 1999. Gross margin on acrylic fibers and other products increased to 17.1% of sales for fiscal 2000 compared to 16.5% of sales for fiscal 1999 due primarily to higher sales demand. The gross margins contributed by the acrylic and other products, which are produced at Zoltek Rt., have historically generated lower gross margins than the Company's carbon fiber business.

         During fiscal years 2000 and 1999, the Company was not operating its new continuous carbonization lines at full capacity, resulting in available unused capacity charges of approximately $4.7 million and $4.0 million, respectively. The Company currently anticipates that it will continue not to operate its lines at full capacity during fiscal 2001. While the Company believes it is necessary to maintain available capacity to encourage development of significant new applications for carbon fibers, costs related to the unutilized capacity will adversely impact results of operations during fiscal 2001. The Company does, however, anticipate increases in carbon fiber sales from both the U.S. and Hungarian locations in fiscal 2001.

         Selling, general and administrative expenses increased approximately 12.4%, or $1.8 million, from $14.5 million in fiscal 1999 to $16.3 million in fiscal 2000. The composites intermediates acquisitions during fiscal 2000 accounted for $3.7 million of selling, general and administrative expenses. Excluding the increase from the recent acquisitions, these expenses decreased by $1.9 million. The decrease was primarily due to reduction in personnel and administrative expenses in Hungary. The carbon fiber operations reported increased costs related to product and market development efforts for product trials, additional sales/product development personnel and travel. The component costs of selling, general and administrative expenses changed to reflect increased costs related to product and market development efforts, offset by a reduction in engineering and administrative costs.

         Interest expense was approximately $1.3 million for fiscal year
2000 compared to $0.5 million in fiscal 1999. The increase in interest expense resulted from borrowings related to the use of funds for the composite intermediates acquisitions, working capital and capital expenditures. Interest income was $0.5 million for fiscal 2000 compared to $1.2 million in fiscal 1999. The decrease in interest income was due to the use of funds to finance the acquisitions, working capital and capital expenditures during fiscal 2000 and 1999. During fiscal 2000 capital expenditures totaled $6.2 million.

         During fiscal 2000, the Company reported an income tax benefit of $2.3 million compared to an income tax benefit of $0.2 million in fiscal 1999 due to the increased losses from operations before taxes. The Company recognizes income taxes in both the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.4 and $0.6 million in fiscal year 2000 and 1999, respectively, as well as the statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 9%.

         In fiscal 2000, the Company purchased a 45% membership interest in Hardcore Composites Operations LLC and began consolidating the partnership with its results, due to its ability to exercise control over the partnership's operating and financial policies. The pro-rata share of the partnership's loss allocated to the other owners during fiscal 2000 was $26,000.

         The foregoing resulted in a net loss from continuing operations of $4.0 million for fiscal 2000 compared to a net loss of $2.6 million for fiscal 1999. Similarly, the Company reported net loss from continuing operations per share of $0.22 and $0.16 on a basic and diluted basis for fiscal 2000 and fiscal 1999, respectively. The weighted average common shares outstanding increased to 18.2 million for fiscal 2000 compared to
16.3 million for fiscal year 1999 due to the issuance of approximately 2.5 million common shares as partial consideration for the purchase of Structural Polymer.

         The net loss from discontinued operations includes the results of operations of Structural Polymer and interest costs related to borrowings used to finance the acquisition. The net loss from discontinued operations for fiscal year 2000 was $2.0 million. During the fourth quarter of fiscal 2000, the Company determined that a portion of the goodwill associated with Structural Polymer was impaired and $2.7 million was written off through a special charge. The foregoing resulted in a net loss from discontinued operations of $4.7 million in fiscal 2000, or $0.25 per share on a basic and diluted basis.

         The net loss for fiscal 2000 was $8.7 million, or $0.47 per share on a basic and diluted basis compared to a net loss of $2.6 million, or $0.16 per share in fiscal 1999.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

         The Company's sales decreased 17.8% to $68.5 million in fiscal 1999 from $83.4 million in fiscal 1998. Carbon fiber sales increased 11.8% ($2.7 million) to $25.4 million in fiscal 1999 from $22.7 million in fiscal 1998. The carbon fibers sales increase was due to growth in the aircraft brake business, the impact of the new capacity additions and a rebound in sales to the conductive plastics markets for the electronics markets in the Far East during the fourth quarter. The increase in carbon fiber sales was constrained by delays in the development of new large-scale applications utilizing significant quantities of carbon fibers. Sales of acrylic and other products produced at Zoltek Rt. decreased by 28.9% to $43.1 million in fiscal 1999 compared to $60.7 million in fiscal 1998. This decrease was principally due to selling price and volume reductions in the acrylic fiber markets. The acrylic fiber sales price reductions resulted from a substantial reduction in acrylonitrile (ACN) raw material pricing, which the acrylic fiber manufacturers tend to pass through to customers. The acrylic fiber sales volume reduction of approximately 14.6% was due to an overall worldwide reduction in the markets for acrylic fibers. In addition, the Company converted its Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of 1999 permanently removing the capacity from the acrylic textile fiber operation.

The Mavilon plant produced approximately 7,900 metric tons of material in fiscal 1999. This change did not result in an asset impairment charge.

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

         Selling, general and administrative expenses increased approximately 12.1%, or $1.5 million, from $13.0 million in fiscal 1998 to $14.5 million in fiscal 1999. This increase was primarily attributable to increased costs related to product and market development efforts for product trials, additional sales/product development personnel and travel. The component costs of selling, general and administrative expenses changed to reflect increased costs related to product and market development efforts, offset by a reduction in engineering and administrative costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         As part of the Company's strategic plan for commercializing carbon fibers and carbon fiber composites, the Company acquired a series of downstream businesses during fiscal 2000.

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

         Subsequent to the acquisitions of Cape Composites, EnTec and CMC, the Company provided working capital of approximately $2.1 million for the payment of accounts payable and accrued expenses. The Company anticipates making additional working capital facilities available to these acquired companies during fiscal 2001. The sources of these funds have been and are expected to be available cash balances and borrowings under the Company's credit facilities.

         In November 1999, the Company acquired all of the outstanding stock of Structural Polymer (Holdings) Ltd. for approximately $30.0 million in cash and 2.5 million shares of the Company's common stock. The Company also borrowed $5.0 million to refinance certain existing bank debt of Structural Polymer and fund working capital requirements. Structural Polymer designs and manufactures composite materials used in large-scale structures such as wind turbine blades and marine structures.

         In April 2000, the Company acquired a 45% membership interest in Hardcore Composites Operations LLC ("Hardcore") for $1.4 million cash and guaranteed a note payable of $1.0 million. The Company provided additional funding of approximately $1.5 for working capital during fiscal 2000. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. Hardcore designs and manufactures composite structures for the civil infrastructure market.

         In November 1999, the Company financed the Structural Polymer acquisition through a credit facility with Firstar Bank Missouri National Association (formerly known as Mercantile Bank National Association) ("Firstar Bank") in the original aggregate amount of $71.0 million. The credit facility, originally structured as a $35.0 million, six-year acquisition term loan, a $26.0 million, six-year revolving credit facility, and a $10.0 million, six-year future acquisition term loan was secured by 65% of the outstanding stock of the Company's international subsidiaries (Structural Polymer (Holding) Ltd. and Zoltek Rt.) in addition to substantially all of the assets of the Company's U.S. operations.

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

         The Company amended and restated the credit agreement from Firstar Bank on May 31, 2000. The amended and restated credit agreement, structured as a $34.1 million, five and one-half year acquisition term loan, and a $20.0 million, five and one-half year revolving credit facility is secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries in addition to substantially all of the assets of the Company's
U. S. operations.

         At September 30, 2000, the Company did not meet minimum EBITDA and EBITDA to Funded Debt and other financial covenants of its credit agreement with Firstar Bank. A waiver of these covenants was received on November 29, 2000.

         Subsequent to the Company's fiscal year end, the Company sold Structural Polymer to a group consisting of the former shareholders from whom the Company acquired Structural Polymer in November 1999 and a merchant banking firm. Consideration for the November 6, 2000 sale consisted of $30.0 million in cash, a note receivable in the principal amount of $5.0 million and the return of approximately 2.5 million shares of the Company's common stock from the former Structural Polymer shareholders. In addition, the Company was repaid approximately $7.3 million of intercompany loans and accrued interest. Cash proceeds received from the sale and repayment of the intercompany loans were used to retire $35.4 million of bank debt and accrued interest of $0.8 million.

         The Company's bank credit facility has not yet been amended to reflect the November 2000 disposition of Structural Polymer. As a result, the Company expects that as of December 31, 2000, it will not be in compliance with the minimum EBITDA and EBITDA to Funded Debt and other financial covenants, which assumed continuing ownership of Structural Polymer. Accordingly, borrowings under this facility have been classified as current as of September 30, 2000. The Company expects to receive a waiver of any covenant noncompliance at December 31, 2000 as future financing is being renegotiated. The Company is currently negotiating with Firstar Bank and other financial institutions to modify its credit facilities. The Company expects to enter into a revised long-term credit facility by February 28, 2001.

         During fiscal 2000 and prior years, the Company's primary sources of liquidity were cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

         The Company believes its financial position has been significantly improved as a result of the sale of Structural Polymer subsidiary and remains adequate, with the anticipated revised credit facilities, to support the execution of its strategic expansion plans. However, failure to conclude revised credit facilities on a timely basis would have a material adverse effect on the Company's results of operations and financial condition.

         At September 30, 2000, the Company reported working capital (excluding discontinued operations) of $24.5 million compared to working capital of $43.9 million at September 30, 1999. The decrease in working capital from September 30, 1999 to September 30, 2000 was primarily due to classification of $9.0 million of Firstar Bank debt as current, the use of cash and temporary investments of $7.8 million to finance acquisitions and $6.2 million in capital expenditures for further expansion of the carbon fiber and acrylic precursor production capacity. Inventories increased from $28.5 million at September 30, 1999 to $31.9 million at September 30, 2000. The composite intermediates acquisitions during fiscal 2000 accounted for $3.1 million of inventory at September 30, 2000. Carbon fibers accounted for $0.6 million of the increase while acrylic fibers and other products decreased $0.3 million. The increase of carbon fiber inventories reflected operations of recently added carbon fiber lines during the application development period. The Company anticipates that carbon fiber inventories will significantly decrease during fiscal 2001.

         Marketable securities at September 30, 2000 amounted to $1.3 million compared to $7.1 million at September 30, 1999. The marketable securities primarily include preferred stock.

         Other receivables of $0.3 million consisted primarily of VAT and import refunds due Zoltek Rt. from the Hungarian taxing authority at September 30, 1999 compared to $0.4 million at September 30, 1999.

         Current maturities of long-term debt at September 30, 2000 include a $1.0 million note payable related to the Hardcore acquisition and $9.0 million under the revolving credit agreement with Firstar Bank which has been reclassified from long-term debt. The Company anticipates obtaining long-term refinancing for these amounts by February 28, 2001.

         Other long-term liabilities were related to various supply agreements between Zoltek Rt. and its vendors and deferred income associated with future tax abatements from Abilene, Texas.

         At the time of the purchase of its membership interest in Hardcore Composites, the Company guaranteed Hardcore Composite's obligation to purchase the land and buildings that Hardcore Composites currently occupies. Hardcore Composites is required to purchase the facilities on or before April 28, 2001 for $3,700,000, which approximates their market value. The Company expects that such purchase will be financed through capital resources which the Company expects Hardcore Composites or the Company to acquire.

         Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications and the expansion of the Company's carbon fibers production capacity. In fiscal 2000, the Company made capital expenditures of $6.2 million for various projects compared to $15.7 million during the fiscal year 1999. Of these expenditures in fiscal 2000, approximately $2.8 million was used for a new oxidation line and secondary processing equipment for carbon fibers and $2.8 million was used at Zoltek Rt. for modernization and modifications to produce acrylic fiber and other industrial products. Composite intermediates had capital expenditures of approximately $0.6 million for equipment additions and modifications. These expenditures were financed principally with cash from the sale of temporary investments and from cash from borrowings.

         During fiscal 2000 the Company completed construction of an oxidization line in Hungary, with an annual rated capacity of two million pounds. The Company plans to supply European markets with oxidized fiber used in friction and thermal applications from this line. The Company does not currently anticipate initializing construction of additional carbonization lines during fiscal 2001 unless demand for the product increases.

         In connection with the initial purchase of the Abilene, Texas facility in fiscal 1997, the Company obtained a $1.9 million short-term, non-interest bearing loan through the City of Abilene. During fiscal 1998, the Company purchased additional land and a building from the City of Abilene and consolidated this purchase with its initial loan for a new $3.1 million non-interest bearing loan maturing in January 2008, which was discounted. The long-term loan with the City of Abilene will be repaid with future real estate and personal property tax abatements granted by the City of Abilene.

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

         During fiscal 1999, Zoltek Rt. obtained short-term financing consisting of working capital and commercial letters of credit of which $1.5 million was outstanding at September 30, 1999.

         In January 1999, the Company sold its nitrogen generation facility in Abilene, Texas to Southwest Bank for $5.0 million (actual construction cost) and leased it back under a seven-year operating lease. The Company utilized the funds for carbon fiber facility expansion and general corporate purposes.

         In February 1999, the Company's Board of Directors authorized a share repurchase program for up to 1,000,000 shares of the Company's common stock in the open market over an unspecified period of time as market conditions allow. The purpose of the repurchase plan is to meet the Company's obligations under its stock option plans, while minimizing dilution to shareholders. In connection with the approved repurchase, the Company purchased 15,000 shares of the Company's common stock in March 1999 and the Company sold put options for 70,000 shares of the Company's common stock in February and March 1999 which expired unexercised. The put options allowed the purchasers to exercise the options and sell the shares back to the Company or let the options expire. In addition, put options for 160,000 shares of the Company's common stock were sold in the fourth quarter of fiscal 1999, which expired unexercised in January 2000. The Company sold additional put options for 50,000 shares of the Company's common stock in December 1999, which had an expiration date of July 22, 2000. The Company repurchased these put options on March 1, 2000. There were no put options outstanding at September 30, 2000.

OUTLOOK

         The recent downstream acquisitions are intended to provide the Company direct input into the composites value chain by supplying composite engineering and design technology, composite fabrication and processing technology and the ability to create integrated product solutions utilizing an entire range of composite materials and structures.

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

         During much of fiscal 2000, the carbon fiber market experienced an excess supply resulting from capacity increases by several other carbon fiber manufacturers. As a result, the Company experienced substantial reductions in sales prices and related gross profit in selected markets. The Company expects market conditions similar to fiscal 2000 to continue until the excess capacities are consumed by the markets. However, the Company plans to significantly reduce its carbon fiber inventory and continue to reduce manufacturing costs as the Company's lower cost precursor is utilized in fiscal 2001. It is the objective of management to return to operating on a profitable basis by the end of fiscal 2001.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------    ---------------------------------------------------------

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At September 30, 2000, the Company had an interest rate swap agreement outstanding with a notional amount of $22.2 million under which the Company paid a fixed rate of interest and received a floating rate of interest over the term of the swap agreement without the exchange of underlying notional amounts. The interest rate swap agreement in effect converted a portion of the acquisition term loan from a floating rate obligation to a fixed rate obligation at 6.51%. The fair value of the swap agreement outstanding at September 30, 2000 was $0.1 million. The fair value of the interest rate swap agreement was not recognized in the consolidated financial statements at that time since the agreement was accounted for as a hedge. The swap agreement was terminated on November 6, 2000 upon repayment of the acquisition term loan from the proceeds from the sale of SP Systems.

Item 8.  Financial Statements
------   --------------------

[Letterhead of Pricewaterhouse Coopers]


                       Report of Independent Accountants


To the Board of Directors and
Shareholders of
Zoltek Companies, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


November 22, 2000

                                                 ZOLTEK COMPANIES, INC.
                                              CONSOLIDATED BALANCE SHEET
                                     (Amounts in thousands, except per share data)

ASSETS                                                                                                SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  2000             1999
                                                                                              -------------    ------------

Current assets:
     Cash and cash equivalents..............................................................  $       2,222    $      4,250
     Marketable securities..................................................................          1,327           7,117
     Accounts receivable, less allowance for doubtful accounts of $899 and $774,
       respectively.........................................................................         11,033          13,138
     Inventories............................................................................         31,876          28,490
     Prepaid expenses.......................................................................            500             212
     Other receivables......................................................................            321             436
     Refundable income taxes................................................................          1,556           1,620
     Net assets of discontinued operations held for sale....................................         57,360               -
                                                                                              -------------    ------------
          Total current assets..............................................................        106,195          55,263
Property and equipment, net.................................................................         81,922          77,422
Intangible assets, net (including goodwill).................................................          2,196               -
Other assets................................................................................          1,548           4,071
                                                                                              -------------    ------------
          Total assets......................................................................  $     191,861    $    136,756
                                                                                              =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Short-term notes payable...............................................................  $           -    $      1,455
     Current maturities of long-term debt...................................................         10,751             630
     Trade accounts payable.................................................................          9,169           6,650
     Accrued expenses and other liabilities.................................................          4,451           2,582
     Long-term debt to be extinguished with sale of discontinued operations.................         35,375               -
                                                                                              -------------    ------------
          Total current liabilities.........................................................         59,746          11,317
Other long-term liabilities.................................................................            379             815
Long-term debt, less current maturities.....................................................          6,667           5,423
Deferred income taxes.......................................................................          1,429           3,367
          Total liabilities.................................................................         68,221          20,922
                                                                                              -------------    ------------
Majority interest in consolidated partnership...............................................            829               -
Mandatorily redeemable common stock, -0- and 160,000 shares respectively....................              -           1,200
Commitments and contingencies (Note 7)......................................................              -               -
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and
        outstanding.........................................................................              -               -
     Common stock, $.01 par value, 50,000,000 and 20,000,000 shares authorized,
        18,701,331 and 16,041,338 shares issued and outstanding, respectively...............            187             160
     Additional paid-in capital.............................................................        127,690          98,823
     Retained earnings......................................................................         22,500          31,185
     Treasury common stock at cost, 15,000 shares...........................................           (118)           (118)
     Outstanding common stock put options, -0- and 160,000 shares, respectively.............              -             181
     Accumulated other comprehensive loss...................................................        (27,448)        (15,597)
                                                                                              -------------    ------------
          Total shareholders' equity........................................................        122,811         114,634
                                                                                              -------------    ------------
          Total liabilities and shareholders' equity........................................  $     191,861    $    136,756
                                                                                              =============    ============
                    The accompanying notes are an integral part of the consolidated financial statements.


                                               ZOLTEK COMPANIES, INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Amounts in thousands, except per share data)

                                                                                         YEAR ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2000           1999              1998
                                                                               -----------     -----------      -----------

Net sales ...................................................................  $    81,381     $    68,525      $    83,390
Cost of sales................................................................       65,678          53,375           58,805
                                                                               -----------     -----------      -----------
     Gross profit............................................................       15,703          15,150           24,585
Available unused capacity costs..............................................        4,658           3,953                -
Goodwill amortization........................................................           20               -                -
Selling, general and administrative expenses.................................       16,326          14,525           12,958
                                                                               -----------     -----------      -----------
     Operating income (loss) from continuing operations......................       (5,301)         (3,328)          11,627
Other income (expense):
     Interest expense........................................................       (1,314)           (540)            (494)
     Interest income.........................................................          516           1,163            2,653
     Other, net..............................................................         (163)           (119)            (253)
                                                                               -----------     -----------      -----------
Income (loss) from continuing operations before income taxes.................       (6,262)         (2,824)          13,533
Provision (benefit) for income taxes.........................................       (2,297)           (182)           3,938
                                                                               -----------     -----------      -----------
     Net income (loss) from continuing operations before majority interest
          in consolidated partnership........................................       (3,965)         (2,642)           9,595
Majority interest in loss of consolidated partnership........................          (26)              -                -
                                                                               -----------     -----------      -----------
     Net income (loss) from continuing operations............................       (3,991)         (2,642)           9,595
Discontinued operations:
     Operating loss, net of taxes............................................       (1,994)              -                -
     Loss on impairment of goodwill, net of taxes............................       (2,700)              -                -
                                                                               -----------     -----------      -----------
     Total loss on discontinued operations, net of taxes.....................       (4,694)              -                -
                                                                               -----------     -----------      -----------
     Net income (loss).......................................................  $    (8,685)    $    (2,642)     $     9,595
                                                                               ===========     ===========      ===========
Net income (loss) per share:
     Basic income (loss) per share:
          Continuing operations..............................................  $     (0.22)    $     (0.16)     $      0.59
                                                                               -----------     -----------      -----------
          Discontinued operations............................................  $     (0.25)    $         -      $         -
                                                                               -----------     ===========      -----------
     Total...................................................................  $     (0.47)    $     (0.16)     $      0.59
                                                                               ===========     ===========      ===========
     Diluted income (loss) per share:
          Continuing operations..............................................  $     (0.22)    $     (0.16)     $      0.58
                                                                               -----------     -----------      -----------
          Discontinued operations............................................  $     (0.25)              -                -
                                                                               -----------     -----------      -----------
     Total...................................................................  $     (0.47)    $     (0.16)     $      0.58
                                                                               ===========     ===========      ===========
Weighted average common shares outstanding...................................       18,360          16,209           16,216
Weighted average common and common equivalent shares outstanding.............       18,360          16,209           16,525

                   The accompanying notes are an integral part of the consolidated financial statements.

                                                  ZOLTEK COMPANIES, INC.
                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (Amounts in thousands)
                                                                           Accumulated
                                                                              Other               Outstanding              Compre-
                                    Total                         Add'l   Comprehensive             Common                 hensive
                                Shareholders' Preferred  Common  Paid-In     Income      Treasury    Stock     Retained    Income
                                   Equity       Stock     Stock  Capital     (Loss)       Stock   Put Options  Earnings    (Loss)
                                ------------- ---------  ------  -------  -------------  -------- -----------  --------    -------

Balance, September 30, 1997.....  $115,836      $  -      $162   $ 99,954   $ (8,512)     $   -     $   -      $24,232

Net income......................     9,595         -         -          -          -          -         -        9,595    $  9,595

Foreign currency translation
 adjustment.....................    (3,829)        -         -          -     (3,829)         -         -            -      (3,829)
                                  --------      ----      ----   --------   --------      -----     -----      -------    --------

   Comprehensive income.........                                                                                          $  5,766
                                                                                                                          ========

Balance, September 30, 1998.....   121,602         -       162     99,954    (12,341)         -         -       33,827

Net loss........................    (2,642)        -         -          -          -          -         -       (2,642)   $ (2,642)

Foreign currency translation
 adjustment.....................    (3,186)        -         -          -     (3,186)         -         -            -      (3,186)

Unrealized losses on securities.       (70)        -         -          -        (70)         -         -            -         (70)
                                                                                                                          --------

   Comprehensive loss...........                                                                                          $ (5,898)
                                                                                                                          ========

Treasury shares purchased.......      (118)        -         -          -          -       (118)        -            -

Sale of put options on common
 stock:

   Put options sold and expired
    without redemption..........        67         -         -         67          -          -         -            -

   Put options sold and
    unexercised at
    September 30, 1999
    transferred to mandatorily
    redeemable common stock.....    (1,019)        -        (2)    (1,198)         -          -       181            -
                                  --------      ----      ----   --------   --------      -----     -----      -------

Balance, September 30, 1999.....   114,634                 160     98,823    (15,597)      (118)      181       31,185

Net loss........................    (8,685)        -         -          -          -          -         -       (8,685)   $ (8,685)

Foreign currency translation
 adjustment.....................   (11,765)        -         -          -    (11,765)         -         -            -     (11,765)

Unrealized losses on securities.       (86)        -         -          -        (86)         -         -            -         (86)
                                                                                                                          --------
   Comprehensive loss...........                                                                                          $(20,536)
                                                                                                                          ========

Sale of put options on common
 stock:

   Put options sold and expired
    without redemption..........     1,200         -         2      1,379          -          -      (181)           -

   Put options sold and
    repurchased before
    expiration..................        13         -         -         13          -          -         -            -

   Issuance of common stock
    for purchase of Structural
    Polymer (Holdings) Limited..    27,500         -        25     27,475          -          -         -            -
                                  --------      ----      ----   --------   --------      -----     -----      -------

Balance, September 30, 2000.....  $122,811      $  -      $187   $127,690   $(27,488)     $(118)    $   -      $22,500
                                  ========      ====      ====   ========   ========      =====     =====      =======

                    The accompanying notes are an integral part of the consolidated financial statements.

                                                  ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Amounts in thousands)
                                                                                         YEAR ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                  2000            1999              1998
                                                                             -------------    ------------     ------------
Cash flows from operating activities:
     Net income (loss).....................................................  $      (8,685)   $     (2,642)    $      9,595
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
          Loss from discontinued operations................................          4,694               -                -
          Depreciation and amortization....................................          6,275           5,422            3,519
          Unrealized foreign exchange (gain) loss..........................            (72)             58              121
          Other, net.......................................................             20              49               84
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable...................          2,332           1,093           (1,777)
              (Increase) decrease in other receivables.....................            (24)          1,882             (951)
              Increase in inventories......................................         (4,277)         (5,337)         (12,700)
              Increase in prepaid expenses and other assets................           (800)           (669)            (359)
              Increase (decrease) in trade accounts payable................          2,106          (4,181)           1,392
              Increase (decrease) in accrued expenses and other liabilities            437             (90)          (1,277)
              Change in income taxes payable/refundable and deferred taxes.         (1,754)            260              474
              Increase (decrease) in other long-term liabilities...........           (859)           (186)             761
                                                                             -------------    ------------     ------------
                  Total adjustments........................................          8,078          (1,699)         (10,713)
                                                                             -------------    ------------     ------------
     Net cash used by continuing operations................................           (607)         (4,341)          (1,118)
     Net cash used by discontinued operations..............................           (861)              -                -
                                                                             -------------    ------------     ------------
Net cash used by operating activities......................................         (1,468)         (4,341)          (1,118)
                                                                             -------------    ------------     ------------

Cash flows from investing activities:
     Payments for purchase of Zoltek Intermediates companies, net of cash..         (5,402)              -                -
     Payments for purchase of property and equipment.......................         (6,171)        (15,744)         (31,188)
     Proceeds from sale of property and equipment..........................             33           6,163                -
     (Increase) decrease in notes receivable...............................             74          (2,573)             119
     Sale (purchase) of marketable securities..............................          5,705          11,774             (659)
                                                                             -------------    ------------     ------------
   Net cash used by continuing operations..................................         (5,761)           (380)         (31,728)
   Net cash used by discontinued operations................................        (34,551)              -                -
                                                                             -------------    ------------     ------------
Net cash used by investing activities......................................        (40,312)           (380)         (31,728)
                                                                             -------------    ------------     ------------

Cash flows from financing activities:
     Purchase of treasury stock............................................              -            (118)               -
     Proceeds from sale of common stock put options........................             13             248                -
     Proceeds from issuance of notes payable...............................         49,977           1,525              509
     Repayment of notes payable............................................         (5,817)           (662)            (848)
                                                                             -------------    ------------     ------------
   Net cash provided (used) by continuing operations.......................         44,173             993             (339)
   Net cash used by discontinued operations................................         (3,889)              -                -
                                                                             -------------    ------------     ------------
Net cash provided (used) by financing activities...........................         40,284             993             (339)
                                                                             -------------    ------------     ------------
Effect of exchange rate changes on cash....................................           (532)            (26)              41
                                                                             -------------    ------------     ------------
Net decrease in cash.......................................................         (2,028)         (3,754)         (33,144)
Cash and cash equivalents at beginning of period...........................          4,250           8,004           41,148
                                                                             -------------    ------------     ------------
Cash and cash equivalents at end of period.................................  $       2,222    $      4,250     $      8,004
                                                                             =============    ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash (refunded) paid during the year for:
     Interest..............................................................  $       3,573    $        527     $        502
     Income taxes..........................................................            747            (435)           3,559


         The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
-----------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

         Zoltek Companies, Inc. (the "Company") is a holding company which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Cape Composites, Inc., Engineering Technology Corporation ("Entec"), and a 45% membership interest in Hardcore Composites Operations, LLC. Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers used in aircraft brakes and other composite materials. Cape Composites, Inc. manufactures "carbon fiber prepreg" (carbon fiber impregnated with resin) composite materials used in the production of composite products requiring unidirectional strength and stiffness, such as golf club shafts and other sporting goods. Entec manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Hardcore Composites designs and manufactures composite structures for the civil infrastructure market, including bridges, bridge decks, marine pilings, fender panels, piers and stay-in-place form work. Zoltek Rt. (formerly known as Zoltek Magyar Viscosa, Rt.) manufactures and markets acrylic and nylon fibers and yarns for the textile industry, and carbon fiber. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. In addition, Zoltek Rt. provides public works services for plant use and to the town of Nyergesujfalu, Hungary. From November 1999 to November 2000, the Company owned Structural Polymer (Holdings) Limited ("SP Systems") which develops, markets and manufactures prepreg (glass and carbon fiber pre-impregnated with resin) materials, special bonding and laminating resins, reinforcement fabrics and consumable materials for composite manufacturing and engineering of composite structures. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.

DISCONTINUED OPERATIONS

         The financial data related to SP Systems is accounted for as a discontinued operation for fiscal 2000. See Note 2.

FOREIGN CURRENCY TRANSLATION

         Zoltek Rt., which prepares its financial statements in the Hungarian Forint, and SP Systems, which prepares its financial statements in British Pounds, assets and liabilities are translated at year-end exchange rates and the income statement is translated at the average exchange rate for the year. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. and SP Systems are included in the results of operations.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
-----------------------------------------------------------------------------

REVENUE RECOGNITION

         The Company recognizes sales on the date title to the sold product transfers to the customer which generally approximates the shipping date. During 2000, approximately $9,626,000 of sales was earned from one customer.

CONCENTRATION OF CREDIT RISK

         Zoltek's carbon fiber products are primarily sold to customers in the aerospace and composite industries. Zoltek Rt.'s products are mainly sold to customers in the textile industry. Cape Composites products are mainly sold to the sporting goods industry. Entec's products are mainly sold in the composite industry. Hardcore Composites' products are sold in the civil infrastructure market. While the markets for the Company's products are geographically unlimited, most of Zoltek's, Cape Composites', and Hardcore Composite's business is with customers located in North America and most of Zoltek Rt.'s sales are to customers in Central, Eastern and Western Europe, while Entec's sales are worldwide. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of September 30, 2000, the Company had no significant concentrations of credit risk.

CASH AND CASH EQUIVALENTS

         All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $1,851,000 and $3,810,000 at September 30, 2000 and 1999,
respectively.

MARKETABLE SECURITIES

         Marketable securities consist of U.S. agency notes with maturities of less than one year (classified as held-to-maturity) that are valued at amortized cost and preferred stock equities (classified as available-for-sale) that are valued at fair market value. At September 30, 2000 and 1999, the Company held $0 and $4,790,000, respectively, of U.S. agency notes and $1,327,000 and $2,327,000, respectively, of preferred stock equities. Unrealized gains and losses are reflected as other comprehensive income
(loss) within shareholders' equity.

INVENTORIES

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the years ended September 30, 2000, 1999 and 1998, due to the short period of construction. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
-----------------------------------------------------------------------------

         The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using primarily straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

             Buildings and improvements.....................10 to 31.5 years
             Automobiles....................................3 to 5 years
             Machinery and equipment........................5 to 10 years
             Furniture and fixtures.........................7 to 10 years

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

         During the years ended September 30, 2000 and 1999, the Company was not operating certain continuous carbonization lines at full capacity, resulting in available unused capacity charges of $4,658,000 and $3,953,000, respectively. These costs include depreciation and other overhead expenses associated with unused capacity.

GOODWILL AND OTHER INTANGIBLES

         Goodwill is the excess of the cost of net assets acquired in business purchases over the fair value. Goodwill and other intangibles are amortized on a straight-line basis over a 15-year period. The Company evaluates goodwill for possible impairment based on estimated future undiscounted cash flows of the business.

FINANCIAL INSTRUMENTS

         The Company does not hold any financial instruments for trading purposes. The carrying value of cash, marketable securities and accounts payable approximated fair value at September 30, 2000 and 1999. Long-term debt bears current market rates of interest.

RESEARCH AND DEVELOPMENT EXPENSES

         Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Such costs were approximately $1,674,000, $1,318,000 and $893,000 in 2000, 1999, and 1998,
respectively.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
-----------------------------------------------------------------------------

STOCK-BASED COMPENSATION

         SFAS No. 123 "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of the grant.

NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period, while diluted net income (loss) per share reflects the potential dilutive effects of stock options and incentive shares. Because 2000 and 1999 results reflected a net loss, both basic and diluted earnings per share were calculated based on the same weighted average number of shares for the year.

RECENT ACCOUNTING PRONOUNCEMENTS

         No recently issued accounting standards will be applicable to the Company for its fiscal year ending September 30, 2001 that management believes may have a material impact upon adoption on the Company's financial position or results of operations.

FINANCIAL PRESENTATION CHANGES

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       DISCONTINUED OPERATIONS
-----------------------------------------------------------------------------

         In the fourth quarter of fiscal 2000 the Company decided to dispose of SP Systems, its only wind energy and marine related business unit. Accordingly, the Company reported the results of the operations of SP Systems as discontinued operations.

         The Company originally acquired SP Systems on November 19, 1999 for $30,000,000 cash and 2.5 million shares of the Company's common stock valued at a price of $11.00 per share or $27,500,000 for a total purchase price of approximately $57,500,000. Fees and costs totaling $418,000 were associated with the transaction. The acquisition resulted in the recognition of $49,337,000 of goodwill. In connection with the acquisition, the Company borrowed $30,000,000 to finance the purchase. Interest of $2,392,000 on these borrowings was allocated to SP Systems during 2000.

         Under the provisions of Statement of Financial Accounting Standards No. 121, which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets, the Company determined in the fourth quarter of fiscal 2000 that an adjustment to the carrying value of goodwill related to SP Systems was required. As a result, an impairment charge of $2,700,000 was recorded in the fourth quarter of 2000 as a reduction in the carrying value of goodwill.

------------------------------------------------------------------------------

         Certain information with respect to the discontinued operations of SP Systems for the year ended September 30, 2000 is summarized as follows (amounts in thousands):

                                                               Amount
                                                             ----------

         Sales............................................   $   53,862
         Cost of sales....................................       37,948
                                                             ----------
         Gross profit.....................................       15,914
         Selling, general and administrative expenses.....       11,672
         Goodwill amortization............................        2,728
         Loss on impairment of goodwill...................        2,700
                                                             ----------
         Operating loss...................................       (1,186)
         Interest expense.................................       (2,966)
                                                             ----------
         Loss from operations before taxes................       (4,152)
         Income tax expense...............................         (542)
                                                             ----------
             Net loss.....................................   $   (4,694)
                                                             ==========

         Certain information with respect to the assets and liabilities of SP Systems at September 30, 2000 is summarized as follows (amounts in thousands):

                                                               Amount
                                                             ----------

         Cash and cash equivalents.......................    $      537
         Accounts receivable, net.........................       10,936
         Other receivables................................        1,289
         Inventories......................................        7,871
         Property and equipment, net......................       10,519
         Goodwill, net....................................       39,847
         Accounts payable.................................       (8,260)
         Accrued expenses and other liabilities...........       (2,037)
         Income taxes payable.............................       (1,540)
         Long-term debt...................................       (1,367)
         Deferred income taxes payable....................         (435)
                                                             ----------
         Net assets of discontinued operations held
             for sale                                        $   57,360
                                                             ==========

       On November 6, 2000, the Company sold SP Systems to a group consisting of the original shareholders and a merchant banking firm. In connection with the sale, the Company received $30,000,000 in cash, an interest-bearing note receivable of $5,000,000, the return of 2.5 million shares of the Company's common stock valued at $7.625 per share (or $19,063,000 aggregate value) and was repaid $7,924,000 consisting of intercompany loans, accrued interest and closing expenses. Cash proceeds from the sale and repayment of the intercompany balances were used to retire $35,375,000 of bank debt and interest of $795,000. The Company also entered into a 10-year carbon fibers supply agreement and certain technology license agreements.

-----------------------------------------------------------------------------

         Certain information with respect to accounting for discontinued operations at the date of sale is summarized as follows (amounts in thousands):

                                                               Amount
                                                             ----------

         Original investment..............................       57,918
         Loss on operations and impairment of goodwill           (4,694)
                                                             ----------
             Investment in SP Systems                        $   53,224
                                                             ==========

         Net proceeds from sale of SP Systems:

         Cash.............................................   $   30,000
         Stock (2.5 million shares x $7.625)..............       19,063
         Notes receivable.................................        5,000
                                                             ----------
          Total proceeds..................................       54,063
         Less: closing costs and other expenses, net......         (839)
                                                             ----------
             Net proceeds from sale                          $   53,224
                                                             ==========


3.       INVENTORIES
-----------------------------------------------------------------------------

Inventories consist of the following (amounts in thousands):

                                                                                          September 30,
                                                                                    2000                 1999
                                                                                -------------       --------------
         Raw materials.....................................................     $       7,930       $        6,173
         Work-in-process...................................................             1,516                  935
         Finished goods....................................................            20,893               21,059
         Supplies, spares and other........................................             1,537                  323
                                                                                -------------       --------------
                                                                                $      31,876       $       28,490
                                                                                =============       ==============


4.       PROPERTY AND EQUIPMENT
-----------------------------------------------------------------------------

Property and equipment consists of the following (amounts in thousands):

                                                                                          September 30,
                                                                                    2000                 1999
                                                                                -------------       --------------
Land.......................................................................     $       1,515       $        1,151
Buildings and improvements.................................................            23,102               21,837
Machinery and equipment....................................................            46,108               41,451
Furniture and fixtures.....................................................             4,291                3,652
Construction in progress...................................................            28,748               26,191
                                                                                -------------       --------------
                                                                                      103,764               94,282
Less: accumulated depreciation.............................................           (21,842)             (16,860)
                                                                                -------------       --------------
                                                                                $      81,922       $       77,422
                                                                                =============       ==============

                                   34

5.       INCOME TAXES
-----------------------------------------------------------------------------

The components of the provision (benefit) for income taxes for the years ended September 30, are as follows (amounts in thousands):


                                                              2000                  1999                  1998
                                                          -------------         -------------       ---------------
From continuing operations:
     Current:
         Federal.....................................     $      (1,497)        $      (1,792)      $         1,855
         State.......................................               (59)                  (93)                  117
         Non-U.S. local..............................               448                   635                   627
                                                          -------------         -------------       ---------------
                                                                 (1,108)               (1,250)                2,599
     Deferred:
         Federal.....................................            (1,401)                1,222                   714
         State.......................................               170                    93                     -
         Non-U.S.....................................                42                  (247)                  625
                                                                                -------------       ---------------
                                                                 (1,189)                1,068                 1,339
                                                          -------------         -------------       ---------------
              Total continuing operations............     $      (2,297)        $        (182)      $         3,938
                                                          =============         =============       ===============

From discontinued operations:
     Current:
         Non-U.S.....................................             1,292                     -                     -
     Deferred:
         Federal.....................................              (749)                    -                     -
                                                          -------------         -------------       ---------------
              Total discontinued operations..........               543                     -                     -
                                                          -------------         -------------       ---------------
     Total...........................................     $      (1,754)        $        (182)      $         3,938
                                                          =============         =============       ===============

         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax liabilities at September 30 are as follows (amounts in thousands):

                                                                                     2000               1999
                                                                                -------------       -------------
         Tax effect of regular net operating losses........................     $      (2,720)      $           -
         Depreciation......................................................             3,706               3,048
         Employee related costs............................................              (155)               (195)
         Inventory reserve.................................................               (10)                (12)
         Bad debt accrual..................................................               (33)                (42)
         Deferred state income taxes.......................................               174                 136
         Other.............................................................               (16)                 25
         Non-U.S. operations deferred tax, net.............................               483                 407
                                                                                -------------       -------------
              Total net deferred tax liabilities...........................     $       1,429       $       3,367
                                                                                =============       =============

         At September 30, 1997, the Company had deferred tax assets and a related valuation allowance of $559,000 related to net operating loss carryforwards and tax positions subject to examination by Hungarian tax authorities. During 1998, the Company recorded a reduction in the valuation allowance of $559,000, related to utilization of net operating loss carryforwards in 1998.

-----------------------------------------------------------------------------

         The provision (benefit) for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):


                                                                          2000            1999             1998
                                                                      ------------    ------------     ------------
At statutory rate:
         Income taxes on income (loss) from continuing
         operations...............................................    $     (3,538)   $       (960)    $      4,601
Increases (decreases):
         Lower effective tax rate on non-U.S. operations..........            (361)            254             (988)
         Goodwill amortization and impairment.....................           1,846               -                -
         Valuation allowance change...............................               -               -             (334)
         Local taxes, non-U.S.....................................             360             569              627
         State taxes, net of federal benefit......................             (38)            (32)             (35)
         Other....................................................             (23)            (13)              67
                                                                      ------------    ------------     ------------
                                                                      $     (1,754)   $       (182)    $      3,938
                                                                      ============    ============     ============

         For the years ended September 30, 2000, 1999 and 1998, the consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources was ($9,943,000) and $1,442,000, ($1,810,000)
and ($1,014,000), and $7,358,000 and $6,175,000, respectively. Undistributed earnings of Zoltek Rt. ($10,463,000 and $9,021,000 at September 30, 2000 and 1999, respectively) are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.

6. FINANCING
-----------------------------------------------------------------------------

SHORT-TERM DEBT AND CREDIT AGREEMENTS

         In November 1999, the Company entered into a six-year multi-purpose credit facility with Firstar Bank Missouri National Association ("Firstar
Bank) in the original aggregate amount of $71.0 million. The credit facility, originally structured as a $35.0 million acquisition term loan, a $26.0 million revolving credit facility, and a $10.0 million future acquisition term loan, was secured by 65% of the outstanding stock of the Company's international subsidiaries (SP Systems and Zoltek Rt.) in addition to substantially all the assets of the Company's U.S. operations. Borrowings under the revolving credit facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and certain subsidiaries. Interest rates are tied to either prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The facility contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the revolving credit facility, however the Company is required to pay a fee of 0.50% per annum on the unused portion of the total facility plus certain administrative costs. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility.

         The Company amended and restated the credit agreement from Firstar Bank on May 31, 2000. The amended and restated credit agreement, structured as a $34.1 million, five and one half year acquisition term loan, and a $20.0 million, five and one-half year revolving credit facility is secured by a pledge of 65% of the outstanding stock of the Company's international subsidiaries (SP Systems and Zoltek Rt.) in addition to substantially all the assets of the Company's U.S. operations. Borrowings under the revolving credit facility are based on a formula of eligible accounts receivable and eligible

-----------------------------------------------------------------------------

inventory of the Company and certain subsidiaries. Interest rates are tied to either prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial benchmarks. The facility contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. In addition, the credit facility restricts fixed asset purchases and requires lender consent for the payment of cash dividends. There is no requirement to maintain compensating balances under the revolving credit facility, however the Company is required to pay a fee of 0.50% per annum on the unused portion of the total facility plus certain administrative costs.

         At September 30, 2000, the Company did not meet the covenants of the credit facility with Firstar Bank. A waiver of non-compliance was received on November 29, 2000. The Company expects to receive a waiver of any covenant non-compliance at December 31, 2000 as future financing is being renegotiated. The Company is currently negotiating with Firstar Bank and other financial institutions to modify its credit facilities. The Company expects to enter into a revised long-term credit facility by February 28, 2001. At September 30, 2000, all debt to Firstar Bank is classified as a current liability.

         The Company repaid the Firstar Bank term loan of $32.4 million and $3.0 million of the revolving credit loan on November 6, 2000 from the proceeds of the sale of SP Systems.

         The Company entered into a one year, $1.0 million note to Master Builders, LLC in connection with the purchase of Hardcore Composites in April 2000. This note is non-interest bearing and is due on or before April 28, 2001.

         In April 2000, the Company obtained secured financing in the amount of $1,720,000 with Southwest Bank for the real estate and manufacturing facility in Salt Lake City, Utah, The note bears interest at 9.0% and matures in June 2003.

         In 1998, the City of Abilene, Texas provided secured long-term financing as an incentive to locate facilities in Abilene. The original financing of $3,099,287 is non-interest bearing and will be repaid from real estate and personal property tax abatements.

         The Company also has various accounts receivable factoring contracts with Hungarian banks totaling $3,029,000 at September 30, 2000. In addition, Zoltek Rt. had bank guarantees and letters of credit outstanding with various Hungarian banks that totaled $2,228,000 at September 30, 2000. The term of these agreements expire in 2003.

         During 1999, the Company had a revolving credit agreement with Southwest Bank, St. Louis, Missouri, which bore interest at prime (prime rate at September 30, 1999 was 8.25%) with a maximum available of $5,000,000. This revolving credit agreement was terminated on November 19, 1999. There were no borrowings under the revolving credit agreement at September 30, 1999.

-----------------------------------------------------------------------------

LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                                  September 30,
                                                                                             ----------------------
                                                                                               2000          1999
                                                                                             --------      --------
Note payable with interest at 9%, payable in monthly installments of
     principal and interest of $17,579 to maturity in June 2003.........................     $  1,700      $      -

Note payable with interest at 9.95%, payable in monthly installments of
     principal and interest of $19,288 to maturity in September 2009....................        1,373         1,462

Note payable with interest at 9.5%, payable in monthly installments of
     principal and interest of $27,672 to maturity in December 2009 ....................        2,030         2,158

Non-interest bearing note payable (discounted at 8%) to the City of Abilene,
     Texas to be repaid from real estate and personal property tax abatements ..........        2,315         2,433

Non-interest bearing note payable to Master Builders LLC to be repaid
     in full on or before April 28, 2001................................................        1,000             -

Revolving credit agreement, maturing in 2005 (average interest rate of 9.31%)...........       12,000             -

Term Loan, payable quarterly in amounts from $0.875 million to
     $1.75 million (average interest rate of 9.20%).....................................       32,375             -
                                                                                             --------      --------
                                                                                               52,793         6,053

Less:  amounts payable within one year..................................................      (46,126)         (630)
                                                                                             --------      --------
                                                                                             $  6,667      $  5,423
                                                                                             ========      ========


         Following is a schedule of required principal payments of long-term debt (amounts in thousands):

             Year ending
            September 30,                                       Total
            -------------                                       -----

                2001......................................     $46,126
                2002......................................         791
                2003......................................       2,473
                2004......................................       1,138
                2005......................................         358
                Thereafter................................       1,907
                                                               -------
                                                               $52,793
                                                               =======

7.       COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------

LEASES

         Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease that expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease

-----------------------------------------------------------------------------

required a prepayment of $50,000 for rental through October 1993 and requires annual rental payments of $57,991 through October 2010. Rental expense related to this lease was $57,991 for the years ended September 30, 2000, 1999 and 1998.

         The Company entered into a sale/leaseback arrangement with Southwest Bank for the newly constructed nitrogen plant in Abilene in January 1999. The Company received $5,000,000 in cash for the nitrogen plant and did not recognize a gain or loss. The term of the lease is seven years and may be extended on a month-to-month basis thereafter. At expiration of the lease the Company may repurchase the plant for market value. The lease is accounted for as an operating lease and requires minimum annual rental payments of $962,000 per year. Rental expense related to this lease was $784,000 and $187,000 for the years ended September 30, 2000 and 1999, respectively.

BUILDING PURCHASE

         The Company entered into an assignment and assumption agreement at the time of the purchase of Hardcore Composite Operations, LLC that requires the purchase of land and buildings that are currently occupied by it in New Castle, Delaware. The Company has guaranteed Hardcore's obligation to purchase the facilities on or before April 28, 2001 for $3,700,000 which approximates their market value.

LEGAL

         The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

SOURCES OF SUPPLY

         The Company currently obtains substantially all of its textile-type acrylic fibers to supply its carbon fiber operations from a single supplier, which is currently the sole merchant supplier or such raw materials in the world. This supplier is also the only supplier that currently produces precursor approved for use in aircraft brake applications.

         The Company believes this supplier is a reliable source of supply at the Company's current operating levels. In the near term, although not expected, any interruption of precursor supply from this supplier would have a material adverse effect on the Company's carbon fiber business.

8.       PROFIT SHARING PLAN
-----------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. Contributions of $260,000, $220,000, and $220,000 were made for the years ended September 30, 2000, 1999 and 1998, respectively.

9.       STOCK OPTIONS
-----------------------------------------------------------------------------

         In July 1992, the Company adopted a Long-term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the

-----------------------------------------------------------------------------

Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 2,500,000 shares of common stock may be issued pursuant to awards under the plan. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1995, 1996, 1997 and 1998 vest 100% five years from date of grant. Options granted in 1999 and 2000 vest 100% three years from date of grant. The options were issued at an option price equal to the market price on the date of grant.

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

         The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented below as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

         Assumptions                                                        2000            1999
         -----------                                                      -------         -------
         Expected life of options.................................        6 years         6 years
         Risk free interest rate..................................          7.50%           6.25%
         Volatility of stock......................................           114%             72%
         Expected dividend yield..................................             --              --

         The weighted average fair value of the options granted during 1999 and 1998 was $678,000 and $1,809,000, respectively. Had the fair value of the options been amortized to expense over the options' vesting period, the pro forma impact on earnings of the stock-based compensation for the options under the provision would have been as follows (amounts in thousands, except for earnings per share information):

                                                                          2000           1999
                                                                       ---------      ----------
             Net income (loss):
             As reported..........................................     $  (8,685)     $   (2,642)
             Pro forma............................................        (9,190)         (3,152)

             Diluted income (loss) per share:
             As reported..........................................     $   (0.47)     $    (0.16)
             Pro forma............................................     $   (0.50)     $    (0.19)

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

-----------------------------------------------------------------------------

         Presented below is a summary of stock option plans activity for the years shown:

                                                    Wtd. Avg.       Options          Wtd. Avg.
                                                     Options     Exercise Price     Exercisable    Exercise Price
                                                    ---------    --------------     -----------    ---------------

         Balance, September 30, 1997                 630,000       $    10.35         117,000        $    15.64
             Granted                                  97,500            38.27
             Exercised                                     -                -
             Cancelled                                (5,000)            8.38
                                                    --------
         Balance, September 30, 1998                 722,500       $    14.13         154,500        $    21.31
             Granted                                 203,000             8.93
             Exercised                                    --               --
             Cancelled                              (145,000)           10.78
                                                    --------

         Balance, September 30, 1999                 780,500       $    13.40         199,500        $    18.41
             Granted                                 157,500             8.38
             Exercised                                    --               --
             Cancelled                               (57,000)            7.74
                                                    --------

         Balance, September 30, 2000                 880,000       $    12.88         673,500        $    13.71
                                                    ========

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2000:

                                                  Options Outstanding                  Options Exercisable
                                            --------------------------------       ---------------------------
           Range of                            Wtd. Avg.         Wtd. Avg.                         Wtd. Avg.
             Prices            Number       Remaining Life    Exercise Price       Number       Exercise Price
      ------------------       ------       --------------    --------------       ------       --------------
        $    1.33-2.33          12,000          3 years         $    1.83           12,000         $   1.83
             3.42-6.25         315,000          4 years              4.85          315,000             4.85
            7.00-13.50         355,500          8 years              8.95          166,500             9.92
           24.50-31.25         100,000          6 years             28.68           97,500            28.79
           34.25-39.00          97,500          7 years             38.27           82,500            39.00
                               -------                                             -------
        $   1.33-39.00         880,000          6 years         $   12.88          673,500         $  13.71
                               =======                                             =======

10.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
-----------------------------------------------------------------------------

         The Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires disclosure of segment information on a basis consistent with the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's strategic business units are based on product lines and have been grouped into three reportable segments, Carbon Fibers, Composite Intermediates and Specialty Products. The Carbon Fibers segment is the primary strategic segment and is focused on the manufacturing of low-cost carbon fibers, facilitating development of product and process applications to increase the demand for carbon fibers and aggressively market carbon fibers. The Carbon Fibers segment is located geographically in the United States and Hungary. The Composite Intermediates segment manufactures and markets glass and carbon fiber composite products and filament winding equipment used in the composites industry and is located in the United States. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. The Company markets all of its products globally. None of the segment's sales is substantially dependent on one customer nor a small group of customers, but Carbon Fibers does

-----------------------------------------------------------------------------

have one customer which represented 12% of the total sales of the Company in fiscal 2000. The Corporate and unallocated assets incur no cost of sales expenses so it has no gross profit or loss to report.

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The Company evaluates the individual segments performance based on the operating income (loss) contribution to the Company. The following table presents financial information on the Company's continuing operating segments as of and for the fiscal years ended September 30, 2000, 1999 and 1998 (amounts in thousands):

                                                                  Fiscal Year Ended September 30, 2000
                                                                  ------------------------------------
                                                                                               Corporate
                                                                   Composite    Specialty   Headquarters and
                                                  Carbon Fibers  Intermediates  Products      Eliminations      Total
                                                  -------------  -------------  ---------   ----------------    -----

Net sales - external                                 $27,523        14,074       39,784                 -       81,381
Net sales - intersegment                                 288             -            -              (288)           -
                                                     -------        ------       ------            ------     --------
   Total net sales                                    27,811        14,074       39,784              (288)      81,381
Gross profit                                           6,728         2,193        6,784                (2)      15,703
Operating income (loss)                               (1,928)       (1,577)         987            (2,783)      (5,301)
Available unused capacity expenses                     4,658             -            -                 -        4,658
Depreciation and amortization expense                  4,259           848        1,072                96        6,275
Capital expenditures                                   2,840           583        2,748                 -        6,171
Total assets, net of discontinued operations          89,615        17,513       23,873             3,500      134,501

                                                                  Fiscal Year Ended September 30, 1999
                                                                  ------------------------------------
                                                                                               Corporate
                                                                   Composite    Specialty   Headquarters and
                                                  Carbon Fibers  Intermediates  Products      Eliminations      Total
                                                  -------------  -------------  ---------   ----------------    -----

Net sales                                            $25,404             -       43,121                 -       68,525
Gross profit                                           8,023             -        7,127                 -       15,150
Operating income (loss)                                1,093             -       (1,564)           (2,857)      (3,328)
Available unused capacity expenses                     3,953             -            -                 -        3,953
Depreciation and amortization expense                  4,240             -        1,066               116        5,422
Capital expenditures                                  13,330             -        2,414                 -       15,744
Total assets, net of discontinued operations          85,796             -       35,935            15,025      136,756

                                                                  Fiscal Year Ended September 30, 1998
                                                                  ------------------------------------
                                                                                               Corporate
                                                                   Composite    Specialty   Headquarters and
                                                  Carbon Fibers  Intermediates  Products      Eliminations      Total
                                                  -------------  -------------  ---------   ----------------    -----

Net sales                                            $22,722             -       60,668                 -       83,390
Gross profit                                           8,695             -       15,890                 -       24,585
Operating income (loss)                                7,192             -        7,170            (2,735)      11,627
Available unused capacity expenses                         -             -            -                 -            -
Depreciation and amortization expense                  2,193             -        1,210               116        3,519
Capital expenditures                                  28,544             -        2,644                 -       31,188
Total assets, net of discontinued operations          79,710             -       39,651            27,848      147,209

-----------------------------------------------------------------------------

Sales and long-lived assets, by geographic area, consist of the following as of and for the three years ended September 30, 2000, 1999 and 1998 (amounts in thousands):

                                    2000                          1999                           1998
                       ---------------------------    ---------------------------  -----------------------------
                                            Net                            Net                            Net
                                        Long Lived                     Long Lived                     Long Lived
                       Net Sales (a)    Assets (b)    Net Sales (a)    Assets (b)   Net Sales (a)     Assets (b)
                       -------------    ----------    -------------    ----------   -------------     ----------
United States             $34,112        $64,767         $21,347        $55,400        $20,925         $54,020
Western Europe
     Italy                  7,544              -           5,804              -          7,366               -
     France                 4,163              -           3,856                         1,949
     Other                  4,063              -           6,633              -          8,759               -
Eastern Europe
     Hungary               15,818         19,351          16,508         22,022         22,852          22,841
     Poland                 4,464              -           4,186              -          7,883               -
     Other                  7,300              -           4,730              -          8,342               -
Other Areas                 3,917              -           5,461              -          5,314               -
                          -------        -------         -------        -------        -------         -------
     Total                $81,381        $84,118         $68,525        $77,422        $83,390         $76,861
                          =======        =======         =======        =======        =======         =======

(a)  Revenues are attributed to countries based on the location of the customer
(b) Property, plant and equipment net of accumulated depreciation and goodwill and intangibles based on country location of assets

11.      STOCK ISSUANCE
-----------------------------------------------------------------------------

         On November 19, 1999, the Company issued 2,499,993 shares of common stock as partial consideration for the purchase of SP Systems. These shares were valued at $11.00 per share for a total of $27,500,000.

12.      ACQUISITIONS
-----------------------------------------------------------------------------

         On October 1, 1999, the Company acquired all of the outstanding shares of Cape Composites Inc., a California corporation ("Cape Composites") for $312,500 in cash. Cape Composites manufactures "carbon fiber prepreg" (carbon fiber impregnated with resin) composite materials used in the production of composite products requiring unidirectional strength and stiffness, such as golf club shafts and other sporting goods.

         On November 9, 1999, Engineering Technology Corporation ("EnTec"), a Missouri corporation which is a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Engineering Technology, Inc., a Utah corporation for $2,700,000 in cash. Engineering Technology, Inc. designs, manufactures and sells filament winding equipment.

         On November 15, 1999, EnTec acquired all of the outstanding shares of Composite Machines Company, Inc., a Utah corporation ("CMC"), and Ramal International, Inc., a Nevada corporation ("Ramal") for $350,000 in cash.
CMC and Ramal design and manufacture filament winding and

-----------------------------------------------------------------------------

pultrusion equipment used in the production of large volume composite parts. CMC and Ramal have been integrated into the operations of EnTec.

         On November 19, 1999, the Company completed the acquisition of all of the issued and outstanding share capital of SP Systems, a corporation organized under the laws of England and Wales ("SP Systems"), pursuant to the terms and conditions of that certain Stock Purchase Agreement, dated November 19, 1999, by and among the Company and each of the holders of the outstanding share capital of SP Systems. The aggregate purchase price paid by the Company in connection with the acquisition was approximately $30.0 million in cash and aggregate of 2.5 million shares of the common stock of the Company having a market value of $27.5 million on the date of acquisition. SP Systems develops, markets and manufactures prepreg (glass and carbon fiber pre-impregnated with resin) materials, special bonding and laminating resins, reinforcement fabrics and consumable materials for composite manufacturing and engineering of composite structures. During the fourth quarter of 2000 the Company decided to sell SP Systems (See Note 2) which was completed in November 2000.

         On April 28, 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations, LLC for $1.4 million in cash and guaranteed a note payable of $1.0 million. The Company provided additional funding for working capital. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. Hardcore Composites designs and manufactures composite structures for the civil infrastructure market. Products manufactured include bridges, bridge decks, marine pilings, fender panels, piers, and stay-in-place form work. The financial statements of Hardcore are consolidated with the Company due to the ability to directly control the operations.

         These acquisitions were accounted under the purchase method of accounting and are included in the Company's consolidated financial statements from the date of acquisition. The purchase prices were allocated to the fair value of the assets acquired. The excess of the amount paid for the companies over the fair value of the assets acquired was recognized as goodwill and is to be amortized over 15 years.

         Set forth below is aggregate selected purchase price data of the acquired companies at the dates of acquisition (amounts in thousands).


                                                                      SP Systems         Other             Total
                                                                      ----------         -----             -----
         Fair value of assets and liabilities acquired:
                  Current assets................................      $   18,342       $    2,631        $   20,973
                  Long-term assets..............................           9,093            9,034            18,127
                  Goodwill and intangibles......................          49,337            1,898            51,235
                  Liabilities ..................................         (18,854)          (8,704)          (27,558)
                                                                      ----------       ----------        ----------
                      Net purchase price........................      $   57,918       $    4,859        $   62,777
                                                                      ==========       ==========        ==========

-----------------------------------------------------------------------------

Set forth below is selected unaudited pro forma combined results of operations data of the Company for the year ended September 30, 2000 and 1999 as if the acquisitions had been completed as of October 1, 1999 and 1998, respectively. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated (amounts in thousands, except per share data).

                                                                                       (Unaudited)
                                                                                       September 30
                                                                                  2000              1999
                                                                              ------------      ------------
         Net sales.........................................................   $    142,257      $    135,402
         Net loss..........................................................   $     (9,411)     $     (1,498)
         Net loss per share - basic and diluted............................   $      (0.50)     $      (0.08)

13.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
-----------------------------------------------------------------------------

(Amounts in thousands, except per share data)

FISCAL YEAR 2000                                      1ST QUARTER      2ND QUARTER    3RD QUARTER       4TH QUARTER
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $    17,465      $    19,738    $    20,415       $    23,763
Gross profit.......................................         3,724            4,381          4,029             3,569
Loss from continuing operations....................          (744)            (672)          (965)           (1,610)
Loss from discontinued operations..................          (454)            (437)          (404)           (3,399)
Net loss applicable to common stock................   $    (1,198)     $    (1,109)   $    (1,369)      $    (5,009)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $     (0.04)     $     (0.03)   $     (0.05)      $     (0.10)
  Discontinued operations..........................   $     (0.03)     $     (0.03)   $     (0.02)      $     (0.17)
                                                      -----------      -----------    -----------       -----------
         Total.....................................   $     (0.07)     $     (0.06)   $     (0.07)      $     (0.27)
                                                      ===========      ===========    ===========       ===========

FISCAL YEAR 1999                                      1ST QUARTER      2ND QUARTER    3RD QUARTER       4TH QUARTER
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $    18,724      $    16,149    $    15,607       $    18,045
Gross profit.......................................         4,641            3,273          3,264             3,972
Net income (loss)..................................   $        10      $      (991)   $      (946)      $      (715)

Net income (loss) per share:
         Basic.....................................   $      0.00      $     (0.06)   $     (0.06)      $     (0.04)
         Diluted...................................   $      0.00      $     (0.06)   $     (0.06)      $     (0.04)

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

         The information set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of
Part I of this report.

Item 11. Executive Compensation
-------  ----------------------

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by this reference.


                                   PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
-------  --------------------------------------------------------------

         (a)     (1)      Financial statements:  The following financial
statements are included in Item 8 of this report:

                 Report of Independent Accountants

                 Consolidated Balance Sheet as of September 30, 2000
                 and 1999

                 Consolidated Statement of Operations for the years ended September 30, 2000, 1999 and 1998

                 Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998

                 Consolidated Statement of Cash Flows for the years ended September 30, 2000, 1999 and 1998

                 Notes to Consolidated Financial Statements

                 (2) The following financial statement schedule and independent accountant's report thereon are included in Part IV of this report:
                                                                       Page
                                                                       ----

         Report of Independent Public Accountants on
         Financial Statement Schedule                                   51

         12-09 Valuation and Qualifying Accounts and Reserves           52


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

         10.2 Zoltek Companies, Inc. Long Term Incentive Plan filed as Appendix B to Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference

         10.3 Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999, is incorporated herein by this reference

         10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation, filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference

         10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as
                  Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference. (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

         10.6 Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference. (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

         10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company, filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.8 Promissory Note, dated November 14, 1994, by an between Zoltek Corporation and Southwest Bank of St. Louis, filed as
                  Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.9 Letter, dated March 6, 1995, from Southwest Bank of St. Louis to the Registrant regarding amendment of certain loan covenants, filed as Exhibit 10.13 to the Registrant's Quarterly Report of Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.10 Stock Purchase Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited, filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

         10.11 Credit Agreement, dated as of November 19, 1999 by and among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc.,
                  Cape Composites Incorporated, Engineering Technology Corporation and Mercantile Bank National Association, filed as Exhibit 2.3 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

         10.12 Amended and Restated Credit Agreement dated as of November 19, 1999 and amended and restated as of May 31, 2000, among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites, Inc., Engineering Technology Corporation and Firstar Bank Missouri, N.A., filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q dated for the quarter ended June 30, 2000 is incorporated herein by this reference

         10.13 Stock Purchase Agreement, dated as of November 6, 2000, by and among Structural Polymer Group Limited, Zoltek Companies, Inc. and certain Shareholders of Zoltek Companies, Inc., filed as Exhibit 2.1 to Registrant's Current Report on
                  Form 8-K dated November 6, 2000 is incorporated herein by this reference

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


                                     ZOLTEK COMPANIES, INC.
                                         (Registrant)


                                     By           /s/ Zsolt Rumy
                                       -----------------------------------------
                                       Zsolt Rumy, Chairman of the Board,
                                       President and Chief Executive Officer
Date: December 29, 2000


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

Signature                                 Title                                         Date
---------                                 -----                                         ----

/s/ Zsolt Rumy                            Chairman, Chief Executive Officer             December 29, 2000
--------------------------------          and Director
Zsolt Rumy


/s/ Daniel D. Greenwell                   Chief Financial Officer                       December 29, 2000
--------------------------------          and Corporate Secretary
Daniel D. Greenwell


/s/ Linn Bealke                           Director                                      December 29, 2000
--------------------------------
Linn Bealke


/s/ James W. Betts                        Director                                      December 29, 2000
--------------------------------
James W. Betts


/s/ Charles A. Dill                       Director                                      December 29, 2000
--------------------------------
Charles A. Dill


/s/ John L. Kardos                        Director                                      December 29, 2000
--------------------------------
John L. Kardos


/s/ John F. McDonnell                     Director                                      December 29, 2000
--------------------------------
John F. McDonnell

                                 50

[Letterhead of PricewaterhouseCoopers]


                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
of Zoltek Companies, Inc.:


Our audits of the consolidated financial statements referred to in our report dated November 22, 2000 appearing in the 2000 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
November 22, 2000

                                               FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                     Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                      (Amounts in thousands)

          Column A                  Column B                       Column C                          Column D          Column E
          --------                  --------         -------------------------------------           --------          --------
                                                                  Additions
                                                      ------------------------------------
                                   Balance at         Charged to              Charged to                              Balance at
                                    beginning          costs and            other accounts          Deductions            end
                                    of period          expenses                describe              describe          of period
                                    ---------          --------                --------              --------          ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $     774          $      81              $      190(2)          $     146(1)      $     899
                                    =========          =========              ==========             =========         =========


                                                 ---------------------------------


                                               FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                     Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                      (Amounts in thousands)

          Column A                  Column B                       Column C                          Column D          Column E
          --------                  --------         -------------------------------------           --------          --------
                                                                  Additions
                                                      ------------------------------------
                                   Balance at         Charged to              Charged to                              Balance at
                                    beginning          costs and            other accounts          Deductions            end
                                    of period          expenses                describe              describe          of period
                                    ---------          --------                --------              --------          ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $   314            $     577              $       --             $    117(1)       $     774
                                    =======            =========              ==========             ========          =========

                                                 ---------------------------------


                                               FOR THE YEAR ENDED SEPTEMBER 30, 1998

                                     Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                      (Amounts in thousands)

          Column A                  Column B                       Column C                          Column D          Column E
          --------                  --------         -------------------------------------           --------          --------
                                                                  Additions
                                                      ------------------------------------
                                   Balance at         Charged to              Charged to                              Balance at
                                    beginning          costs and            other accounts          Deductions            end
                                    of period          expenses                describe              describe          of period
                                    ---------          --------                --------              --------          ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $   331            $      57              $       --             $    74(1)        $     314
                                    =======            =========              ==========             =======           =========

-------------
(1) Write-off of uncollectible receivable, net of recovery.
(2) Acquisition of Subsidiaries.

                               EXHIBIT INDEX
                               -------------

Exhibit No.       Description
----------        -----------

       3.1        Restated Articles of Incorporation of the Registrant*

       3.2 Restated By-Laws of the Registrant, as currently in effect*

       4.1        Form of certificate for Common Stock*

       10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of
                  St. Louis, as amended by letter, dated August 13, 1992*

       10.2       Zoltek Companies, Inc. Long Term Incentive Plan

       10.3       Zoltek Companies, Inc. Amended and Restated
                  Directors Stock Option Plan filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999.*

       10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation*

       10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited.* (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

       10.6       Materials Supply Agreement, dated as of June 15
                  1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company.* (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

       10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company*

       10.8 Promissory Note, dated November 14, 1994, by an between Zoltek Corporation and Southwest Bank of St. Louis*

       10.9 Letter, dated March 6, 1995, from Southwest Bank of St. Louis to the Registrant regarding amendment of certain loan covenants*

       10.10 Stock Purchase Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited *

[FN]
--------------
* Incorporated herein by reference

                                EXHIBIT INDEX
                                -------------

Exhibit No.       Description
----------        -----------

       10.11 Credit Agreement, dated as of November 19, 1999, by and among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites Incorporated, Engineering Technology Corporation and Mercantile Bank National Association*

       10.12      Amended and Restated Credit Agreement dated as of
                  November 19, 1999 and amended and restated as of May 31, 2000, among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites, Inc., Engineering Technology Corporation and Firstar Bank Missouri, N.A.*

       10.13 Stock Purchase Agreement, dated as of November 6, 2000, by and among Structural Polymer Group Limited, Zoltek Companies, Inc. and certain Shareholders of Zoltek Companies, Inc.*

       21         Subsidiaries of the Registrant

       23         Consent of PricewaterhouseCoopers LLP

       27         Financial Data Schedule

[FN]
------------------
* Incorporated herein by reference