Form 10-Q
period 2000-12-31
ZOLTEK COMPANIES INC
filed 2001-02-14
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549


                              -----------------

                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                              -----------------


For the quarter ended December 31, 2000            Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 14, 2001, 16,252,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                                   ZOLTEK COMPANIES, INC.
                                                 CONSOLIDATED BALANCE SHEET
                                                 --------------------------
                                 (Amounts in thousands, except share and per share amounts)
                                                                                              DECEMBER 31,    SEPTEMBER 30,
ASSETS                                                                                            2000            2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents.................................................................$   2,033        $   2,222
     Marketable securities.....................................................................    1,305            1,327
     Accounts receivable, less allowance for doubtful accounts of $1,009 and
       $899, respectively......................................................................   10,326           11,033
     Inventories...............................................................................   34,447           31,876
     Prepaid expenses..........................................................................      675              500
     Other receivables.........................................................................      743              321
     Refundable income taxes...................................................................    1,556            1,556
     Net assets of discontinued operations held for sale.......................................        -           57,360
                                                                                               ---------        ---------
          Total current assets.................................................................   51,085          106,195
Property and equipment, net....................................................................   83,341           81,922
Intangible assets, net (including goodwill)....................................................    2,285            2,196
Other assets...................................................................................    5,638            1,548
Deferred income taxes..........................................................................      302                -
                                                                                               ---------        ---------
          Total assets.........................................................................$ 142,651        $ 191,861
                                                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................$  10,809        $  10,751
     Trade accounts payable....................................................................   13,009            9,169
     Accrued expenses and other liabilities....................................................    4,854            4,451
     Long-term debt extinguished with discontinued operations..................................        -           35,375
                                                                                               ---------        ---------
          Total current liabilities............................................................   28,672           59,746
Other long-term liabilities....................................................................      370              379
Long-term debt, less current maturities........................................................    6,718            6,667
Deferred income taxes..........................................................................        -            1,429
                                                                                               ---------        ---------
          Total liabilities....................................................................   35,760           68,221
                                                                                               ---------        ---------

Majority interest in consolidated partnership..................................................      405              829
Commitment and contingencies (notes 10 and 11)
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................        -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,222,338 and 16,041,338 shares issued and outstanding, respectively...................      187              187
     Additional paid-in capital................................................................  127,761          127,690
     Retained earnings.........................................................................   18,203           22,500
     Treasury common stock at cost, 2,514,993 and 15,000 shares, respectively..................  (19,180)            (118)
     Accumulated other comprehensive loss......................................................  (20,485)         (27,448)
                                                                                               ---------        ---------
          Total shareholders' equity...........................................................  106,486          122,811
                                                                                               ---------        ---------
          Total liabilities and shareholders' equity...........................................$ 142,651        $ 191,861
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

                                                    ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                             ------------------------------------
                                        (Amounts in thousands, except per share data)
                                                         (Unaudited)

                                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                    2000           1999
-----------------------------------------------------------------------------------------------------------------------------

Net sales........................................................................................$  22,532      $  17,465
Cost of sales....................................................................................   20,076         13,741
                                                                                                 ---------      ---------
         Gross profit............................................................................    2,456          3,724
Available unused capacity costs..................................................................    1,418            989
Goodwill amortization............................................................................       27              -
Selling, general and administrative expenses.....................................................    4,672          3,810
                                                                                                 ---------      ---------
         Operating loss from continuing operations...............................................   (3,661)        (1,075)
Other income (expense):
         Interest expense........................................................................     (775)          (297)
         Interest income.........................................................................      285            198
         Other, net..............................................................................       47            (38)
                                                                                                 ---------      ---------
Loss from continuing operations before income taxes..............................................   (4,104)        (1,212)
Income tax benefit...............................................................................   (1,143)          (468)
                                                                                                 ---------      ---------
         Net loss from continuing operations before
              majority interest in consolidated partnership......................................   (2,961)          (744)
Majority interest in loss of consolidated partnership............................................      424              -
                                                                                                 ---------      ---------
         Net loss from continuing operations.....................................................   (2,537)          (744)
                                                                                                 ---------      ---------
Discontinued operations:
         Operating loss, net of taxes............................................................        -           (454)
         Loss on disposal of discontinued operations, net of taxes...............................   (1,760)             -
                                                                                                 ---------      ---------
              Total loss on discontinued operations, net of taxes................................   (1,760)          (454)
                                                                                                 ---------      ---------
Net loss.........................................................................................$  (4,297)     $  (1,198)
                                                                                                 =========      =========

Net loss per share:
         Basic and diluted loss per share:
              Continuing operations..............................................................$   (0.15)     $   (0.04)
              Discontinued operations............................................................    (0.10)         (0.03)
                                                                                                 ---------      ---------
              Total..............................................................................$   (0.25)     $   (0.07)
                                                                                                 =========      =========

Weighted average common and common equivalent shares outstanding.................................   17,225         17,343

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

                                                   ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ------------------------------------
                                                  (Amounts in thousands)
                                                       (Unaudited)

                                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                  2000             1999
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss.................................................................................$  (4,297)       $  (1,198)
      Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
          Loss from discontinued operations, net...............................................    1,760              454
          Depreciation and amortization........................................................    1,646            1,539
          Unrealized foreign exchange (gain) loss..............................................      181              (57)
          Majority interest in loss of consolidated partnership................................     (424)               -
          Other, net...........................................................................       21               13
          Changes in assets and liabilities before acquisitions:
                 Decrease in accounts receivable...............................................    1,052            3,688
                 Increase in other receivables.................................................     (351)            (309)
                 Increase in inventories.......................................................   (1,753)          (3,554)
                 Increase in prepaid expenses and other assets.................................     (158)            (878)
                 Increase in trade accounts payable............................................    3,340            1,456
                 Decrease in accrued expenses and other liabilities............................     (979)             (58)
                 Decrease in income taxes payable/refundable and deferred taxes................   (1,249)            (692)
                 Decrease in other long-term liabilities.......................................      (18)             (75)
                                                                                               ---------        ---------
                      Total adjustments........................................................    3,068            1,527
                                                                                               ---------        ---------
      Net cash provided (used) by continuing operations........................................   (1,229)             329
      Net cash provided by discontinued operations.............................................        -            1,383
                                                                                               ---------        ---------
Net cash provided (used) by operating activities...............................................   (1,229)           1,712
                                                                                               ---------        ---------
Cash flows from investing activities:
          Payments for purchase of Zoltek Intermediates companies,
           net of cash acquired................................................................        -           (3,972)
          Payments for purchase of property and equipment......................................   (1,729)          (2,247)
          Other, net...........................................................................       13              (40)
                                                                                               ---------        ---------
      Net cash used by continuing operations...................................................   (1,716)          (6,259)
      Net cash provided (used) by discontinued operations......................................   37,924          (33,525)
                                                                                               ---------        ---------
Net cash provided (used) by investing activities...............................................   36,208          (39,784)
                                                                                               ---------        ---------
Cash flows from financing activities:
          Proceeds from exercise of stock options..............................................       72                -
          Proceeds from sale of common stock put options.......................................        -               98
          Proceeds from issuance of notes payable..............................................      135           40,000
          Repayment of notes payable...........................................................  (35,401)          (5,125)
                                                                                               ---------        ---------
      Net cash provided (used) by continuing operations........................................  (35,194)          34,973
      Net cash used by discontinued operations.................................................        -           (3,429)
                                                                                               ---------        ---------
Net cash provided (used) by financing activities...............................................  (35,194)          34,973
Effect of exchange rate changes on cash........................................................       26               (8)
                                                                                               ---------        ---------
Net decrease in cash...........................................................................     (189)            (474)
Cash and cash equivalents at beginning of period...............................................    2,222            4,250
                                                                                               ---------        ---------
Cash and cash equivalents at end of period.....................................................$   2,033        $   3,776
                                                                                               =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
     Interest..................................................................................$   1,236        $     152
     Income taxes..............................................................................$     103        $     739
Non-cash financing activities:
     Issuance (return) of common stock in acquisition and divestiture..........................$ (19,063)       $  27,500
     Note receivable received in divestiture...................................................$  (5,000)               -

              The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2000. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter ended December 31, 2000 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2001.

2.   PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Cape Composites, Inc., Engineering Technology Corporation ("Entec"), and a 45%-membership interest in Hardcore Composites Operations, LLC which is reported as a consolidated subsidiary due to the Company's operational control. From November 1999 to November 2000, the Company also owned Structural Polymer (Holdings) Limited ("SP Systems").

The consolidated balance sheets of the Company's international subsidiaries, Structural Polymer (Holdings) Limited and Zoltek Rt., were translated from British Pounds and Hungarian Forints, respectively, to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect during the periods presented. Adjustments resulting from foreign currency transactions are recognized in income, whereas adjustments resulting from the translation of financial statements are reflected as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. and SP Systems are included in the results of operations. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles and on a consistent basis with the consolidated financial statements as of and for the year ended September 30, 2000. All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company's business consists of three primary business segments. The Company's Carbon Fiber business segment is primarily focused on the low cost manufacturing and application of carbon fibers used as reinforcement in composite materials and aircraft brakes. The Company's Composite Intermediates business segment (Cape Composites, Entec and Hardcore Composites) provides composite engineering and design technology, composite fabrication and processing technology and composite materials. The Company's Specialty Products business segment (Zoltek Rt.) manufactures and markets acrylic and nylon products and fibers, primarily for the textile industry.

3.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2000 the Company decided to dispose of SP Systems, its only wind energy and marine related business unit. Accordingly, the Company reported the results of the operations of SP Systems as discontinued operations.

The Company originally acquired SP Systems on November 19, 1999 for $30.0 million cash and 2.5 million shares of the Company's common stock valued at a price of $11.00 per share or $27.5 million for a total purchase price of approximately $57.5 million. The acquisition resulted in the recognition of $49.3 million of goodwill. In connection with the acquisition, the Company borrowed $30.0 million to finance the purchase.

On November 6, 2000, the Company sold SP Systems to a group consisting of the original shareholders and a merchant-banking firm. In connection with the sale, the Company received $30.0 million in cash, an interest-bearing note receivable of $5.0 million the return of 2.5 million shares of the Company's common stock valued at $7.625 per share ($19.1 million aggregate value) and was repaid approximately $7.9 million consisting of intercompany loans, accrued interest and closing expenses. Cash proceeds from the sale and repayment of the intercompany balances were used to retire $35.4 million of bank debt and interest of $0.8 million. In connection with the sale of SP Systems, the Company recorded a loss of $1.8 million in the quarter ended December 31, 2000 related to early repayment of debt and other costs incurred to dispose of SP Systems. The Company also entered into a 10-year carbon fibers supply agreement and certain technology license agreements with SP Systems.

4.   ACQUISITIONS

During the first and third quarters of fiscal 2000, the Company acquired a series of downstream businesses which now comprise its Composite
Intermediates business segment. The businesses acquired included Cape Composites, Entec and Hardcore Composites.

The Company acquired Cape Composites and Entec in the first quarter of fiscal 2000 for an aggregate purchase price of $4.0 million in cash. The Company also assumed certain liabilities at acquisition and provided working capital and credit facilities for the acquired companies.

In the third quarter of fiscal 2000 the Company acquired a 45%-preferred membership interest in Hardcore Composites Operations, LLC for $1.4 million in cash and guaranteed a note payable of $1.0 million. The Company also provided additional funding for working capital. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. The financial statements of Hardcore are consolidated with the Company due to the ability to directly control the operations.

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

                                                                      TOTAL
                                                                    ---------
Fair value of assets and liabilities acquired:
      Current assets................................................$   2,631
      Long-term assets..............................................    9,034
      Goodwill and intangibles......................................    1,898
      Liabilities...................................................   (8,704)
                                                                    ---------
         Net purchase price.........................................$   4,859
                                                                    =========

Set forth below is selected unaudited pro forma combined results of operations data of the Company for the three months ended December 1999, as if the acquisitions had been completed as of October 1, 1999. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the transaction had actually occurred on that date (amounts in thousands, except per share data).

                                                                             (Unaudited)
                                                                             DECEMBER 31,
                                                                                 1999
                                                                             ------------
         Net sales............................................................$ 18,238
         Net loss from continuing operations..................................  (1,231)
         Net loss per share from continuing operations - basic and diluted....$  (0.04)

5.   COMPREHENSIVE INCOME

Comprehensive loss was as follows for the three-month period ended (amounts in thousands):

                                                                                                      DECEMBER 31,
                                                                                                 2000            1999
                                                                                             -----------      -----------
                                                                                             (Unaudited)

          Net loss...........................................................................$    (4,297)     $    (1,198)
          Other comprehensive income (loss)..................................................        208           (1,621)
                                                                                             -----------      -----------
          Comprehensive loss.................................................................$    (4,089)     $    (2,819)
                                                                                             ===========      ===========

6.   CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $0.1 million and $1.9 million at December 31, 2000 and September 30, 2000, respectively.

7.   INVENTORIES
Inventories consist of the following (amounts in thousands):

                                                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                                                 2000             2000
                                                                                             ------------     -------------
                                                                                             (Unaudited)

              Raw materials..................................................................$    10,499      $     7,930
              Work-in-process................................................................      1,648            1,516
              Finished goods.................................................................     20,782           20,893
              Supplies, spares and other.....................................................      1,568            1,537
                                                                                             -----------      -----------
                                                                                             $    34,447      $    31,876
                                                                                             ===========      ===========

8.   PROPERTY AND EQUIPMENT
Property and equipment consist of the following (amounts in thousands):

                                                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                                                 2000             2000
                                                                                             ------------     -------------
                                                                                             (Unaudited)

          Land...............................................................................$     1,552      $     1,515
          Buildings and improvements.........................................................     23,680           23,102
          Machinery and equipment............................................................     47,483           46,108
          Furniture and fixtures.............................................................      4,467            4,291
          Construction in progress...........................................................     29,910           28,748
                                                                                             -----------      -----------
                                                                                                 107,092          103,764
          Less:  accumulated depreciation....................................................    (23,751)         (21,842)
                                                                                             -----------      -----------
                                                                                             $    83,341      $    81,922
                                                                                             ===========      ===========

9.   INTANGIBLE ASSETS

In connection with the acquisitions of Entec and Hardcore Composites, the Company recorded goodwill and intangible assets of $1.9 million. In addition, Hardcore Composites entered into a licensing agreement ($0.5 million) for selected technology rights. The goodwill and intangibles are being amortized over 15 and 10 years, respectively. The license agreement is being amortized over 5 years.

10.  DEBT

In November 1999, the Company entered into a six-year multi-purpose credit facility with Firstar Bank Missouri National Association ("Firstar Bank") in the original aggregate amount of $71.0 million. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility.

The Company amended and restated the credit agreement from Firstar Bank on May 31, 2000, to among other things, reduce the amount of borrowings available and modify certain financial covenants. The facility, as amended, contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage.

The Company repaid the Firstar Bank term loan of $32.4 million and $3.0 million of the revolving credit loan on November 6, 2000 from the proceeds of the sale of SP Systems.

At December 31, 2000, the Company did not meet the covenants of the credit facility with Firstar Bank. The Company expects to receive a waiver of covenant non-compliance at December 31, 2000 as future financing is being renegotiated. The Company has initiated negotiations with Firstar Bank and other financial institutions to modify or refinance its credit facilities. The Company expects to enter into a revised long-term credit facility during the third quarter of fiscal 2001. At December 31, 2000, all debt to Firstar Bank was classified as a current liability.

The Company executed a one-year, $1.0 million note to Master Builders, LLC in connection with the purchase of Hardcore Composites in April 2000. This note is non-interest bearing and is due on or before April 28, 2001.

11.  COMMITMENTS AND CONTINGENCIES

The Company entered into an assignment and assumption agreement at the time of the purchase of Hardcore Composite Operations, LLC that requires it to guarantee Hardcore's obligation to purchase of land and buildings that are currently occupied by it in New Castle, Delaware. Hardcore is obligated to purchase the facilities on or before April 28, 2001 for $3.7 million, which approximates their market value.

12.  NET LOSS PER SHARE

The following table sets forth the computation of shares used in the computations of basis and diluted net loss per share (in thousands):

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                                 2000          1999
                                                                --------------------
Weighted average common shares outstanding
 used in computation of basic and diluted net loss per share... 17,225        17,342

Because the Company reported a net loss for the three months ended December 31, 2001 and 2000, the calculation of diluted earnings per share does not include common stock equivalents as it would result in a reduction of net loss per share. If the Company had reported net income for the three months ended December 31, 2000 and 1999 there would have been 23,984 and 61,252 additional shares, respectively, in the calculation of diluted earnings per share.

The following options to purchase shares of common stock were not included in the computation of diluted net loss per share because the options' exercise price was greater than the average market price of the Company's common stock for the periods stated and, therefore, are not common stock equivalents for purposes of this calculation (in thousands, except exercise price data):

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         2000            1999
                                                      -------------------------
Options excluded from computation of diluted
  net income (loss) per share......................... 156,000          477,500
Exercise price ranges:
High..................................................$  39.00         $  39.00
Low...................................................$   9.34         $   6.01

13.  SEGMENT INFORMATION

The Company's operations consist of three business segments: Carbon Fibers, Composite Intermediate Materials and Specialty Products.

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

The Composite Intermediate Materials Business Segment, which is substantially comprised of the various operations acquired by the Company during fiscal 2000, develops, manufactures and markets reinforcements, prepregs (glass or carbon fiber pre-impregnated with resin), specialty resins, consumable supplies and manufacturing equipment for the composite manufacturing industry. In addition, the Composite Intermediates Materials Business Segment supports the Carbon Fibers Business Segment by providing composite design and engineering for development of applications for carbon fiber reinforced composites. The Company intends to consider strategic partnerships and joint ventures for the Composite Intermediates Materials Business Segment.

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

The Carbon Fibers segment is located geographically in the United States and Hungary. The Composite Intermediates segment manufactures and markets carbon fiber and glass composite products and filament winding equipment used in the composites industry and is located in the United States. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. The Company markets all of its products globally. The Corporate and unallocated assets incur no cost of sales expenses so it has no gross profit or loss to report.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The Company's operating segments have responsibility for managing sales, costs of sales and the selling, general and administrative efforts of each of the segments. Therefore, management in the evaluation of the individual segment's primary performance considers these costs. The following table presents financial information on the Company's operating segments as of and for the three-month periods ended December 31, 2000 and 1999 (in thousands):

                                                                    THREE MONTHS ENDED DECEMBER 31, 2000
                                                                    ------------------------------------
                                                                                 (Unaudited)
                                                                                                    CORPORATE
                                                                                                   HEADQUARTERS
                                              CARBON             COMPOSITE         SPECIALTY           AND
                                              FIBERS           INTERMEDIATES       PRODUCTS        ELIMINATIONS         TOTAL
                                            -----------        -------------      -----------      ------------      -----------
Net sales - external                        $     7,357         $     4,421       $    10,754      $          -      $    22,532
Net sales - intersegment                            370                   -                 -              (370)               -
                                            -----------         -----------       -----------      ------------      -----------
     Total net sales                              7,727               4,421            10,754              (370)          22,532
Operating loss                                   (1,076)             (1,521)             (413)             (651)          (3,661)
Available unused capacity expenses                1,418                   -                 -                 -            1,418
Depreciation and amortization expense             1,119                 301               205                21            1,646
Capital expenditures                              1,135                 553                41                 -            1,729

                                                                    THREE MONTHS ENDED DECEMBER 31, 1999
                                                                    ------------------------------------
                                                                                 (Unaudited)
                                                                                                    CORPORATE
                                                                                                   HEADQUARTERS
                                              CARBON             COMPOSITE         SPECIALTY           AND
                                              FIBERS           INTERMEDIATES       PRODUCTS        ELIMINATIONS         TOTAL
                                            -----------        -------------      -----------      ------------      -----------
Net sales - external                        $     5,497         $     1,507       $    10,461      $          -      $    17,465
Net sales - intersegment                             95                   -                 -               (95)               -
                                            -----------         -----------       -----------      ------------      -----------
     Total net sales                              5,592               1,507            10,461               (95)          17,465
Operating income (loss)                            (412)               (628)              662              (697)          (1,075)
Available unused capacity expenses                  989                   -                 -                 -              989
Depreciation and amortization expense             1,113                 160               239                28            1,540
Capital expenditures                                968                  29             1,250                 -            2,247

                                                                TOTAL ASSETS, NET OF DISCONTINUED OPERATIONS
                                                                ---------------------------------------------
                                                                                 (Unaudited)
                                                                                                    CORPORATE
                                                                                                   HEADQUARTERS
                                              CARBON             COMPOSITE         SPECIALTY           AND
                                              FIBERS           INTERMEDIATES       PRODUCTS        ELIMINATIONS         TOTAL
                                            -----------        -------------      -----------      ------------      -----------
December 31, 2000                           $    93,147         $    18,579       $    22,453      $      8,472      $   142,651
September 30, 2000                               89,615              17,513            23,873             3,500          134,501


GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------

                                       REVENUES (1)
                                   THREE MONTHS ENDED          LONG-LIVED ASSETS (2)
                                       DECEMBER 31,        DECEMBER 31,    SEPTEMBER 30,
                                    2000        1999           2000            2000
                                  --------------------     -----------------------------
United States.....................$  9,821    $  6,141       $ 62,617        $ 64,767
Hungary...........................  12,711      11,324         23,009          19,351
                                  --------    --------       --------        --------
Total.............................$ 22,532    $ 17,465       $ 85,626        $ 84,118
                                  ========    ========       ========        ========

-------------------------------------------------------------------------------
(1) Revenues are attributed to the entity recognizing the sale in the interim statements, as it is not practical to accumulate every customer's country of domicile on an interim basis.
(2) Property, plant and equipment and goodwill and intangibles, net of accumulated depreciation and amortization based on country location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company is an applied technology and advanced materials company. The manufacturing and marketing of carbon fibers is the Company's primary objective. The most significant current application for carbon fibers produced by the Company is for aircraft brake manufacturers who use the Company's fibers as base materials for the carbon/carbon brake systems used in most newly designed aircraft. While this market is stable, profitable and growing (the Company estimates its growth at 15 to 25% per year), the Company believes a much more significant market is the commercial use of carbon fibers as reinforcement for composites. Zoltek believes it is a leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally corrosion and fatigue resistance, high-strength, low-weight and stiffness.

In developing new commercial applications of reinforcement carbon fibers, the Company's business strategy requires it to reduce production costs, maintain price leadership, leverage production capacity and support new commercial markets and application development. To accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, the Company has pursued various initiatives for the Company to act as a catalyst in the development of new low-cost, high volume applications. In fiscal 2000, the Company completed a series of downstream acquisitions as part of its strategy to accelerate the introduction and development of carbon fibers and carbon fiber composites. These acquisitions included: Cape Composites, Entec and Hardcore Composites.

In November 1999, the Company also acquired SP Systems, which designs composite structures and manufactures composite intermediate materials, used in manufacturing marine and wind energy composite products. SP Systems did not meet its sales and profit forecasts and, as a result, was unable to support the Company's carbon fiber commercialization objectives. Therefore, in November 2000, the Company sold SP Systems to a group consisting of the former Structural Polymer (Holdings) Limited shareholders and a merchant banking firm. The cash proceeds from the sale of SP Systems were used to repay bank debt. This transaction improved the Company's financial condition and allowed the Company's management resources to be refocused on its carbon fibers strategy. In connection with the sale of SP Systems, the Company entered into agreements that provide for various continuing strategic relationships with SP Systems. These agreements include a long-term carbon fiber supply agreement, an agreement to utilize SP Systems' formulations for prepreg and formulated products and a license agreement for the Company to offer SP Systems' proprietary SPRINT composite process technology. Accordingly, the Company's consolidated financial statements for the periods ended December 31, 2000 and 1999 account for SP Systems as a discontinued operation. Unless otherwise indicated, the following discussion relates to the Company's continuing operations. Subsequent to the sale, SP System's operations ceased to be part of the Company's operations and reported results.

During all of fiscal 2000 and the first quarter of fiscal 2001, the Company was not operating its carbon fiber production lines at full capacity. During the first quarter of fiscal 2001, available unused capacity charges were approximately $1.4 million. The Company currently anticipates that it will not operate its lines at full capacity during fiscal 2001. While the Company believes it is necessary to maintain available capacity to encourage development of significant new applications for carbon fibers, costs related to the unutilized capacity will adversely impact results of operations during fiscal 2001. The Company does, however, anticipate increases in sales from the carbon fiber lines at both the U.S. and Hungarian locations in fiscal 2001.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED
-------------------------------------------------------------------
DECEMBER 31, 1999
-----------------

The Company's sales increased 29.0% to $22.5 million in the first quarter of fiscal 2001 from $17.5 million in the first quarter of fiscal 2000. Carbon fiber sales increased 33.8% ($1.9 million) to $7.4 million in the first quarter of fiscal 2001 from $5.5 million in the first quarter of fiscal 2000. Sales of the composite intermediates business segment increased by 193.4% ($2.9 million) to $4.4 million in the first quarter of fiscal 2001 from $1.5 million in the first quarter of fiscal 2000. The increase resulted from higher volume in the prepreg markets and a complete quarter of results in fiscal 2001 from the Entec acquisition that occurred in mid-November 1999 and the Hardcore Composites acquisition in May 2000. Sales of the Specialty Products business segment (acrylic and other products) produced at Zoltek Rt. increased by 2.8% to $10.8 million in the first quarter of fiscal 2001 compared to $10.5 million in the first quarter of fiscal 2000.

Gross profit decreased 34.0% to $2.5 million in the first quarter of fiscal 2001 from $3.7 million in the same period of fiscal 2000. Gross profit on carbon fibers increased by $0.1 million in the first quarter of fiscal 2001 compared to the first quarter in fiscal 2000. Gross margin on carbon fibers decreased to 21.3% of sales for the first quarter of fiscal 2001 compared to 26.5% of sales for the first quarter of fiscal 2000, due primarily to decreases in the selling prices and product mix changes.
Gross profit on the on composite intermediates was negative ($0.2 million) in the first quarter of fiscal 2001 and break even in the same period of fiscal 2000.

The composite intermediates businesses are involved with several development projects that generate little gross margin at current volume levels. Gross profit on specialty products decreased by $1.2 million in the first quarter of fiscal 2001 compared to the gross margin for the corresponding quarter in fiscal 2000. Gross margin on specialty products decreased to 10.0% of sales for the first quarter of fiscal 2001 compared to 22.0% of sales for the first quarter of fiscal 2000, due primarily to increases in raw material costs that could not be passed on to customers.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.4 million during the first quarter of fiscal 2001 and $1.0 million in the first quarter of fiscal 2000. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during fiscal 2001.

Selling, general and administrative expenses increased approximately 22.6%, or $0.9 million, from $3.8 million in the first quarter of fiscal 2000 to $4.7 million in the first quarter of fiscal 2001. The mid-November acquisition of Entec and the May 2000 acquisition of Hardcore Composites accounted for $1.3 million of selling, general and administrative expenses in the first quarter of fiscal 2001 compared to $0.6 million in the first quarter of fiscal 2000. The increase in expenses for the carbon fiber business unit resulted from higher payroll, product development and marketing costs. The decrease in expenses for the specialty products business segments resulted from lower payroll and administrative costs.

Interest expense was approximately $0.8 million for the first quarter of fiscal 2001 compared to $0.3 million in the same period of fiscal year 2000. The increase in interest expense resulted from the debt incurred as a result of the acquisitions and capital expenditures. Interest income was $0.3 million for the first quarter of fiscal 2001 compared to $0.2 million in the first quarter of fiscal 2000. The increase in interest income was primarily due to the interest-bearing note receivable of $5.0 million from the sale of SP Systems in November 2000. During the first quarter of fiscal 2001 capital expenditures totaled $1.7 million.

During the first quarter of fiscal 2001, the Company reported an income tax benefit of $1.1 million compared to income tax benefit of $0.5 million in the first quarter of fiscal 2000 due to greater pre-tax losses. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.1 million in the first quarters of fiscal year 2001 and 2000, as well as the statutory income taxes. The statutory income tax rate for operations in Hungary is 9%.

The foregoing resulted in a net loss from continuing operations of $2.5 million for the first quarter of fiscal 2001 compared to a net loss of $0.7 million for the first quarter of fiscal 2000. Similarly, the Company reported net loss from continuing operations per share of $0.15 and $0.04 on a basic and diluted basis for the first quarter of fiscal 2001 and fiscal 2000, respectively. The weighted average common shares outstanding decreased to 17.2 million for the first quarter of fiscal 2001 compared from 17.3 million for the first quarter of fiscal year 2000 due to the issuance and retirement of approximately 2.5 million common shares as partial consideration for the purchase and sale of SP Systems.

The net loss from discontinued operations includes the results of operations of SP Systems and interest costs related to borrowings used to finance the acquisition. The net loss from the disposal of discontinued operations in the first quarter of fiscal 2001 was $1.8 million and consisted of costs associated with the early repayment of debt and other costs incurred to dispose of SP Systems. During the first quarter of fiscal 2000, the net operating loss from discontinued operations was $0.5 million. The foregoing resulted in a net loss from discontinued operations of $1.8 million in the first quarter of fiscal 2001, or $0.09 per share on a basic and diluted basis, and $0.5 million in the first quarter of fiscal 2000, or $0.03 per share on a basic and diluted basis.

The net loss for the first quarter of fiscal 2001 was $4.3 million, or $0.24 per share on a basic and diluted basis, compared to a net loss of $1.2 million, or $0.07 per share in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company reported working capital of $22.4 million at December 31, 2000 compared to working capital of $46.4 million at September 30, 2000. The decrease in working capital from December 31, 2000 to September 30, 2000 was primarily due to the sale of SP Systems and receipt of approximately $19.1 million in treasury stock and the repayment of approximately $35.4 million of bank debt. Inventories increased from $31.9 million at September 30, 2000 to $34.4 million at December 31, 2000. Essentially all of the inventory increases were raw materials, due to timing of deliveries. The Company's objective is to significantly decrease carbon fiber inventories during fiscal 2001 as a result of an aggressive sales effort in existing markets.

Marketable securities at December 31, 2000 and September 30, 2000 amounted to $1.3 million. The marketable securities primarily include preferred stock.

Other receivables of $0.7 million consisted primarily of VAT and import refunds due Zoltek Rt. from the Hungarian taxing authority and accrued interest on notes receivable at December 31, 2000 compared to $0.3 million at September 30, 2000.

Income taxes receivable at December 31, 2000 and September 30, 2000 consist of a tax refund claim for loss carrybacks related to alternative minimum tax.

Other assets include $5 million loan receivable, due November 6, 2002 at a rate of 9.5% interest from SP Systems as a result of the divestiture.

Current maturities of long-term debt at December 31, 2000 include a $1.0 million note payable related to the Hardcore Composites acquisition and $9.0 million under the revolving credit agreement with Firstar Bank which has been reclassified from long-term. The Company anticipates obtaining long-term refinancing for these amounts in the third quarter of fiscal 2001.

Other long-term liabilities were related to various supply agreements between Zoltek Rt. and its vendors and deferred income associated with future tax abatements from Abilene, Texas.

In the first quarter of fiscal 2000 the Company acquired Cape Composites and Entec for approximately $3.4 million cash and the assumption of approximately $2.7 million in debt. In April 2000, the Company acquired a 45%-membership interest in Hardcore Composites Operations LLC ("Hardcore") for $1.4 million cash and a note payable of $1.0 million. At the time of the purchase of its membership interest in Hardcore Composites, the Company guaranteed Hardcore Composite's obligation to purchase the land and buildings that Hardcore Composites currently occupies. Hardcore is required to purchase the facilities on or before April 28, 2001 for $3.7 million, which approximates their market value. The Company expects that such purchase will be financed through capital resources which the Company expects to acquire.

In November 1999, the Company acquired all of the outstanding stock of SP Systems for approximately $30.0 million in cash and 2.5 million shares of the Company's common stock. The Company also borrowed $5.0 million to refinance certain existing bank debt of SP Systems and fund working capital requirements. The Company financed the SP Systems acquisition through a credit facility with Firstar Bank in the original aggregate amount of $71.0 million.

The Company amended and restated the credit agreement from Firstar Bank on May 31, 2000 to reduce the amount of available borrowings and modify certain covenants. The facility, as amended, contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage.

On November 6, 2000, the Company sold SP Systems to a group consisting of the former shareholders from whom the Company acquired SP Systems and a merchant-banking firm. Consideration for the November 6, 2000 sale consisted of $30.0 million in cash, a note receivable in the principal amount of $5.0 million and the return of approximately 2.5 million shares of the Company's common stock from the former SP Systems shareholders. In addition, the Company was repaid approximately $7.3 million of intercompany loans and accrued interest. Cash proceeds received from the sale and repayment of the intercompany loans were used to retire $35.4 million of bank debt and accrued interest of $0.8 million.

The Company's bank credit facility has not been amended to reflect the November 2000 disposition of SP Systems and other recent business developments. As a result, as of December 31, 2000, the Company was not in compliance with the minimum EBITDA and EBITDA to Funded Debt and other financial covenants, which assumed continuing ownership of SP Systems. Accordingly, borrowings under this facility have been classified as current as of December 31, 2000. The Company expects to receive a waiver of covenant noncompliance at December 31, 2000 as future financing is being renegotiated. The Company has initiated negotiations with Firstar Bank and other financial institutions to modify or refinance its credit facilities. The Company expects to enter into a revised long-term credit facility during the third quarter of fiscal 2001.

The Company believes its financial position has been significantly improved as a result of the sale of SP Systems subsidiary and remains adequate, with the anticipated revised credit facilities, to support the execution of its strategic expansion plans. Failure to conclude revised credit facilities on a timely basis could have a material adverse effect on the Company's results of operations and financial condition.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications and the expansion of the Company's carbon fibers production capacity. In the first quarter of fiscal 2001, the Company made capital expenditures of $1.7 million for various projects compared to $2.2 million during the first quarter of fiscal 2000. These expenditures were financed principally with cash from the sale of temporary investments and from cash from borrowings.

Since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. These loans are non-recourse loans for the Company's headquarters, St. Charles manufacturing facility and Salt Lake City facility. Based on the interest rates and the nature of the loans, the Company plans to repay these loans in accordance with their stated long-term amortization schedules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At December 31, 2000, the Company did not have any interest rate swap agreements outstanding.
                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to amend or refinance its existing credit facility, manage growth and increase its carbon fibers sales on a timely basis.

                           ZOLTEK COMPANIES, INC.


PART II.  OTHER INFORMATION

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)   Exhibits:

                        None

                  (b) Reports on Form 8-K: On November 20, 2000, the Registrant filed a current report on Form 8-K reporting the sale of SP Systems.



                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Zoltek Companies, Inc.
                                                         (Registrant)


Date:  February 14, 2001                         By:  /s/ DANIEL D. GREENWELL
       -----------------                            ---------------------------
                                                        Daniel D. Greenwell
                                                      Chief Financial Officer