Form 10-Q
period 2001-03-31
ZOLTEK COMPANIES INC
filed 2001-05-15
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549


                                --------------


                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                                --------------



For the quarter ended March 31, 2001          Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 15, 2001, 18,782,331 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                       ZOLTEK COMPANIES, INC.
                                                     CONSOLIDATED BALANCE SHEET
                                                     --------------------------
                                     (Amounts in thousands, except share and per share amounts)
                                                                                                MARCH 31,      SEPTEMBER 30,
ASSETS                                                                                             2001             2000
------------------------------------------------------------------------------------------------------------------------------
Current assets:                                                                                (Unaudited)
     Cash and cash equivalents.................................................................$      925       $    2,222
     Marketable securities.....................................................................         -            1,327
     Accounts receivable, less allowance for doubtful accounts of $675 and
       $899, respectively......................................................................    10,579           11,033
     Inventories...............................................................................    25,079           31,876
     Prepaid expenses..........................................................................     1,442              500
     Other receivables.........................................................................       462              321
     Refundable income taxes...................................................................     1,556            1,556
     Net assets of discontinued operations held for sale.......................................         -           57,360
                                                                                               ----------       ----------
          Total current assets.................................................................    40,043          106,195
Property and equipment, net....................................................................    80,941           81,922
Intangible assets including goodwill, net......................................................     2,238            2,196
Other assets...................................................................................     5,604            1,548
                                                                                               ----------       ----------
          Total assets.........................................................................$  128,826       $  191,861
                                                                                               ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Short-term notes payable..................................................................$      630       $        -
     Current maturities of long-term debt......................................................    10,809           10,751
     Trade accounts payable....................................................................    13,868            9,169
     Accrued expenses and other liabilities....................................................     4,683            4,451
     Net current maturities of long-term debt for extinguishment with
        discontinued operations................................................................         -           35,375
                                                                                               ----------       ----------
          Total current liabilities............................................................    29,990           59,746
Other long-term liabilities....................................................................       341              379
Long-term debt, less current maturities........................................................     6,443            6,667
Deferred income taxes..........................................................................         -            1,429
                                                                                               ----------       ----------
          Total liabilities....................................................................    36,774           68,221
                                                                                               ----------       ----------
Majority interest in consolidated partnership..................................................         -              829
Commitment and contingencies (Note 10)
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       18,782,331 and 18,701,331 shares issued and outstanding, respectively...................       188              187
     Additional paid-in capital................................................................   127,966          127,690
     Retained earnings.........................................................................     5,671           22,500
     Treasury common stock at cost (2,514,993 and 15,000 shares, respectively).................   (19,181)            (118)
     Accumulated other comprehensive loss......................................................   (22,592)         (27,448)
                                                                                               ----------       ----------
          Total shareholders' equity...........................................................    92,052          122,811
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ..........................................$  128,826       $  191,861
                                                                                               ==========       ==========

               The accompanying notes are an integral part of the consolidated financial statements.

                                                       ZOLTEK COMPANIES, INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                ------------------------------------
                                           (Amounts in thousands, except per share data)
                                                            (Unaudited)

                                                                        THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                                        ----------------------------    --------------------------
                                                                              2001        2000              2001          2000
----------------------------------------------------------------------------------------------------------------------------------
Net sales................................................................$    21,020  $    19,738       $    43,552  $    37,203
Cost of sales............................................................     26,478       15,357            46,554       29,098
                                                                         -----------  -----------       -----------  -----------
     Gross profit (loss).................................................     (5,458)       4,381            (3,002)       8,105
Available unused capacity costs..........................................      1,649        1,099             3,067        2,088
Goodwill amortization....................................................         26            -                53            -
Selling, general and administrative expenses.............................      4,833        4,110             9,505        7,920
                                                                         -----------  -----------       -----------  -----------
     Operating loss from continuing operations...........................    (11,966)        (828)          (15,627)      (1,903)
Other income (expense):
     Interest expense....................................................       (416)        (300)           (1,191)        (597)
     Interest income.....................................................        107          154               392          352
     Other, net..........................................................       (214)        (101)             (167)        (139)
                                                                         -----------  -----------       -----------  -----------
Loss from continuing operations before income taxes......................    (12,489)      (1,075)          (16,593)      (2,287)
Provision (benefit) for income taxes.....................................        448         (403)             (695)        (871)
                                                                         -----------  -----------       -----------  -----------
     Net loss from continuing operations before
        majority interest in consolidated partnership....................    (12,937)        (672)          (15,898)      (1,416)
Majority interest in loss of consolidated partnership....................        405            -               829            -
                                                                         -----------  -----------       -----------  -----------
     Net loss from continuing operations.................................    (12,532)        (672)          (15,069)      (1,416)
Discontinued operations:
     Loss from discontinued operations, net of taxes.....................          -         (437)                -         (891)
     Loss on disposal of discontinued operations, net of taxes...........          -            -            (1,760)           -
                                                                         -----------  -----------       -----------  -----------
       Loss on discontinued operations, net..............................          -         (437)           (1,760)        (891)
                                                                         -----------  -----------       -----------  -----------
Net loss.................................................................$   (12,532) $    (1,109)      $   (16,829) $    (2,307)
                                                                         ===========  ===========       ===========  ===========

Net loss per share:
     Basic and diluted loss per share:
         Continuing operations.......................................... $     (0.77) $     (0.04)      $    (0.90)  $     (0.08)
         Discontinued operations........................................           -        (0.02)           (0.10)        (0.05)
                                                                         -----------  -----------       ----------   -----------
         Total.......................................................... $     (0.77) $     (0.06)      $    (1.00)  $     (0.13)
                                                                         ===========  ===========       ==========   ===========

Weighted average common and common equivalent shares outstanding........      16,255       18,701           16,746        18,018





                       The accompanying notes are an integral part of the consolidated financial statements.

                                                          ZOLTEK COMPANIES, INC.

                                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   ------------------------------------
                                                          (Amounts in thousands)
                                                                (Unaudited)
                                                                                                 SIX MONTHS ENDED MARCH 31,
                                                                                                 --------------------------
                                                                                                  2001             2000
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................$   (16,829)     $    (2,307)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
           Loss from discontinued operations.................................................       1,760              891
           Depreciation and amortization......................................................      3,334            3,075
           Inventory valuation adjustment.....................................................      7,500                -
           Unrealized foreign exchange gain...................................................       (220)             (87)
           Other, net.........................................................................       (284)             (13)
           Changes in assets and liabilities:
                 Decrease in accounts receivable..............................................        819            1,274
                 Increase in other receivables................................................       (194)             (70)
                 Increase in inventories excluding valuation adjustment.......................       (886)          (3,257)
                 Increase in prepaid expenses and other assets................................       (933)          (1,486)
                 Increase in trade accounts payable...........................................      4,771            1,208
                 Increase (decrease) in accrued expenses and other liabilities................       (724)             311
                 Change in income taxes payable/refundable and deferred taxes.................       (903)          (1,384)
                 Decrease in other long-term liabilities......................................        (37)             (62)
                                                                                              -----------      -----------
                      Total adjustments.......................................................     14,003              400
                                                                                              -----------      -----------
      Net cash used by continuing operations..................................................     (2,826)          (1,907)
      Net cash used by discontinued operations................................................          -           (1,173)
                                                                                              -----------      -----------
Net cash used by operating activities.........................................................     (2,826)          (3,080)
                                                                                              -----------      -----------
Cash flows from investing activities:
      Payments for purchase of Zoltek Intermediates companies, net of cash acquired..........           -           (3,972)
      Payments for purchase of property and equipment.........................................     (3,325)          (3,722)
      Sale of marketable securities...........................................................      1,483            5,075
      Other, net..............................................................................         59               81
                                                                                              -----------      -----------
           Net cash used by continuing operations.............................................     (1,783)          (2,538)
           Net cash provided (used) by discontinued operations................................     37,924          (33,445)
                                                                                              -----------      -----------
Net cash provided (used) by investing activities..............................................     36,141          (35,983)
                                                                                              -----------      -----------
Cash flows from financing activities:
      Net proceeds from exercise of stock options and warrants................................        277                -
      Proceeds from issuance of notes payable.................................................        782           43,000
      Repayment of notes payable..............................................................    (35,675)          (2,837)
                                                                                              -----------      -----------
           Net cash provided (used) by continuing operations..................................    (34,616)          40,163
           Net cash used by discontinued operations...........................................          -           (3,562)
                                                                                              -----------      -----------
Net cash provided (used) by financing activities..............................................    (34,616)          36,601
                                                                                              -----------      -----------
Effect of exchange rate changes on cash.......................................................          4              (12)
                                                                                              -----------      -----------
Net decrease in cash..........................................................................     (1,297)          (2,474)
Cash and cash equivalents at beginning of period..............................................      2,222            4,250
                                                                                              -----------      -----------
Cash and cash equivalents at end of period....................................................$       925      $     1,776
                                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
      Interest................................................................................$     1,691      $     1,234
      Income taxes............................................................................$       205      $     2,052
Non-cash financing activities:
      Issuance (return) of common stock from SP Systems acquisition...........................$   (19,062)     $    27,500



                       The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------


1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2000. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001.

2.   PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Zoltek Materials Group, Inc. (Zoltek Material Group), Engineering Technology Corporation ("Entec Composite Machines"), and a 45%-membership interest in Hardcore Composites Operations, LLC which is reported as a consolidated subsidiary due to the Company's operational control. From November 1999 to November 2000, the Company also owned Structural Polymer (Holdings) Limited ("SP Systems").

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

3.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2000, the Company decided to dispose of SP Systems. Accordingly, the Company reported the results of the operations of SP Systems as discontinued operations.

The Company acquired SP Systems on November 19, 1999 for $30.0 million cash and 2.5 million shares of the Company's common stock valued at a price of $11.00 per share, or $27.5 million, for a total purchase price of approximately $57.5 million. The acquisition resulted in the recognition of $49.3 million of goodwill. In connection with the acquisition, the Company borrowed $30.0 million to finance the purchase.

On November 6, 2000, the Company sold SP Systems to a group consisting of the original shareholders and a merchant banking firm. In connection with the sale, the Company received $30.0 million in cash, an interest-bearing note receivable of $5.0 million, the return of 2.5 million shares of the Company's common stock valued at $7.625 per share ($19.1 million aggregate value) and was repaid approximately $7.9 million consisting of intercompany loans, accrued interest and closing expenses. Cash proceeds from the sale and repayment of the intercompany balances were used to retire $35.4 million of bank debt ($30.0 million initial financing and $5.4 million of working capital) and pay interest of $0.8 million. In connection with the sale of SP Systems, the Company recorded a loss of $1.8 million in the quarter ended December 31, 2000 related to early repayment of debt and other costs incurred to dispose of SP Systems. The Company also entered into a 10-year carbon fibers supply agreement and certain technology license agreements with SP Systems.

4.   ACQUISITIONS

During the first and third quarters of fiscal 2000, the Company acquired a series of downstream businesses which now comprise its Composite
Intermediates business segment. The businesses acquired included Zoltek Materials Group, Entec Composite Machines and Hardcore Composites.

The Company acquired Zoltek Materials Group and Entec Composite Machines in the first quarter of fiscal 2000 for an aggregate purchase price of $4.0 million in cash. The Company also assumed certain liabilities at acquisition and provided working capital and credit facilities for the acquired companies.

In the third quarter of fiscal 2000, the Company acquired a 45%-preferred membership interest in Hardcore Composites Operations, LLC for $1.4 million in cash and guaranteed a note payable of $1.0 million. The Company also provided additional funding for working capital. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. The financial statements of Hardcore are consolidated with the Company due to the ability to directly control the operations. Due to losses incurred at Hardcore Composites subsequent to acquisition, majority interest in consolidated partnerships is $0 at March 31, 2001 compared to $829,000 at September 30, 2000. As part of the Hardcore acquisition agreement, the Company must absorb all losses once Hardcore is in a deficit position.
The Company will be repaid for this absorption out of future Hardcore earnings; however, due to the inability to predict future earnings at Hardcore, no asset is being recognized at this time. Prospectively, all losses at Hardcore will be recognized by the Company.

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

                                                                                  TOTAL
                                                                              ------------
      Fair value of assets and liabilities acquired:
         Current assets.......................................................$     2,631
         Long-term assets.....................................................      9,034
         Goodwill and intangibles.............................................      1,898
         Liabilities..........................................................     (8,704)
                                                                              -----------
              Net purchase price..............................................$     4,859
                                                                              ===========

Set forth below is selected unaudited pro forma combined results of operations data of the Company for the six months ended March 2000, as if the acquisitions had been completed as of October 1, 1999. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the transaction actually occurred on that date (amounts in thousands, except per share data).

                                                                                              (Unaudited)
                                                                                           SIX MONTHS ENDED
                                                                                               MARCH 31,
                                                                                                 2000
                                                                                             ------------
          Net sales..........................................................................$    37,976
          Net loss from continuing operations................................................     (1,432)
          Net loss per share from continuing operations - basic and diluted..................$    (0.08)

5.   COMPREHENSIVE LOSS

Comprehensive loss was as follows for the six-month period ended (amounts in thousands):

                                                                                                       MARCH 31,
                                                                                                 2001             2000
                                                                                             ------------     ------------
                                                                                             (Unaudited)      (Unaudited)

          Net loss...........................................................................$   (16,829)     $    (2,307)
          Other comprehensive loss...........................................................       (292)          (3,672)
                                                                                             ------------     ------------
          Comprehensive loss.................................................................$   (17,121)     $    (5,979)
                                                                                             ============     ============

6.   CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Such investments amounted to $0 and $1.9 million at March 31, 2001 and September 30, 2000, respectively.

7.   INVENTORIES

         Inventories consist of the following:

                                                                                               MARCH 31,     SEPTEMBER 30,
                                                                                                  2001           2000
                                                                                              ----------     -------------
                                                                                                     (In thousands)
                                                                                             (unaudited)
              Raw materials..................................................................$     9,355      $     7,930
              Work-in-process................................................................      2,181            1,516
              Finished goods.................................................................     12,150           20,893
              Supplies, spares and other.....................................................      1,393            1,537
                                                                                             -----------      -----------
                                                                                             $    25,079      $    31,876
                                                                                             ===========      ===========

The Company recorded a $7.5 million inventory valuation reserve as of March 31, 2001 to reduce the carrying value of the inventory to net realizable value of the inventory. This reserve was established due to the intensified overcapacity occurring in the quarter, which caused distressed pricing across most existing markets for carbon fibers.

8.     PROPERTIES AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                               MARCH 31,      SEPTEMBER 30,
                                                                                                 2001             2000
                                                                                               ---------      -------------
                                                                                                     (In thousands)
                                                                                              (unaudited)
          Land.................................................................................$   1,506        $   1,515
          Buildings and improvements...........................................................   28,859           23,102
          Machinery and equipment..............................................................   69,772           46,108
          Furniture and fixtures...............................................................    4,506            4,291
          Construction in progress.............................................................      785           28,748
                                                                                               ---------        ---------
                                                                                                 105,428          103,764
          Less:  accumulated depreciation......................................................  (24,487)         (21,842)
                                                                                               ---------        ---------
                                                                                               $  80,941        $  81,922
                                                                                               =========        =========

9.   DEBT

In November 1999, the Company entered into a six-year credit facility with Firstar Bank Missouri National Association (Firstar Bank) in an original aggregate amount of $71.0 million. The Company paid $0.71 million as a nonrefundable fee to Firstar for the arrangement of the credit facility. The Company amended and restated the credit agreement on May 31, 2000, to among other things, reduce the amount of borrowings available (from $71.0 million to $54.0 million) and modify certain financial covenants. The facility, as amended, contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. The Company repaid the Firstar Bank term loan of $32.4 million and $3.0 million of the revolving credit loan on November 6, 2000 from the proceeds of the sale of SP Systems. The company's bank credit facility has not been amended to reflect the November 2000 disposition of SP Systems. As a result, at March 31, 2001, the Company was not in compliance with certain financial covenants which assumed continuing ownership of SP Systems. Accordingly, borrowings under this facility have been classified as current.

On May 11, 2001, the Company entered into a new two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The new credit facility is structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In conjunction therewith, the Company repaid Firstar Bank the outstanding revolving credit loan of $9.0 million plus accrued interest. Borrowings under the new revolving credit facility will be based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S.-based subsidiaries. The outstanding loans under the credit facility will bear interest at the prime interest rate. The loan agreement contains financial covenants, including financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. The Company paid $0.035 million as a non-refundable fee to the bank. In addition, the Company issued warrants to Southwest Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share exercisable at any time during a five year period from the date of the loan.

The Company also has various accounts receivable factoring contracts, bank guarantees and letters of credit outstanding with various Hungarian banks totaling approximately $5.0 million as of March 31, 2001. The Company has received a commitment letter to expand these facilities to $12.0 million with these Hungarian banks. The Company expects to enter into this credit facility in the third quarter of 2001.

10.  COMMITMENTS AND CONTINGENCIES

The Company entered into an assignment and assumption agreement at the time of the purchase of Hardcore Composite Operations, LLC that requires the Company to guarantee Hardcore's post-closing obligations to the seller. The Company's guarantee relates to obligations of approximately $4.8 million. Upon performance of the obligations, Hardcore will acquire real estate and improvements with an estimated value of more than $5.3 million. The obligations were payable as of April 28, 2001, however, the Company has delayed the transaction pending the sale-leaseback to a third party. The Company expects to fund its obligations through the sales proceeds and, as may be required, under the new credit facility.

11.  NET LOSS PER SHARE

The following table sets forth the computation of shares used in the computations of basic and diluted net loss per share (in thousands):

                                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                   MARCH 31,                      MARCH 31,
                                                                             2001             2000          2001            2000
                                                                             ---------------------          --------------------
                                                                                  (Unaudited)                    (Unaudited)
Weighted average common shares outstanding
     used in computation of basic and diluted net loss per share.........    16,255         18,701          16,746        18,018

Because the Company reported a net loss for the three months ended March 31, 2001 and 2000 and the six months ended March 31, 2001 and 2000, the calculation of diluted loss per share does not include common stock equivalents, as it would result in a reduction of net loss per share. If the Company had reported net income for the three-month periods ended March 31, 2001 and 2000, there would have been 16,000 and 123,600 additional shares, respectively, in the calculation of diluted earnings per share. If the Company had reported net income for the six-month periods ended March 31, 2001 and 2000, there would have been 21,000 and 118,300 additional shares, respectively, in the calculation of diluted earnings per share.

12.  SEGMENT INFORMATION

The Company's operations consist of three business segments: Carbon Fibers, Composite Intermediate Materials and Specialty Products.

The Carbon Fibers business segment manufactures and markets carbon fibers and develops applications for carbon fibers. At plants in Abilene, Texas, Hungary and St. Charles, Missouri, the Company's rated annual carbon fibers production capacity of 12.5 million pounds is the largest in the world. The Carbon Fibers business segment also sells oxidized fiber and performs certain downstream processing, such as chopping and milling. The Company's primary focus is to create integrated solutions for large potential end users by working directly with users in the primary market sectors identified by the Company.

The Composite Intermediate Materials business segment, which is substantially comprised of the various operations acquired by the Company during fiscal 2000, develops, manufactures and markets reinforcements, prepregs (glass or carbon fiber pre-impregnated with resin), specialty resins and manufacturing equipment for the composite manufacturing industry. In addition, this business segment supports the Carbon Fibers business segment by providing composite design and engineering for development of applications for carbon fiber reinforced composites.

The Specialty Products business segment, which is primarily comprised of the Company's Hungarian-based subsidiary, Zoltek Rt., manufactures and markets acrylic fibers, nylon products and industrial materials. Acrylic and nylon fibers currently represent the Specialty Products business segment's primary product line and are used in producing a variety of end products, including clothing and carpet. The segment's products are sold in regional markets, principally in Europe.

The Carbon Fibers segment is located geographically in the United States and Hungary. The Composite Intermediates segment manufactures and markets carbon fiber and glass composite products and filament winding equipment used in the composites industry and is located in the United States. The Specialty Products segment is located in Hungary. The Company markets all of its products globally. The corporate and unallocated assets incur no cost of sales expenses so they have no gross profit or loss to report.

Management evaluates the performance of its operating segments on the basis of operating loss contribution to the Company. The Company's operating segments have the primary responsibility for managing sales, costs of sales and the selling, general and administrative efforts of each of the segments. Therefore, management, in the evaluation of the individual segment's primary performance, considers these costs. The following table presents financial information on the Company's operating segments as of and for the three- and six-month periods ending March 31, 2001 and 2000 (amounts in thousands):

                                                                        THREE MONTHS ENDED MARCH 31, 2001
                                                                        ---------------------------------
                                                                                   (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                               Carbon            Composite         Specialty           and
                                               Fibers          Intermediates        Products       Eliminations         Total
                                            -----------        -------------      -----------      ------------      -----------
Net sales - external                        $     7,591         $     3,503       $     9,926      $         -       $    21,020
Net sales - intersegment                            407                   -                 -             (407)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                              7,998               3,503             9,926             (407)           21,020
Operating income (loss)                          (8,965)             (2,001)              246           (1,246)          (11,966)
Available unused capacity expenses                1,649                   -                 -                -             1,649
Depreciation and amortization expense             1,148                 306               214               20             1,688
Capital expenditures                              1,079                 124               393                -             1,596

                                                                        THREE MONTHS ENDED MARCH 31, 2000
                                                                        ---------------------------------
                                                                                   (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                               Carbon            Composite         Specialty           and
                                               Fibers          Intermediates        Products       Eliminations         Total
                                            -----------        -------------      -----------      ------------      -----------
Net sales - external                        $     7,128         $     2,710       $     9,900      $         -       $    19,738
Net sales - intersegment                             72                   -                 -              (72)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                              7,200               2,710             9,900              (72)           19,738
Operating income (loss)                             (78)               (169)              264             (845)             (828)
Available unused capacity expenses                1,099                   -                 -                -             1,099
Depreciation and amortization expense             1,092                 176               238               29             1,535
Capital expenditures                                294                  84             1,097                -             1,475

                                                                         SIX MONTHS ENDED MARCH 31, 2001
                                                                         -------------------------------
                                                                                   (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                               Carbon            Composite         Specialty           and
                                               Fibers          Intermediates        Products       Eliminations         Total
                                            -----------        -------------      -----------      ------------      -----------
Net sales - external                        $    14,948         $     7,924       $    20,680      $         -       $    43,552
Net sales - intersegment                            777                   -                 -             (777)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                             15,725               7,924            20,680             (777)           43,552
Operating loss                                  (10,041)            (13,523)             (166)          (1,897)          (15,627)
Available unused capacity expenses                3,067                   -                 -                -             3,067
Depreciation and amortization expense             2,267                 607               419               41             3,334
Capital expenditures                              2,214                 677               434                -             3,325








                                                                         SIX MONTHS ENDED MARCH 31, 2000
                                                                         -------------------------------
                                                                                   (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                               Carbon            Composite         Specialty           and
                                               Fibers          Intermediates        Products       Eliminations         Total
                                            -----------        -------------      -----------      ------------      -----------
Net sales - external                        $    12,625         $     4,217       $    20,361      $         -       $    37,203
Net sales - intersegment                            167                   -                 -             (167)                -
                                            -----------         -----------       -----------      ------------      -----------
     Total net sales                             12,792               4,217            20,361             (167)           37,203
Operating income (loss)                            (490)               (797)              926           (1,542)           (1,903)
Available unused capacity expenses                2,088                   -                 -                -             2,088
Depreciation and amortization expense             2,205                 336               477               57             3,075
Capital expenditures                              1,262                 113             2,347                -             3,722

                                                                  TOTAL ASSETS, NET OF DISCONTINUED OPERATIONS
                                                                  --------------------------------------------
                                                                                   (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                               Carbon            Composite         Specialty           and
                                               Fibers          Intermediates        Products       Eliminations         Total
                                            -----------        -------------      -----------      ------------      -----------
March 31, 2001                              $    88,234         $    18,128       $    16,367      $     6,097       $   128,826
September 30, 2000                               89,615              17,513            23,873            3,500           134,501

GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)
                                                                               REVENUES (1)
                                                                             SIX MONTHS ENDED             LONG-LIVED ASSETS (2)
                                                                                 MARCH 31,               MARCH 31,  SEPTEMBER 30,
                                                                             2001         2000              2001        2000
                                                                         -----------  ------------      -----------  -----------
United States............................................................$    18,657  $    14,603       $    61,367  $    64,767
Hungary..................................................................     24,895       22,600            21,812       19,351
                                                                         -----------  -----------       -----------  -----------
Total....................................................................$    43,552  $    37,203       $    83,179  $    84,118
                                                                         ===========  ===========       ===========  ===========

------------------------
(1) Revenues are attributed to the entity recognizing the sale in the interim statements as it is not practical to accumulate every customer's country of domicile on an interim basis.
(2) Property, plant and equipment and goodwill and intangibles, net of accumulated depreciation and amortization are based on country location.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company is an applied technology and advanced materials company. The manufacturing and marketing of carbon fibers is the Company's primary objective. The most significant current application for carbon fibers produced by the Company is for aircraft brake manufacturers who use the Company's fibers as base materials for the carbon/carbon brake systems used in most newly designed aircraft. While this market is stable, profitable and growing, the Company believes a much more significant market is the commercial use of carbon fibers as reinforcement for composites. Zoltek believes it is a leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally corrosion and fatigue resistance, high-strength, low-weight and stiffness.

In developing new commercial applications of reinforcement carbon fibers, the Company's business strategy requires it to reduce production costs, maintain price leadership, assure adequate production capacity and support new commercial markets and application development. To accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, the Company has pursued various initiatives for the Company to act as a catalyst in the development of new low-cost, high volume applications. In fiscal 2000, the Company completed a series of downstream acquisitions as part of its strategy to accelerate the introduction and development of carbon fibers and carbon fiber composites. These acquisitions included: Zoltek Materials Group, Entec Composite Machines and Hardcore Composites.

In November 1999, the Company also acquired SP Systems, which designs composite structures and manufactures composite intermediate materials, used in manufacturing marine and wind energy composite products. SP Systems did not meet its sales and profit forecasts and, as a result, was unable to support the Company's carbon fiber commercialization objectives. Therefore, in November 2000, the Company sold SP Systems to a group consisting of the former Structural Polymer (Holdings) Limited shareholders and a merchant banking firm. The cash proceeds from the sale of SP Systems were used to repay bank debt. This transaction improved the Company's financial condition and allowed the Company's management resources to be refocused on its carbon fibers strategy. In connection with the sale of SP Systems, the Company entered into agreements that provide for various continuing strategic relationships with SP Systems. These agreements include a long-term carbon fiber supply agreement, an agreement to utilize SP Systems' formulations for prepreg and formulated products and a license agreement for the Company to offer SP Systems' proprietary SPRINT composite process technology. Accordingly, the Company's consolidated financial statements for the periods ended March 31, 2000 and 2001 account for SP Systems as a discontinued operation. Unless otherwise indicated, the following discussion relates to the Company's continuing operations. Subsequent to the sale, SP System's operations ceased to be part of the Company's operations and reported results.

During all of fiscal 2000 and the first six months of fiscal 2001, the Company was not operating its carbon fiber production lines at full capacity. During the first two quarters of fiscal 2001, available unused capacity charges were approximately $3.1 million. The Company currently anticipates that it will not operate its lines at full capacity during the remainder of fiscal 2001. While the Company believes it is necessary to maintain available capacity to encourage development of significant new applications for carbon fibers, costs related to the unutilized capacity will adversely impact results of operations at least through the end of fiscal 2001. The Company does, however, anticipate increases in sales from the carbon fiber lines at both the U.S. and Hungarian locations in fiscal 2001.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000
-------------------------------------------------------------------------------

The Company's sales increased 6.5% to $21.0 million in the second quarter of fiscal 2001 from $19.7 million in the second quarter of fiscal 2000. Carbon fiber sales increased 11.1% ($.8 million) to $8.0 million in the second quarter of fiscal 2001 from $7.2 million in the second quarter of fiscal
2000. The carbon fibers sales increase was due to higher sales volumes of product at distressed prices to decrease the inventory levels. Sales of the composite intermediates business segment increased by 29.3% ($.8 million) to $3.5 million in the second quarter of fiscal 2001 from $2.7 million in the second quarter of fiscal 2000. The increase resulted from higher volume in the prepreg markets and the Hardcore Composites acquisition in May 2000. Sales of the Specialty Products business segment were unchanged between the second quarters of 2001 and 2000 at $9.9 million.

Gross profit decreased to a loss of $5.5 million in the second quarter of fiscal 2001 from a profit of $4.4 million in the second quarter of fiscal 2000. The inventory value reduction of $7.5 million to reflect a lower of cost or market adjustment was the most significant component of the gross profit reduction. This inventory value reduction was established due to the intensified overcapacity occurring in the quarter, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory reduction, the gross profit would still have shown a decrease of 53.4% or $2.3 million. Gross profit from carbon fibers decreased $1.8 million in the second quarter of fiscal year 2000 to $1.1 million (excluding the inventory reduction) in the second quarter of fiscal year 2001. Gross margin on carbon fibers before the inventory adjustment decreased to 13.3% of sales for the second quarter of fiscal 2001 compared to 25.4% of sales for the same period of fiscal 2000, due primarily to decreases in the selling prices and product mix changes. Gross profit on the composite intermediates products was a loss of $0.5 million in the second quarter of fiscal 2001 compared to a profit of $.8 million in the second quarter of fiscal 2000. The composite intermediates businesses presently are conducting several development projects that generate little gross margin at current volume levels; such projects are intended to develop applications for carbon fibers. Gross profit on specialty products decreased by $.4 million to $1.4 million in the second quarter of fiscal 2001 compared to a gross profit of $1.8 million for the corresponding quarter in fiscal 2000. Gross margin on specialty products decreased to 14.4% of sales for the second quarter of fiscal 2001 compared to 18.1% of sales for the second quarter of fiscal 2000 due primarily to increases in raw material costs that could not be passed on to customers.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs were approximately $1.6 million during the second quarter of fiscal 2001 and $1.1 million in the second quarter of fiscal 2000. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue at least through the end of fiscal 2001.

Selling, general and administrative expenses increased approximately 17.6%, or $0.7 million, from $4.1 million in the second quarter of fiscal 2000 to $4.8 million in the second quarter of fiscal 2001. The May 2000 acquisition of Hardcore Composites accounted for $.5 million of the increase.

Interest expense was approximately $0.4 million for the second quarter of fiscal 2001 compared to $0.3 million in the same period of fiscal year 2000. The increase in interest expense resulted from the debt incurred as a result of acquisitions and capital expenditures.

During the second quarter of fiscal 2001, the Company reported an income tax expense of $.4 million compared to an income tax benefit of $0.4 million in the second quarter of fiscal 2000. The Company recorded a valuation allowance against the deferred income tax asset of $1.3 million in the second quarter of fiscal 2001 which caused the Company to recognize income tax expense in the second quarter of fiscal 2001 even thought the Company reported net losses during the period. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities as well as statutory income taxes. The statutory income tax rate for operations in Hungary is 9%.

The foregoing resulted in a net loss from continuing operations of $12.5 million for the second quarter of fiscal 2001 compared to a net loss of $0.7 million for the second quarter of fiscal 2000. Similarly, the Company reported a net loss from continuing operations per share of $0.77 and $0.04 on a basic and diluted basis for the second quarter of fiscal 2001 and fiscal 2000, respectively. The weighted average common shares outstanding decreased to 16.3 million for the second quarter of fiscal 2001 compared to
18.7 million for the second quarter of fiscal year 2000 due to the issuance (in November 1999) and retirement (in November 2000) of approximately 2.5 million common shares as partial consideration for the purchase and sale of SP Systems.

The net loss from discontinued operations includes the results of operations of SP Systems and interest costs related to borrowings used to finance the acquisition. The Company did not report any loss on discontinued operations during the second quarter of fiscal 2001 compared to a net operating loss on discontinued operations of $0.4 million during the second quarter of fiscal 2000. The Company reported no loss from discontinued operations in the second quarter of fiscal 2001 compared to $.02 per share on a basic and diluted basis.

The net loss for the second quarter of fiscal 2001 was $12.5 million, or $0.77 per share on a basic and diluted basis, compared to a net loss of $1.1 million, or $0.06 per share in the first quarter of fiscal 2000.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000
---------------------------------------------------------------------------

The Company's sales increased 17.1% to $43.6 million in fiscal year 2001 from $37.2 million in year fiscal 2000. Carbon fiber sales increased 22.9% ($2.9 million) to $15.7 million in fiscal 2001 from $12.8 million in fiscal 2000. The carbon fibers sales increase was due to higher sales volumes at distressed prices to decrease the inventory levels. Sales of the composite intermediates business segment increased by 87.9% ($3.7 million) to $7.9 million in fiscal 2001 from $4.2 million in fiscal 2000. The increase resulted from higher volume in the prepreg markets and a full six months of results in fiscal 2001 from the Entec Composite Machines acquisition that occurred in mid-November 1999 and the Hardcore Composites acquisition in May 2000. Sales of the Specialty Products business segment increased by 1.6% to $20.7 million in fiscal 2001 compared to $20.4 million in fiscal 2000.

Gross profit decreased to a loss of $3.0 million in fiscal 2001 from a profit of $8.1 million in the corresponding period of fiscal 2000. The inventory value reduction of $7.5 million to reflect a lower of cost or market adjustment was the primary component of the gross profit reduction.
This inventory value reduction was established due to the intensified overcapacity occurring in the second quarter of fiscal 2001, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory reduction, the gross profit would still have shown a reduction of 44.5% or $3.6 million. Gross profit from carbon fibers decreased $3.3 million in fiscal year 2000 to $2.6 million (excluding the inventory adjustment) in the second quarter of fiscal year 2001. Gross margin on carbon fibers before the inventory adjustment decreased to 16.7% of sales for fiscal 2001 compared to 25.7% of sales for the same period of fiscal 2000, due primarily to intensified overcapacity which caused decreases in the selling prices as well as product mix changes. Gross profit on composite intermediates was a loss of $0.6 million in the fiscal 2001 period compared to a profit of $.7 million in the fiscal 2000 period. The decrease was attributable to the above-described development projects. Gross profit on specialty products decreased 38.5% or $1.6 million from $4.1 million in fiscal 2000 to $2.5 million in fiscal 2001. Gross margin on specialty products decreased to 12.1% of sales for the fiscal 2001 compared to 20.1% of sales for the second quarter of fiscal 2000 due primarily to increases in raw material costs that could not be passed on to customers.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $3.1 million during the first six months of fiscal 2001 and $2.1 million in the first six months of fiscal 2000. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during fiscal 2001.

Selling, general and administrative expenses increased approximately 20.0%, or $1.6 million, from $7.9 million in the first six months of fiscal 2000 to $9.5 million in first six months of fiscal 2001. The mid-November 2000 acquisition of Entec Composite Machines and the May 2000 acquisition of Hardcore Composites accounted for $2.1 million of selling, general and administrative expenses in fiscal 2001 compared to $0.5 million in the first six months of fiscal 2000.

Interest expense was approximately $1.2 million for fiscal 2001 compared to $0.6 million in the corresponding period of fiscal year 2000. The increase in interest expense resulted from the debt incurred as a result of the acquisitions and capital expenditures. Interest income was $0.4 million for both periods.

During the fiscal 2001 period, the Company reported an income tax benefit of $0.7 million compared to an income tax benefit of $0.9 million in fiscal 2000. The Company recorded a valuation allowance against the deferred income tax asset of $1.3 million in the second quarter of fiscal 2001 that caused the Company to recognize a lower income tax benefit in the fiscal 2001 period even though the Company has reported significantly greater net losses than in the prior year. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities as well as the statutory income taxes. The statutory income tax rate for operations in Hungary is 9%.

The foregoing resulted in a net loss from continuing operations of $15.1 million for fiscal 2001 compared to a net loss of $1.4 million for fiscal 2000. Similarly, the Company reported net loss from continuing operations per share of $0.90 and $0.08 on a basic and diluted basis for fiscal 2001 and fiscal 2000, respectively. The weighted average common shares outstanding decreased to 16.7 million for the first six months of fiscal year 2001 from 18.0 million for the first six months of fiscal year 2000 due to the issuance and retirement of approximately 2.5 million common shares as partial consideration for the purchase and sale of SP Systems.

The net loss from discontinued operations includes the results of operations of SP Systems and interest costs related to borrowings used to finance the acquisition. The net loss on discontinued operations in the first half of fiscal 2001 was $1.8 million and consisted of costs associated with the early repayment of debt and other costs incurred to dispose of SP Systems. During the first half of fiscal 2000, the net loss was $0.9 million. The foregoing resulted in a net loss of $0.10 per share on a basic and diluted basis in the fiscal 2001 period, and $0.05 per share on a basic and diluted basis in the fiscal 2000 period.

The net loss for the first half of fiscal 2001 was $16.8 million, or $1.00 per share on a basic and diluted basis, compared to a net loss of $2.3 million, or $0.13 per share in the year to date period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company reported working capital of $10.1 million at March 31, 2001 compared to working capital of $46.4 million at September 30, 2000. The decrease in working capital from March 31, 2001 to September 30, 2000 was primarily due to the sale of SP Systems and the repayment of approximately $35.4 million of bank debt. Inventories decreased from $31.9 million at September 30, 2000 to $25.1 million at March 31, 2001 primarily due to the lower of cost or market adjustment of $7.5 million. The Company's objective is to significantly decrease carbon fiber inventories during the balance of fiscal 2001 by pursuing an aggressive sales effort in existing markets.

Marketable securities at September 30, 2000 amounted to $1.3 million and were sold during the second quarter of fiscal 2001.

At March 31, 2001, the Company recorded a $7.5 million inventory valuation reserve as of March 31, 2001, to reduce the carrying value of the inventory to realizable value of the inventory. This reserve was established due to intensified overcapacity and distressed pricing across most existing markets for carbon fibers.

Income taxes receivable at March 31, 2001 and September 30, 2000 of $1.5 million consisted of a tax refund claim for loss carrybacks. This refund is expected to be received by the Company in the third quarter of fiscal 2001.

Other assets include a $5.0 million loan receivable, due November 6, 2002, at a rate of 9.5% interest, from SP Systems which was received as part of the sale consideration.

In the second quarter of fiscal 2001, the Company reclassified $27.7 million of existing construction in progress projects that had been completed to their related property, plant and equipment classifications.

In the first quarter of fiscal 2000 the Company acquired Zoltek Materials Group and Entec Composite Machines for approximately $3.4 million cash and the assumption of approximately $2.7 million in debt. In April 2000, the Company acquired a 45%-membership interest in Hardcore Composites Operations LLC ("Hardcore") for $1.4 million cash and a note payable of $1.0 million. The Company entered into an assignment and assumption agreement at the time of the purchase of Hardcore Composite Operations, LLC that requires the Company to guarantee Hardcore's post-closing obligations to the seller. The Company's guarantee relates to obligations of approximately $4.8 million. Upon performance of the obligations, Hardcore will acquire real estate and improvements with an estimated value of more than $5.3 million. The obligations were payable as of April 28, 2001, however, the Company has delayed the transaction pending the sale-leaseback to a third party. The Company expects to fund its obligations through the sales proceeds and, as may be required, under the new credit facility.

In November 1999, the Company entered into a six-year credit facility with Firstar Bank Missouri National Association (Firstar Bank) in the original aggregate amount of $71.0 million. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. The Company amended and restated the credit agreement from Firstar Bank on May 31, 2000, to among other things, reduce the amount of borrowings available (from $71.0 million to $54.0 million) and modify certain financial covenants. The facility, as amended, contains financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. The Company repaid the Firstar Bank term loan of $32.4 million and $3.0 million of the revolving credit loan on November 6, 2000 from the proceeds of the sale of SP Systems. The company's bank credit facility has not been amended to reflect the November 2000 disposition of SP Systems. As a result, at March 31, 2001, the Company was not in compliance with certain financial covenants that assumed continuing ownership of SP Systems. Accordingly, borrowings under this facility have been classified as current.

On May 11, 2001, the Company entered into a new two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The new credit facility is structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In conjunction therewith, the Company repaid Firstar Bank the outstanding revolving credit loan of $9.0 million plus accrued interest. Borrowings under the new revolving credit facility will be based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S.-based subsidiaries. The outstanding loans under the credit facility will bear interest at the prime interest rate. The loan agreement contains financial covenants, including financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. The Company paid $0.035 million as a non-refundable fee to the bank and, in addition, the Company issued warrants to Southwest Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share exercisable at any time during a five year period from the date of the loan.

The Company also has various accounts receivable factoring contracts, bank guarantees and letters of credit outstanding with a Hungarian bank totaling approximately $5.0 million as of March 31, 2001. The Company has received a commitment letter to expand these facilities to $12.0 million with this Hungarian bank. The Company expects to enter into this credit facility in the third quarter of 2001.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications and the expansion of the Company's carbon fibers production capacity. In the first six months of fiscal year 2001, the Company made capital expenditures of $3.3 million for various projects compared to $3.7 million during fiscal year 2000 period. These expenditures were financed principally with cash from the sale of temporary investments and from cash from borrowings.

Since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. These loans are non-recourse loans for the Company's headquarters, the St. Charles manufacturing facility and the Salt Lake City facility. Based on the interest rates and the nature of the loans, the Company plans to repay these loans in accordance with their stated long-term amortization schedules.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At March 31, 2001, the Company did not have any interest rate swap agreements outstanding.
                                    * * *
The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to amend or refinance its existing credit facility, manage growth and acquisitions and increase its carbon fibers sales on a timely basis.

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  The registrant's annual meeting of shareholders was held February 28, 2001. At such meeting, the shareholders considered and voted upon the following:

                  1. James W. Betts and John F. McDonnell were reelected as directors of the registrant, with the results of the voting as follows:

                                                              Votes For     Votes Withheld   Abstain
                                                              ---------     --------------   -------

                                   James W. Betts             15,912,723        3,978         96,039
                                   John F. McDonnell          15,912,223        7,533         96,039

                       The terms of the following directors of the registrant continued after the meeting: Linn H. Bealke, Charles A. Dill, John L. Kardos and Zsolt Rumy.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)  Exhibits:

                       No Exhibits.

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 2001.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Zoltek Companies, Inc.
                                                        (Registrant)

Date:  May 15, 2001                     By:         /s/ JAMES F. WHALEN
       ------------                        -------------------------------------
                                                      James F. Whalen
                                                   Chief Financial Officer