Form 10-Q
period 2001-06-30
ZOLTEK COMPANIES INC
filed 2001-08-14
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549


                            --------------------


                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                            --------------------



For the quarter ended June 30, 2001 Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 14, 2001, 16,285,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                  ZOLTEK COMPANIES, INC.

                                                 CONSOLIDATED BALANCE SHEET
                                                 --------------------------
                                 (Amounts in thousands, except share and per share amounts)
                                                                                                JUNE 30,       SEPTEMBER 30,
ASSETS                                                                                            2001             2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents...............................................................  $      550       $    2,222
     Marketable securities...................................................................           -            1,327
     Accounts receivable, less allowance for doubtful accounts of $606 and
       $899, respectively....................................................................      14,035           14,063
     Inventories.............................................................................      27,553           31,876
     Prepaid expenses........................................................................       1,150              500
     Other receivables.......................................................................         550              321
     Refundable income taxes.................................................................         208            1,556
     Net assets of discontinued operations held for sale.....................................           -           57,360
                                                                                               ----------       ----------
          Total current assets...............................................................      44,046          109,225
Property and equipment, net..................................................................      81,781           81,922
Intangible assets, net (including goodwill)..................................................       2,190            2,196
Other assets.................................................................................       5,578            1,548
                                                                                               ----------       ----------
          Total assets.......................................................................  $  133,595       $  194,891
                                                                                               ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt....................................................  $    2,309       $   10,751
     Trade accounts payable..................................................................      12,903            9,169
     Accrued expenses and other liabilities..................................................       4,789            4,451
     Net current maturities of long-term debt for extinguishment with
       discontinued operations...............................................................           -           35,375
                                                                                               ----------       ----------
          Total current liabilities..........................................................      20,001           59,746
Other long-term liabilities..................................................................         467              379
Long-term debt, less current maturities......................................................      23,525            9,697
Deferred income taxes........................................................................          83            1,429
                                                                                               ----------       ----------
          Total liabilities..................................................................      44,076           71,251
                                                                                               ----------       ----------
Majority interest in consolidated partnership................................................           -              829
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.......................................................           -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,285,338 and 18,701,331 shares issued and outstanding, respectively.................         188              187
     Additional paid-in capital..............................................................     127,976          127,690
     Retained earnings.......................................................................       1,431           22,500
     Treasury common stock at cost (2,514,993 and 15,000 shares, respectively)...............     (19,181)            (118)
     Accumulated other comprehensive loss....................................................     (20,895)         (27,448)
                                                                                               ----------       ----------
          Total shareholders' equity.........................................................      89,519          122,811
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ........................................  $  133,595       $  194,891
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

                                                      ZOLTEK COMPANIES, INC.

                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                               ------------------------------------
                                           (Amounts in thousands, except per share data)
                                                           (Unaudited)

                                                                        THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                                                        ---------------------------    --------------------------
                                                                              2001        2000              2001         2000
---------------------------------------------------------------------------------------------------------------------------------

Net sales..............................................................  $    18,710  $    20,415       $    62,262  $    57,618
Cost of sales..........................................................       15,274       16,386            61,828       45,484
                                                                         -----------  -----------       -----------  -----------
     Gross profit......................................................        3,436        4,029               434       12,134
Available unused capacity costs........................................        1,821        1,310             4,888        3,398
Goodwill amortization..................................................           27            5                80            5
Selling, general and administrative expenses...........................        5,467        4,251            14,972       12,171
                                                                         -----------  -----------       -----------  -----------
     Operating loss from continuing operations.........................       (3,879)      (1,537)          (19,506)      (3,440)
Other income (expense):
     Interest expense..................................................         (444)        (321)           (1,635)        (918)
     Interest income...................................................          155           90               547          442
     Other, net........................................................           22           73              (145)         (66)
                                                                         -----------  -----------       -----------  -----------
Loss from continuing operations before income taxes....................       (4,146)      (1,695)          (20,739)      (3,982)
Provision (benefit) for income taxes...................................           94         (585)             (601)      (1,456)
                                                                         -----------  -----------       -----------  -----------
     Net loss from continuing operations before
       majority interest in consolidated partnership...................       (4,240)      (1,110)          (20,138)      (2,526)
Majority interest in loss of consolidated partnership..................            -          145               829          145
                                                                         -----------  -----------       -----------  -----------
     Net loss from continuing operations.................,.............       (4,240)        (965)          (19,309)      (2,381)
Discontinued operations:
     Loss from discontinued operations, net of taxes...................            -         (404)                -       (1,295)
     Loss on disposal of discontinued operations, net of taxes.........            -            -            (1,760)           -
                                                                         -----------  -----------       -----------  -----------
       Loss on discontinued operations, net............................            -         (404)           (1,760)      (1,295)
                                                                         -----------  -----------       -----------  -----------
Net loss...............................................................       (4,240)      (1,369)          (21,069)      (3,676)
                                                                         ===========  ===========       ===========  ===========

Net loss per share:
     Basic and diluted loss per share:
         Continuing operations.........................................  $     (0.26) $     (0.05)      $     (1.16) $     (0.13)
         Discontinued operations.......................................            -        (0.02)            (0.11)       (0.07)
                                                                         -----------  -----------       -----------  -----------
         Total.........................................................  $     (0.26) $     (0.07)      $     (1.27) $     (0.20)
                                                                         ===========  ===========       ===========  ===========
Weighted average common and common equivalent shares outstanding:
     Basic.............................................................       16,284       18,701            16,592       18,245
     Diluted...........................................................       16,305       18,778            16,613       18,348

                   The accompanying notes are an integral part of the consolidated financial statements.

                                                    ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ------------------------------------
                                                    (Amounts in thousands)
                                                         (Unaudited)
                                                                                                NINE MONTHS ENDED JUNE 30,
                                                                                                --------------------------
                                                                                                  2001             2000
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss..............................................................................  $   (21,069)     $    (3,676)
      Adjustments to reconcile net loss to net cash used by operating activities:
           Loss from discontinued operations................................................        1,760            1,295
           Depreciation and amortization....................................................        5,055            4,637
           Other, net.......................................................................          (97)              86
           Changes in assets and liabilities:
                 Decrease in accounts receivable............................................          453              110
                 (Increase) decrease in inventories.........................................        4,852           (4,513)
                 (Increase) in prepaid expenses and other assets............................         (623)          (1,320)
                 Increase in trade accounts payable.........................................        3,394            1,811
                 Increase (decrease) in accrued expenses and other liabilities..............         (397)           1,501
                 Change in income taxes payable/refundable and deferred taxes...............          493             (602)
                 Other changes in assets and liabilities....................................          (88)            (338)
                                                                                              -----------      -----------
                      Total adjustments.....................................................       14,802            2,667
                                                                                              -----------      -----------
      Net cash used by continuing operations................................................       (6,267)          (1,009)
      Net cash used by discontinued operations..............................................            -           (1,447)
                                                                                              -----------      -----------
Net cash used by operating activities.......................................................       (6,267)          (2,456)
                                                                                              -----------      -----------
Cash flows from investing activities:
      Payments for purchase of Zoltek Intermediates companies, net of cash acquired.........            -           (5,189)
      Payments for purchase of property and equipment.......................................       (4,949)          (5,185)
      Sale of marketable securities.........................................................        1,483            5,705
      Other investing activities, net.......................................................           79              104
                                                                                              -----------      -----------
           Net cash used by continuing operations...........................................       (3,387)          (4,565)
           Net cash provided (used) by discontinued operations..............................       37,924          (33,582)
                                                                                              -----------      -----------
Net cash provided (used) by investing activities............................................       34,537          (38,147)
                                                                                              -----------      -----------
Cash flows from financing activities:
           Proceeds (purchase) from exercise of stock options and warrants..................          287             (181)
           Proceeds from issuance of notes payable..........................................       14,486           45,757
           Repayment of notes payable.......................................................      (44,713)          (3,688)
                                                                                              -----------      -----------
      Net cash provided (used) by continuing operations.....................................      (29,940)          41,888
      Net cash used by discontinued operations..............................................            -           (3,788)
                                                                                              -----------      -----------
Net cash provided (used) by financing activities............................................      (29,940)          38,100
                                                                                              -----------      -----------
Effect of exchange rate changes on cash.....................................................           (2)            (343)
                                                                                              -----------      -----------
Net decrease in cash........................................................................       (1,672)          (2,846)
Cash and cash equivalents at beginning of period............................................        2,222            4,250
                                                                                              -----------      -----------
Cash and cash equivalents at end of period..................................................  $       550      $     1,404
                                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid (received) during the period for:
      Interest, including discontinued operations...........................................  $     2,201      $     2,316
      Income taxes..........................................................................  $    (1,037)     $       451
Non-cash financing activities:
      Issuance (return) of common stock from SP Systems acquisition.........................  $   (19,062)     $    27,500

                The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------


1.  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 2000 Annual Report, which includes consolidated financial statements, and notes thereto for the fiscal year ended September 30, 2000. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001.

2.  PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Zoltek Materials Group, Inc. ("Zoltek Materials Group"), Engineering Technology Corporation ("Entec Composite Machines"), and a 45%-membership interest in Hardcore Composites Operations, LLC ("Hardcore") which is reported as a consolidated subsidiary due to the Company's operational control. From November 1999 to November 2000, the Company also owned Structural Polymer (Holdings) Limited ("SP Systems").

The consolidated balance sheets of the Company's current and former international subsidiaries, Structural Polymer (Holdings) Limited and
Zoltek Rt., were translated from British Pounds and Hungarian Forints, respectively, to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect during the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. and SP Systems are included in the results of operations. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles and on a consistent basis with the consolidated financial statements as of and for the year ended September 30, 2000. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

On November 6, 2000, the Company sold SP Systems to a group consisting of the original shareholders and a merchant banking firm. In connection with the sale, the Company received $30.0 million in cash, an interest-bearing note receivable of $5.0 million, the return of 2.5 million shares of the Company's common stock valued at $7.625 per share ($19.1 million aggregate value) and was repaid approximately $7.9 million consisting of intercompany loans, accrued interest and closing expenses. Cash proceeds from the sale and repayment of the intercompany balances were used to retire $35.4 million of bank debt ($30.0 million initial financing and $5.4 million of working capital) and pay interest of $0.8 million. In connection with the sale of SP Systems, the Company recorded a loss of $1.8 million, net of tax in the quarter ended December 31, 2000 related to costs incurred to dispose of SP Systems and the early repayment of debt. The Company also entered into a 10-year carbon fiber supply agreement and certain technology license agreements with SP Systems.

4.  ACQUISITIONS

During the first and third quarters of fiscal 2000, the Company acquired a series of downstream businesses which now comprise its Composite
Intermediates business segment. The businesses acquired included Zoltek Materials Group, Entec Composite Machines and Hardcore.

The Company acquired Zoltek Materials Group and Entec Composite Machines in the first quarter of fiscal 2000 for an aggregate purchase price of $4.0 million in cash. The Company also assumed certain liabilities at acquisition and provided working capital and credit facilities for the acquired companies.

In the third quarter of fiscal 2000, the Company acquired a 45%-preferred membership interest in Hardcore, for $1.4 million in cash and guaranteed a note payable of $1.0 million. The Company also provided additional funding for working capital. The Company has the option to purchase the remaining interest in 2002 based upon a pre-determined formula. The financial statements of Hardcore are consolidated with the Company due to the ability to directly control the operations. Due to losses incurred at Hardcore subsequent to acquisition, majority interest in consolidated partnerships was $0 at June 30, 2001 compared to $829,000 at September 30, 2000. As part of the Hardcore acquisition agreement, the Company must absorb all losses once Hardcore is in a deficit position. The Company will be repaid for this absorption out of future Hardcore earnings; however, due to the inability to predict future earnings at Hardcore, no asset is being recognized at this time. Prospectively, all losses at Hardcore will be recognized by the Company.

These acquisitions were accounted under the purchase method of accounting and are included in the Company's consolidated financial statements from the date of acquisition. The purchase prices were allocated to the fair value of the assets acquired. The excess of the amount paid for the businesses over the fair value of the assets acquired was recognized as goodwill and is being amortized over 15 years.

Set forth below is aggregate selected unaudited purchase price data of the acquired companies at the dates of acquisition.

                                                                      TOTAL
                                                                    ----------
      Fair value of assets and liabilities acquired:
         Current assets............................................ $    2,631
         Long-term assets..........................................      9,034
         Goodwill and intangibles..................................      1,898
         Liabilities...............................................     (8,704)
                                                                    ----------
              Net purchase price................................... $    4,859
                                                                    ==========

Set forth below is selected unaudited pro forma combined results of operations data of the Company for the nine months ended June 30, 2000, as if the acquisitions had been completed as of October 1, 1999. The pro forma combined financial information set forth below is not necessarily indicative of future results of operations or results of operations that would have been reported for the periods indicated had the transactions actually occurred on that date (amounts in thousands, except per share data).

                                                                   (Unaudited)
                                                                NINE MONTHS ENDED
                                                                     JUNE 30,
                                                                       2000
                                                                -----------------
          Net sales............................................     $   58,391
          Net loss from continuing operations..................         (2,397)
          Net loss per share from continuing operations -
            basic and diluted..................................     $     (.13)

5.  COMPREHENSIVE LOSS

Comprehensive loss was as follows for the nine-month period ended (in thousands):

                                                                           JUNE 30,
                                                                    2001             2000
                                                                 -----------      -----------
                                                                 (Unaudited)      (Unaudited)

          Net loss.............................................  $   (21,069)     $    (3,676)
          Other comprehensive income (loss)....................        1,405           (3,965)
                                                                 -----------      -----------
          Comprehensive loss...................................  $   (19,664)     $    (7,641)
                                                                 ===========      ===========


6.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                                   JUNE 30,      SEPTEMBER 30,
                                                                     2001             2000
                                                                 (Unaudited)      (Unaudited)
                                                                 -----------     -------------

              Raw materials....................................  $     5,826      $     7,930
              Work-in-process..................................        2,349            1,516
              Finished goods...................................       18,668           20,893
              Supplies, spares and other.......................          710            1,537
                                                                 -----------      -----------
                                                                 $    27,553      $    31,876
                                                                 ===========      ===========

The Company recorded a $7.5 million inventory valuation reserve during the quarter ended March 31, 2001 to reduce the carrying value of the inventory to net realizable value of the inventory. This reserve was established due to the intensified overcapacity occurring in the quarter, which caused distressed pricing across most existing markets for carbon fibers.

7.  DEBT

In November 1999, the Company entered into a six-year credit facility with a commercial bank in an original aggregate amount of $71.0 million. The Company paid $0.71 million as a nonrefundable fee for the arrangement of the credit facility. The Company amended and restated the credit agreement on May 31, 2000, to among other things, reduce the amount of borrowings available (from $71.0 million to $54.0 million) and modify certain financial covenants. The facility, as amended, contained financial covenants, including financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. The Company repaid the term loan of $32.4 million and $3.0 million of the revolving credit loan on November 6, 2000 from the proceeds of the sale of SP Systems.

On May 11, 2001, the Company entered into a new two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The new credit facility is structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In conjunction therewith, the Company repaid the prior bank the outstanding revolving credit loan of $9.0 million plus accrued interest. Borrowings under the new revolving credit facility will be based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S.-based subsidiaries. The outstanding loans under the credit facility will bear interest at the prime interest rate. The loan agreement contains financial covenants, including financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. The Company paid $35,000 as a non-refundable fee to Southwest Bank. In addition, the Company issued warrants to Southwest Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share exercisable at any time during a five-year period from the date of the loan.

On May 18, 2001, the Company's Hungarian subsidiary also entered into an expanded credit facility (to $12.0 million from $6.0 million) with Raiffeisen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility.

8.  COMMITMENTS AND CONTINGENCIES

The Company entered into an assignment and assumption agreement at the time of the purchase of Hardcore that requires the Company to guarantee Hardcore's post-closing obligations to the seller. The Company's guarantee relates to obligations of approximately $4.8 million. Upon performance of the obligations, Hardcore will acquire real estate and improvements with an estimated value of approximately that amount. The obligations were payable as of April 28, 2001, however, these transactions have not yet been completed pending the negotiated modifications of those arrangements with the seller and completion of the related real estate transaction.

9.  SEGMENT INFORMATION

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

The Composite Intermediate Materials business segment develops, manufactures and markets reinforcements, prepregs (glass or carbon fiber pre-impregnated with resin), specialty resins and manufacturing equipment for the composite manufacturing industry. In addition, this business segment supports the Carbon Fibers business segment by providing composite design and engineering for development of applications for carbon fiber reinforced composites.

The Specialty Products business segment, which is comprised of the Company's Hungarian-based subsidiary, Zoltek Rt., manufactures and markets acrylic fibers, nylon products and industrial materials. Acrylic and nylon fibers currently represent the Specialty Products business segment's primary product line and are used in producing a variety of end products, including clothing and carpet. The segment's products are sold in regional markets, principally in Europe.

The Carbon Fibers segment is located geographically in the United States and Hungary. The Composite Intermediates segment is located in the United States. The Specialty Products segment is located in Hungary. The Company markets all of its products globally. The corporate and unallocated assets incur no cost of sales expenses so they have no gross profit or loss to report.

Management evaluates the performance of its operating segments on the basis of operating profit (loss) contribution to the Company. The Company's operating segments have the primary responsibility for managing sales, costs of sales and the selling, general and administrative efforts of each of the segments. Therefore, management, in the evaluation of the individual segment's primary performance, considers these costs. The following table presents financial information on the Company's operating segments as of and for the three- and nine-month periods ending June 30, 2001 and 2000
(amounts in thousands):


                                                                        THREE MONTHS ENDED JUNE 30, 2001
                                                                        --------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                              Carbon              Composite        Specialty           and
                                              Fibers            Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      -------------     -----------
Net sales - external                        $     5,216         $     4,198       $     9,296      $         -       $    18,710
Net sales - intersegment                            199                   -                 -             (199)                -
                                            -----------         -----------       -----------      ------------      -----------
     Total net sales                              5,415               4,198             9,296             (199)           18,710
Operating income (loss)                          (1,720)             (1,453)              614           (1,320)           (3,879)
Available unused capacity expenses                1,821                   -                 -                -             1,821
Depreciation and amortization expense             1,205                 305               190               21             1,721
Capital expenditures                                893                  35               697                -             1,625




                                                                        THREE MONTHS ENDED JUNE 30, 2000
                                                                        --------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                              Carbon              Composite        Specialty           and
                                              Fibers            Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      -------------     -----------
Net sales - external                        $     6,885         $     3,911       $     9,619      $         -       $    20,415
Net sales - intersegment                             77                   -                 -              (77)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                              6,962               3,911             9,619              (77)           20,415
Operating income (loss)                            (534)               (594)               12             (421)           (1,537)
Available unused capacity expenses                1,310                   -                 -                -             1,310
Depreciation and amortization expense             1,066                 214               263               19             1,562
Capital expenditures                              1,091                 401                 -                -             1,492

                                                                         NINE MONTHS ENDED JUNE 30, 2001
                                                                         -------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                              Carbon              Composite        Specialty           and
                                              Fibers            Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      -------------     -----------
Net sales - external                        $    20,164         $    12,122       $    29,976      $         -       $    62,262
Net sales - intersegment                            976                   -                 -             (976)                -
                                            -----------         -----------       -----------      ------------      -----------
     Total net sales                             21,140              12,122            29,976             (976)           62,262
Operating income (loss)                         (11,761)             (4,976)              448           (3,217)          (19,506)
Available unused capacity expenses                4,888                   -                 -                -             4,888
Depreciation and amortization expense             3,472                 912               609               62             5,055
Capital expenditures                              3,107                 711             1,131                -             4,949

                                                                         NINE MONTHS ENDED JUNE 30, 2000
                                                                         -------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                              Carbon              Composite        Specialty           and
                                              Fibers            Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      -------------     -----------
Net sales - external                        $    19,510         $     8,128       $    29,980      $         -       $    57,618
Net sales - intersegment                            244                   -                 -             (244)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                             19,754               8,128            29,980             (244)           57,618
Operating income (loss)                          (1,024)             (1,391)              938           (1,963)           (3,440)
Available unused capacity expenses                3,398                   -                 -                -             3,398
Depreciation and amortization expense             3,271                 550               740               76             4,637
Capital expenditures                              2,353                 514             2,318                -             5,185


                                                                  TOTAL ASSETS, NET OF DISCONTINUED OPERATIONS
                                                                  --------------------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                              Carbon              Composite        Specialty           and
                                              Fibers            Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      -------------     -----------
June 30, 2001                               $    87,221         $    17,897       $    24,158      $     4,318       $   133,595
September 30, 2000                               89,615              17,513            26,903            3,500           137,531

GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)

                                                                               REVENUES (1)
                                                                            NINE MONTHS ENDED             LONG-LIVED ASSETS (2)
                                                                           JUNE 30,    JUNE 30,          JUNE 30,   SEPTEMBER 30,
                                                                             2001        2000              2001         2000
                                                                         -----------  -----------       ----------- -------------

United States..........................................................  $    26,721  $    23,192       $    60,048  $    64,767
Hungary................................................................       35,541       34,426            23,923       19,351
                                                                         -----------  -----------       -----------  -----------
Total..................................................................  $    62,262  $    57,618       $    83,971  $    84,118
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Zoltek is an applied technology and advanced materials company. The manufacturing and marketing of carbon fibers is the Company's primary objective. The most significant current application for carbon fibers produced by the Company is for aircraft brake manufacturers who use the Company's fibers as base materials for the carbon/carbon brake systems used in most newly designed aircraft. While this market is stable, profitable and growing, the Company believes a much more significant market potential is the commercial use of carbon fibers as reinforcement for composites. Zoltek believes it is a leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally corrosion and fatigue resistance, high-strength, low-weight and stiffness.

In developing new commercial applications for reinforcement carbon fibers, the Company's business strategy requires it to reduce production costs, maintain price leadership, assure adequate production capacity and support new commercial markets and application development. To accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, the Company has pursued various initiatives to act as a catalyst in the development of new low-cost, high volume applications. In fiscal 2000, the Company completed a series of downstream acquisitions as part of its strategy to accelerate the introduction and development of carbon fibers and carbon fiber composites. These acquisitions included: Zoltek Materials Group, Entec Composite Machines and Hardcore Composites.


In November 1999, the Company also acquired SP Systems, which designs composite structures and manufactures composite intermediate materials, used in manufacturing marine and wind energy composite products. SP Systems did not meet its sales and profit forecasts and, as a result, was unable to support the Company's carbon fiber commercialization objectives. Therefore, in November 2000, the Company sold SP Systems to a group consisting of the former Structural Polymer (Holdings) Limited shareholders and a merchant banking firm. The cash proceeds from the sale of SP Systems were used to repay bank debt. In connection with the sale of SP Systems, the Company entered into agreements that provide for various continuing strategic relationships with SP Systems. These agreements include a long-term carbon fiber supply agreement, an agreement to utilize SP Systems' formulations for prepreg and formulated products and a license agreement for the Company to offer SP Systems' proprietary SPRINT composite process technology. Accordingly, the Company's consolidated financial statements for the periods ended June 30, 2000 and 2001 account for SP Systems as a discontinued operation. Unless otherwise indicated, the following discussion relates to the Company's continuing operations. Subsequent to the sale, SP System's operations ceased to be part of the Company's operations and reported results.

During all of fiscal 2000 and the first nine months of fiscal 2001, the Company was not operating its carbon fiber production lines at full capacity. During the first nine months of fiscal 2001, available unused capacity charges were approximately $4.9 million. While the Company believes it is necessary to maintain available capacity to encourage development of significant new applications for carbon fibers, costs related to the unutilized capacity will continue to adversely impact results of operations in fiscal 2002. The Company does, however, anticipate increases in sales from the carbon fiber lines at both the U.S. and Hungarian locations in fiscal 2002.

A significant portion of the Company's expenses is attributable to customer-driven application and process development projects. The Company regards these development costs as critical investments to the future large-scale commercialization of carbon fibers and carbon fiber composites. Current customer-driven application and development projects are focused in the automotive industry, the oilfield / marine industry, the materials handling products industry and plastics industry among others.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
-----------------------------------------------------------------------------

The Company's sales decreased 8.4% to $18.7 million in the third quarter of fiscal 2001 from $20.4 million in the third quarter of fiscal 2000. Carbon fiber sales decreased 24.2% ($1.7 million) to $5.2 million in the third quarter of fiscal 2001 from $6.9 million in the third quarter of fiscal 2000. The carbon fibers sales decrease was due to competition from continued sales of excess aerospace-grade carbon fiber at below-cost pricing, changes in product mix and by the deferral of orders from certain large customers. Based on indicated demand, the Company anticipates the return to historical levels of sales to large customers in future quarters. Sales of the composite intermediates business segment increased by 7.3% ($.3 million) to $4.2 million in the third quarter of fiscal 2001 from $3.9 million in the third quarter of fiscal 2000. The increase resulted from higher volume in the prepreg markets and the Hardcore acquisition in May 2000. Overall, this segment is meeting its strategic objective of accelerating the introduction of and demand for carbon fibers and carbon fiber composites in low-cost, high volume applications. Sales of the specialty products business segment decreased modestly (3.4% or $.3 million) to $9.3 million in the third quarter of fiscal 2001 from $9.6 million in the third quarter of fiscal 2000.

Gross profit decreased to $3.4 million in the third quarter of fiscal 2001 from a profit of $4.0 million in the third quarter of fiscal 2000. Gross profit from carbon fibers was $1.5 million in the third quarter of fiscal year 2001 or a decrement of $0.4 million from the third quarter of fiscal 2000, due primarily to a decrease in selling prices, product mix changes, and the deferral of orders from certain large customers. Gross profit from composite intermediates products was $0.3 million in the third quarter of fiscal 2001 compared to a profit of $0.6 million in the third quarter of fiscal 2000. These downstream businesses continue to actively participate in several development projects that generate little gross margin at current volume levels; however, such projects are intended to develop applications for carbon fibers. Gross profit on specialty products remained unchanged between the third quarter of 2001 and 2000 at $1.6 million.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facility. These costs include depreciation and other overhead associated with the unused capacity. These costs were approximately $1.8 million during the third quarter of fiscal 2001 and $1.3 million in the third quarter of fiscal 2000. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue into fiscal 2002.

Selling, general and administrative expenses increased approximately 28.6%, or $1.2 million, from $4.3 million in the third quarter of fiscal 2000 to $5.5 million in the third quarter of fiscal 2001. The increase was mainly due to the inclusion of Hardcore for a full quarter in the third quarter of 2001 and to increased research and development costs, including associated personnel costs for customer-driven applications and process development projects.

During the third quarter of fiscal 2001, the Company reported an income tax expense of $0.1 million compared to an income tax benefit of $0.6 million in the third quarter of fiscal 2000. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities as well as statutory income taxes. The statutory income tax rate for operations in Hungary is 9%.

The foregoing resulted in a net loss from continuing operations of $4.2 million for the third quarter of fiscal 2001 compared to a net loss of $1.0 million for the third quarter of fiscal 2000. Similarly, the Company reported a net loss from continuing operations per share of $0.26 and $0.05 on a basic and diluted basis for the third quarter of fiscal 2001 and fiscal 2000, respectively. The weighted average common shares outstanding decreased to 16.3 million for the third quarter of fiscal 2001 compared to 18.7 million for the third quarter of fiscal year 2000 due to the retirement (in November 2000) of approximately 2.5 million common shares as partial consideration for the purchase and sale of SP Systems.

The net loss from discontinued operations includes the results of operations of SP Systems and interest costs related to borrowings used to finance the acquisition. The Company did not report any loss on discontinued operations during the third quarter of fiscal 2001 compared to a net operating loss on discontinued operations of $0.4 million during the third quarter of fiscal 2000. The Company reported no loss per share from discontinued operations in the third quarter of fiscal 2001 compared to loss of $0.02 per share on a basic and diluted basis for the third quarter of fiscal 2000.

The net loss for the third quarter of fiscal 2001 was $4.2 million, or $0.26 per share on a basic and diluted basis, compared to a net loss of $1.4 million, or $0.07 per share in the third quarter of fiscal 2000.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000
---------------------------------------------------------------------------

The Company's sales increased 8.1% to $62.3 million in fiscal year 2001 from $57.6 million in year fiscal 2000. Carbon fiber sales increased 3.4% ($0.7 million) to $20.2 million in fiscal 2001 from $19.5 million in fiscal 2000. The carbon fibers sales increase was due to significantly higher sales volumes at lower average sales prices due to product mix changes, and competition from continued sales of excess aerospace-grade carbon fiber at below-cost pricing offset by the deferral of orders from certain large customers during the third quarter. Sales of the composite intermediates business segment increased by 49.1% ($4.0 million) to $12.1 million in fiscal 2001 from $8.1 million in fiscal 2000. The increase resulted from higher volume in the prepreg markets and a full nine months of results in fiscal 2001 from the Entec Composite Machines acquisition that occurred in mid-November 1999 and the Hardcore acquisition in May 2000. Sales of the specialty products business segment remained flat at $30.0 million in fiscal 2001 and fiscal 2000.

Gross profit decreased to $0.4 million in fiscal 2001 from a profit of $12.1 million in the corresponding period of fiscal 2000. The inventory value reduction of $7.5 million recorded in the second quarter of fiscal 2001 to reflect a lower of cost or market adjustment was the primary component of the gross profit reduction. This inventory value reduction was established due to the intensified overcapacity occurring in the second quarter of fiscal 2001, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory reduction, the gross profit would have been $7.9 million or a 35% reduction year over year. Gross profit from carbon fibers decreased $8.5 million from fiscal year 2000 to a loss of $3.3 million in fiscal year 2001, primarily due to the inventory value reduction. Gross margin on carbon fibers before the inventory adjustment decreased to 19.7% of sales for fiscal 2001 compared to 26.2% of sales for the same period of fiscal 2000, due primarily to intensified overcapacity which caused decreases in the selling price as well as product mix changes. Gross profit on composite intermediates was a loss of $0.4 million in the fiscal 2001 period compared to a profit of $1.3 million in the fiscal 2000 period. The decrease was attributable to the above-described development projects. Gross profit on specialty products decreased 27.0% or $1.5 million from $5.6 million in fiscal 2000 to $4.1 million in fiscal 2001. Gross margin on specialty products decreased to 13.7% of sales for the fiscal 2001 compared to 18.8% of sales for the fiscal 2000 due primarily to increases in raw material costs that could not be passed on to customers.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs include depreciation and other overhead associated with the unused capacity. These costs were approximately $4.9 million during the first nine months of fiscal 2001 and $3.4 million in the first nine months of fiscal 2000. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue into fiscal 2002.

Selling, general and administrative expenses increased approximately 23.0%, or $2.8 million, from $12.2 million in the first nine months of fiscal 2000 to $15.0 million in first nine months of fiscal 2001. The mid-November 2000 acquisition of Entec Composite Machines and the May 2000 acquisition of Hardcore accounted for $2.0 million of this increase with the balance attributed to increased research and development costs.

During fiscal 2001, the Company reported an income tax benefit of $0.6 million compared to an income tax benefit of $1.5 million in fiscal 2000. The Company recorded a valuation allowance against the deferred income tax asset of $1.3 million in the second quarter of fiscal 2001 that caused the Company to recognize a lower income tax benefit in the fiscal 2001 period even though the Company has reported significantly greater net losses than in the prior year. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities as well as the statutory income taxes. The statutory income tax rate for operations in Hungary is 9%.

The foregoing resulted in a net loss from continuing operations of $19.3 million for fiscal 2001 compared to a net loss of $2.4 million for fiscal 2000. Similarly, the Company reported net loss from continuing operations per share of $1.16 and $0.13 on a basic and diluted basis for fiscal 2001 and fiscal 2000, respectively. The weighted average common shares outstanding decreased to 16.6 million for the first nine months of fiscal year 2001 from 18.2 million for the first nine months of fiscal year 2000 due to the issuance and retirement of approximately 2.5 million common shares as partial consideration for the purchase and sale of SP Systems.

The net loss from discontinued operations includes the results of operations of SP Systems and interest costs related to borrowings used to finance the acquisition. The net loss on discontinued operations in the first nine months of fiscal 2001 was $1.8 million and consisted of costs associated with the early repayment of debt and other costs incurred to dispose of SP Systems. During the first nine months of fiscal 2000, the Company reported a net loss from discontinued operations of $1.3 million. The foregoing resulted in a net loss of $0.11 per share on a basic and diluted basis in the fiscal 2001 period, and $0.07 per share on a basic and diluted basis in the fiscal 2000 period.

The net loss for the first nine months of fiscal 2001 was $21.1 million, or $1.27 per share on a basic and diluted basis, compared to a net loss of $3.7 million, or $0.20 per share in the year-to-date period of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company reported working capital of $24.0 million at June 30, 2001 compared to working capital of $49.5 million at September 30, 2000. The decrease in working capital from September 30, 2000 to June 30, 2001 was primarily due to the sale of SP Systems and the repayment of approximately $35.4 million of bank debt. Inventories decreased from $31.9 million at September 30, 2000 to $27.6 million at June 30, 2001 primarily due to the lower of cost or market adjustment. The Company's continuing operations used $6.3 million of cash during the first nine months of fiscal 2001 versus $1.0 million in the corresponding period of the prior fiscal year. The Company will fund its continuing operations prospectively from a combination of borrowing from its credit facilities, achieving cash neutrality at its composite intermediates business segment and closely managing its working capital. The Company's objective is to decrease carbon fiber inventories during the balance of fiscal 2001 and into fiscal 2002 by pursuing an aggressive sales effort in existing and new markets.

Marketable securities at September 30, 2000 amounted to $1.3 million and were sold during the second quarter of fiscal 2001.

Income taxes receivable were $0.2 million at June 30, 2001 and $1.5 million at September 30, 2000. A tax refund of $1.3 million for loss carry-backs was received by the Company in the third quarter of fiscal 2001.

Other assets include a $5.0 million loan receivable, due November 6, 2002, at a rate of 9.5% interest, from SP Systems which was received as part of the sale consideration.

In the second quarter of fiscal 2001, the Company reclassified $27.7 million of existing construction in progress projects that had been completed to their related property, plant and equipment classifications. Depreciation on these completed projects commenced in the current quarter.

In the first quarter of fiscal 2000, the Company acquired Zoltek Materials Group and Entec Composite Machines for approximately $3.4 million cash and the assumption of approximately $2.7 million in debt. In April 2000, the Company acquired a 45% membership interest in Hardcore Composites Operations LLC ("Hardcore") for $1.4 million cash and a note payable of $1.0 million. The Company entered into an assignment and assumption agreement at the time of the purchase of Hardcore that requires the Company to guarantee Hardcore's post-closing obligations to the seller. The Company's guarantee relates to obligations of approximately $4.8 million. Upon performance of the obligations, Hardcore will acquire real estate and improvements with an estimated value of approximately that amount. The obligations were payable as of April 28, 2001, however, these transactions have not yet been completed pending the outcome of negotiations regarding possible modification of those arrangements with the seller and completion of related financing.

On May 11, 2001, the Company entered into a new two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The new credit facility is structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In conjunction therewith, the Company repaid the prior lender the outstanding revolving credit loan of $9.0 million plus accrued interest. Borrowings under the new revolving credit facility will be based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S.-based subsidiaries. The outstanding loans under the credit facility will bear interest at the prime interest rate. The loan agreement contains financial covenants, including financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. The Company paid $35,000 as a non-refundable fee to Southwest Bank and, in addition, the Company issued warrants to Southwest Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share exercisable at any time during a five year period from the date of the loan.

On May 18, 2001, the Company's Hungarian subsidiary also entered into an expanded credit facility (to $12.0 million from $6.0 million) with Raiffeisen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility.

Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications and the expansion of the Company's carbon fibers production capacity. In the first nine months of fiscal year 2001, the Company made capital expenditures of $4.9 million for various projects compared to $5.2 million during fiscal year 2000. These expenditures were financed principally with cash from the sale of temporary investments and from cash from borrowings.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At June 30, 2001, the Company did not have any interest rate swap agreements outstanding.

                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to comply with its obligations under its existing credit facility, manage growth and acquisitions and increase its carbon fibers sales on a timely basis.

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)  Exhibits:
                       10.1 Credit Agreement between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composite Operations, LLC, dated May 11, 2001

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 2001.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Zoltek Companies, Inc.
                                                  (Registrant)

Date:  August 14, 2001          By:            /s/ JAMES F. WHALEN
       ---------------             ---------------------------------------------
                                                 James F. Whalen
                                             Chief Financial Officer