Form 10-K
period 2001-09-30
ZOLTEK COMPANIES INC
filed 2001-12-31
CIK 890923

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2001    Commission File Number 0-20600

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
Yes  X . No    .
    ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 27, 2001: approximately $22,152,200

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 27, 2001: 16,285,338 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
         The following documents are incorporated by reference into the indicated Part of this Report:

           Document                                Part of Form 10-K
           --------                                -----------------

Proxy Statement for the 2002
  Annual Meeting of Shareholders                         III

                                     PART I

Item 1.  Business
------   --------

         This Annual Report on Form 10-K for the year ended September 30, 2001 and the documents incorporated by reference herein contain forward-looking statements which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward Looking Statements."

OVERVIEW

         Zoltek Companies, Inc. (the "Company" or "Zoltek") is an applied technology and advanced materials company. The Company's primary focus is the manufacturing and marketing of carbon fibers. The most significant current application for carbon fibers produced by the Company is for aircraft brake manufacturers who use the Company's fibers as base materials for the carbon/carbon brake systems used in most newly designed aircraft (both for new and replacement brakes). While this market is quite stable and the Company estimates its growth at 15 to 25% per year, the Company believes a much more significant market is the commercial use of carbon fibers as reinforcement for composites. Zoltek believes it is a leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally corrosion and fatigue resistance, high-strength, low-weight and stiffness.

         For developing commercial applications that utilize carbon fibers, Zoltek's business strategy consists of the following elements:

         o Continue Reducing Production Costs -- Zoltek believes its proprietary process and equipment design technology enables it to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications which are not economically viable for most higher cost competitors. Zoltek intends to continue to reduce its total production costs through various means, including use of its acrylic fiber precursor manufacturing technology.

         o Maintain Price Leadership -- Currently, Zoltek's ultimate objective is to sell carbon fibers to high volume users. The Company's pricing strategy is to market carbon fibers for use as a base reinforcement material in composites at sustainable price levels resulting in composite costs per unit of strength which compete favorably with alternative base construction materials such as steel and aluminum. The Company believes this would result in significant new product applications for carbon fibers.

         o Leverage Capacity Leadership -- In order to encourage new applications development for carbon fibers, the Company believes it is necessary to maintain significant available capacity. From fiscal 1997 through early fiscal 1999 the Company pursued an aggressive capacity expansion program and currently has the largest rated capacity for carbon fibers production in the world. The Company believes that its significant available capacity will encourage potential high volume users to commit to incorporating carbon fibers into their products. Zoltek has developed a standardized continuous carbonization line design in order to optimize technical process capabilities, reduce equipment cost and shorten lead time from the decision to add lines to the time when the lines become operational.

         o Support New Commercial Market and Applications Development -- To accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, the Company has pursued various initiatives to act as a catalyst in the development of new low-cost, high volume applications. In fiscal 2000, the Company completed a series of downstream acquisitions as part of its strategy to accelerate the introduction and development of carbon fibers and carbon fiber composites. These acquisitions included: Cape Composites, Inc. ("Cape Composites"), a San Diego, California-based manufacturer of carbon fiber prepreg (pre-impregnated with resin) composite materials; and Engineering Technology, Inc. and Composite Machines Corporation ("CMC") and its parent company Ramal International (collectively "CMC"), which design, manufacture and market filament winding and pultrusion equipment. In addition, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC, a Delaware based company ("Hardcore"), which designs and manufactures large composite structures for the civil infrastructure, construction and marine markets.

         In November 1999, the Company acquired Structural Polymer (Holdings) Limited, which designs composite structures and manufactures composite intermediate materials, used in manufacturing marine and wind energy composite products. SP Systems did not meet its sales and profit forecasts and, as a result, was unable to support the Company's carbon fiber commercialization objectives. Therefore, in November 2000, the Company sold SP Systems to a group consisting of the former Structural Polymer (Holdings) Limited shareholders and a merchant banking firm. The cash proceeds from the sale of SP Systems were used to repay bank debt. This transaction improved the Company's balance sheet and allowed the Company's management resources to refocus on its carbon fibers strategy. In connection with the sale of SP Systems, the Company entered into agreements that provide for various continuing relationships with SP Systems. These agreements include a long-term carbon fiber supply agreement, an agreement to utilize SP Systems' formulations for prepreg and formulated products and a license agreement for the Company to offer SP Systems' proprietary SPRINT composite process technology.

         In the fourth quarter of fiscal 2001, the Company decided to dispose of its interests in Hardcore. This decision was due to the fact that Hardcore was making only limited use of carbon fibers and, as such, was not supportive of Zoltek's long-term strategy. Further, its financial performance was disappointing and would have required significant further investment and management attention.

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

COMPANY OPERATIONS

         Zoltek's operations consist of three business segments: Carbon Fibers, Composite Intermediate Materials and Specialty Products.

         The Carbon Fibers Business Segment manufactures and markets carbon fibers and develops applications for carbon fibers. At plants in Abilene, Texas, Hungary and St. Charles, Missouri, the Company's rated annual carbon fibers production capacity of 12.5 million pounds is the largest in the world. The Carbon Fibers Business Segment also sells oxidized fiber, under the tradename PYRON, and performs certain downstream processing, such as chopping and milling. The Company's primary focus is creating integrated solutions for large potential end users, by working directly with users in the primary market sectors identified by the Company.

         The Composite Intermediate Materials Business Segment, which is comprised of Entec and Cape Composites which were acquired by the Company during fiscal 2000, develops, manufactures and markets reinforcement materials, prepregs (glass or carbon fiber pre-impregnated with resin), specialty resins, consumable supplies and manufacturing equipment for the composite manufacturing industry. In addition, the Composite Intermediates Materials Business Segment supports the Carbon Fibers Business Segment by providing composite design and engineering for development of applications for carbon fiber reinforced composites.

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

         The Company acquired Zoltek Rt. in December 1995 to secure access to the technology underlying the production of precursor, the acrylic fiber raw material utilized in the manufacture of carbon fiber. Acrylic fiber precursor comprises more than 50% of the Company's total carbon fiber product cost. Currently, there is only one merchant textile-type acrylic fiber manufacturer, Acordis UK, Ltd. ("Acordis"), which produces such fiber in a form suitable for precursor use. While this textile-type acrylic fiber is substantially less costly than internally produced custom-made acrylic fiber precursor utilized by most of the Company's competitors, Acordis takes advantage of its sole merchant supplier position to charge a premium price for its fibers sold as precursor. To provide control of a reliable source of precursor on favorable terms, the Company undertook a conversion of a portion of the Specialty Products Business Segment's acrylic fiber capacity to produce precursor grade material. The Company also established a precursor technology group to assure continued supply of precursor sources around the world.

         During 1999, the Company converted the Specialty Products Business Segment's Mavilon (acrylic) facility to the production of precursor. As a result, the Company permanently removed from production $25 to $35 million of potential acrylic fiber annual revenue historically used for textile applications. During 2000, the Company began to manufacture production quantities of precursor and the Carbon Fibers Business Unit commenced the sale of fibers manufactured from this material. The Company expects that in the future this technology will be transferable to other potential suppliers to assure sufficient cost-competitive supply of raw material to support the Company's carbon fiber growth strategy.

         For historical financial information regarding the Company's various business segments, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

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

         Beginning in the early 1980s, the Company's predecessor developed a family of products for use in what then was a new type of carbon/carbon composite brakes utilized in military and large commercial aircraft. This business has provided the base for the Company's carbon fiber business. Currently, Zoltek has long-term supply contracts for this application with the world's leading manufacturer of aircraft brake systems. The high cost of qualifying products for aerospace use and the resistance to change by aircraft manufacturers and airlines are barriers to entry to other potential suppliers.

         Until recently, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. During the past decade, as additional capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices into specialty sporting goods and industrial applications. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. In sporting goods (the first significant commercial application), the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable and affordable material for a wide range of products such as golf club shafts and tennis racquets. The Company has initiated programs to develop market share in this application. Another application is the inclusion of carbon fibers in thermoplastic compounds to provide electrically conductive molded plastics.

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

         The Company believes that the substantial majority of current worldwide carbon fibers capacity remains dedicated to production of high-cost, high-priced material for primary aerospace applications. This market segment differs in important respects from the commercial markets targeted by Zoltek.

CURRENT AND DEVELOPING APPLICATIONS

         Zoltek is focusing on primary application categories which are believed to offer potential for substantial market development over coming years. These application categories are as follows:

         Transportation and Automotive

         At today's lower carbon fiber price points, transportation companies, such as shipping, rail, pipelines and buses, are now focusing on the lifecycle cost savings that are possible through the combination of light weight, strength and durability provided by carbon fibers. In addition, Zoltek has identified automotive as a distinct sub-category because of the perceived potential in this market. Auto companies are looking to composites to reduce the number of parts required to build different sub-assemblies and components. In applying lean production techniques, auto companies and their suppliers are concentrating on reducing the cost of assembly by eliminating the need for assembly. One- or two-part composite structures can replace complex metal assemblies made up of more than 100 different parts. Accordingly, major auto companies and their suppliers are actively exploring the development of a wide variety of carbon fiber-reinforced parts and assemblies, including steering columns, frames, and heavy-duty clutches and brakes (see also "--Friction Products").

         Alternative Energy

         Carbon fiber can be utilized in many known applications primarily because carbon fiber offers a combination of light weight and strength in the design of complex machinery involving many moving parts. For a variety of reasons, including strength and stiffness, carbon fiber also is emerging as an attractive material for other alternative energy applications such as wind turbines and fuel cells. As the size of wind turbine blades increases to improve the cost-effectiveness of this power generating source, particularly in emerging offshore applications, carbon fiber composites become the only feasible material to achieve the desired structural properties. Zoltek intends to work with companies in the European wind turbine market to promote the conversion to carbon fibers from glass fibers which are used in current generation technology.

         Due to the superior performance, both in terms of physical characteristics and chemical/UV resistance, carbon fibers have emerged as a desirable material for CNG tank reinforcement. Carbon fiber-reinforced CNG tanks are primarily sold into the bus and other vehicle fleet market, as the reduction of weight directly translates to increased payload capability. In addition, the Company believes that governmental pressure to design and manufacture an automobile with significantly improved fuel efficiency could cause automotive manufacturers to pursue CNG technologies. Zoltek supplies carbon fibers to several customers for use in carbon fiber-reinforced CNG tanks.

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

         Infrastructure and Construction

         Carbon fiber can be used as a substitute for steel in reinforcing concrete in many infrastructure projects, providing greater strength and stiffness while eliminating the problem of corrosion. This is true both in new construction projects and in addressing a growing need for maintenance or repair work. There is growing federal and state interest in alternatives to conventional steel and concrete construction and repair systems. Carbon fiber-reinforced composite systems often permit retrofit and repair to be done without stopping or diverting traffic for extended periods. Applications include concrete column wrapping, bridge decking, composite re-bar, cables and tendons.

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

         Friction

         Friction-related products is an application category that cuts across several other categories, including automotive and industrial and which capitalizes on a unique property of carbon fibers. While other materials soften under rising temperatures, carbon/carbon (carbon fibers fused in a carbon matrix) grows stronger. Zoltek continues to be the world's largest supplier of carbon fiber to the carbon/carbon aircraft braking industry. Carbon-carbon is used in aircraft brakes because its utility is enhanced by heat. Developed originally as a lightweight heat shield for spacecraft, carbon-carbon has become a key material in advanced braking systems used in fighter aircraft, military aircraft, newer model commercial airliners and newer model business aircraft.

         The Company is the exclusive supplier to BF Goodrich Aerospace ("BFG") of carbon fibers for aircraft brakes pursuant to a ten-year agreement (the "BFG Supply Agreement") entered into in June 1994 and extended in 1999. The BFG Supply Agreement does not restrict the Company from supplying carbon fibers to other aircraft brake manufacturers.

         The technology used in advanced aircraft brakes is now being used as brakes and clutches in race cars, and is under active study and investigation for high speed trains, over-the-road trucks, cars and industrial rotating equipment. Specialty friction product applications are a natural extension of the existing aircraft brake applications. For instance, following the lead of aircraft makers, virtually all grand prix racing cars now use carbon-carbon brakes and clutches because of their superior performance and long life in high-temperature and high-friction environments. Other friction products utilizing carbon fibers are emerging as carbon fiber prices are reduced. As the price of carbon fibers is lowered, the drive for better performance and weight reduction makes possible their use in a range of automotive applications. Zoltek continues to pursue a number of initiatives in this area.

         Industrial

         Zoltek has identified a number of potentially high volume industrial applications for carbon-fiber reinforced composites. In paper mills, for instance, there is growing interest in development of fast-rotating composite drums - capitalizing on carbon fibers' light-weight, stiffness and resistance to corrosion. Carbon fiber can be used to strengthen and improve many kinds of rollers and shafts. There is also a growing market for industrial apparel utilizing oxidized fiber to protect workers in high temperature environments.

         Zoltek's carbon fibers are used in fire-retardant coatings to prevent or control fire-related disasters in chemical plants, nuclear power plants, refineries and off-shore drilling platforms. Used as an additive or reinforcement, carbon fiber heightens the ability of the fire-retardant coatings to withstand exceptionally high temperatures.

         The Company also has identified potential markets in industrial tanks and pipes utilizing carbon fiber's high strength, light weight and corrosion resistance. In addition, the Company is actively involved in programs to use carbon fiber composites in offshore oil exploration and drilling due to their combination of light weight, strength, stiffness and resistance to corrosion. The Company currently supplies carbon fibers which are used in buoyancy devices for offshore drilling equipment. The Company also has participated in trials of spoolable pipe capable of extending the reach of existing offshore oil platforms and interwound composite rods to tether offshore platforms to the ocean floor at greater depths.

         Conductive Plastics

         Carbon fiber acts to dissipate both static electricity and heat. Those two properties, combined with light weight, have made it an increasingly important material in the manufacture of computers, printers, copiers and other electronic devices. Growth in computers and electronics has resulted in rising demand for carbon fibers used in conductive plastics to dissipate static electricity or to act as a shield against electromagnetic interference ("EMI") in laptop computers, disk drives and similar devices. It has also been used in making plastic carrying trays for a manufacturing environment that cannot tolerate contamination. In this application, Zoltek's carbon fibers help to safeguard the electrical integrity of computer chips and offer effective shielding from electromagnetic interference.

         Sporting Goods

         Sporting goods represent a stepping stone in the progression of carbon fiber from an "advanced" material, limited to high-priced applications, to a price-sensitive, mass-market material. Zoltek anticipates growth in future demand as graphite golf clubs, skis, racquets and similar equipment become less expensive, and therefore, less of a novelty item and more of a staple. Carbon fibers have significantly improved the performance of many sporting good products. Until recently, graphite clubs and racquets had been produced from high-priced carbon fibers and sold at very high prices. Zoltek has begun to generate significant sales in this market as a result of new ways of spreading its low-cost, high-tow fibers that facilitate the production of very thin sheets of fabric. The production of very thin sheets of fabric from carbon fibers enables a number of promising new applications, such as snowboards, in-line skates and skis, in which carbon fibers' extraordinary stiffness-to-weight and strength-to-weight ratios can be put to use in improving performance.

CUSTOMERS AND BACKLOG

         As part of its efforts to expand its current range of market applications, the Carbon Fibers Business Segment engages in various strategic relationships to study the viability of the use of carbon fibers in new composite materials and structural enhancement environments. These relationships are designed to build on existing expertise and industry knowledge by exploring new potential uses for carbon fibers. Successful partnerships with commercial customers include the long-term supply relationship with BFG. The Company intends to consider additional strategic application development and composite manufacturing partnerships and joint ventures with other participants in the composite value chain.

         In each of the fiscal years ended September 30, 2001 and 2000, the Company reported sales of $10.2 million and $9.6 million, respectively, to a single customer which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

         As of September 30, 2001 and 2000, the Company had a backlog of orders believed to be firm aggregating more than $19.0 million and $15.1 million, respectively (including estimated releases under long-term supply arrangements during the succeeding 12 months). Purchase orders from the Company's customers are subject to amendment or cancellation.

INTERNATIONAL

         The Company conducts its operations and sells its products primarily in the United States and Europe. The Company has, however, shipped carbon fiber products to customers in Asia. Through the Specialty Products Business Segment, the Company derives a substantial portion of its revenues from Europe.

         For additional information regarding the Company's international operations, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

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

         The major materials used by the Composite Intermediates Business Segment and the Specialty Products Business Segment include carbon fiber, acrylonitrile and other basic commodity products which are widely available from a variety of sources.

INTELLECTUAL PROPERTY

         The Company believes that it has developed and utilizes valuable technology and innovations, including various aspects of its manufacturing process, which are trade secrets in which it has a proprietary interest. The

Company seeks to protect its proprietary information by, among other things, requiring key employees to execute non-disclosure agreements. The Company holds certain patents, but they are not material to its business.

COMPETITION

         The Company's Carbon Fibers Business Segment competes with various other producers of carbon fibers, acrylic fibers and other textile fiber products, many of which have substantially greater research and development, marketing, financial and managerial resources than the Company and represent significant competition for the Carbon Fibers Business Segment.

         The Company believes that no single manufacturer of carbon fiber products competes across all of its applications. The Carbon Fibers Business Segment's direct carbon fiber competitors include Fortafil Fibers, Inc. in the United States and SGL Carbon in the United States and Europe, inasmuch as they use the same textile-type precursor as the Company. To varying degrees, depending on market conditions and supply, the Carbon Fibers Business Segment also competes with aerospace grade carbon fiber producers, such as Hexcel Corporation and BP Amoco in the United States and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in Japan. These carbon fibers producers tend to market higher cost products than the Carbon Fibers Business Segment's products, with a principal focus on aerospace structural applications. These manufacturers, while unable to sustain low pricing, tend to enter into direct competition with the Carbon Fibers Business Segment primarily when they engage in significant discounting due to protection of their market share, excess capacity or product surpluses.

         The Company believes that the principal areas of competition for its Carbon Fibers Business Segment are sustainable price, quality, development of new applications and ability to reliably meet the customer's volume requirements and qualifications for particular programs.

         The Composite Intermediates Materials Business Segment competes with a range of other suppliers in the United States and Europe, including large competitors such as Hexcel Corporation and many smaller suppliers in markets with more fragmented participants.

         Competitors of the Specialty Products Business Segment in the textile fibers market include MonteFibre, Sp.A., A.G. Bayer and Acordis. However, the historic ties with and geographic proximity to customers in Eastern and Central Europe provide competitive advantages for the Specialty Products Business Segment in these markets compared to the larger manufacturers. Zoltek believes this advantage will decrease over time and, accordingly, the Specialty Products Business Segment has pursued a strategy to increase sales to Western European markets and seeking a product mix with more favorable competitive characteristics, such as advanced materials (e.g., carbon fiber precursor).

         The non-textile market for the Specialty Products Business Segment's products is sufficiently fragmented that no significant single direct competitor exists. The Specialty Products Business Segment's sales of its industrial products are heavily concentrated in the Central and Eastern European markets.

ENVIRONMENTAL

         The operations of the Company's Carbon Fibers Business Segment in Abilene, Texas and St. Charles, Missouri utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. Management believes that the plants are currently operating in compliance with their permits and the conditions set forth therein. The Company does not believe that compliance by its Carbon Fibers Business Segment with applicable environmental regulations will have a material adverse effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of interpretation of current laws or future changes in federal or state environmental laws or regulations on the business segment's results of operations or financial condition.

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

EMPLOYEES

         As of September 30, 2001, the Company employed 289 persons in its U.S. operations and 1,111 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Rt. there are two active unions: Union Viscosa with approximately 710 members and Viscosa 1990 with approximately 400 members (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a bi-weekly basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that overall its employee relations are good.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K, the annual report and certain information provided periodically in writing and orally by the Company's designated officers and agents including the annual report contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Zoltek," "Company," "we," "our" and "us" refer to Zoltek Companies, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-K, the annual report and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors and officers with respect to, among other things: (i) our financial prospects; (ii) the successful integration of both completed and any future acquisitions; (iii) our growth strategy and operating strategy including the focus on facilitating acceleration of the introduction and development of mass market applications for carbon fibers; and (iv) our current and expected future revenue and the impact of any acquisitions may have on our future performance.

         You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) continued operating and net losses and negative cash flows; (ii) any material inability to successfully integrate and profitably operate our acquisitions; (iii) any material inability to acquire additional sufficient capital and financing at a reasonable cost to fund our liquidity requirements and long-term growth strategy or to maintain compliance with our credit facility; (iv) developments or new initiatives in the carbon fibers market by our competitors; (v) any failure by the Company to meet analysts' expectations;
(vi) fluctuations in stock price; (vii) inability to successfully manage rapid growth; and (viii) unexpected cost increases or adverse conditions in the market for carbon fiber and acrylic fiber.

         The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K and annual report or to reflect the occurrence of unanticipated events.

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

      New Castle, Delaware(2)(3)...........    Composite materials design and
                                               manufacturing                                45,000

      Nyergesujfalu, Hungary................   Carbon fibers, acrylic fiber, nylon
                                               and other manufacturing                   1,600,000

----------------
(1)   Properties subject to ground lease.
(2)   Properties subject to lease.
(3)   Held for sale.

Item 3.  Legal Proceedings
------   -----------------

         The Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business which the Company does not believe will result in any material adverse effect on future consolidated results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2001.

Item 4A. Executive Officers of the Registrant
-------  ------------------------------------

         The name, age and position with respect to each of the executive officers of the Company are set forth below:

         Zsolt Rumy, age 59, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as

Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Since 1996, Mr. Rumy has served as a director of Southwest Bank of St. Louis, with which the Company maintains a banking relationship. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

         James F. Whalen, age 47, has served as Chief Financial Officer and Secretary of the Company since April 2001. Prior to joining the Company, from November 1997 to March 2001, Mr. Whalen served as Vice President and Chief Financial Officer of Asset Management Outsourcing, Inc. (a privately-held provider of outsourcing services) and from November 1996 to November 1997 in a similar capacity for Outsourcing Solutions, Inc. (a privately-held provider of outsourcing services). From March 1992 to November 1996, Mr. Whalen served as Vice President of Business Operations for Dell Computer. Mr. Whalen received B.S. degrees in Accounting and Finance from the University of Notre Dame and a M.S. in Taxation from the University of Cincinnati.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------   ---------------------------------------------------------------------

         The Company's Common Stock (symbol: "ZOLT") is traded in the Nasdaq National Market System. The number of beneficial holders of the Company's stock is approximately 13,500. The Company has never paid dividends.

         Set forth below are the high and low bid quotations as reported by Nasdaq for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:


                              Fiscal year ended                   Fiscal year ended
                             September 30, 2001                  September 30, 2000
                             ------------------                  ------------------

                           High               Low              High                Low
                           ----               ---              ----                ---
    First Quarter       $    8.25          $    2.19        $  13.19           $   7.56

    Second Quarter           6.31               2.25           12.25               8.37

    Third Quarter            6.20               4.25            9.87               6.06

    Fourth Quarter           4.48               2.20            9.87               9.00


Item 6.  Selected Financial Data
------   -----------------------


                                                  ZOLTEK COMPANIES, INC.
                                           SELECTED CONSOLIDATED FINANCIAL DATA
                                          (In thousands, except per share data)


Statement of Operations Data:                                               Year Ended September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                            2001           2000          1999        1998          1997
                                                          ---------     ---------     ---------    ---------    ---------

Net sales...............................................  $  76,478     $  78,204     $  68,525    $  83,390    $  90,628

Cost of sales...........................................     74,333        64,520        53,375       58,805       64,214

Gross profit............................................      2,145        13,684        15,150       24,585       26,414

Available unused capacity costs.........................      6,803         4,658         3,953            -            -

Selling, general and administrative expenses(1).........     15,870        14,422        14,525       12,958       13,172

Operating income (loss) from continuing operations......    (20,528)       (5,396)       (3,328)      11,627       13,242

Other income (expense) and income taxes.................       (746)        1,392           540          494          820

Net income (loss) from continuing operations............    (21,274)       (4,004)       (2,624)       9,595       12,828

Loss on discontinued operations, net of income taxes....    (10,297)       (4,681)            -            -            -

Net income (loss).......................................  $ (31,571)    $  (8,685)    $  (2,642)   $   9,595    $  12,828

Net income (loss) per share:
  Basic income (loss) per share:
     Continuing operations..............................  $   (1.29)    $   (0.22)    $   (0.16)   $     .59    $     .79
     Discontinued operations............................      (0.62)        (0.25)            -            -            -
                                                          ---------     ---------     ---------    ---------    ---------

     Net income (loss)..................................  $   (1.91)    $   (0.47)    $   (0.16)   $     .59    $     .79
                                                          =========     =========     =========    =========    =========

Weighted average common shares outstanding..............     16,515        18,360        16,209       16,216       16,212

  Diluted income (loss) per share:
     Continuing operations..............................  $   (1.29)    $   (0.22)    $   (0.16)   $     .58    $     .78
     Discontinued operations............................  $   (0.62)    $   (0.25)            -            -            -
                                                          ---------     ---------     ---------    ---------    ---------

     Net income (loss)..................................  $   (1.91)    $   (0.47)    $   (0.16)   $     .58    $     .78
                                                          =========     =========     =========    =========    =========

Weighted average common and common equivalent
 shares outstanding.....................................     16,515        18,360        16,209       16,525       16,547



Balance Sheet Data:                                                                September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                             2001         2000          1999         1998          1997
                                                           --------     ---------     ---------    ---------    ---------

Working capital(2)......................................  $  24,391     $  27,041     $  43,946    $  53,058    $  69,556

Total assets............................................    121,492       207,701       136,756      147,209      139,962

Short-term debt.........................................      2,073        47,126           630          817        2,760

Long-term debt, less current maturities.................     22,036         8,697         5,423        5,898        4,295

Shareholders' equity....................................     79,596       122,811       114,634      121,602      115,836

------------------
(1) Includes application and development costs of $3,533, $2,479 and $1,925 for fiscal years 2001, 2000 and 1999, respectively.
(2) Working capital at September 30, 2001 and 2000 does not include discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

OVERVIEW

         The Company's mission is to commercialize the use of carbon fibers as reinforcement in advanced composite materials. The Company believes it is the lowest cost producer of carbon fibers and its sales strategy is designed to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, construction, marine and other industries. The Company believes introduction of carbon fibers to potential end users has been generally well received and the Company is participating in a number of ongoing development projects in these application categories.

         As part of its strategy to establish availability of carbon fibers on a scale sufficient to provide growth of large scale applications, the Company completed a major carbon fiber production capacity expansion plan in fiscal 1999. The Company completed construction of seven continuous carbon fiber lines, each with an annual rated capacity of one million pounds, at its Abilene, Texas facility (five lines) and Zoltek Rt. facilities (two lines). In addition, the Company completed construction of a secondary processing building at its Abilene, Texas facility to perform intermediate and secondary carbon fiber processing operations, such as chopping, milling and specialty packaging, and completed construction and partial finish out of an additional building (288,000 square feet) designed to ultimately house up to 24 more continuous carbonization lines at its Abilene, Texas facility. During fiscal 2000, the Company also completed construction of an oxidization line at Zoltek Rt., with an annual rated capacity of two million pounds. The Company is supplying European markets with oxidized fiber used in friction and thermal applications from this line.

         As the Company pursues its application and market development efforts, the Company has found the existing composite materials value chain relatively slow to change and undertook steps to accelerate the introduction and development of carbon fiber composites across a broad range of mass market applications. The Company is continuing to target emerging applications for low-cost, high-performance carbons in automobile manufacturing, alternate energy technologies, deep sea oil drilling applications, filament winding applications, buoyancy and fire resistant applications.

         The Company acquired a series of downstream businesses during fiscal 2000, with the objective of accelerating the introduction and development of carbon fibers and carbon fiber composites in low-cost, high volume applications. The Company's strategy includes providing direct input into the composites value chain by supplying composite engineering and design technology, composite processing technology and the ability to create integrated product solutions utilizing composite materials.

         In October 1999, Zoltek acquired Zoltek Materials Group, Inc. Zoltek Materials Group, located in San Diego, California, is a manufacturer of carbon fiber prepreg (pre-impregnated with resin) composite materials.

         In November 1999, the Company acquired substantially all of the assets of Engineering Technology Corporation ("Entec Composite Machines"). Entec, located in Salt Lake City, Utah, designs and manufactures filament winding equipment used in the production of composite parts. Also in November 1999, the Company acquired Composite Machines Corporation ("CMC") and Ramal International, Inc. (parent company of CMC). CMC, located in Salt Lake City, Utah, designed and manufactured filament winding and pultrusion equipment used in the production of composite parts. CMC and Ramal have been integrated into the Entec operation.

         Additionally, in November 1999, the Company acquired Structural Polymer (Holdings) Ltd. ("SP Systems"), which designs and manufactures composite materials used in large scale structures such as wind turbine blades and marine structures. While this acquisition was consistent with the Company's business strategy, the financial performance of this business was unsatisfactory. Therefore, in fiscal 2000, the Company formally adopted a plan to sell this subsidiary. In November 2000, the Company sold SP Systems and entered into various agreements that provide for various continuing relationships, including a ten-year carbon fiber supply agreement.

         In April 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC ("Hardcore"). Hardcore designs and manufactures composite structures for the civil infrastructure market. In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its interests in Hardcore. The Company expects that the disposition of Hardcore will be completed by the end of fiscal 2002.

         The Company's consolidated financial statements for fiscal 2000 and 2001 account for Hardcore and SP Systems as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

         The Company's carbon fiber manufacturing capacity continues to be underutilized. Carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. Carbon fiber sales for fiscal 2001 were $26.0 million compared to $27.5 million for fiscal 2000. The Company's strategy for near-term sales increases was to rely primarily on what had been two fast-growing commercial markets (conductive plastics used in electronic products and sporting goods). In fiscal 2001, the growth in these two markets slowed dramatically. In addition, sales of carbon fibers into commercial markets have been slower to develop than expected due to long lead times in product development for large-scale applications. For these reasons, the Company has temporarily idled the plant in Abilene, Texas. The excess capacity costs related to the carbon fiber business totaled $6.8 million in 2001. In fiscal 2002, these excess capacity costs are forecasted to be approximately $5.0-$5.5 million.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000

         The Company's sales decreased 2.2% to $76.5 million in fiscal 2001 from $78.2 million in fiscal 2000. Carbon fiber sales decreased 5.4% to $26.0 million in fiscal 2001 from $27.5 million in fiscal 2000. During fiscal 2001, carbon fiber sales decreased due to excess carbon fiber capacity that resulted in distressed pricing across most existing markets and by weakening economic conditions globally. Sales of the composite intermediates business segment increased 3.0% to $11.3 million in fiscal 2001 from $11.0 million is fiscal 2000. The increase resulted from higher volume in the prepreg markets. Sales of acrylic and other products produced at Zoltek Rt. were comparable year over year ($39.2 million in fiscal 2001 compared to $39.8 million in fiscal 2000).

         Gross profit decreased 84.3% to $2.1 million in fiscal 2001 from $13.7 million in fiscal 2000. An inventory value reduction of $8.6 million recorded in fiscal 2001, to reflect a lower of cost or market adjustment, was the primary component of the gross profit reduction. The inventory value reduction was established due to the intensified overcapacity occurring in the year, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory reduction, gross profit would have been $10.7 million, a 21.5% reduction year over year. Gross margin from carbon fibers decreased to a negative $2.4 million in fiscal 2001 from a positive $6.7 million in fiscal 2000. The margin percentage on carbon fiber decreased to (9.2%) of sales in fiscal 2001 from 24.4% in fiscal 2000, primarily due to the inventory value reduction. Gross profit on carbon fibers before the inventory adjustment was $6.0 million, or 23.9%, a decrease of $0.7 million, or 10.4% due primarily to competitive pricing pressures in the market. Gross profit on composite intermediates was negative $0.8 million in fiscal 2001 compared to a positive $0.2 million in fiscal 2000. These downstream businesses continue to actively participate in development projects that generate little margin at current volume levels; however, such projects are intended to develop new applications for carbon fibers to expand their commercial use. Gross profit from acrylic and other products sold by Zoltek Rt., was $5.2 million in fiscal 2001 compared to $6.8 million in fiscal 2000. Gross margin on acrylic fibers and other products decreased to 13.3% of sales for fiscal 2001 compared to 17.1% of sales for fiscal 2000 due primarily to increases in raw material costs that could not be passed on to customers.

         During fiscal years 2001 and 2000, the Company was not operating its continuous carbonization lines at the Abilene, Texas facility at full capacity resulting in available unused capacity charges of approximately $6.8 million and $4.7 million, respectively. These costs include depreciation and other overhead charges. The

Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue into fiscal 2002. The Company does, however, anticipate increases in carbon fiber sales from both the U.S. and Hungarian locations in fiscal 2002.

         Application and development costs were $3.5 million in fiscal 2001, compared to $2.5 million in fiscal 2000, representing a $1.0 million increase. This increase was due to increased costs related to the carbon fiber operations due to product and market development efforts for product trials, and for additional sales and product development personnel and travel. Targeted emerging applications include automobile manufacturing, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

         Selling, general, and administrative expenses increased $0.4 million, from $11.9 million in fiscal 2000 to $12.3 million in fiscal 2001, primarily due to salaries and other personnel related costs.

         Interest expense was approximately $2.1 million for fiscal year 2001 compared to $1.3 million in fiscal 2000. The increase in interest expense resulted from borrowings related to the use of funds for working capital and capital expenditures. Interest income was $1.0 million for fiscal 2001 compared to $0.6 million in fiscal 2000. Interest income increased due to higher average balances invested, including notes from sale of business. During fiscal 2001, capital expenditures totaled $5.3 million.

         During fiscal 2001, the Company reported an income tax benefit of $0.5 million compared to an income tax benefit of $2.3 million in fiscal 2000. The Company recorded a valuation allowance against the deferred income tax asset in fiscal 2001 that caused the Company to recognize a lower income tax benefit in fiscal 2001, even though the Company reported significantly greater pre-tax losses than in the prior year. The Company recognizes income taxes in both the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.4 million in fiscal year 2001 and 2000, as well as the statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 9%.

         The foregoing resulted in a net loss from continuing operations of $21.3 million for fiscal 2001 compared to a net loss of $4.0 million for fiscal 2000. Similarly, the Company reported a net loss from continuing operations per share of $1.29 and $0.22 on a basic and diluted basis for fiscal 2001 and fiscal 2000, respectively. The weighted average common shares outstanding decreased to 16.5 million for fiscal 2001 compared to 18.4 million for fiscal year 2000 due to the repurchase of approximately 2.5 million common shares as partial consideration for the sale of SP Systems in November 2000.

         In the fourth quarter, the Company formally adopted a plan to dispose of its 45%-interest in Hardcore. The net loss from discontinued operations for fiscal 2001 included a $3.4 million loss from the results of operations of Hardcore, a $5.1 million impairment charge to reduce the carrying value of Hardcore's net assets to their fair value less estimated selling costs, and a $1.8 million loss from discontinued operations of SP Systems. The foregoing resulted in a net loss from discontinued operations of $10.3 million, or $0.62 per share on a basic and diluted basis, in fiscal 2001, and $4.7 million, or $0.25 per share on a basic and diluted basis, in fiscal 2000.

         The net loss for fiscal 2001 was $31.6 million, or $1.91 per share on a basic and diluted basis compared to a net loss of $8.7 million, or $0.47 per share in fiscal 2000.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

         The Company's sales increased 14.2% to $78.2 million in fiscal 2000 from $68.5 million in fiscal 1999. Carbon fiber sales increased 8.3% to $27.5 million in fiscal 2000 from $25.4 million in fiscal 1999. During fiscal 2000, the increase in carbon fiber sales volumes was partially offset by distressed pricing due to significant overcapacity in the industry. The composites intermediates acquisitions during fiscal 2000 accounted for $11.0 million of sales. Sales of acrylic and other products produced at Zoltek Rt. decreased by 7.7% to $39.8 million in fiscal 2000 compared to $43.1 million in fiscal 1999. This decrease was principally due to volume reductions in the Company's production capacity. The Company converted its Mavilon acrylic fiber plant to carbon fiber precursor production during the last half of 1999, permanently removing the capacity from the acrylic textile fiber operation. The Mavilon plant produced approximately 7,900 metric tons of material in fiscal 1999.

         Gross profit decreased 9.7% to $13.7 million in fiscal 2000 from $15.2 million in fiscal 1999. Gross profit from carbon fibers decreased to $6.7 million in fiscal 2000 from $8.0 million in fiscal 1999. The gross profit percentage on carbon fiber decreased to 24.4% of sales in fiscal 2000 from 31.6% in fiscal 1999 due to selling price decreases and product mix changes. Gross margin for the composite intermediates acquired in fiscal 2000 was $0.2 million. Gross profit from acrylic and other products sold by Zoltek Rt., was $6.8 million in fiscal 2000 compared to $7.1 million in fiscal 1999. Gross margin on acrylic fibers and other products increased to 17.1% of sales for fiscal 2000 from 16.5% of sales for fiscal 1999 due primarily to higher sales demand.

         During fiscal years 2000 and 1999, the Company was not operating its new continuous carbonization lines at full capacity, resulting in available unused capacity charges of approximately $4.7 million and $4.0 million, respectively.

         Application and development costs in fiscal 2000 were $2.5 million, a 28.8% increase versus $1.9 million in fiscal 2000. This increase was due to product and market development efforts for product trials, additional sales/product development personnel and travel, primarily in carbon fibers.

          Selling, general and administrative expenses decreased approximately 5.5%, or $0.7 million, from $12.6 million in fiscal 1999 to $11.9 million in fiscal 2000. Offsetting the $1.8 million increase caused by the composite intermediates acquisitions during 2000 was an overall reduction in personnel and administrative expenses, primarily at Zoltek Rt.

         Interest expense was approximately $1.3 million for fiscal year 2000 compared to $0.5 million in fiscal 1999. The increase in interest expense resulted from borrowings related to the use of funds for the composite intermediates acquisitions, working capital and capital expenditures. Interest income was $0.6 million for fiscal 2000 compared to $1.2 million in fiscal 1999. The decrease in interest income was due to the use of funds to finance the acquisitions, working capital and capital expenditures during fiscal 2000 and 1999. During fiscal 2000, capital expenditures totaled $6.1 million.

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

         The foregoing resulted in a net loss from continuing operations of $4.0 million for fiscal 2000 compared to a net loss of $2.6 million for fiscal 1999. Similarly, the Company reported net loss from continuing operations per share of $0.22 and $0.16 on a basic and diluted basis for fiscal 2000 and fiscal 1999, respectively. The weighted average common shares outstanding increased to 18.4 million for fiscal 2000 compared to 16.2 million for fiscal year 1999 due to the issuance of approximately 2.5 million common shares as partial consideration for the purchase of SP Systems.

         The net loss from discontinued operations includes the results of operations of Hardcore and SP Systems and interest costs related to borrowings used to finance the SP acquisition. The net loss from discontinued operations for fiscal year 2000 was $4.7 million, or $0.25 per share on a basic and diluted basis.

         The net loss for fiscal 2000 was $8.7 million, or $0.47 per share on a basic and diluted basis compared to a net loss of $2.6 million, or $0.16 per share in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2001 and prior years, the Company's primary sources of liquidity were cash flow from operating activities and available borrowing capacity under credit facilities, supplemented with the net proceeds from three equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

         During much of fiscal 2001 and 2000, the carbon fiber market experienced excess supply resulting from capacity increases by several other carbon fiber manufacturers. As a result, the Company experienced substantial reductions in selling prices and related gross profit across most existing markets. The Company expects market conditions similar to fiscal 2001 to continue until the market demand consumes the excess capacity. However, the Company plans to reduce its carbon fiber inventory, to rationalize its work force to reflect current and near-term demand and to significantly reduce operating expenses. Management's objective is to operate the continuing business on a cash flow neutral basis by the end of fiscal 2002.

         On May 11, 2001, the Company entered into a new two-year credit facility with Southwest Bank of St. Louis in the amount of $14.0 million. The credit facility is structured as a term loan in the amount of $4.0 million, and a revolving credit loan in the amount of $10.0 million. The Company used the proceeds of the new facility to repay existing borrowing of $9.0 million, plus accrued interest, and terminated the old credit facility. Borrowings under the new facility are based on a formula of eligible accounts receivable and inventory of the Company's U.S. based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. The Company issued warrants to the bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share, exercisable at any time during a five-year period from the date of the loan. In December 2001, the Company received a commitment letter from Southwest Bank regarding the waiver of certain financial covenants as of December 31, 2001 and modification of certain financial covenants for fiscal 2002. The Company expects that a definitive amendment to the credit agreement will be concluded in the second quarter of fiscal 2002.

         On May 18, 2001, the Company's Hungarian subsidiary entered into an expanded credit facility, to $12.0 million from $6.0 million, with Raiffeisen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility and a $2.0 working capital facility, both expiring in December 2002 and a $4.0 million capital investment facility that expires in 2006. The factoring facility and the working capital facility are one-year agreements renewable each year. Although there is no assurance from the bank, the Company expects to be able to continue extending the terms on an annual basis beyond December 2002.

         The Company believes its financial position has been improved as a result of the recent operating cost reductions and disposal of SP Systems. The planned disposition of Hardcore also will benefit the Company's future liquidity position. Management believes that the Company's financial resources remain adequate to support the execution of its strategic plans. However, failure to comply with its obligations under its existing credit facilities, manage costs, and increase carbon fiber sales on a timely basis would have a material adverse effect on the Company's results of operations and financial condition.

         At September 30, 2001, the Company reported working capital (excluding discontinued operations) of $24.4 million compared to working capital of $27.0 million at September 30, 2000. The decrease in working capital from September 30, 2000 to September 30, 2001 was primarily due to use of cash and temporary investments of $2.4 million for operations, the repayment of the current portion of the former credit facility of $9.0 million, partially offset by an increase in accounts payable of $2.8 million and a reduction in inventory of $5.8 million. Although inventories decreased from $31.1 million at September 30, 2000 to $25.3 million at September 30, 2001, the decrease was primarily due to recording the $8.6 million reserve during fiscal 2001 to reduce the carrying value of the inventory to net realizable value. The reserve was established due to the intensified overcapacity occurring in the year, which caused distressed pricing across most existing markets for carbon fibers. The Company anticipates that carbon fiber inventories will decrease further during fiscal 2002, as it will continue to rationalize production levels and pursue an aggressive sales effort in existing and new markets. The Company's continuing operations used $6.2 million of cash in fiscal 2001 compared to using cash of $2.9 million in fiscal 2000. In fiscal 2002, the Company will seek to fund its continuing operations from borrowings and managing its working capital.

         Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications and the expansion of the Company's carbon fibers production capacity. In fiscal 2001, the Company made capital expenditures of $5.3 million for various projects compared to $6.1 million during the fiscal year 2000. Of these expenditures in fiscal 2001, approximately $3.3 million was used for oxidation lines and secondary processing equipment for carbon fibers and $1.7 million was used at Zoltek Rt. for modernization and modifications to produce acrylic fiber and other industrial products. Composite intermediates had capital expenditures of approximately $0.3 million for equipment additions and modifications. These expenditures were financed principally with cash from the sale of temporary investments and from borrowings. In fiscal 2002, the Company expects purchases of property, plant and equipment to be less than $1 million.

         In fiscal 2001, the Company placed $27.7 million of assets in service that were previously classified as construction in progress. These assets are primarily located at the Abilene, Texas facility and consisted of $5.5 million of buildings and $22.2 million of machinery and equipment. The Company began recording depreciation on these assets from the date they were placed in service. In the third quarter of fiscal 2001, the Company elected to temporarily idle the continuous carbonization lines at the Abilene facility. These carbonization lines had a carrying value of $19.8 million at September 20, 2001. Management intends to return the lines to full production as market demand for carbon fiber products increases.

         Current maturities of long-term debt at September 30, 2001 include a $0.5 million payment due on the term loan with Southwest Bank in May 2002 plus approximately $0.6 million related to various mortgage notes.

         As part of the Company's strategic plan for commercializing carbon fibers and carbon fiber composites, the Company acquired Zoltek Materials Group and Entec Composite Machines in November 1999 for an aggregate purchase price of $4.0 million in cash. The Company also assumed certain liabilities at acquisition and provided working capital and credit facilities for the acquired companies.

         In November 1999, the Company acquired all of the outstanding stock of SP Systems for approximately $30.0 million in cash and 2.5 million shares of the Company's common stock. The Company also borrowed $5.0 million to refinance certain existing bank debt of SP Systems and fund working capital requirements. During the fourth quarter of fiscal 2000, the Company formally adopted a plan to sell SP Systems, which was completed in November 2000.

         The Company entered into a six-year credit facility with a commercial bank in an original aggregate amount of $71.0 million to finance the SP Systems acquisition and refinance other indebtedness. The Company amended and restated the credit agreement on May 31, 2000 to reduce the amount of borrowings available to $53.0 million and to modify certain covenants. The facility, as amended, contained financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow, and fixed charge coverage. The Company reduced the borrowings under the credit facility by $35.4 million in November 2000 from the proceeds of the sale of SP Systems.

         In April 2000, the Company acquired a 45% membership interest in Hardcore for $1.4 million cash and guaranteed a note payable of $1.0 million. The Company also provided additional funding for working capital. In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of Hardcore, which it expects to complete in fiscal 2002.

         At the time of the purchase of its 45% membership interest in Hardcore, the Company guaranteed Hardcore's post-closing obligations to the seller. The Company's guarantee relates to obligations of approximately $4.8 million. The obligations were payable as of April 28, 2001; however, these transactions have not yet been completed pending the outcome of negotiation with the seller and pending final agreement with respect to the proposed disposition of Hardcore.

         In February 1999, the Company's Board of Directors authorized a share repurchase program for up to 1,000,000 shares of the Company's common stock in the open market over an unspecified period of time as market conditions allow. The purpose of the repurchase plan was to meet the Company's obligations under its stock option plans, while minimizing dilution to shareholders. In connection with the approved repurchase, the Company purchased 15,000 shares of the Company's common stock in March 1999 and the Company sold put options for 70,000 shares of the Company's common stock in February and March 1999 which expired unexercised. The put options allowed the purchasers to exercise the options and sell the shares back to the Company. In addition, put options for 160,000 shares of the Company's common stock were sold in the fourth quarter of fiscal 1999, which expired unexercised in January 2000. The Company sold additional put options for 50,000 shares in December 1999, which expired in July 2000. The Company repurchased these put options in March 2000. There were no put options outstanding at September 30, 2000 and September 30, 2001, respectively. The Company's credit agreement currently prohibits repurchases of shares and the Company does not anticipate any repurchases until its financial condition improves.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. However, a one percent increase in the weighted average interest rate of the Company's debt for fiscal 2002 compared to fiscal 2001 would result in a $87,000 increase in interest expense based on debt levels at September 30, 2001 excluding discontinued operations.

Item 8.  Financial Statements
------   --------------------


                           ZOLTEK COMPANIES, INC.
                      REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ZOLTEK COMPANIES, INC.
------------------------------------------------------------------------------

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholder's equity, and of cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
December 28, 2001

                                                   ZOLTEK COMPANIES, INC.
                                                 CONSOLIDATED BALANCE SHEET
ASSETS                                                                                                  September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     2001            2000
                                                                                                  ---------       ---------
Current assets:
     Cash and cash equivalents.................................................................   $     667       $   1,837
     Marketable securities.....................................................................           -           1,327
     Accounts receivable, less allowance for doubtful accounts of $760 and $899, respectively..      13,518          13,104
     Inventories...............................................................................      25,250          31,051
     Other current assets......................................................................         666             758
     Refundable income taxes...................................................................           -           1,556
     Current assets of discontinued operations.................................................       1,307          22,036
                                                                                                  ---------        --------
          Total current assets.................................................................      41,408          71,669
Property and equipment, net....................................................................      79,157          79,489
Intangible assets, net (including goodwill) ...................................................         672             618
Other assets...................................................................................         255           1,090
Long-term assets of discontinued operations....................................................           -          54,835
                                                                                                  ---------       ---------
          Total assets.........................................................................   $ 121,492       $ 207,701
                                                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................   $   1,073       $  10,751
     Trade accounts payable....................................................................      11,295           8,512
     Accrued expenses and other liabilities....................................................       3,342           3,329
     Short-term debt to be extinguished with discontinued operations...........................       1,000          36,375
     Current liabilities of discontinued operations............................................       2,058          13,615
                                                                                                  ---------       ---------
          Total current liabilities............................................................      18,768          72,582
Other long-term liabilities....................................................................         367             280
Long-term debt, less current maturities........................................................      22,036           8,697
Deferred income taxes..........................................................................           -           1,421
Long-term liabilities of discontinued operations...............................................         725           1,910
                                                                                                  ---------       ---------
          Total liabilities....................................................................      41,896          84,890
                                                                                                  ---------       ---------
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares
        issued and outstanding.................................................................           -               -
     Common stock, $.01 par value, 50,000,000 shares authorized,
        16,285,338 and 18,701,331 shares issued and outstanding, respectively..................         188             187
     Additional paid-in capital................................................................     128,024         127,690
     Retained (deficit) earnings...............................................................      (9,071)         22,500
     Treasury common stock at cost (2,514,993 and 15,000 shares, respectively).................     (19,181)           (118)
     Accumulated other comprehensive loss......................................................     (20,364)        (27,448)
                                                                                                  ---------       ---------
          Total shareholders' equity...........................................................      79,596         122,811
                                                                                                  ---------       ---------
          Total liabilities and shareholders' equity...........................................   $ 121,492       $ 207,701
                                                                                                  =========       =========

               The accompanying notes are an integral part of the consolidated financial statements.

                                               ZOLTEK COMPANIES, INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Amounts in thousands, except per share data)

                                                                                         Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2001            2000              1999
                                                                                ----------       ---------         --------

Net sales ..................................................................    $   76,478       $  78,204         $ 68,525
Cost of sales...............................................................        74,333          64,520           53,375
                                                                                ----------       ---------         --------
     Gross profit...........................................................         2,145          13,684           15,150
Available unused capacity costs.............................................         6,803           4,658            3,953
Application and development costs...........................................         3,533           2,479            1,925
Selling, general and administrative expenses................................        12,337          11,943           12,600
                                                                                ----------       ---------         --------
     Operating loss from continuing operations..............................       (20,528)         (5,396)          (3,328)
Other income (expense):
     Interest expense........................................................       (2,136)         (1,314)            (540)
     Interest income.........................................................          974             564            1,163
     Other, net..............................................................          (89)           (163)            (119)
                                                                                ----------       ---------         --------
     Loss from continuing operations before income taxes.....................      (21,779)         (6,309)          (2,824)
Benefit for income taxes.....................................................         (505)         (2,305)            (182)
                                                                                ----------       ---------         --------
     Net loss from continuing operations.....................................      (21,274)         (4,004)          (2,642)
                                                                                ----------       ---------         --------
Discontinued operations:
     Operating loss, net of taxes............................................       (5,175)         (1,981)               -
     Loss on impairment of assets, net of taxes..............................       (5,122)         (2,700)               -
                                                                                ----------       ---------         --------
          Loss on discontinued operations, net of taxes .....................      (10,297)         (4,681)               -
                                                                                ----------       ---------         --------
Net loss.....................................................................   $  (31,571)      $  (8,685)        $ (2,642)
                                                                                ==========       =========         ========
Net loss per share:

     Basic loss per share:
          Continuing operations..............................................   $    (1.29)      $   (0.22)        $  (0.16)
          Discontinued operations............................................        (0.62)          (0.25)               -
                                                                                ----------       ---------         --------
          Total..............................................................   $    (1.91)      $   (0.47)        $  (0.16)
                                                                                ==========       =========         ========
     Diluted loss per share:
          Continuing operations..............................................   $    (1.29)      $   (0.22)        $  (0.16)
          Discontinued operations............................................        (0.62)          (0.25)               -
                                                                                ----------       ---------         --------
          Total..............................................................   $    (1.91)      $   (0.47)        $  (0.16)
                                                                                ==========       =========         ========

Weighted average common shares outstanding...................................       16,515          18,360           16,209
Weighted average common and common equivalent shares outstanding.............       16,515          18,360           16,209


               The accompanying notes are an integral part of the consolidated financial statements.

                                              ZOLTEK COMPANIES, INC.

                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (Amounts in thousands)
                                        Total                  Add'l         Accumulated
                                    Shareholders    Common    Paid-In           Other       Treasury     Retained    Comprehensive
                                       Equity       Stock     Capital       Comprehensive    Stock       Earnings    Income (Loss)
                                                                            Income (Loss)                (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998           $121,602      $ 162     $ 99,954       $ (12,341)    $       -    $ 33,827
Net loss                                (2,642)         -            -               -             -      (2,642)      $ (2,642)
Foreign currency translation
   adjustment                           (3,186)         -            -          (3,186)            -           -         (3,186)
Unrealized losses on securities            (70)         -            -             (70)            -           -            (70)
                                                                                                                       --------

       Comprehensive loss                                                                                              $ (5,898)
                                                                                                                       ========
Treasury shares purchased                 (118)         -            -               -          (118)          -
Sale of put options in company
  shares:
     Put options sold and expired
        without redemption                  67          -           67               -             -           -
      Put options sold and
           unexercised at
           September 30, 1999
           transferred to
           mandatorily redeemable
           common stock                 (1,019)        (2)      (1,017)              -             -           -
                                      --------      -----     --------       ---------     ---------    --------
Balance, September 30, 1999            114,634        160       99,004         (15,597)         (118)     31,185
Net loss                                (8,685)         -            -               -             -      (8,685)      $ (8,685)
Foreign currency translation
   adjustment                          (11,765)         -            -         (11,765)            -           -        (11,765)
Unrealized losses on securities            (86)         -            -             (86)            -           -            (86)
                                                                                                                       --------

       Comprehensive loss                                                                                              $(20,536)
                                                                                                                       ========
Sales of put options on common
   stock:
      Put options sold and
          expired without redemption     1,200          2        1,198               -             -           -
      Put options sold and
          repurchased before
          expiration                        13          -           13               -             -           -
Issuance of common stock for
   purchase SP Systems                  27,500         25       27,475               -             -           -
                                      --------      -----     --------       ---------     ---------    --------
Balance, September 30, 2000            122,811        187      127,690         (27,448)         (118)     22,500
Net loss                               (31,571)         -            -               -             -     (31,571)      $(31,571)
Foreign currency translation
   adjustment                            6,928          -            -           6,928             -           -          6,928
Unrealized losses on securities
   sold                                    156          -            -             156             -           -            156
                                                                                                                       --------

       Comprehensive loss                                                                                              $(24,487)
                                                                                                                       ========
Treasury shares purchased              (19,063)                                              (19,063)
Warrants issued with bank debt              48                      48

Exercise of stock options                  287          1          286
                                      --------      -----     --------       ---------     ---------    --------
Balance, September 30, 2001           $ 79,596      $ 188     $128,024       $ (20,364)    $ (19,181)   $ (9,071)
                                      ========      =====     ========       =========     =========    ========



               The accompanying notes are an integral part of the consolidated financial statements.

                                                   ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Amounts in thousands)

                                                                                          Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2001            2000             1999
                                                                                ----------       ---------        ---------
Cash flows from operating activities:
     Net loss..............................................................     $  (31,571)      $  (8,685)       $  (2,642)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
          Loss from discontinued operations................................         10,297           4,681                -
          Depreciation and amortization....................................          6,604           6,144            5,422
          Unrealized foreign exchange (gain) loss..........................           (250)            (72)              58
          Other, net.......................................................            136              (6)              49
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable...................            128             (80)           1,093
              (Increase) decrease in other receivables.....................            (87)            (24)           1,882
              (Increase) decrease in inventories...........................          6,055          (3,744)          (5,337)
              (Increase) decrease in prepaid expenses and other assets.....            443            (736)            (669)
              Increase (decrease) in trade accounts payable................          2,317           1,636           (4,181)
              Increase (decrease) in accrued expenses and other liabilities           (769)            301              (90)
              Change in income taxes payable/refundable and deferred taxes             402          (1,762)             260
              Increase (decrease) in other long-term liabilities...........             78            (509)            (186)
                                                                                ----------       ---------        ---------
                  Total adjustments........................................         25,354           5,829           (1,699)
                                                                                ----------       ---------        ---------
     Net cash used by continuing operations................................         (6,217)         (2,856)          (4,341)
     Net cash used by discontinued operations..............................         (2,973)         (1,984)               -
                                                                                ----------       ---------        ---------
Net cash used by operating activities......................................         (9,190)         (4,840)          (4,341)
                                                                                ----------       ---------        ---------
Cash flows from investing activities:
     Payments for purchase of Zoltek Intermediates companies, net of cash..              -          (4,599)               -
     Payments for purchase of property and equipment.......................         (5,339)         (6,135)         (15,744)
     Proceeds from sale of property and equipment..........................            772              33            6,163
     (Increase) decrease in notes receivable...............................          5,066              74           (2,573)
     Sale of marketable securities.........................................          1,483           5,705           11,774
                                                                                ----------       ---------        ---------
   Net cash provided (used) by continuing operations.......................          1,982          (4,922)            (380)
   Net cash provided (used) by discontinued operations.....................         37,823         (35,774)               -
                                                                                ----------       ---------        ---------
Net cash provided (used) by investing activities...........................         39,805         (40,696)            (380)
                                                                                ----------       ---------        ---------
Cash flows from financing activities:
     Purchase of treasury stock............................................              -               -             (118)
     Proceeds from exercise of common stock options........................            287              13              248
     Proceeds from issuance of notes payable...............................         13,162          15,748            1,525
     Repayment of notes payable............................................         (9,853)         (5,817)            (662)
                                                                                ----------       ---------        ---------
   Net cash provided by continuing operations..............................          3,596           9,944              993
   Net cash provided (used) by discontinued operations.....................        (35,375)         33,711                -
                                                                                ----------       ---------        ---------
Net cash provided (used) by financing activities...........................        (31,779)         43,655              993
                                                                                ----------       ---------        ---------
Effect of exchange rate changes on cash....................................             (6)           (532)             (26)
                                                                                ----------       ---------        ---------
Net decrease in cash.......................................................         (1,170)         (2,413)          (3,754)
Cash and cash equivalents at beginning of period...........................          1,837           4,250            8,004
                                                                                ----------       ---------        ---------
Cash and cash equivalents at end of period.................................     $      667       $   1,837        $   4,250
                                                                                ==========       =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash (refunded) paid during the year for:
     Interest..............................................................     $    2,708       $   3,573        $     527
     Income taxes..........................................................           (979)            747             (435)

                    The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

         Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Zoltek Materials Group, Inc., and Engineering Technology Corporation ("Entec Composite Machines"). Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers used in aircraft brakes and other composite materials. Zoltek Materials Group, Inc. manufactures "carbon fiber prepreg" (carbon fiber impregnated with resin) composite materials used in the production of composite products requiring unidirectional strength and stiffness, such as golf club shafts and other sporting goods. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Rt. manufactures and markets acrylic and nylon fibers and yarns for the textile industry, and carbon fiber. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. In fiscal 2001 and 2000, the Company owned a 45% interest in Hardcore Composites Operations, LLC ("Hardcore"), which designs and manufactures composite structures for the civil infrastructure market including bridges, bridge decks, marine pilings, fender panels, piers and stay-in-place form work. From November 1999 to November 2000, the Company owned Structural Polymer (Holdings) Limited ("SP Systems") which develops, markets and manufactures prepreg (glass and carbon fiber pre-impregnated with resin) materials, special bonding and laminating resins, reinforcement fabrics and consumable materials for composite manufacturing and engineering of composite structures. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION

         The consolidated balance sheet of the Company's current and former international subsidiaries, SP Systems and Zoltek Rt., were translated from British Pounds and Hungarian Forints, respectively, to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. and SP Systems are included in the results of operations.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

REVENUE RECOGNITION

         The Company recognizes sales on the date title to the sold product transfers to the customer, which generally approximates the shipping date. During 2001, 2000 and 1999, approximately $10,264,000, $9,626,000 and
$9,615,000, respectively, of sales was earned from one customer.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
--------------------------------------------------------------------------------

CONCENTRATION OF CREDIT RISK

         Zoltek's carbon fiber products are primarily sold to customers in the aerospace and composite industries. Zoltek Rt.'s products are mainly sold to customers in the textile industry. Zoltek Materials Group products are mainly sold to the sporting goods industry. Entec Composite Machine's products are mainly sold in the composite industry. While the markets for the Company's products are geographically unlimited, most of Zoltek's and Zoltek Materials Group's business is with customers located in North America and most of Zoltek Rt.'s sales are to customers in Europe and Asia, while Entec Composite Machine's sales are worldwide. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of September 30, 2001, the Company had no significant concentrations of credit risk.

CASH AND CASH EQUIVALENTS

         All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $443,000 and $1,837,000 at September 30, 2001 and 2000,
respectively.

MARKETABLE SECURITIES

         Marketable securities consisted of preferred stock equities (classified as available-for-sale) that were valued at fair market value. Unrealized gains and losses were reflected as other comprehensive loss within shareholders' equity until the marketable securities were sold in fiscal 2001.

INVENTORIES

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the years ended September 30, 2001, 2000 and 1999. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

         The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using primarily straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

              Buildings and improvements....................10 to 20 years
              Automobiles...................................3 to 5 years
              Machinery and equipment.......................5 to 20 years
              Furniture and fixtures........................7 to 10 years

         The Company primarily uses accelerated depreciation methods for income tax purposes.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
--------------------------------------------------------------------------------

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

GOODWILL AND OTHER INTANGIBLES

         Goodwill is the excess of the cost of net assets acquired in business purchases over the fair value. Goodwill and other intangibles are amortized on a straight-line basis over a 15-year period. The Company evaluates goodwill for possible impairment based on estimated future undiscounted cash flows of the business on an annual basis or whenever events occur which give rise to questions regarding the recoverability of the recorded goodwill balance. The Company will adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), in fiscal 2002. This new standard requires the Company to discontinue amortization of goodwill and other indefinite lived intangible assets and annually evaluate whether any of these assets are impaired using a fair market value approach to the entity or operations where these assets reside. Based upon a preliminary evaluation, the Company does not believe there will be an impairment of goodwill upon the adoption of SFAS 142.

FINANCIAL INSTRUMENTS

         The Company does not hold any financial instruments for trading purposes. The carrying value of cash, marketable securities and accounts payable approximated their fair value at September 30, 2001 and 2000. Substantially all of long-term debt bears current market rates of interest.

APPLICATION AND DEVELOPMENT EXPENSES

         Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Such costs were approximately $3,533,000, $2,479,000 and $1,925,000 in 2001, 2000 and 1999,
respectively.

INCOME TAXES

         The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
--------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period, while diluted net income (loss) per share reflects the potential dilutive effects of stock options. Because 2001 and 2000 results reflected a net loss, both basic and diluted earnings per share were calculated based on the same weighted average number of shares for the year.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was adopted early by the Company, effective October 1, 2000. The Company's planned disposition of Hardcore as discussed in Note 2 has been accounted for in accordance with SFAS No. 144.

FINANCIAL PRESENTATION CHANGES

         Certain prior year amounts have been reclassified to conform to the current year presentation.


2.       DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

         In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of Hardcore. The Company acquired a 45% interest in Hardcore in the third quarter of fiscal 2000 for $1.4 million in cash and guaranteed a note payable of $1.0 million. The Company entered into an assignment and assumption agreement at the time of the purchase of Hardcore that require the Company to guarantee Hardcore's post-closing obligations to the seller. The Company's guarantee relates to obligations of approximately $4.8 million. The obligations were payable as of April 28, 2001, however, these transactions have not yet been completed, pending the outcome of negotiations with the seller and pending final agreement with the proposed disposition of the Company's interest in Hardcore. The Company also provided additional funding for working capital. The financial statements of Hardcore were consolidated with the Company due to the ability to directly control the operations. Due to losses incurred by Hardcore, majority interest in consolidated partnerships was $0 at September 30, 2001 compared to $829,000 at September 30, 2000. The original purchase price was allocated to the fair value of assets acquired, with the excess of the amount paid for the business over the fair value of the assets recognized as goodwill. The Company expects that the disposition of Hardcore will be completed by the end of fiscal 2002.

         The Company recorded an impairment loss on discontinued operations of $5.1 million in the fourth quarter of fiscal 2001 to reduce the carrying value of Hardcore's net assets to their estimated fair value less estimated selling costs.

         In the fourth quarter of fiscal 2000, the Company formally adopted a plan to sell SP Systems. The Company acquired SP Systems in November 1999 for $30.0 million in cash and 2.5 million shares of the Company's common stock valued at a price of $11.00 per share, or $27.5 million, for a total purchase price of approximately $57.5 million. The acquisition resulted in the recognition of $49.3 million of goodwill. In connection with the acquisition, the Company borrowed $30.0 million to finance the purchase. In November 2000, the Company sold SP Systems to a group consisting of the original shareholders and a merchant banking firm. In connection with the sale, the Company received $30.0 million in cash, an interest-bearing note receivable of $5.0 million, the return of 2.5 million shares of the Company's common stock valued at $7.625 per share ($19.1 million aggregate value) and was repaid $7.9 million consisting of intercompany loans, accrued interest and closing expenses. Cash proceeds from the sale and repayment of the intercompany balances were used to retire $35.4 million of bank debt ($30.0 million initial financing and

--------------------------------------------------------------------------------

$5.4 million of working capital) and pay interest of $0.8 million. The Company also entered into a 10-year carbon fiber supply agreement and certain technology license agreements. The $5.0 million note was paid in September 2001.

         The Company recorded an impairment loss on discontinued operations of $2.7 million in the fourth quarter of fiscal 2000 to reduce the carrying value of SP System's net assets to their estimated fair value less estimated selling costs.

         The Company has reported the results of operations of Hardcore and SP Systems as discontinued operations for fiscal 2001 and 2000 in the consolidated statement of operations. Additionally, assets and liabilities associated with Hardcore and SP Systems have been reclassified as assets and liabilities of discontinued operations on the consolidated balance sheet.

         Certain information with respect to the discontinued operations of Hardcore and SP Systems for the years ended September 30, 2001 and 2000 is summarized as follows (amounts in thousands):

                                                                2001                     2000
                                                             ----------               ---------
       Net sales............................................ $    3,910               $  56,768
       Cost of sales........................................      5,030                  39,858
                                                             ----------               ---------
       Gross profit.........................................     (1,120)                 16,910
       Selling, general and administrative expenses.........      2,194                  12,552
       Goodwill amortization................................        103                   2,748
                                                             ----------               ---------
       Income (loss) from operations........................     (3,417)                  1,610
       Other expenses.......................................     (2,470)                 (3,014)
       Income tax expense...................................       (117)                   (551)
       Minority interest....................................        829                     (26)
                                                             ----------               ---------
       Net loss from operations.............................     (5,175)                 (1,981)
       Loss on impairment of assets.........................     (5,122)                 (2,700)
                                                             ----------               ---------
       Loss on discontinued operations, net of taxes........ $  (10,297)              $  (4,681)
                                                             ==========               =========

         Certain information with respect to the assets and liabilities of Hardcore and SP Systems at September 30, 2001 and 2000 is summarized as follows (amounts in thousands):

                                                                2001                    2000
                                                              ---------              ----------
       Cash and cash equivalents............................  $      10              $      921
       Accounts receivable, net.............................        420                  11,895
       Inventories..........................................        811                   8,696
       Property, plant, and equipment, net..................          -                  12,952
       Other assets.........................................         66                     982
       Goodwill, net........................................          -                  41,425
                                                              ---------              ----------
          Assets of discontinued operations.................  $   1,307              $   76,871
                                                              =========              ==========
       Accounts payable.....................................       (953)                 (8,917)
       Accrued expenses and other liabilities...............     (1,105)                 (3,158)
       Income taxes payable.................................          -                  (1,540)
       Current maturities of long-term debt.................     (1,000)                (36,375)
       Deferred income taxes payable........................       (125)                   (443)
       Other liabilities....................................       (600)                 (1,467)
                                                              ---------              ----------
            Liabilities of discontinued operations .........  $  (3,783)             $  (51,900)
                                                              =========              ==========

3.       INVENTORIES
--------------------------------------------------------------------------------

Inventories consist of the following (amounts in thousands):

                                                                                          September 30,
                                                                                    2001                2000
                                                                                -------------       -------------
         Raw materials.....................................................     $       5,811       $       7,700
         Work-in-process...................................................             2,014               1,516
         Finished goods....................................................            16,666              20,885
         Supplies, spares and other........................................               759                 950
                                                                                -------------       -------------
                                                                                $      25,250       $      31,051
                                                                                =============       =============

         The Company recorded an $8.6 million inventory valuation reserve during the year ended September 30, 2001 to reduce the carrying value of the inventory to a net realizable value. The reserve was established due to the intensified overcapacity occurring during the year, which caused distressed pricing across most existing markets for carbon fibers. At September 30, 2001 and 2000, the inventory valuation reserve was $10,905,000 and $3,340,000, respectively.

4.       PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following (amounts in thousands):

                                                                                          September 30,
                                                                                    2001                2000
                                                                                -------------       -------------
Land.......................................................................     $       1,544       $       1,515
Buildings and improvements.................................................            27,536              21,459
Machinery and equipment....................................................            70,252              45,395
Furniture and fixtures.....................................................             4,735               4,144
Construction in progress...................................................             2,185              28,748
                                                                                -------------       -------------
                                                                                      106,252             101,262
Less:  accumulated depreciation............................................           (27,095)            (21,773)
                                                                                -------------       -------------
                                                                                $      79,157       $      79,489
                                                                                =============       =============

         In fiscal 2001, the Company placed $27.7 million of assets in service that were previously classified as construction in progress. These assets are primarily located at the Abilene, Texas facility and consisted of $ 5.5 million of buildings and $22.2 million of machinery and equipment. The Company began recording depreciation on these assets from the date they were placed in service. In the third quarter of fiscal 2001, the Company elected to temporarily idle the continuous carbonization lines at the Abilene facility. These carbonization lines have a carrying value of $19.8 million at September 30, 2001. Management intends to return the lines to full production as market demand for carbon fiber products increases. During the years ended September 30, 2001, 2000 and 1999, the Company was not operating these continuous carbonization lines at full capacity, resulting in available unused capacity charges of $6,803,000, $4,658,000 and $3,953,000, respectively. These costs include depreciation and other overhead expenses associated with unused capacity.

5.       INCOME TAXES
--------------------------------------------------------------------------------

         The components of the benefit for income taxes for the years ended September 30, are as follows (amounts in thousands):

                                                               2001                  2000               1999
                                                          --------------        -------------       ------------
From continuing operations:
     Current:
         Federal.....................................     $         622         $      (1,497)      $     (1,792)
         State.......................................                 -                   (59)               (93)
         Non-U.S. local..............................               394                   448                635
                                                          -------------         -------------       ------------
                                                                  1,016                (1,108)            (1,250)
     Deferred:
         Federal.....................................            (1,551)               (1,409)             1,222
         State.......................................               352                   170                 93
         Non-U.S.....................................              (322)                   42               (247)
                                                          -------------         -------------       ------------
                                                                 (1,521)               (1,197)             1,068
                                                          -------------         -------------       ------------
              Total continuing operations............     $        (505)        $      (2,305)      $       (182)
                                                          =============         =============       ============

From discontinued operations:
     Current:
         Non-U.S.....................................     $           -         $       1,292       $          -
     Deferred:
         Federal.....................................               108                  (741)                 -
         State.......................................                 9                     -                  -
                                                          -------------         -------------       ------------
            Total discontinued operations............               117                   551                  -
                                                          -------------         -------------       ------------
     Total ..........................................     $        (388)        $      (1,754)      $       (182)
                                                          =============         =============       ============

         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax liabilities at September 30 are as follows (amounts in thousands):

                                                                                     2001               2000
                                                                                  -----------        -----------
     Tax effect of regular net operating losses..............................     $   (11,335)       $    (4,733)
     Valuation allowance on net operating losses.............................           7,229              2,013
     Tax effect of capital loss..............................................            (582)                 -
     Valuation allowance on capital loss.....................................             582                  -
     Depreciation............................................................           4,125              3,706
     Employee related costs..................................................             (97)              (155)
     Inventory reserve.......................................................             (92)               (10)
     Bad debt accrual........................................................             (76)               (33)
     Deferred state income taxes.............................................             (16)               174
     Other...................................................................             (84)               (24)
     Non-U.S. operations deferred tax, net...................................             232                483
                                                                                  -----------        -----------
              Total net deferred tax liabilities (asset).....................     $      (114)       $     1,421
                                                                                  ===========        ===========

--------------------------------------------------------------------------------

         The benefit for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                          2001             2000            1999
                                                                      ------------    ------------     ------------
At statutory rate:
         Income taxes on loss from continuing operations..........    $     (7,405)   $     (2,145)    $       (960)
Increases (decreases):
         Lower effective tax rate on non-U.S. operations..........               4            (361)             254
         Change in valuation allowance on net operating loss......           5,216               -                -
         Change in valuation allowance on capital loss............             582               -                -
         Local taxes, non-U.S.....................................             394             360              569
         State taxes, net of federal benefit......................             352             (38)             (32)
         Refund write-off.........................................             622               -                -
         Other....................................................            (270)           (121)             (13)
                                                                      ------------    ------------     ------------
                                                                      $       (505)   $     (2,305)    $       (182)
                                                                      ============    ============     ============

         For the years ended September 30, 2001, 2000 and 1999, the consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources was $(21,764,000) and $(15,000), $(7,751,000)
and $1,442,000, and $(1,810,000) and $(1,014,000), respectively.
Undistributed earnings of Zoltek Rt. ($10,448,000 and $10,463,000 at September 30, 2001 and 2000, respectively) are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.

6.       FINANCING
--------------------------------------------------------------------------------

SHORT-TERM DEBT AND CREDIT AGREEMENTS

         In November 1999, the Company entered into a six-year credit facility with a commercial bank in an original aggregate amount of $71.0 million. The Company paid $0.71 million as a nonrefundable fee to the bank for the arrangement of the credit facility. The Company amended and restated the credit agreement on May 31, 2000, to among other things, reduce the amount of borrowings available (from $71.0 million to $53.0 million) and modify certain financial covenants. The facility, as amended, contained financial covenants related to borrowings, future acquisitions, working capital, net worth, cash flow and fixed charge coverage. The Company reduced the borrowings under the credit facility by $35.4 million on November 6, 2000 from the proceeds of the sale of SP Systems.

         On May 11, 2001, the Company entered into a new two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The new credit facility is structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In conjunction therewith, the Company repaid borrowings of $9.0 million plus accrued interest and terminated the old credit facility. Borrowings under the new revolving credit facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S. based subsidiaries. The outstanding loans under the credit facility bear interest at the prime interest rate. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio and capital expenditures. The Company issued warrants to Southwest Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share, exercisable at any time during a five-year period from the date of the loan. The fair value of the warrants was estimated to be $48,000. In December 2001, the Company received a commitment letter from Southwest Bank regarding the waiver of certain financial covenants as of December 31, 2001 and modification of certain financial covenants for

--------------------------------------------------------------------------------

fiscal 2002. The Company expects that a definitive amendment to the credit agreement will be concluded in the second quarter of fiscal 2002.

         On May 18, 2001, the Company's Hungarian subsidiary also entered into an expanded credit facility (to $12.0 million from $6.0 million) with Raifeissen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility.

         In April 2000, the Company obtained secured financing in the amount of $1,720,000 with Southwest Bank for the real estate and manufacturing facility in Salt Lake City, Utah. The note bears interest at 9.0% and matures in June 2003.

         In 1998, the City of Abilene, Texas provided secured long-term financing as an incentive to locate facilities in Abilene. The original financing of $3,099,287 is non-interest bearing and will be repaid from real estate and personal property tax abatements.

LONG-TERM DEBT

         Long-term debt consists of the following (amounts in thousands):

                                                                                                  September 30,
                                                                                              ---------------------
                                                                                                2001         2000
                                                                                              -------      --------
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $17,579 to maturity in June 2003.......................... $ 1,778      $  1,700

     Note payable with interest at 9.95%, payable in monthly installments of
         principal and interest of $19,288 to maturity in September 2009.....................   1,272         1,373

     Note payable with interest at 9.5%, payable in monthly installments of
         principal and interest of $27,672 to maturity in December 2009 .....................   1,887         2,030

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................   1,762         2,315

     Revolving credit agreement, maturing in 2003, bearing interest at prime
            (prime rate at September 30, 2001 was 6.0%) .....................................   4,678             -

     Term loan, $0.5 million payable in 2002, balance payable in 2003, bearing interest
          at prime (prime rate at September 30, 2001 was 6.0%)...............................   4,000             -

     Revolving credit agreement, maturing in 2005 (average interest rate of 9.31%)...........       -         9,000

     Factoring facility with a Hungarian bank (average interest rate of 5.8%)................   4,443         3,030

     Working capital facility with a Hungarian bank (average interest rate
          of 5.0%)...........................................................................   1,565             -

     Capital investment facility with a Hungarian bank (average interest
         rate of 5.0%).......................................................................   1,724             -
                                                                                              -------      --------
                                                                                               23,109        19,448
            Less:  amounts payable within one year...........................................  (1,073)      (10,751)
                                                                                              -------      --------

     Long-term obligations from continuing operations........................................ $22,036      $  8,697
                                                                                              =======      ========





6.       FINANCING (CONTINUED)
--------------------------------------------------------------------------------

     Obligations from discontinued operations:
     Non-interest bearing purchase money note to be repaid on or
             before April 28, 2001 (see note 2)..............................................   1,000         1,000
     Borrowings against revolving credit agreement and term loan
            (average interest rate of 9.2%) .................................................       -        35,375
                                                                                              -------      --------

       Total Debt............................................................................ $24,109      $ 55,823
                                                                                              =======      ========

         Following is a schedule of required principal payments of long-term debt, net of discontinued operations (amounts in thousands):

                               Year ending
                              September 30,                                     Total
                              -------------                                     -----

                                 2002......................................    $  1,073
                                 2003......................................      16,305
                                 2004......................................         451
                                 2005......................................         484
                                 2006......................................       2,270
                                 Thereafter................................       2,526
                                                                               --------
                                                                               $ 23,109
                                                                               ========


7.       COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEASES

         Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease that expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease requires annual rental payments of $57,991 through October 2010. Rental expense related to this lease was $57,991 for the years ended September 30, 2001, 2000 and 1999.

         The Company entered into a sale/leaseback arrangement with Southwest Bank for a nitrogen plant located at the Abilene facility, in January 1999. The Company received $5,000,000 in cash for the nitrogen plant and did not recognize a gain or loss. The term of the lease is seven years and may be extended on a month-to-month basis thereafter. At expiration of the lease, the Company may repurchase the plant for market value. The lease is accounted for as an operating lease and requires minimum annual rental payments of $962,000 per year. Rental expense related to this lease was $962,000 and $784,000 for the years ended September 30, 2001 and 2000, respectively.

LEGAL

         The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

--------------------------------------------------------------------------------

SOURCES OF SUPPLY

         The Company currently obtains substantially all of its textile-type acrylic fibers to supply its carbon fiber operations from a single supplier, which is currently the sole merchant supplier of such raw materials in the world. This supplier is also the only supplier that currently produces precursor approved for use in aircraft brake applications.

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

8.       PROFIT SHARING PLAN
--------------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. Contributions of $220,000 were made by the Company for the year ended September 30, 1999 with no contributions made in subsequent years.

9.       STOCK OPTIONS
--------------------------------------------------------------------------------

         In 1992, the Company adopted a Long-term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1998 and prior vest 100% five years from date of grant. Options granted in 1999, 2000 and 2001 primarily vest 100% three years from date of grant. All options were issued at an option price equal to the market price on the date of grant.

         In 1992, the Company adopted a Directors Stock Option Plan under which options to purchase 7,500 shares of common stock at the then fair market value are currently issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock, at the then fair market value. The options expire from 2002 through 2010, respectively.

         The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented below as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

         Assumptions:                                                       2001            2000
         -----------                                                      -------         -------

         Expected life of options.................................        6 years         6 years
         Risk-free interest rate..................................          7.15%           7.50%
         Volatility of stock......................................            79%            114%
         Expected dividend yield..................................             --              --

--------------------------------------------------------------------------------

         The fair value of the options granted during 2001 and 2000 was $379,000 and $824,000, respectively. Had the fair value of the options been amortized to expense over the options' vesting periods, the pro forma impact on earnings of the stock-based compensation for the options would have been as follows (amounts in thousands, except for earnings per share information):

                                                                          2001          2000
                                                                       ---------      ---------

         Net loss:
             As reported..........................................     $ (31,571)     $  (8,685)
             Pro forma............................................       (32,027)        (9,142)

         Diluted loss per share:
             As reported..........................................     $   (1.91)     $   (0.47)
             Pro forma............................................         (1.94)         (0.50)

         Presented below is a summary of stock option plans activity for the years shown:

                                                   Wtd. Avg.       Options           Wtd. Avg.
                                                    Options     Exercise Price      Exercisable   Exercise Price
                                                   ---------    --------------      -----------   --------------

         Balance, September 30, 1998                 722,500      $   14.13           154,500        $  21.31
             Granted.............................    215,500           8.91
             Exercised...........................         --             --
             Cancelled...........................   (145,000)         10.78
                                                   ---------
         Balance, September 30, 1999                 793,000      $   13.32           199,500        $  18.41
             Granted.............................    237,500           8.58
             Exercised...........................         --             --
             Cancelled...........................    (58,000)          7.74
                                                   ---------
         Balance, September 30, 2000                 972,500      $   12.50           672,500        $  13.71
             Granted.............................    287,500           4.58
             Exercised...........................    (84,000)          3.42
             Cancelled...........................   (120,000)         16.27
                                                   ---------
         Balance, September 30, 2001               1,056,000      $   10.75           531,000        $  10.81
                                                   =========

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2001:

                                                    Options Outstanding                    Options Exercisable
                                             ----------------------------------       ----------------------------
            Range of                           Wtd. Avg.           Wtd. Avg.                           Wtd. Avg.
             Prices            Number        Remaining Life      Exercise Price        Number       Exercise Price
        --------------       ---------       --------------      --------------       -------       --------------
        $    1.33-2.33          12,000          2 years            $    1.83           12,000         $   1.83
             3.25-5.25         323,500          8 years                 4.38          118,500             4.23
             6.25-6.88         205,500          4 years                 6.42          205,500             6.42
             7.69-9.25         272,500          9 years                 8.51           45,000             8.44
           10.00-39.00         242,500          7 years                25.88          150,000            23.44
                             ---------                                                -------
        $   1.33-39.00       1,056,000          7 years            $   10.75          531,000         $  10.81
                             =========                                                =======

10.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
--------------------------------------------------------------------------------

         The SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires disclosure of segment information on a basis consistent with the basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Composite Intermediates and Specialty Products. The Carbon Fibers segment is the primary strategic segment and is focused on the manufacturing of low-cost carbon fibers, facilitating development of product and process applications to increase the demand for carbon fibers and aggressively marketing carbon fibers. The Carbon Fibers segment is located geographically in the United States and Hungary. The Composite Intermediates segment manufactures carbon fiber composite products and filament winding equipment used in the composites industry and is located in the United States. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. With the exception of the Carbon Fibers segment, none of the segment's sales is substantially dependent on one customer nor a small group of customers. Carbon Fibers has one customer which represented 13%, 12%, and 14% of the total sales of the Company in fiscal 2001, 2000 and 1999, respectively.

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's continuing operating segments as of and for the fiscal years ended September 30, 2001, 2000 and 1999 (amounts in thousands):

                                                         Fiscal Year Ended September 30, 2001
                                                         ------------------------------------
                                                                                       Corporate
                                                       Composite      Specialty      Headquarters
                                      Carbon Fibers  Intermediates    Products     and Eliminations     Total
                                      -------------  -------------    ---------    ----------------    --------

Net sales - external................    $ 25,960       $ 11,309        $ 39,209         $     -        $ 76,478
Net sales - intersegment............       1,216              -               -          (1,216)              -
                                        --------       --------        --------         -------        --------
   Total net sales..................      27,176         11,309          39,209          (1,216)         76,478
Gross profit (loss).................      (2,395)          (840)          5,210             170           2,145
Available unused capacity expenses..       6,803              -               -               -           6,803
Operating income (loss).............     (13,420)        (3,603)            418          (3,923)        (20,528)
Depreciation and amortization
  expense...........................       4,690            831           1,001              82           6,604
Capital expenditures................       3,328            323           1,688               -           5,339
Total assets, net of discontinued
  operations........................      88,442         10,474          22,129            (860)        120,185

                                                         Fiscal Year Ended September 30, 2000
                                                         ------------------------------------
                                                                                       Corporate
                                                       Composite      Specialty      Headquarters
                                      Carbon Fibers  Intermediates    Products     and Eliminations     Total
                                      -------------  -------------    ---------    ----------------    --------

Net sales - external................    $ 27,523       $ 10,988        $ 39,784         $     -        $ 78,204
Net sales - intersegment............         288              -               -            (288)              -
                                        --------       --------        --------         -------        --------
   Total net sales..................      27,811         10,988          39,784            (288)         78,204
Gross profit (loss).................       6,728            174           6,784              (2)         13,684
Available unused capacity expenses..       4,658              -               -               -           4,658
Operating income (loss).............      (1,928)        (1,672)            987          (2,783)         (5,396)
Depreciation and amortization
  expense...........................       4,259            717           1,072              96           6,144
Capital expenditures................       2,840            547           2,748               -           6,135
Total assets, net of discontinued
  operations........................      89,615         13,842          23,873           3,500         130,830




10.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
--------------------------------------------------------------------------------

                                                         Fiscal Year Ended September 30, 1999
                                                         ------------------------------------
                                                                                       Corporate
                                                       Composite      Specialty      Headquarters
                                      Carbon Fibers  Intermediates    Products     and Eliminations     Total
                                      -------------  -------------    ---------    ----------------    --------

Net sales...........................    $ 25,404       $      -        $ 43,121         $     -        $ 68,525
Gross profit........................       8,023              -           7,127               -          15,150
Available unused capacity expenses..       3,953              -               -               -           3,953
Operating income (loss).............       1,093              -          (1,564)         (2,857)         (3,328)
Depreciation and amortization
  expense...........................       4,240              -           1,066             116           5,422
Capital expenditures................      13,330              -           2,414               -          15,744
Total assets........................      85,796              -          35,935          15,025         136,756

         Sales and long-lived assets, by geographic area, consist of the following as of and for the three years ended September 30, 2001, 2000 and 1999 (amounts in thousands):


                                        2001                            2000                        1999
                             --------------------------      --------------------------   ---------------------------
                                                Net                             Net                           Net
                                             Long Lived                      Long Lived                    Long Lived
                             Net Sales (a)   Assets (b)      Net Sales (a)   Assets (b)   Net Sales (a)    Assets (b)
                             -------------   ----------      -------------   ----------   -------------    ----------
      United States            $ 27,715       $  54,685        $ 30,935       $ 60,756      $ 21,347        $ 55,400

      Western Europe
           Italy                  6,362                           7,544              -         5,804               -
           France                 3,606                           4,163              -         3,856
           Other                  4,095                           4,063                        6,633
                                                                                     -                             -
      Eastern Europe
           Hungary               15,224          25,144          15,818         19,351        16,508          22,022
           Poland                 4,087                           4,464              -         4,186               -
           Other                  9,936                           7,300              -         4,730               -
      Other Areas                 5,453               -           3,917              -         5,461               -
                               --------        --------        --------       --------      --------        --------
           Total               $ 76,478        $ 79,829        $ 78,204       $ 80,107      $ 68,525        $ 77,422
                               ========        ========        ========       ========      ========        ========

      (a) Revenues are attributed to countries based on the location of the customer.
      (b) Property, plant and equipment net of accumulated depreciation and goodwill and intangibles, net of discontinued operations, based on country location of assets.

11.  ACQUISITIONS
--------------------------------------------------------------------------------

         During the first quarter of fiscal 2000, the Company acquired downstream businesses, Zoltek Materials Group and Entec Composite Machines, for an aggregate purchase price of $4.0 million in cash. The Company also assumed certain liabilities at acquisition and provided working capital and credit facilities for the acquired companies.

         In the third quarter of fiscal 2000, the Company acquired a 45% preferred membership interest in Hardcore for $1.4 million in cash and guaranteed a note payable of $1.0 million. The Company also provided additional funding for working capital. During the fourth quarter 2001, the Company formally adopted a plan to sell its interest in Hardcore (see note 2).

--------------------------------------------------------------------------------

         In the first quarter of fiscal 1999, the Company acquired SP Systems. The aggregate purchase price paid by the Company in connection with the acquisition was approximately $30.0 million in cash and 2.5 million shares of Zoltek common stock having a market value of $27.5 million on the date of acquisition. During the fourth quarter of fiscal 2000, the Company formally adopted a plan to sell SP Systems (see note 2), which was completed in November 2000.

         These acquisitions were accounted under the purchase method of accounting and are included in the Company's consolidated financial statements from the date of acquisition. The purchase prices were allocated to the fair value of the assets acquired. The excess of the amount paid for the companies over the fair value of the assets acquired was recognized as goodwill and had been amortized over 15 years.

         Set forth below is aggregate selected purchase price data of the acquired companies at the dates of acquisition (amounts in thousands).

                                                                       SP Systems       Hardcore      Other        Total
                                                                       ----------       --------      -----        -----

Fair value of assets and liabilities acquired:
    Current assets..............................................        $ 18,342        $   321      $ 2,310      $ 20,973
    Long-term assets..........................................             9,093          2,967         6067        18,127
    Goodwill and intangibles.................................             49,337          1,598          680        51,615
    Liabilities......................................................    (18,854)        (2,623)      (6,081)      (27,558)
                                                                        --------        -------      -------      --------
          Net purchase price.....................................       $ 57,918        $ 2,263      $ 2,976      $ 63,157
                                                                        ========        =======      =======      ========


12.       SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
------------------------------------------------------------------------------------------------------------

(Amounts in thousands, except per share data)

Fiscal year 2001                                    1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
------------------------------------------------------------------------------------------------------------
Net sales..........................................   $ 21,831       $ 20,334       $ 17,156       $ 17,157
Gross profit.......................................      2,707         (5,109)         2,193          2,354
Loss from continuing operations....................     (2,317)       (11,816)        (3,583)        (3,558)
Loss from discontinued operations..................     (1,980)          (718)          (654)        (6,945)
Net loss...........................................   $ (4,297)      $(12,534)      $ (4,237)      $(10,503)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $  (0.13)      $  (0.73)      $  (0.22)      $  (0.21)
  Discontinued operations..........................      (0.11)         (0.04)         (0.04)         (0.43)
                                                      --------       --------       --------       --------
         Total.....................................   $  (0.24)      $  (0.77)      $  (0.26)      $  (0.64)
                                                      ========       ========       ========       ========

Fiscal year 2000                                    1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
------------------------------------------------------------------------------------------------------------
Net sales..........................................   $ 17,465       $ 19,738       $ 19,595       $ 21,406
Gross profit.......................................      3,724          4,381          2,977          2,602
Loss from continuing operations....................       (744)          (672)          (846)        (1,742)
Loss from discontinued operations..................       (454)          (437)          (523)        (3,267)
Net loss...........................................   $ (1,198)      $ (1,109)      $ (1,369)      $ (5,009)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $  (0.04)      $  (0.03)      $  (0.05)      $  (0.10)
  Discontinued operations..........................      (0.03)         (0.03)         (0.02)         (0.17)
                                                      --------       --------       --------       --------
         Total.....................................   $  (0.07)      $  (0.06)      $  (0.07)      $  (0.27)
                                                      ========       ========       ========       ========




Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not Applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

         The information set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of
Part I of this report.

Item 11.  Executive Compensation
-------   ----------------------

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by this reference.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
-------   --------------------------------------------------------------

         (a)      (1)      Financial statements: The following financial
statements are included in Item 8 of this report:

                  Report of Independent Accountants

                  Consolidated Balance Sheet as of September 30, 2001
                  and 2000

                  Consolidated Statement of Operations for the years ended September 30, 2001, 2000 and 1999

                  Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2001, 2000 and 1999

                  Consolidated Statement of Cash Flows for the years ended September 30, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

                  (2) The following financial statement schedule and independent accountant's report thereon are included in Part IV of this report:

                                                                        Page
                                                                        ----

         Report of Independent Public Accountants on
         Financial Statement Schedule                                     47

         12-09 Valuation and Qualifying Accounts and Reserves             48

                           Schedules other than those listed above have been
omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.

                  (3) The following exhibits are filed herewith or incorporated by reference herein, as indicated:


         3.1 Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

         3.2 Restated By-Laws of the Registrant, as currently in effect, filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

         4.1 Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

         4.2 Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant's Common Stock is filed herewith

         10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit
                  10.7 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

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

         10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company, filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.9 Stock Purchase Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited, filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

         10.10 Credit Agreement, dated as of November 19, 1999, by and among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites Incorporated, Engineering Technology Corporation and Mercantile Bank National Association, filed as Exhibit 2.3 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

         10.11 Amended and Restated Credit Agreement dated as of November 19, 1999 and amended and restated as of May 31, 2000, among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites, Inc., Engineering Technology Corporation and Firstar Bank Missouri, N.A., filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q dated for the quarter ended June 30, 2000 is incorporated herein by this reference

         10.12 Stock Purchase Agreement, dated as of November 6, 2000, by and among Structural Polymer Group Limited, Zoltek Companies, Inc. and certain Shareholders of Zoltek Companies, Inc., filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 6, 2000 is incorporated herein by this reference

         10.13 Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

         21 Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is incorporated herein by this reference

         23       Consent of PricewaterhouseCoopers LLP is filed herewith

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ZOLTEK COMPANIES, INC.
                                         (Registrant)


                                    By  /s/ Zsolt Rumy
                                        -------------------------------------
                                        Zsolt Rumy, Chairman of the Board,
                                        President and Chief Executive Officer
Date: December 28, 2001

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

Signature                                 Title                                         Date
---------                                 -----                                         ----

/s/ Zsolt Rumy                            Chairman, Chief Executive Officer             December 28, 2001
------------------------------------      and Director
Zsolt Rumy


/s/ James F. Whalen                       Chief Financial Officer                       December 28, 2001
------------------------------------      and Corporate Secretary
James F. Whalen


/s/ Linn Bealke                           Director                                      December 28, 2001
------------------------------------
Linn Bealke


/s/ James W. Betts                        Director                                      December 28, 2001
------------------------------------
James W. Betts


/s/ Charles A. Dill                       Director                                      December 28, 2001
------------------------------------
Charles A. Dill


/s/ John L. Kardos                        Director                                      December 28, 2001
------------------------------------
John L. Kardos


/s/ John F. McDonnell                     Director                                      December 28, 2001
------------------------------------
John F. McDonnell

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Zoltek Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated December 28, 2001 appearing in the 2001 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
December 28, 2001

                                              FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                    Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                     (Amounts in thousands)
          Column A                  Column B                         Column C                         Column D         Column E
          --------                  --------           ------------------------------------           --------         --------
                                                                     Additions
                                                       ------------------------------------
                                   Balance at          Charged to              Charged to                             Balance at
                                    beginning          costs and             other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------
RESERVE FOR DOUBTFUL ACCOUNTS       $   899            $     836              $       --             $     975(1)      $     760
                                    =======            =========              ==========             =========         =========

RESERVE FOR INVENTORY VALUATION     $ 3,340            $   8,644              $       --             $   1,079(2)      $  10,905
                                    =======            =========              ==========             =========         =========


                                                ---------------------------------


                                              FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                    Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                     (Amounts in thousands)

          Column A                  Column B                         Column C                         Column D         Column E
          --------                  --------           ------------------------------------           --------         --------
                                                                     Additions
                                                       ------------------------------------
                                   Balance at          Charged to              Charged to                             Balance at
                                    beginning          costs and             other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------
RESERVE FOR DOUBTFUL ACCOUNTS       $   774            $      81              $      190(3)          $     146(1)      $     899
                                    =======            =========              ==========             =========         =========

RESERVE FOR INVENTORY VALUATION     $ 2,191            $   1,609              $       --             $     460(2)      $   3,340
                                    =======            =========              ==========             =========         =========


                                                ---------------------------------


                                              FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                    Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                     (Amounts in thousands)

          Column A                  Column B                         Column C                         Column D         Column E
          --------                  --------           ------------------------------------           --------         --------
                                                                     Additions
                                                       ------------------------------------
                                   Balance at          Charged to              Charged to                             Balance at
                                    beginning          costs and             other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------
RESERVE FOR DOUBTFUL ACCOUNTS       $   314            $     577              $       --             $     117(1)      $     774
                                    =======            =========              ==========             =========         =========

RESERVE FOR INVENTORY VALUATION     $ 3,122            $      40              $       --             $     971(2)      $   2,191
                                    =======            =========              ==========             =========         =========

-----------------
(1) Write-off of uncollectible receivable, net of recovery.
(2) Write-down of specific inventory items.
(3) Acquisition of subsidiaries.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.       Description
-----------       -----------

         3.1      Restated Articles of Incorporation of the Registrant*

         3.2      Restated By-Laws of the Registrant, as currently in effect*

         4.1      Form of certificate for Common Stock*

         4.2 Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant's Common Stock

         10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992*

         10.2     Zoltek Companies, Inc. Long Term Incentive Plan*

         10.3 Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999*

         10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation*

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

         10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company*

         10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis*

         10.9 Stock Purchase Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited *


------------------
* Incorporated herein by reference

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.       Description
-----------       -----------

         10.10 Credit Agreement, dated as of November 19, 1999, by and among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites Incorporated, Engineering Technology Corporation and Mercantile Bank National Association*

         10.11 Amended and Restated Credit Agreement dated as of November 19, 1999 and amended and restated as of May 31, 2000, among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Intermediates Corporation, Zoltek Properties, Inc., Cape Composites, Inc., Engineering Technology Corporation and Firstar Bank Missouri, N.A.*

         10.12 Stock Purchase Agreement, dated as of November 6, 2000, by and among Structural Polymer Group Limited, Zoltek Companies, Inc. and certain Shareholders of Zoltek Companies, Inc.*

         10.13 Credit Agreement, dated as of May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC*

         21       Subsidiaries of the Registrant*

         23       Consent of PricewaterhouseCoopers LLP




------------------
* Incorporated herein by reference