Form 10-Q
period 2001-12-31
ZOLTEK COMPANIES INC
filed 2002-02-14
CIK 890923

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549





                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934







For the quarter ended December 31, 2001            Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 8, 2002, 16,285,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                                                   ZOLTEK COMPANIES, INC.

                                                 CONSOLIDATED BALANCE SHEET
                                 (Amounts in thousands, except share and per share amounts)

                                                                                         DECEMBER 31,     SEPTEMBER 30,
ASSETS                                                                                      2001              2001
-----------------------------------------------------------------------------------------------------------------------

                                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents........................................................... $   1,164         $     667
     Accounts receivable, less allowance for doubtful accounts of $820 and
       $760, respectively................................................................    11,025            13,518
     Inventories.........................................................................    24,754            25,250
     Other current assets................................................................       945               666
     Current assets of discontinued operations...........................................     1,082             1,307
                                                                                          ---------         ---------
          Total current assets...........................................................    38,970            41,408
Property and equipment, net..............................................................    78,885            79,157
Intangible assets, net...................................................................       653               672
Other assets.............................................................................       809               255
                                                                                          ---------         ---------
          Total assets................................................................... $ 119,317         $ 121,492
                                                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt................................................ $   1,128         $   1,073
     Trade accounts payable..............................................................     9,881            11,295
     Accrued expenses and other liabilities..............................................     3,485             3,342
     Short-term debt to be extinguished with discontinued operations.....................     1,000             1,000
     Current liabilities of discontinued operations......................................     2,238             2,058
                                                                                          ---------         ---------
          Total current liabilities......................................................    17,732            18,768
Other long-term liabilities..............................................................       334               367
Long-term debt, less current maturities..................................................    24,527            22,036
Long-term liabilities of discontinued operations.........................................       725               725
                                                                                          ---------         ---------
          Total liabilities..............................................................    43,318            41,896
                                                                                          ---------         ---------

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding...................................................         -                 -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,285,338 shares issued and outstanding, respectively............................       188               188
     Additional paid-in capital..........................................................   128,024           128,024
     Accumulated deficit.................................................................   (13,442)           (9,071)
     Treasury common stock at cost, 2,514,993 shares.....................................   (19,181)          (19,181)
     Accumulated other comprehensive loss................................................   (19,590)          (20,364)
                                                                                          ---------         ---------
          Total shareholders' equity.....................................................    75,999            79,596
                                                                                          ---------         ---------
          Total liabilities and shareholders' equity .................................... $ 119,317         $ 121,492
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

                                                     ZOLTEK COMPANIES, INC.

                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                              ------------------------------------
                                         (Amounts in thousands, except per share data)
                                                          (Unaudited)

                                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                                    2001        2000
---------------------------------------------------------------------------------------------------------------------------
Net sales........................................................................................ $ 16,557    $ 21,831
Cost of sales....................................................................................   14,569      19,124
                                                                                                  --------    --------
         Gross profit............................................................................    1,988       2,707
Available unused capacity costs..................................................................    1,670       1,418
Application and development costs................................................................    1,030         980
Selling, general and administrative expenses.....................................................    2,514       3,264
                                                                                                  --------    --------
         Operating loss from continuing operations...............................................   (3,226)     (2,955)
Other income (expense):
         Interest expense........................................................................     (419)       (760)
         Interest income.........................................................................        7         334
         Other, net..............................................................................      (40)         47
                                                                                                  --------    --------
Loss from continuing operations before income taxes..............................................   (3,678)     (3,334)
Income tax expense (benefit).....................................................................       45      (1,017)
                                                                                                  --------    --------
         Net loss from continuing operations.....................................................   (3,723)     (2,317)
                                                                                                  --------    --------
Discontinued operations:
         Operating loss, net of taxes............................................................     (648)       (220)
         Loss on disposal of discontinued operations, net of taxes...............................        -      (1,760)
                                                                                                  --------    --------
              Total loss on discontinued operations, net of taxes................................     (648)     (1,980)
                                                                                                  --------    --------
Net loss......................................................................................... $ (4,371)   $ (4,297)
                                                                                                  ========    ========

Net loss per share:
         Basic and diluted loss per share:
              Continuing operations.............................................................. $  (0.23)   $  (0.13)
              Discontinued operations............................................................    (0.04)      (0.11)
                                                                                                  --------    --------
              Total.............................................................................. $  (0.27)   $  (0.24)
                                                                                                  ========    ========


Weighted average common and common equivalent shares outstanding.................................   16,285      17,225






                The accompanying notes are an integral part of the consolidated financial statements.

                                                   ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ------------------------------------
                                                   (Amounts in thousands)
                                                         (Unaudited)
                                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                                  2001           2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................. $(4,371)       $ (4,297)
      Adjustments to reconcile net loss to net cash
      used by operating activities:
           Loss from discontinued operations...................................................     757           1,980
           Depreciation and amortization.......................................................   1,590           1,552
           Unrealized foreign exchange loss....................................................     175             181
           Other, net..........................................................................       -              21
           Changes in assets and liabilities:
                 Decrease in accounts receivable...............................................   2,549           1,069
                 (Increase) decrease in inventories............................................     812          (1,362)
                 Increase in other current assets..............................................    (978)           (442)
                 (Increase) decrease in other assets...........................................     495          (1,122)
                 Increase (decrease) in trade accounts payable.................................  (1,631)          3,006
                 Decrease in accrued expenses and other liabilities............................    (148)           (783)
                 Decrease in other long-term liabilities.......................................    (125)            (18)
                                                                                                -------        --------
                      Total adjustments........................................................   3,496           4,082
                                                                                                -------        --------
      Net cash used by continuing operations...................................................    (875)           (215)
      Net cash used by discontinued operations.................................................    (352)         (1,029)
                                                                                                -------        --------
Net cash used by operating activities..........................................................  (1,227)         (1,244)
                                                                                                -------        --------
Cash flows from investing activities:
          Payments for purchase of property and equipment......................................    (666)         (1,519)
          Other, net...........................................................................      28              13
                                                                                                -------        --------
      Net cash used by continuing operations...................................................    (638)         (1,506)
      Net cash provided by discontinued operations.............................................       -          37,714
                                                                                                -------        --------
Net cash provided (used) by investing activities...............................................    (638)         36,208
                                                                                                -------        --------
Cash flows from financing activities:
          Proceeds from exercise of common stock options.......................................       -              72
          Proceeds from issuance of notes payable..............................................   2,420             135
          Repayment of notes payable...........................................................     (79)              -
                                                                                                -------        --------
      Net cash provided by continuing operations...............................................   2,341             207
      Net cash used by discontinued operations.................................................       -         (35,401)
                                                                                                -------        --------
Net cash provided (used) by financing activities...............................................   2,341         (35,194)
Effect of exchange rate changes on cash........................................................      21              26
                                                                                                -------        --------
Net increase (decrease) in cash................................................................     497            (204)
Cash and cash equivalents at beginning of period...............................................     667           2,222
                                                                                                -------        --------
Cash and cash equivalents at end of period..................................................... $ 1,164        $  2,018
                                                                                                =======        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
     Interest.................................................................................. $   375        $  1,236
     Income taxes.............................................................................. $    24        $    103
Non-cash financing activities:
     Return of common stock in acquisition and divestiture..................................... $     -        $(19,063)
     Note receivable received in divestiture................................................... $     -        $ (5,000)



                The accompanying notes are an integral part of the consolidated financial statements.

                             ZOLTEK COMPANIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 2001 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter ended December 31, 2001 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2002.

2.   PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Zoltek Materials Group, Inc., and Engineering Technology Corporation ("Entec Composites Machines"). The Company also owns a 45% interest in Hardcore Composites Operations, LLC ("Hardcore Composites"). From November 1999 to November 2000, the Company owned Structural Polymer (Holdings) Limited ("SP Systems").

The consolidated balance sheets of the Company's current and former international subsidiaries, Zoltek Rt. and SP Systems, were translated from Hungarian Forints and British Pounds, respectively, to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect during the periods presented. Adjustments resulting from the translation of financial statements are reflected as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. and SP Systems are included in the results of operations. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles and on a consistent basis with the consolidated financial statements as of and for the year ended September 30, 2001. All significant intercompany transactions and balances have been eliminated upon consolidation.

3.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of Hardcore Composites, which designs and manufactures composite structures for the civil infrastructure market. The Company acquired a 45% interest in Hardcore Composites in the third quarter of fiscal 2000 for $1.4 million in cash and guaranteed a note payable of $1.0 million. The Company entered into an assignment and assumption agreement at the time of the purchase of Hardcore Composites that requires the Company to guarantee Hardcore Composites' post-closing obligations to the seller. The Company's guarantees relate to obligations of approximately $4.8 million. The obligations were payable as of April 28, 2001, however, these transactions have not been completed, pending the outcome of negotiations with the seller and the proposed disposition of the Company's interest in Hardcore Composites. The financial statements of Hardcore Composites were consolidated with the Company due to the ability to directly control the operations. The original purchase price was allocated to the fair value of assets acquired, with the excess of the amount paid for the business over the fair value of the assets recognized as goodwill. The Company recorded an impairment loss on discontinued operations of $5.1 million in the fourth quarter of fiscal 2001 to reduce the carrying value of Hardcore Composites' net assets to their estimated fair value less estimated selling costs. The Company expects that the disposition of Hardcore Composites will be completed by the end of fiscal 2002.

In the fourth quarter of fiscal 2000, the Company formally adopted a plan to sell SP Systems. The Company acquired SP Systems in November 1999 and sold it in November 2000. (For further discussion see Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report.)

The Company reported the results of the operations of Hardcore Composites and SP Systems as discontinued operations for the first quarter of fiscal 2002 and 2001 in the consolidated statement of operations. Assets and liabilities associated with Hardcore have been reclassified as assets and liabilities of discontinued operations on the consolidated balance sheet.

Certain information with respect to the discontinued operations of Hardcore Composites and SP Systems for the quarters ended December 31, 2001 and 2000 is summarized as follows (amounts in thousands):


                                                                                        2001               2000
                                                                                     ----------          ---------
       Net sales.................................................................... $      318          $     701
       Cost of sales................................................................        621                952
                                                                                     ----------          ---------
       Gross profit.................................................................       (303)              (251)
       Selling, general and administrative expenses.................................        334                428
       Goodwill amortization........................................................          -                 27
                                                                                     ----------          ---------
       Loss from operations.........................................................       (637)              (706)
       Other expenses...............................................................        (11)               (65)
       Income tax expense...........................................................          -                127
       Minority interest............................................................          -                424
                                                                                     ----------          ---------
       Net loss from operations.....................................................       (648)              (220)
       Loss on disposal of discontinued operations..................................          -             (1,760)
                                                                                     ----------          ---------
       Loss on discontinued operations, net of taxes................................ $     (648)         $  (1,980)
                                                                                     ==========          =========

         Certain information with respect to the assets and liabilities of Hardcore Composites at December 31, 2001 and September 30, 2001 is summarized as follows (amounts in thousands):


                                                                                    December 31,       September 30,
                                                                                        2001                2001
                                                                                     ----------          ---------
       Cash and cash equivalents.................................................... $       12          $      10
       Accounts receivable, net.....................................................        584                420
       Inventories..................................................................        379                811
       Other assets.................................................................        107                 66
                                                                                     ----------          ---------
          Assets of discontinued operations......................................... $    1,082          $   1,307
                                                                                     ==========          =========

       Accounts payable............................................................. $   (1,268)         $    (953)
       Accrued expenses and other liabilities.......................................       (970)            (1,105)
       Current maturities of long-term debt.........................................     (1,000)            (1,000)
       Deferred income taxes payable................................................       (125)              (125)
       Other liabilities............................................................       (600)              (600)
                                                                                     ----------          ---------
           Liabilities of discontinued operations .................................. $   (3,963)         $  (3,783)
                                                                                     ==========          =========

4.   COMPREHENSIVE INCOME

Comprehensive loss for the quarters ended December 31, 2001 and 2000 was as follows (amounts in thousands):


                                                                                        2001               2000
                                                                                     ----------          ---------

          Net loss.................................................................. $   (4,371)         $  (4,297)
          Foreign currency translation adjustment...................................        774                208
                                                                                     ----------          ---------
          Comprehensive loss........................................................ $   (3,597)         $  (4,089)
                                                                                     ==========          =========


5.   DEBT

On May 11, 2001, the Company entered into two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million, structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. Borrowings under the facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S. based subsidiaries and bear interest at the prime interest rate. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. In December 2001, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio for the first two quarters of fiscal 2002, and modify the current ratio and inventory turn ratio. In consideration for the waiver and modifications, the Company paid a one-time fee of $25,000 and the interest rate was adjusted to the prime rate plus 0.25%. At December 31, 2001, the Company was in compliance with all financial covenants requirements, as amended.

6.   SEGMENT INFORMATION

The Company's operations consist of three business segments: Carbon Fibers, Composite Intermediates and Specialty Products.

The Carbon Fibers segment manufactures low-cost carbon fibers, facilitates development of product and process applications to increase the demand for carbon fibers and aggressively markets carbon fibers. The Carbon Fiber segment is located geographically in the United States and Hungary.

The Composite Intermediates segment manufactures carbon fiber composite products and filament winding equipment used in the composite industry and is located in the United States. In addition, this business segment supports the Carbon Fibers business segment by providing composite design and engineering for development of applications for carbon fiber reinforced composites.

The Specialty Products segment manufactures and markets acrylic fibers, nylon products and industrial materials primarily to the textile industry and is located in Hungary.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of December 31, 2001 and September 30, 2001 and for the three-month periods ended December 31, 2001 and 2000 (amounts in thousands):


                                                                      THREE MONTHS ENDED DECEMBER 31, 2001
                                                                      ------------------------------------

                                                                                                    CORPORATE
                                                                                                   HEADQUARTERS
                                              CARBON             COMPOSITE         SPECIALTY           AND
                                              FIBERS           INTERMEDIATES       PRODUCTS        ELIMINATIONS         TOTAL
                                            -----------        -------------      -----------      ------------      -----------
Net sales - external                        $     5,748         $     2,027       $     8,782      $         -       $    16,557
Net sales - intersegment                             98                   -                 -              (98)
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                              5,846               2,027             8,782              (98)           16,557
Available unused capacity expenses                1,670                   -                 -                -             1,670
Operating income (loss)                          (2,206)               (491)              351             (880)           (3,226)
Depreciation and amortization expense             1,171                 208               191               20             1,590
Capital expenditures                                411                   -               255                -               666

                                                                      THREE MONTHS ENDED DECEMBER 31, 2000
                                                                      ------------------------------------

                                                                                                    CORPORATE
                                                                                                   HEADQUARTERS
                                              CARBON             COMPOSITE         SPECIALTY           AND
                                              FIBERS           INTERMEDIATES       PRODUCTS        ELIMINATIONS         TOTAL
                                            -----------        -------------      -----------      ------------      -----------
Net sales - external                        $     7,357         $     3,720       $    10,754      $         -       $    21,831
Net sales - intersegment                            370                   -                 -             (370)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                              7,727               3,720            10,754             (370)           21,831
Available unused capacity expenses                1,418                   -                 -                -             1,418
Operating loss                                     (791)               (815)             (413)            (936)           (2,955)
Depreciation and amortization expense             1,119                 207               205               21             1,552
Capital expenditures                              1,135                 343                41                -             1,519

                                                                  TOTAL ASSETS, NET OF DISCONTINUED OPERATIONS
                                                                  --------------------------------------------

                                                                                                    CORPORATE
                                                                                                   HEADQUARTERS
                                              CARBON             COMPOSITE         SPECIALTY           AND
                                              FIBERS           INTERMEDIATES       PRODUCTS        ELIMINATIONS         TOTAL
                                            -----------        -------------      -----------      ------------      -----------
December 31, 2001                           $    88,413         $     9,242       $    21,350      $      (770)      $   118,235
September 30, 2001                               88,442              10,474            22,129             (860)          120,185



GEOGRAPHIC INFORMATION (AMOUNTS IN THOUSANDS)
---------------------------------------------

                                                            REVENUES (1)
                                                         THREE MONTHS ENDED                        LONG-LIVED ASSETS (2)
                                                            DECEMBER 31,                        DECEMBER 31,  SEPTEMBER 30,
                                                        2001           2000                        2001           2001
                                                     ----------     ----------                  -----------    -----------

United States........................................$    4,777     $    9,120                   $   52,887     $   54,685
Hungary..............................................    11,780         12,711                       25,998         25,144
                                                     ----------     ----------                   ----------     ----------
Total................................................$   16,557     $   21,831                   $   78,885     $   79,829
                                                     ==========     ==========                   ==========     ==========

(1) Revenues are attributed to the entity recognizing the sale in the interim statements, as it is not practical to accumulate every customer's country of domicile on an interim basis.
(2) Property, plant and equipment net of accumulated depreciation and goodwill and intangibles, net of discontinued operations, based on country location of assets.


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

As the Company pursues its application and market development efforts, the Company has found the existing composite materials value chain relatively slow to change given the requirement for radical innovation in design, engineering and building processes as well as the reluctance to shift from the invested base in current building materials to one based on carbon fiber composites. Therefore, the Company has sought to accelerate the introduction and development of carbon fiber composites across a broad range of mass-market applications. The Company is continuing to target emerging applications for low-cost, high-performance carbons in automobile manufacturing, alternate energy technologies, deep sea oil drilling applications, filament winding applications, buoyancy and fire resistant applications.

The Company acquired a series of downstream businesses during fiscal 2000, with the objective of accelerating the introduction and development of carbon fibers and carbon fiber composites in low-cost, high volume applications. The Company's strategy includes providing direct input into the composites value chain by supplying composite engineering and design technology, composite processing technology and the ability to create integrated product solutions utilizing composite materials. These acquisitions included Zoltek Materials Group and Entec Composite Machines.

Additionally, in November 1999, the Company acquired Structural Polymer (Holdings) Ltd. ("SP Systems"), which designs and manufactures composite materials used in large scale structures such as wind turbine blades and marine structures. While this acquisition was consistent with the Company's business strategy, the financial performance of this business was unsatisfactory. Therefore, in fiscal 2000, the Company formally adopted a plan to sell this subsidiary. In November 2000, the Company sold SP Systems and entered into agreements that provide for various continuing relationships, including a ten-year carbon fiber supply agreement.

In April 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC ("Hardcore Composites"). Hardcore Composites designs and manufactures composite structures for the civil infrastructure market. In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its interests in Hardcore Composites. The Company expects that the disposition of Hardcore Composites will be completed by the end of fiscal 2002.

The Company's consolidated financial statements for the first quarter of fiscal 2002 and 2001 account for Hardcore Composites and SP Systems as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

The Company's carbon fiber manufacturing capacity continues to be underutilized. Carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. The Company's strategy for near-term sales increases was to rely primarily on what had been two fast-growing commercial markets (conductive plastics used in electronic products and sporting goods). In fiscal 2001 and continuing into fiscal 2002, the growth in these two markets slowed dramatically. In addition, sales of carbon fibers into commercial markets have been slower to develop than expected due to long lead times in product development for large-scale applications. For these reasons, the Company idled its plant in Abilene, Texas in the latter part of fiscal 2001. Although the Abilene, Texas facility is currently idle, the Company believes that the continued growth of the aircraft brake business, the potential use of oxidized fiber as a fire retardant and insulating material in consumer and automotive applications and/or the success of any one of the large-scale applications currently being pursued (e. g., automotive, oil field, marine, etc.) could lead to the resumption of manufacturing at the Abilene, Texas facility.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS
-------------------------------------------------------------
ENDED DECEMBER 31, 2000
-----------------------

The Company's sales decreased 24.2% to $16.6 million in the first quarter of fiscal 2002 from $21.8 million in the first quarter of fiscal 2001. Carbon fiber sales decreased 21.9% ($1.7 million) to $5.7 million in the first quarter of fiscal 2002 from $7.4 million in the first quarter of fiscal 2001. Carbon fiber sales decreased due to worldwide excess carbon fiber capacity that resulted in distressed pricing across most existing markets. In particular, sales declined in the compounding and buoyancy markets due to price competition. Sales of the composite intermediates business segment decreased by $1.7 million to $2.0 million in the first quarter of fiscal
2002 from $3.7 million in the first quarter of fiscal 2001. Composite intermediates sales decreased due to increased price competition in the prepreg market, particularly in the sporting goods category. Sales of acrylic and other products produced at Zoltek Rt. decreased by $1.9 million to $8.9 million in the first quarter of fiscal 2002 compared to $10.8 million in the first quarter of fiscal 2001. Sales of acrylic and other products were down as the demand in the textile market slowed in response to weakening economic conditions.

Gross profit decreased to $2.0 million (12.0% of sales) in the first quarter of fiscal 2002 from $2.7 million (12.4% of sales) in the first quarter of fiscal 2001. Gross profit on carbon fibers decreased by $0.9 million to $0.7 million (11.3% of sales) in the first quarter of fiscal 2002 compared to $1.6 million (20.3% of sales) in the first quarter in fiscal 2001, due primarily to lower volume, a decrease in selling prices and product mix changes. Gross margin from composite intermediates products was breakeven in the first quarter of fiscal 2002 and comparable to the first quarter of fiscal 2001.
These downstream businesses continue to actively participate in several development projects that generate little gross margin at current volume levels; however, such projects are intended to develop applications for carbon fibers. Gross profit on specialty products increased to $1.3 million (15.2% of sales) in the first quarter of fiscal 2002 from $1.1 million
(10.0% of sales) in the first quarter of fiscal 2001. Gross profit on acrylic fiber and other products increased primarily due to price increases and product mix.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the idled Abilene, Texas facility. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.7 million during the first quarter of fiscal 2002 and $1.4 million in the first quarter of fiscal 2001. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications. The Company forecasts these costs to be between $5.5 and $6.0 million in fiscal 2002.

Application and development costs were $1.0 million in the first quarter of fiscal 2002 and 2001. These costs include product and market development efforts, product trials and sales and product development personnel and related travel. The emerging applications targeted included automobile manufacturing, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

Selling, general and administrative expenses decreased approximately 23.0%, or $0.8 million, from $3.3 million in the first quarter of fiscal 2001 to $2.5 million in the first quarter of fiscal 2002. The decrease in expense was primarily from the composite intermediates and the specialty products business segments due to cost cutting measures, including lower payroll and administrative costs.

Interest expense was approximately $0.4 million for the first quarter of fiscal 2002 compared to $0.8 million in the first quarter of fiscal year 2001. The decrease in interest expense resulted from lower borrowings related to the levels of capital expenditures and working capital. Interest income decreased to a nominal amount from $0.3 million for the first quarter of fiscal 2002 due to lower balances invested.

During the first quarter of fiscal 2002, the Company reported nominal income tax expense compared to an income tax benefit of $1.0 million in the first quarter of fiscal 2001. The Company recorded a valuation allowance against substantially all deferred income tax assets in the fourth quarter of fiscal 2001 that caused the Company to recognize a lower income tax benefit. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, as well as the statutory income taxes (9% Hungarian rate), which were $0.1 million in each of the first quarters of fiscal year 2002 and 2001.

The foregoing resulted in a net loss from continuing operations of $3.7 million for the first quarter of fiscal 2002 compared to a net loss from continuing operations of $2.3 million for the first quarter of fiscal 2001. Similarly, the Company reported a net loss from continuing operations per share of $0.23 and $0.13 on a basic and diluted basis for the first quarter of fiscal 2002 and fiscal 2001, respectively. The weighted average common shares outstanding decreased to 16.3 million for the first quarter of fiscal 2002 compared to 17.2 million for the first quarter of fiscal year 2001 due to the reacquisition of approximately 2.5 million common shares as partial consideration for the sale of SP Systems in November 2000.

In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites. The net loss from discontinued operations for first quarter of fiscal 2002 included a $0.6 million loss from the results of operations of Hardcore Composites. The net loss from discontinued operations in the first quarter of fiscal 2001 included a $0.2 million loss from the results of operations for Hardcore Composites and $1.8 million from SP Systems.
The foregoing resulted in a net loss from discontinued operations of $0.6 million in the first quarter of fiscal 2002, or $0.04 per share on a basic and diluted basis, and $2.0 million in the first quarter of fiscal 2001, or $0.11 per share on a basic and diluted basis.

The net loss for the first quarter of fiscal 2002 was $4.4 million, or $0.27 per share on a basic and diluted basis, compared to a net loss of $4.3 million, or $0.24 per share in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company reported working capital (excluding discontinued operations) of $23.4 million at December 31, 2001 compared to working capital of $24.4 million at September 30, 2001. The decrease in working capital from September 30, 2001 to December 31, 2001 was primarily due to decreased accounts receivable, as a result of lower sales volume, and a decrease in inventories. The Company's continuing operations used $0.9 million of cash during the first quarter of fiscal 2002 versus $0.2 million in the first quarter of fiscal 2001. The Company has taken steps to decrease carbon fiber inventories, rationalize its work force to reflect current and near-term demand and to significantly reduce operating expenses during fiscal 2002. The Company also is actively taking steps to reduce the level of operating losses incurred by the composite intermediates business segment. At December 31, 2001, the Company reported cash and cash equivalents of $1.1 million and had available $5.3 million of unused borrowings under its credit facilities ($3.1 million available from Southwest Bank for its U.S. based subsidiaries and $2.2 million available from Raiffeisen Bank Rt. for its Hungarian subsidiary). For the balance of fiscal 2002, the Company will seek to fund its continuing operations from borrowings and managing its working capital.

Current maturities of long-term debt at December 31, 2001 included a $0.5 million payment due on the term loan with Southwest Bank in May 2002 plus approximately $0.6 million related to various mortgages.

On May 11, 2001, the Company entered into a two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million, structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. Borrowings under the facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S. based subsidiaries. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. In December 2001, the Company amended the credit agreement with Southwest Bank to waive and modify certain financial covenants for fiscal 2002. In consideration for the waiver and modifications, the Company paid a one-time fee of $25,000 and the interest rate was adjusted to the prime rate plus 0.25%. At December 31, 2001, the Company was in compliance with all financial covenants requirements included in the credit facility agreement as amended.

On May 18, 2001, the Company's Hungarian subsidiary entered into an expanded credit facility (to $12.0 million from $6.0 million) with Raiffeisen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility.

The Company believes its financial position has been improved as a result of recent operating cost reductions, the disposal of SP Systems, and the planned disposition of Hardcore. Management believes that the Company's financial resources remain adequate to support the execution of its strategic plans. However, failure to comply with its obligations under its existing credit facilities, manage costs, and increase carbon fiber sales on a timely basis would have a material adverse effect on the Company's results of operations and financial condition. Management's objective is to operate the continuing business on a cash neutral basis by the end of fiscal 2002.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first quarter of fiscal 2002, the Company made capital expenditures of $0.7 million for various projects compared to $1.6 million during the first quarter of fiscal 2001. These expenditures were financed principally with cash from borrowings. The Company expects capital expenditures to total $1.0 million in fiscal 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At December 31, 2001, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt for fiscal 2002 compared to fiscal 2001 would result in a $0.3 million increase in interest expense based on the debt levels at December 31, 2001 excluding discontinued operations.

                                      * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to return to operating on a profitable basis, comply with its obligations under its credit agreements, manage its excess carbon fiber production capacity and inventory levels, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them at decreasing price points and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

                             ZOLTEK COMPANIES, INC.


PART II.  OTHER INFORMATION

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   --------------------------------

                   (a)   Exhibits:
                         10.1 Amendment to Credit Agreement dated as of December 28, 2001 between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composite Operations, LLC.


                   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended
                         December 31, 2001.


                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Zoltek Companies, Inc.
                                                         (Registrant)




Date: February 14, 2002                       By:    /s/ JAMES F. WHALEN
      -----------------                          ----------------------------
                                                       James F. Whalen
                                                   Chief Financial Officer