Form 10-Q
period 2002-03-31
ZOLTEK COMPANIES INC
filed 2002-05-14
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549





                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934







For the quarter ended March 31, 2002             Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 15, 2002, 16,285,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                    ZOLTEK COMPANIES, INC.
                                                  CONSOLIDATED BALANCE SHEET
                                                  --------------------------
                                  (Amounts in thousands, except share and per share amounts)

                                                                                               MARCH 31,       SEPTEMBER 30,
ASSETS                                                                                           2002               2001
----------------------------------------------------------------------------------------------------------------------------
Current assets:                                                                                        (Unaudited)
     Cash and cash equivalents.................................................................$    1,094       $      667
     Accounts receivable, less allowance for doubtful accounts of $702 and
       $760, respectively......................................................................    12,280           13,518
     Inventories...............................................................................    25,132           25,250
     Other current assets......................................................................       856              666
     Current assets of discontinued operations.................................................         -            1,307
                                                                                               ----------       ----------
          Total current assets.................................................................    39,362           41,408
Property and equipment, net....................................................................    77,320           79,157
Intangible assets, net.........................................................................       632              672
Other assets...................................................................................       635              141
                                                                                               ----------       ----------
          Total assets.........................................................................$  117,949       $  121,378
                                                                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................$    1,923       $    2,073
     Trade accounts payable....................................................................    11,023           10,873
     Accrued expenses and other liabilities....................................................     4,612            4,264
     Current liabilities of discontinued operations............................................         -            1,858
                                                                                               ----------       ----------
          Total current liabilities............................................................    17,558           19,068
Other long-term liabilities....................................................................       719              678
Long-term debt, less current maturities........................................................    26,206           22,036
                                                                                               ----------       ----------
          Total liabilities....................................................................    44,483           41,782
                                                                                               ----------       ----------

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,285,338 shares issued and outstanding................................................       188              188
     Additional paid-in capital................................................................   128,024          128,024
     Accumulated deficit.......................................................................   (15,433)          (9,071)
     Treasury common stock at cost, 2,514,993 shares...........................................   (19,181)         (19,181)
     Accumulated other comprehensive loss......................................................   (20,132)         (20,364)
                                                                                               ----------       ----------
          Total shareholders' equity...........................................................    73,466           79,596
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ..........................................$  117,949       $  121,378
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

                                                       ZOLTEK COMPANIES, INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                ------------------------------------
                                            (Amounts in thousands, except per share data)
                                                             (Unaudited)


                                                                       THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                                       ----------------------------    --------------------------
                                                                            2002         2001              2002         2001
-----------------------------------------------------------------------------------------------------------------------------------
Net sales............................................................... $    17,448  $    20,334       $    34,005  $    42,165
Cost of sales...........................................................      14,989       25,443            29,594       44,567
                                                                         -----------  -----------       -----------  -----------
     Gross profit (loss)................................................       2,459       (5,109)            4,411       (2,402)
Available unused capacity costs.........................................       1,462        1,648             3,216        3,066
Application and development costs.......................................         964          896             1,994        1,876
Selling, general and administrative expenses............................       2,634        3,404             5,028        6,668
                                                                         -----------  -----------       -----------  -----------
     Operating loss from continuing operations..........................      (2,601)     (11,057)           (5,827)     (14,012)
Other income (expense):
     Interest expense...................................................        (355)        (395)             (774)      (1,155)
     Interest income....................................................           7          180                14          514
     Other, net.........................................................          49         (213)                9         (166)
                                                                         -----------  -----------       -----------  -----------
Loss from continuing operations before income taxes.....................      (2,900)     (11,485)           (6,578)     (14,819)
Income tax expense (benefit)............................................          27          329                72         (688)
                                                                         -----------  -----------       -----------  -----------
     Net loss from continuing operations................................      (2,927)     (11,814)           (6,650)     (14,131)
Discontinued operations:
     Operating loss, net of taxes.......................................        (382)        (718)           (1,030)        (938)
     Gain (loss) on disposal of discontinued operations, net of taxes...       1,319            -             1,319       (1,760)
                                                                         -----------  -----------       -----------  -----------
       Net gain (loss) on discontinued operations, net of taxes.........         937         (718)              289       (2,698)
                                                                         -----------  -----------       -----------  -----------
Net loss................................................................ $    (1,990) $   (12,532)      $    (6,361) $   (16,829)
                                                                         ===========  ===========       ===========  ===========

Net income (loss) per share:
Basic and diluted income (loss) per share:
         Continuing operations.......................................... $     (0.18) $     (0.73)      $     (0.41) $     (0.84)
         Discontinued operations........................................        0.06        (0.04)             0.02        (0.16)
                                                                         -----------  -----------       -----------  -----------
         Total.......................................................... $     (0.12) $     (0.77)      $     (0.39) $     (1.00)
                                                                         ===========  ===========       ===========  ===========
Weighted average common and common equivalent shares outstanding........      16,285       16,255            16,285       16,746







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

                                                    ZOLTEK COMPANIES, INC.
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                             ------------------------------------
                                                    (Amounts in thousands)
                                                         (Unaudited)

                                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                                --------------------------
                                                                                                 2002             2001
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................$    (6,361)     $   (16,829)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
           (Gain) loss from discontinued operations..........................................        (289)           2,698
           Depreciation and amortization......................................................      3,159            3,142
           Unrealized foreign exchange loss...................................................        (65)            (220)
           Other, net.........................................................................        (11)             545
           Changes in assets and liabilities:
                 Decrease in accounts receivable..............................................        959              413
                 Decrease in inventories......................................................        211            6,996
                 (Increase) decrease in other current assets..................................         77             (159)
                 (Increase) in other assets...................................................       (651)            (720)
                 Increase in trade accounts payable...........................................         87            4,179
                 Increase (decrease) in accrued expenses and other liabilities................        337           (1,339)
                 Increase (decrease) in other long-term liabilities...........................        376              (37)
                                                                                              -----------      -----------
                      Total adjustments.......................................................      4,190           15,498
                                                                                              -----------      -----------
      Net cash used by continuing operations..................................................     (2,171)          (1,331)
      Net cash used by discontinued operations................................................       (262)          (1,905)
                                                                                              -----------      -----------
Net cash used by operating activities.........................................................     (2,433)          (3,236)
                                                                                              -----------      -----------

Cash flows from investing activities:
      Payments for purchase of property and equipment.........................................     (1,119)          (3,010)
      Sale of marketable securities...........................................................          -            1,483
      Other, net..............................................................................         46               59
                                                                                              -----------      -----------
           Net cash used by continuing operations.............................................     (1,073)          (1,468)
           Net cash provided by discontinued operations.......................................          -           37,609
                                                                                              -----------      -----------
Net cash provided (used) by investing activities..............................................     (1,073)          36,141
                                                                                              -----------      -----------

Cash flows from financing activities:
      Proceeds from exercise of common stock options..........................................          -              277
      Proceeds from issuance of notes payable.................................................      4,234            1,220
      Repayment of notes payable..............................................................       (300)            (275)
                                                                                              -----------      -----------
           Net cash provided by continuing operations.........................................      3,934            1,222
           Net cash used by discontinued operations...........................................          -          (35,401)
                                                                                              -----------      -----------
Net cash provided (used) by financing activities..............................................      3,934          (34,179)
                                                                                              -----------      -----------
Effect of exchange rate changes on cash.......................................................         (1)               4
                                                                                              -----------      -----------
Net increase (decrease) in cash...............................................................        427           (1,270)
Cash and cash equivalents at beginning of period..............................................        667            2,222
                                                                                              -----------      -----------
Cash and cash equivalents at end of period....................................................$     1,094      $       952
                                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
      Interest................................................................................$       758      $     1,691
      Income taxes............................................................................$         -      $       205

Non-cash financing activities:
      Return of common stock in acquisition and divestiture...................................$         -      $   (19,062)
      Note receivable received in divestiture.................................................$         -      $    (5,000)



                    The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------


1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 2001 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter ended March 31, 2002 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2002.

2.   PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Zoltek Materials Group, Inc., and Engineering Technology Corporation ("Entec Composites Machines"). From April 2000 to March 2002, the Company owned a 45% interest in Hardcore Composites Operations, LLC ("Hardcore Composites"). From November 1999 to November 2000, the Company owned Structural Polymer (Holdings) Limited ("SP Systems").

The consolidated balance sheets of the Company's current and former international subsidiaries, Zoltek Rt. and SP Systems, were translated from Hungarian Forints and British Pounds, respectively, to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect during the periods presented. Adjustments resulting from the translation of financial statements are reflected as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. and SP Systems are included in the results of operations. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles and on a consistent basis with the consolidated financial statements as of and for the year ended September 30, 2001. All significant inter-company transactions and balances have been eliminated upon consolidation.

3.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites, which designs and manufactures composite structures for the civil infrastructure market. The Company acquired its interest in Hardcore Composites in the third quarter of fiscal 2000. (For further discussion see Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report). From the date of acquisition until disposition, the financial statements of Hardcore Composites were consolidated with the Company due to the ability to directly control the operations. In the fourth quarter of fiscal 2001, the Company recorded an impairment loss on discontinued operations of $5.1 million to reduce the carrying value of Hardcore Composites' long-lived assets to their estimated fair value less estimated selling costs.

On March 1, 2002, the Company completed the sale of its interest in Hardcore Composites to the 55% majority owner. At that date, Hardcore Composites had net liabilities of approximately $1,319,000 which were 100% consolidated by the Company. As part of the sale, Hardcore Composites assumed these net liabilities, which resulted in the Company recognizing a $1,319,000 gain on the sale of discontinued operations in the quarter ended March 31, 2002. Additionally, in consideration for this sale, Hardcore Composites issued a series of unsecured promissory notes to the Company. In light of the current financial condition of Hardcore Composites, the Company recorded a full valuation allowance against the promissory notes in its accounting for the sale transaction.

Subsequent to the end of the quarter and as a part of the sale of the Company's interest in Hardcore Composites, Hardcore Composites and the Company also settled the $1,000,000 note and certain other obligations payable to the former owner, with the Company making a $500,000 payment and Hardcore Composites contributing an additional amount. This note comprised part of the purchase price of the acquisition in the third quarter of fiscal 2000 and was guaranteed by the Company. However, the Company continues to guaranty Hardcore Composite's lease obligations to the former owner. The obligation relates to a lease of the Hardcore Composites manufacturing facility, which expires March 31, 2008. The lease requires monthly payments of approximately $30,000. The Company has recorded sufficient reserves to cover for potential expenses arising from this guarantee.

The Company reported the results of the operations of Hardcore Composites and SP Systems as discontinued operations for the second quarter and six months ended March 31, 2002 and 2001 in the consolidated statement of operations. The Company acquired SP Systems in November 1999 and sold it in November 2000. (For further discussion see Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report.) Assets and liabilities associated with Hardcore Composites have been reclassified as assets and liabilities of discontinued operations on the consolidated balance sheet at September 30, 2001.

Certain information with respect to the discontinued operations of Hardcore Composites and SP Systems for the six months ended March 31, 2002 and 2001 is summarized as follows (in thousands):

                                                                                        2002                2001
                                                                                     -----------          ---------
       Net sales.................................................................... $       408          $   1,386
       Cost of sales................................................................         886              1,987
                                                                                     -----------          ---------
       Gross profit (loss)..........................................................        (478)              (601)
       Selling, general and administrative expenses.................................         534                961
       Goodwill amortization........................................................           -                 53
                                                                                     -----------          ---------
       Loss from operations.........................................................      (1,013)            (1,615)
       Other expenses...............................................................         (17)              (160)
       Income tax expense...........................................................           -                  8
       Minority interest............................................................           -                829
                                                                                     -----------          ---------
       Net loss from operations.....................................................      (1,030)              (938)
       Gain (loss) on disposal of discontinued operations...........................       1,319             (1,760)
                                                                                     -----------          ---------
       Gain (loss) on discontinued operations, net of taxes......................... $       289          $  (2,698)
                                                                                     ===========          =========

Certain information with respect to the assets and liabilities of Hardcore Composites at September 30, 2001 is summarized as follows (in thousands):

                                                                                    September 30,
                                                                                         2001
                                                                                    -------------
       Cash and cash equivalents.................................................... $        10
       Accounts receivable, net.....................................................         420
       Inventories..................................................................         811
       Other assets.................................................................          66
                                                                                     -----------
          Assets of discontinued operations......................................... $     1,307
                                                                                     ===========

       Accounts payable............................................................. $      (953)
       Accrued expenses and other liabilities.......................................        (905)
                                                                                     -----------
           Liabilities of discontinued operations .................................. $    (1,858)
                                                                                     ===========

4.   COMPREHENSIVE LOSS

Comprehensive loss for the quarters ended March 31, 2002 and 2001 was as follows (in thousands):

                                                                                        2002                2001
                                                                                     -----------        -----------
          Net loss.................................................................  $    (6,361)       $   (16,829)
          Foreign currency translation adjustment..................................          232               (292)
                                                                                     -----------        -----------
          Comprehensive loss.......................................................  $    (6,129)       $   (17,121)
                                                                                     ===========        ===========

5.   DEBT

On May 11, 2001, the Company entered into two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. In December 2001, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio for the first two quarters of fiscal 2002, and modify the current ratio and the inventory turn ratio and the debt coverage ratio for quarters subsequent to the second quarter of fiscal 2002. In consideration for the waiver and modifications, the Company paid a one-time fee of $25,000 and the interest rate was adjusted to the prime rate plus 0.25%. At March 31, 2002, the Company was in compliance with the financial covenants requirements, as amended.

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

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of March 31, 2002 and September 30, 2001 and for the three- and six-month periods ended March 31, 2002 and 2001 (in thousands):

                                                                        THREE MONTHS ENDED MARCH 31, 2002
                                                                        ---------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                               Carbon             Composite        Specialty           and
                                               Fibers           Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      ------------      -----------
Net sales - external                        $     5,616         $     2,381       $     9,451      $         -       $    17,448
Net sales - intersegment                            969                   -                 -             (969)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                              6,585               2,381             9,451             (969)           17,448
Available unused capacity expenses                1,462                   -                 -                -             1,462
Operating loss                                     (397)               (535)             (702)            (967)           (2,601)
Depreciation and amortization expense             1,148                 208               194               19             1,569
Capital expenditures                                274                   -               179                -               453


                                                                        THREE MONTHS ENDED MARCH 31, 2001
                                                                        ---------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                               Carbon             Composite        Specialty           and
                                               Fibers           Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      ------------      -----------
Net sales - external                        $     7,591         $     2,817       $     9,926      $         -       $    20,334
Net sales - intersegment                            407                   -                 -             (407)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                              7,998               2,817             9,926             (407)           20,334
Available unused capacity expenses                1,648                   -                 -                -             1,648
Operating income (loss)                          (8,965)             (1,092)              246           (1,246)          (11,057)
Depreciation and amortization expense             1,148                 208               214               20             1,590
Capital expenditures                              1,079                  19               393                -             1,491





                                                                         SIX MONTHS ENDED MARCH 31, 2002
                                                                         -------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                               Carbon             Composite        Specialty           and
                                               Fibers           Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      ------------      -----------
Net sales - external                        $    11,364         $     4,408       $    18,233      $         -       $    34,005
Net sales - intersegment                          1,067                   -                 -           (1,067)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                             12,431               4,408            18,233           (1,067)           34,005
Available unused capacity expenses                3,216                   -                 -                -             3,216
Operating loss                                   (2,603)             (1,026)             (351)          (1,847)           (5,827)
Depreciation and amortization expense             2,319                 416               385               39             3,159
Capital expenditures                                685                   -               434                -             1,119


                                                                         SIX MONTHS ENDED MARCH 31, 2001
                                                                         -------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                               Carbon             Composite        Specialty           and
                                               Fibers           Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      ------------      -----------
Net sales - external                        $    14,948         $     6,537       $    20,680      $         -       $    42,165
Net sales - intersegment                            777                   -                 -             (777)                -
                                            -----------         -----------       -----------      -----------       -----------
     Total net sales                             15,725               6,537            20,680             (777)           42,165
Available unused capacity expenses                3,066                   -                 -                -             3,066
Operating loss                                  (10,041)             (1,908)             (166)          (1,897)          (14,012)
Depreciation and amortization expense             2,267                 415               419               41             3,142
Capital expenditures                              2,214                 362               434                -             3,010


                                                                  TOTAL ASSETS, NET OF DISCONTINUED OPERATIONS
                                                                  --------------------------------------------
                                                                                   (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                               Carbon             Composite        Specialty           and
                                               Fibers           Intermediates      Products        Eliminations         Total
                                            -----------         -------------     -----------      ------------      -----------
March 31, 2002                              $    90,104         $    10,088       $    19,474      $    (1,717)      $   117,949
September 30, 2001                               88,442              10,474            22,129             (974)          120,071


GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)

                                                                               REVENUES (1)
                                                                               ------------              LONG-LIVED ASSETS (2)
                                                                             SIX MONTHS ENDED            ---------------------
                                                                                 MARCH 31,               MARCH 31,  SEPTEMBER 30,
                                                                            2002          2001             2002         2001
                                                                         -----------  -----------       ----------- -------------
United States............................................................$    11,881  $    17,270       $    52,451  $    55,357
Hungary..................................................................     22,124       24,895            25,501       25,144
                                                                         -----------  -----------       -----------  -----------
Total....................................................................$    34,005  $    42,165       $    77,752  $    80,501
                                                                         ===========  ===========       ===========  ===========

------------------------
(1) Revenues are attributed to the entity recognizing the sale in the interim statements, as it is not practical to accumulate every customer's country of domicile on an interim basis.
(2) Property, plant and equipment and goodwill and intangibles, net of accumulated depreciation and amortization, and net of discontinued operations, are based on country location.

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

In April 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC ("Hardcore Composites"). Hardcore Composites designs and manufactures composite structures for the civil infrastructure market. In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its interests in Hardcore Composites. The Company completed the disposition of Hardcore Composites in the second quarter of fiscal 2002.

The Company's consolidated financial statements for the second quarter and six months ended March 31, 2002 and 2001 account for Hardcore Composites and SP Systems as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

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

The Company announced two new products at the 2002 JEC Composite show, held in Paris in April: Panex 35 carbon fibers and a line of fabrics made from this new carbon fiber. Both of these products represent successful development efforts and the Company believes they have great potential value for gaining new business in the long term. While the Company believes that these products evidence the validity of its strategic initiatives in developing the commercialization of low cost carbon fibers, it cannot presently predict the pace at which future demand will grow or the timeframe during which the products will begin to contribute material revenues.

A significant component of the Company's carbon fiber commercialization strategy is to price carbon fibers to attract new applications and to replace lower cost materials that have lower performance properties. In order to make its strategy and position the business to be financially sustainable, it has been necessary to reduce raw material (precursor) cost. For the past four years the Company devoted substantial efforts and investment to developing a precursor from its own acrylic fiber manufacturing facility. Panex 35 is the result of this effort. The properties of this fiber are significantly better than the fibers the Company has produced in the past and should give it an advantage in performance-critical applications. Additionally, the expertise developed within the Company should enable it to find and develop additional sources of precursor as the markets for carbon fiber grow.

The fabric products the Company introduced were as an extension of its BMW development project. In order to manufacture large composite structures with reasonable speed, the resin must be infused either by pressure or vacuum in a die or mold where the carbon fiber fabric is placed. The line of fabrics the Company introduced are designed to facilitate the resin infusion process. As the automotive structural applications grow and as other markets, such as windmills, begin to use carbon fibers, the Company expects that its fabric products will capture significant sales.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------

The Company's sales decreased 14.2% to $17.4 million in the second quarter of fiscal 2002 from $20.3 million in the second quarter of fiscal 2001. Carbon fiber sales decreased 17.7% ($1.4 million) to $6.6 million in the second quarter of fiscal 2002 from $7.6 million in the second quarter of fiscal 2001. Carbon fiber sales decreased due to worldwide excess carbon fiber capacity that resulted in distressed pricing across existing markets. In particular, sales declined in the compounding, buoyancy, and automotive markets, modestly offset by increased growth in the friction market. Sales of the composite intermediates business segment decreased by 15.5% ($.4 million) to $2.4 million in the second quarter of fiscal 2002 from $2.8 million in the second quarter of fiscal 2001. Composite intermediates sales decreased due to increased price competition in the prepreg market, impacting the sporting goods category. Sales of the specialty products business segment decreased 4.8% ($0.5 million) to $9.4 million in the second quarter of fiscal 2002 from $9.9 million in the second quarter of fiscal 2001. Sales of acrylic and other products primarily decreased as the demand in the textile market slowed in response to weakened global economic conditions.

Gross profit increased $7.6 million to $2.5 million in the second quarter of fiscal 2002 from a loss of $5.1 million in the second quarter of fiscal 2001 as the results for the second quarter of 2001 include an inventory valuation reduction of $7.5 million that the Company recorded to reflect a lower of cost or market adjustment. This inventory value reduction was established due to the intensified overcapacity occurring in the quarter, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory reduction recorded last year, gross profit would have been $2.4 million, 11.8% of sales, in first quarter of fiscal 2001 versus 13.4% in the first quarter of fiscal 2002. Gross profit from carbon fibers increased $8.4 million in the second quarter of fiscal year 2002 to $2.0 million compared to a loss of $6.4 million for the same period of fiscal 2001, due primarily to recording the inventory valuation reserve in the second quarter of fiscal 2001. Gross profit on carbon fibers without the inventory adjustment last year would have been $1.1 million, 14% of sales, in the second quarter of fiscal 2001 compared to 30% of sales for the second quarter of fiscal 2002, or a $0.9 million increase. Gross profit on the composite intermediates products was a loss of $0.1 million in the second quarter of fiscal 2002, remaining the same as the second quarter of fiscal 2001. The composite intermediates businesses continue to conduct several development projects that generate little gross margin; such projects are intended to develop applications for carbon fibers. Gross profit on specialty products decreased by $0.8 million to $0.6 million in the second quarter of fiscal 2002 compared to a gross profit of $1.4 million for the corresponding quarter in fiscal 2001. Gross margin on specialty products decreased to 6.3% of sales for the second quarter of fiscal 2002 compared to 14.4% of sales for the second quarter of fiscal 2001 due primarily to increases in raw material costs that could not be passed on to customers, and product mix.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs were approximately $1.5 million during the second quarter of fiscal 2002 and $1.6 million in the second quarter of fiscal 2001. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications. The Company forecasts these costs to be between $5.5 and $6.0 million in fiscal 2002.

Application and development costs were $1.0 million in the second quarter of fiscal 2002 and $0.9 million in second quarter of fiscal 2001. These costs include product and market development efforts, product trials and sales and product development personnel and related travel. The emerging applications targeted included automobile manufacturing, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

Selling, general and administrative expenses decreased approximately 22.6%, or $0.8 million, from $3.4 million in the second quarter of fiscal 2001 to $2.6 million in the second quarter of fiscal 2002. The decrease in expense was primarily from the composite intermediates business segment, the specialty products business segment and the corporate headquarters, due to cost cutting measures, including lower payroll and administrative costs.

Interest expense, at $0.4 million, was approximately the same for the second quarter of fiscal 2002 and fiscal 2001. Interest income decreased to a nominal amount from $0.2 million for the second quarter of fiscal 2001 due to lower balances invested.

During the second quarter of fiscal 2002, the Company reported nominal income tax expense compared to an income tax expense of $0.3 million in the second quarter of fiscal 2001. The Company recorded a valuation allowance against substantially all deferred income tax assets in fiscal 2001 that caused the Company to recognize lower income tax expense. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, as well as the statutory income taxes (9% Hungarian rate), which were minimal in the second quarter of fiscal 2002 versus $.2 million in the second quarter of fiscal 2001.

The foregoing resulted in a net loss from continuing operations of $2.9 million for the second quarter of fiscal 2002 compared to a net loss of $11.8 million for the second quarter of fiscal 2001. Similarly, the Company reported a net loss from continuing operations per share of $0.18 and $0.73 on a basic and diluted basis for the second quarter of fiscal 2002 and fiscal 2001, respectively. The weighted average common shares outstanding were 16.3 million for the second quarter of fiscal 2002 and the second quarter of fiscal year 2001.

In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites and in the second quarter of fiscal 2002, the Company completed the sale. The net gain from discontinued operations for second quarter of fiscal 2002 included a $0.4 million loss from the results of operations and a $1.3 million gain from the disposal of Hardcore Composites. The net loss from discontinued operations in the second quarter of fiscal 2001 included a $0.7 million loss from the results of operations for Hardcore Composites. The foregoing resulted in a net gain from discontinued operations of $0.9 million in the second quarter of fiscal 2002, or $0.06 per share on a basic and diluted basis, and a net loss of $0.7 million in the second quarter of fiscal 2001, or $0.04 per share on a basic and diluted basis.

The net loss for the second quarter of fiscal 2002 was $2.0 million, or $0.12 per share on a basic and diluted basis, compared to a net loss of $12.5 million, or $0.77 per share in the second quarter of fiscal 2001.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001
---------------------------------------------------------------------------

The Company's sales decreased 19.4% ($8.2 million) to $34.0 million in fiscal year 2002 from $42.2 million in fiscal year 2001. Carbon fiber sales decreased 20.9% ($3.3 million) to $12.4 million in fiscal 2002 from $15.7 million in fiscal 2001. The carbon fiber sales decrease was due to worldwide excess carbon fiber capacity that resulted in distressed pricing across most existing markets. In particular, sales declined in the compounding and buoyancy markets due to price competition, modestly offset by increased growth in the friction market. Sales of the composite intermediates business segment decreased by 32.6% ($2.1 million) to $4.4 million in fiscal 2002 from $6.5 million in fiscal 2001. The decrease resulted from lower volume in the prepreg markets, particularly in the sporting goods market. Sales of the Specialty Products business segment decreased by 11.8% to $18.2 million in fiscal 2002 compared to $20.7 million in fiscal 2001. Sales in this segment declined due to the decreased demand for textile materials in response to weakened global economic conditions.

Gross profit increased to $4.4 million in fiscal 2002 from a loss of $2.4 million in the corresponding period of fiscal 2001 as the results for fiscal 2001 include an inventory valuation reduction of $7.5 million to reflect a lower of cost or market adjustment. This inventory value reduction was established due to the intensified overcapacity occurring in the second quarter of fiscal 2001, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory value reduction, gross margin would have been $5.1 million, 12.1% of sales, in the first six months of fiscal 2001 compared to 12.7% for the first half of fiscal 2002. Gross profit from carbon fibers increased $7.7 million in fiscal year 2002 to $2.8 million from a $4.9 million loss for the fiscal year 2001. Gross margin on carbon fibers increased to 23.3% of sales for fiscal 2002 compared to (32.6)% of sales for the same period of fiscal 2001, due primarily to the inventory value reduction recorded in fiscal 2001. Without the inventory valuation reduction, gross margin on carbon fibers would have been $2.6 million, 17.6% of sales, in the first six months of fiscal 2001. Gross profit on composite intermediates was a $0.1 million loss in the fiscal 2002 period compared to breakeven in the fiscal 2001 period. These downstream businesses participate in development projects that generate little gross margin at current volume levels and that develop applications for carbon fibers. Gross profit on specialty products decreased 34.1% or $0.9 million from $2.5 million in fiscal 2001 to $1.6 million in fiscal 2002. Gross margin on specialty products decreased to 9.1% of sales for fiscal 2002 compared to 12.1% of sales for fiscal 2001 due primarily to price decreases and product mix.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $3.2 million during the first six months of fiscal 2002 and $3.1 million in the first six months of fiscal 2001. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue during fiscal 2002.

Application and development costs were $2.0 million in the first six months of fiscal 2002 and $1.9 million in same period of fiscal 2001. These costs include product and market development efforts, product trials and sales and product development personnel and related travel. The emerging applications targeted included automobile manufacturing, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

Selling, general and administrative expenses decreased approximately 24.6%, or $1.6 million, from $6.7 million in the first six months of fiscal 2001 to $5.0 million in first six months of fiscal 2002. The decrease in expense was primarily from the composite intermediates business segment, the specialty products business segments and the corporate headquarters, due to cost cutting measures, including lower payroll and administrative costs.

Interest expense was approximately $.8 million for fiscal 2002 compared to $1.2 million in the corresponding period of fiscal year 2001. The decrease in interest expense resulted from lower borrowings related to the reduced levels of capital expenditures and improved working capital management. Interest income decreased to a nominal amount from $0.5 million for the first six months of fiscal 2002 due to lower balances invested.

During the fiscal 2002 period, the Company reported a nominal income tax expense compared to an income tax benefit of $0.7 million in fiscal 2001. The Company recorded a valuation allowance against substantially all deferred income tax assets in fiscal 2001 that caused the Company to recognize a lower income tax benefit. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, as well as the statutory income taxes (9% Hungarian rate), which were $0.2 million in each of the first six months of fiscal year 2002 and 2001.

The foregoing resulted in a net loss from continuing operations of $6.6 million for the first six months of fiscal 2002 compared to a net loss of $14.1 million for the corresponding period of fiscal 2001. Similarly, the Company reported net loss from continuing operations per share of $0.41 and $0.84 on a basic and diluted basis for the first six months of fiscal 2002 and fiscal 2001, respectively. The weighted average common shares outstanding decreased to 16.3 million for the first six months of fiscal year 2002 from 16.7 million for the first six months of fiscal year 2001.

The net gain from discontinued operations for the first six months of fiscal 2002 included a $1.0 million loss from the results of operations and a $1.3 million gain from the disposal of Hardcore Composites. The net loss from discontinued operations in the first six months of fiscal 2001 included a $0.9 million loss from the results of operations of Hardcore Composites and a $1.8 million loss from the disposal of SP Systems. The foregoing resulted in a net gain from discontinued operations of $0.3 million in the first six months of fiscal 2002, or $0.02 per share on a basic and diluted basis, and a net loss of $2.7 million in the first six months of fiscal 2001, or $0.16 per share on a basic and diluted basis.

The net loss for the first half of fiscal 2002 was $6.4 million, or $0.39 per share on a basic and diluted basis, compared to a net loss of $16.8 million, or $1.00 per share in the year to date period of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company reported working capital (excluding discontinued operations) of $21.8 million at March 31, 2002 compared to working capital of $22.9 million at September 30, 2001. The decrease in working capital from September 30, 2001 to March 31, 2002 was primarily due to decreased accounts receivable, as a result of lower sales volume. The Company's continuing operations used $2.2 million of cash during fiscal 2002 versus $1.3 million in fiscal 2001. The Company has taken steps to decrease carbon fiber inventories, rationalize its work force to reflect current and near-term demand and to significantly reduce operating expenses during fiscal 2002. The Company also is actively taking steps to reduce the level of operating losses incurred by the composite intermediates business segment. At March 31, 2002, the Company reported cash and cash equivalents of $1.1 million and had available $2.5 million of unused borrowings under its credit facilities ($1.2 million available from Southwest Bank for its U.S. based subsidiaries and $1.3 million available from Raiffeisen Bank Rt. for its Hungarian subsidiary). For the balance of fiscal 2002, the Company will seek to fund its continuing operations from borrowings, including seeking additional sources of liquidity, and managing its working capital.

Current maturities of long-term debt at March 31, 2002 included a $0.5 million payment due on the U.S. term loan in May 2002, a $1.0 million obligation due to the former owners of Hardcore (see Note 3 to the accompanying unaudited financial statements), plus approximately $0.6 million related to various mortgages.

In May 2001, the Company entered into a two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million, structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. Borrowings under the facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S. based subsidiaries. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. In December 2001, the Company amended the credit agreement with Southwest Bank to waive and modify certain financial covenants for fiscal 2002. In consideration for the waiver and modifications, the Company paid a one-time fee of $25,000 and the interest rate was adjusted to the prime rate plus 0.25%. At March 31, 2002, the Company was in compliance with all financial covenants requirements included in the credit facility agreement as amended.

The Company currently anticipates that as of June 30, 2002 and September 30, 2002, the Company will not be in compliance with certain financial covenants under its credit agreement with Southwest Bank. The Company intends to seek appropriate waivers or amendments of such covenants.

In May 2001, the Company's Hungarian subsidiary entered into an expanded credit facility (to $12.0 million from $6.0 million) with Raiffeisen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility.

The Company believes its financial position has been improved as a result of recent operating cost reductions (including the rationalization of its work force and the reduction of operating expenses), the disposal of SP Systems and Hardcore Composites and the steps taken to reduce the level of operating losses at its composite intermediates business segment. Management believes that the Company's financial resources remain adequate to support the execution of its strategic plans. However, failure to comply with its obligations under its existing credit facilities, or obtain appropriate waivers or amendments, manage costs, and increase carbon fiber sales on a timely basis would have a material adverse effect on the Company's results of operations and financial condition. Management will seek to fund its continuing operations from borrowings (including seeking additional sources of liquidity) and to continue to closely manage its working capital. The Company's objective is to operate the continuing business on a cash neutral basis by the end of fiscal 2002.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first six months of fiscal 2002, the Company made capital expenditures of $1.1 million for various projects compared to $3.0 million during the same period of fiscal 2001. These expenditures were financed principally with cash from borrowings. The Company expects capital expenditures to approximate $1.5 million in fiscal 2002.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At March 31, 2002, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt for fiscal 2002 compared to fiscal 2001 would result in a $0.3 million increase in interest expense based on the debt levels at March 31, 2002 excluding discontinued operations.

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

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant's annual meeting of shareholders was held
         February 28, 2002. At such meeting, the shareholders considered and voted upon the following:

         1. Zsolt Rumy and Charles A. Dill were reelected as directors of the registrant, with the results of the voting as follows:

                                             Votes For         Votes Withheld       Abstain
                                             ---------         --------------       -------
                  Zsolt Rumy                 15,081,063            25,398           165,251
                  Charles A. Dill            15,098,958             7,503           165,251

                  The terms of the following directors of the registrant continued after the meeting: Linn H. Bealke, James W. Betts, John L. Kardos and John F. McDonnell.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           No Exhibits.

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Zoltek Companies, Inc.
                                                        (Registrant)

Date: May 15, 2002                        By:      /s/ JAMES F. WHALEN
      ------------                           ----------------------------------
                                                       James F. Whalen
                                                   Chief Financial Officer