Form 10-Q
period 2002-06-30
ZOLTEK COMPANIES INC
filed 2002-08-14
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549





                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarter ended June 30, 2002          Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 14, 2002, 16,291,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                     ZOLTEK COMPANIES, INC.

                                                   CONSOLIDATED BALANCE SHEET
                                                   --------------------------
                                 (Amounts in thousands, except share and per share amounts)
                                                                                                JUNE 30,      SEPTEMBER 30,
ASSETS                                                                                            2002            2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents................................................................ $    1,259       $      667
     Accounts receivable, less allowance for doubtful accounts of $766 and
       $760, respectively.....................................................................     13,622           13,518
     Inventories..............................................................................     26,275           25,250
     Other current assets.....................................................................        940              666
     Current assets of discontinued operations................................................          -            1,307
                                                                                               ----------       ----------
          Total current assets................................................................     42,096           41,408
Property and equipment, net...................................................................     79,384           79,157
Intangible assets, net........................................................................        612              672
Other assets..................................................................................        935              141
                                                                                               ----------       ----------
          Total assets........................................................................ $  123,027       $  121,378
                                                                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt..................................................... $   14,272       $    2,073
     Trade accounts payable...................................................................     12,063           10,873
     Accrued expenses and other liabilities...................................................      4,984            4,264
     Current liabilities of discontinued operations...........................................          -            1,858
                                                                                               ----------       ----------
          Total current liabilities...........................................................     31,319           19,068
Other long-term liabilities...................................................................        706              678
Long-term debt, less current maturities.......................................................     13,868           22,036
                                                                                               ----------       ----------
          Total liabilities...................................................................     46,893           41,782
                                                                                               ----------       ----------

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding........................................................          -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,291,338 and 16,285,338 shares issued and outstanding, respectively..................        163              188
     Additional paid-in capital...............................................................    108,889          128,024
     Accumulated deficit......................................................................    (15,628)          (9,071)
     Treasury common stock at cost, 0 and 2,514,993 shares, respectively......................          -          (19,181)
     Accumulated other comprehensive loss.....................................................    (16,290)         (20,364)
                                                                                               ----------       ----------
          Total shareholders' equity..........................................................     77,134           79,596
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ......................................... $  123,027       $  121,378
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

                                                     ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                             ------------------------------------
                                          (Amounts in thousands, except per share data)
                                                           (Unaudited)

                                                                        THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                                                        ---------------------------    --------------------------
                                                                             2002         2001             2002        2001
---------------------------------------------------------------------------------------------------------------------------------

Net sales............................................................... $    17,806  $    17,156       $    51,811  $    59,320
Cost of sales...........................................................      15,447       14,963            45,039       59,530
                                                                         -----------  -----------       -----------  -----------
     Gross profit (loss)................................................       2,359        2,193             6,772         (210)
Available unused capacity costs.........................................       1,476        1,822             4,692        4,888
Application and development costs.......................................         767          920             2,761        2,796
Selling, general and administrative expenses............................       2,578        2,776             7,608        9,444
                                                                         -----------  -----------       -----------  -----------
     Operating loss from continuing operations..........................      (2,462)      (3,325)           (8,289)     (17,338)
Other income (expense):
     Interest expense...................................................        (383)        (426)           (1,157)      (1,581)
     Interest income....................................................           1          239                15          753
     Other, net.........................................................         (45)          22               (36)        (145)
                                                                         -----------  -----------       -----------  -----------
Loss from continuing operations before income taxes.....................      (2,889)      (3,490)           (9,467)     (18,310)
Income tax expense (benefit)............................................      (2,694)          94            (2,622)        (593)
                                                                         -----------  -----------       -----------  -----------
     Net loss from continuing operations................................        (195)      (3,584)           (6,845)     (17,717)
Discontinued operations:
     Operating loss, net of taxes.......................................           -         (654)           (1,030)      (1,592)
     Gain (loss) on disposal of discontinued operations, net of taxes...           -            -             1,319       (1,760)
                                                                         -----------  -----------       -----------  -----------
       Net gain (loss) on discontinued operations, net of taxes.........           -         (654)              289       (3,352)
                                                                         -----------  -----------       -----------  -----------
Net loss................................................................ $      (195) $    (4,240)      $    (6,556) $   (21,069)
                                                                         ===========  ===========       ===========  ===========


Net  income (loss) per share:
Basic and diluted income (loss) per share:
         Continuing operations.......................................... $     (0.01) $     (0.22)      $     (0.42) $     (1.07)
         Discontinued operations........................................           -        (0.04)             0.02        (0.20)
                                                                         -----------  -----------       -----------  -----------

         Total.......................................................... $     (0.01) $     (0.26)      $     (0.40) $     (1.27)
                                                                         ===========  ===========       ===========  ===========


Weighted average common and common equivalent shares outstanding........      16,289       16,284            16,287       16,592



                     The accompanying notes are an integral part of the consolidated financial statements.

                                                  ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                  (Amounts in thousands)
                                                       (Unaudited)
                                                                                               NINE MONTHS ENDED JUNE 30,
                                                                                               --------------------------
                                                                                                  2002             2001
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss............................................................................... $    (6,556)     $   (21,069)
      Adjustments to reconcile net loss to net cash used by operating activities:
           (Gain) loss from discontinued operations..........................................        (289)           3,352
           Depreciation and amortization.....................................................       4,946            4,766
           Unrealized foreign exchange gain..................................................        (699)            (296)
           Other, net........................................................................         (17)           1,028
           Changes in assets and liabilities:
                 Decrease in accounts receivable.............................................       1,530              762
                 Decrease in inventories.....................................................         558            4,936
                 Decrease (increase) in other current assets.................................         276             (104)
                 Increase in other assets....................................................        (612)            (552)
                 Increase in trade accounts payable..........................................          69            2,517
                 Increase (decrease) in accrued expenses and other liabilities...............         255              (61)
                 Increase in other long-term liabilities.....................................          88              583
                                                                                              -----------      -----------
                      Total adjustments......................................................       6,105           16,931
                                                                                              -----------      -----------
      Net cash used by continuing operations.................................................        (451)          (4,138)
      Net cash used by discontinued operations...............................................        (262)          (2,204)
                                                                                              -----------      -----------
Net cash used by operating activities........................................................        (713)          (6,342)
                                                                                              -----------      -----------

Cash flows from investing activities:
      Payments for purchase of property and equipment........................................      (1,624)          (4,591)
      Sale of marketable securities..........................................................           -            1,483
      Other, net.............................................................................          69               79
                                                                                              -----------      -----------
           Net cash used by continuing operations............................................      (1,555)          (3,029)
           Net cash provided by discontinued operations......................................           -           37,565
                                                                                              -----------      -----------
Net cash provided (used) by investing activities.............................................      (1,555)          34,536
                                                                                              -----------      -----------

Cash flows from financing activities:
      Proceeds from exercise of common stock options.........................................          21              287
           Proceeds from issuance of notes payable...........................................       5,832           14,486
      Repayment of notes payable and other...................................................      (2,975)          (9,312)
                                                                                              -----------      -----------
           Net cash provided by continuing operations........................................       2,878            5,461
           Net cash used by discontinued operations..........................................           -          (35,401)
                                                                                              -----------      -----------
Net cash provided (used) by financing activities.............................................       2,878          (29,940)
                                                                                              -----------      -----------
Effect of exchange rate changes on cash......................................................         (18)              (2)
                                                                                              -----------      -----------
Net increase (decrease) in cash..............................................................         592           (1,748)
Cash and cash equivalents at beginning of period.............................................         667            2,222
                                                                                              -----------      -----------
Cash and cash equivalents at end of period................................................... $     1,259      $       474
                                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid (received) during the period for:
      Interest............................................................................... $     1,103      $     2,162
      Income taxes........................................................................... $    (2,731)     $    (1,037)
Non-cash financing activities:
      Return of common stock in acquisition and divestiture.................................. $         -      $   (19,062)
      Note receivable received in divestiture................................................ $         -      $    (5,000)


                       The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------


1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 2001 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto as of and for the fiscal year ended September 30, 2001. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter ended June 30, 2002 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2002.

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

3.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites, which designs and manufactures composite structures for the civil infrastructure market. The Company acquired its interest in Hardcore Composites in the third quarter of fiscal 2000. (For further discussion see Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report.) From the date of acquisition until disposition, the financial statements of Hardcore Composites were consolidated with the Company due to the ability to directly control the operations. In the fourth quarter of fiscal 2001, the Company recorded an impairment loss on discontinued operations of $5.1 million to reduce the carrying value of Hardcore Composites' long-lived assets to their estimated fair value less estimated selling costs.

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

In the third quarter and as a part of the sale of the Company's interest in Hardcore Composites, Hardcore Composites and the Company also settled the $1,000,000 note and certain other obligations payable to the former owner, with the Company making a $500,000 payment and Hardcore Composites contributing an additional amount. This note comprised part of the purchase price of the acquisition in the third quarter of fiscal 2000 and was guaranteed by the Company. However, the Company continues to guaranty Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The obligation relates to a lease of the Hardcore Composites manufacturing facility, which expires March 31, 2008. The Company believes it has recorded sufficient reserves to cover for potential expenses arising from this guarantee.

The Company reported the results of the operations of Hardcore Composites and SP Systems as discontinued operations for the third quarter and nine months ended June 30, 2002 and 2001 in the consolidated statement of operations. The Company acquired SP Systems in November 1999 and sold it in November 2000. (For further discussion see Note 2 of the Notes to the Consolidated Financial Statements of the Company's Annual Report.) Assets and liabilities associated with Hardcore Composites have been reclassified as assets and liabilities of discontinued operations on the consolidated balance sheet at September 30, 2001.

Certain information with respect to the discontinued operations of Hardcore Composites and SP Systems for the nine months ended June 30, 2002 and 2001 is summarized as follows (in thousands):

                                                                                        2002                2001
                                                                                      ---------           ---------
       Net sales....................................................................  $      408          $   2,942
       Cost of sales................................................................         886              3,478
                                                                                      ----------          ---------
       Gross loss...................................................................        (478)              (536)
       Selling, general and administrative expenses.................................         534              1,552
       Goodwill amortization........................................................           -                 80
                                                                                      ----------          ---------
       Loss from operations.........................................................      (1,013)            (2,168)
       Other expenses...............................................................         (17)              (261)
       Income tax expense...........................................................           -                  8
       Minority interest............................................................           -                829
                                                                                      ----------          ---------
       Net loss from operations.....................................................      (1,030)            (1,592)
       Gain (loss) on disposal of discontinued operations...........................       1,319             (1,760)
                                                                                      ----------          ---------
       Gain (loss) on discontinued operations, net of taxes.........................  $      289          $  (3,352)
                                                                                      ==========          =========

Certain information with respect to the assets and liabilities of Hardcore Composites at September 30, 2001 is summarized as follows (in thousands):

                                                                                    SEPTEMBER 30,
                                                                                        2001
                                                                                    -------------
       Cash and cash equivalents.................................................... $        10
       Accounts receivable, net.....................................................         420
       Inventories..................................................................         811
       Other assets.................................................................          66
                                                                                     -----------
          Assets of discontinued operations......................................... $     1,307
                                                                                     ===========

       Accounts payable............................................................. $      (953)
       Accrued expenses and other liabilities.......................................        (905)
                                                                                     -----------
           Liabilities of discontinued operations .................................. $    (1,858)
                                                                                     ===========

4.   COMPREHENSIVE LOSS

Comprehensive loss for the nine months ended June 30, 2002 and 2001 was as follows (in thousands):

                                                                                                2002              2001
                                                                                             -----------      -----------

          Net loss.......................................................................... $    (6,556)     $   (21,069)
          Foreign currency translation adjustment...........................................       4,074            1,405
                                                                                             -----------      -----------
          Comprehensive loss................................................................ $    (2,482)     $   (19,664)
                                                                                             ===========      ===========

5.   DEBT

On May 11, 2001, the Company entered into a two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. In December 2001, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio for the first two quarters of fiscal 2002, and modify the current ratio, the inventory turn ratio and the debt coverage ratio for quarters subsequent to the second quarter of fiscal 2002. In June 2002, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio and the inventory turn ratio for the remainder of fiscal 2002, modify the current ratio for the third and fourth quarters of fiscal 2002, and lower the maximum advance on inventory for quarters subsequent to the third quarter of fiscal 2002. In consideration for the waivers and modifications, the Company paid fees of

$50,000 and the interest rate was adjusted most recently to the prime rate plus 1.0%. At June 30, 2002, the Company was in compliance with the financial covenants requirements, as amended.

The Company's debt with Southwest Bank is due in May 2003, and accordingly, it has been classified as a current liability as of June 30, 2002. The Company currently anticipates that, as of December 31, 2002, it may not be in compliance with certain financial covenants under its credit agreement with Southwest Bank. The Company intends to replace its existing credit facility with Southwest Bank in the near term with a combination of senior, revolving, term and mortgage debt or, alternatively, if the facility cannot be replaced or otherwise refinanced, seek appropriate waivers or amended financial covenants with Southwest Bank. The Company has retained experienced financial advisors to assist in seeking alternative sources for its long-term capital structure.

6.   SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been grouped into two reportable segments: Carbon Fibers and Specialty Products. The Company's former Composite Intermediates segment was combined with the Carbon Fibers segment in the third quarter of fiscal 2002 to reflect that its products and services are now strategically focused on the Company's strategy of commercializing the use of carbon fibers as reinforcement in advanced composite materials, including providing composite design and engineering services for development of applications for carbon fiber reinforced composites. Effective with the third quarter of fiscal 2002, Company management will review the performance of each of these two segments, allocate resources between these segments and report on the overall financial and operating performance of each to the chief executive officer of the Company. Segment data for the comparable periods for fiscal year 2001 has been restated to reflect this change.

The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, oxidized acrylic fibers for heat/fire barrier applications and aircraft brakes, carbon fiber composite products and filament winding equipment used in the composite industry. It also facilitates development of product and process applications to increase the demand for carbon fibers and aggressively markets carbon fibers. The Carbon Fiber segment is located geographically in the United States and Hungary.

The Specialty Products segment manufactures and markets acrylic fibers, nylon products and industrial materials primarily to the textile industry. The Specialty Products segment is located in Hungary.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of June 30, 2002 and September 30, 2001 and for the three- and nine-month periods ended June 30, 2002 and 2001 (in thousands):

                                                                                 THREE MONTHS ENDED JUNE 30, 2002
                                                                                 --------------------------------
                                                                                            (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                  Carbon           Specialty           and
                                                                  Fibers           Products        Eliminations          Total
                                                                -----------       -----------      ------------        ---------
Net sales                                                       $     7,841       $     9,965      $         -         $  17,806
Available unused capacity expenses                                    1,476                 -                -             1,476
Operating loss                                                       (1,224)             (227)          (1,011)           (2,462)
Depreciation and amortization expense                                 1,274               436               77             1,787
Capital expenditures                                                    226               251               28               505

                                                                                 THREE MONTHS ENDED JUNE 30, 2001
                                                                                 --------------------------------
                                                                                            (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                  Carbon           Specialty           and
                                                                  Fibers           Products        Eliminations          Total
                                                                -----------       -----------      ------------        ---------
Net sales                                                       $     7,860       $     9,296      $         -         $  17,156
Available unused capacity expenses                                    1,822                 -                -             1,822
Operating income (loss)                                              (2,619)              614           (1,320)           (3,325)
Depreciation and amortization expense                                 1,413               190               21             1,624
Capital expenditures                                                    884               697                -             1,581






                                                                                  NINE MONTHS ENDED JUNE 30, 2002
                                                                                  -------------------------------
                                                                                            (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                  Carbon           Specialty           and
                                                                  Fibers           Products        Eliminations          Total
                                                                -----------       -----------      ------------        ---------
Net sales                                                       $    23,613       $    28,198      $         -         $  51,811
Available unused capacity expenses                                    4,692                 -                -             4,692
Operating loss                                                       (4,852)             (579)          (2,858)           (8,289)
Depreciation and amortization expense                                 3,885               821              240             4,946
Capital expenditures                                                    911               685               28             1,624


                                                                                  NINE MONTHS ENDED JUNE 30, 2001
                                                                                  -------------------------------
                                                                                            (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                  Carbon           Specialty           and
                                                                  Fibers           Products        Eliminations          Total
                                                                -----------       -----------      ------------        ---------
Net sales                                                       $    29,344       $    29,976      $         -         $  59,320
Available unused capacity expenses                                    4,888                 -                -             4,888
Operating income (loss)                                             (14,253)              448           (3,532)          (17,338)
Depreciation and amortization expense                                 4,095               609               62             4,766
Capital expenditures                                                  3,460             1,131                -             4,591


                                                                           TOTAL ASSETS, NET OF DISCONTINUED OPERATIONS
                                                                           --------------------------------------------
                                                                                            (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                  Carbon           Specialty           and
                                                                  Fibers           Products        Eliminations          Total
                                                                -----------       -----------      ------------        ---------
June 30, 2002                                                   $   101,784       $    24,193      $    (1,950)        $ 124,027
September 30, 2001                                                   98,916            22,129             (974)          120,071

GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------
                                                                                REVENUES (1)
                                                                             NINE MONTHS ENDED             LONG-LIVED ASSETS (2)
                                                                             -----------------             ---------------------
                                                                           JUNE 30,     JUNE 30,         JUNE 30,    SEPTEMBER 30,
                                                                             2002         2001             2002          2001
                                                                             ----         ----             ----          ----

United States........................................................... $    18,469  $    23,779       $    51,393  $    54,685
Hungary.................................................................      33,342       35,541            28,603       25,144
                                                                         -----------  -----------       -----------  -----------
Total................................................................... $    51,811  $    59,320       $    79,996  $    79,829
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

7.   SHAREHOLDERS' EQUITY

In the third quarter of fiscal 2002, the Company retired and cancelled 2,514,993 of shares held in treasury. Since the excess of the purchase cost over the par value was less than the pro rata amount originally charged to additional paid-in capital, the excess was charged against additional paid-in capital at the time of cancellation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company's mission is to commercialize the use of carbon fibers as reinforcement in advanced composite materials. The Company believes it is the lowest cost producers of carbon fibers and its sales strategy is designed to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, construction, marine and other industries. The Company believes introduction of carbon fibers to potential end users has been generally well received and the Company is participating in a number of ongoing development projects in these application categories.

As the Company pursues its application and market development efforts, the Company has found the existing composite materials value chain relatively slow to change given the requirement for radical innovation in design, engineering and building processes as well as the reluctance to shift from the invested base in current structural materials to one based on carbon fiber composites. Therefore, the Company has sought to accelerate the introduction and development of carbon fiber composites across a broad range of mass-market applications. The Company is continuing to target emerging applications for low-cost, high-performance carbons in automobile manufacturing, alternate energy technologies, deep sea oil drilling applications, filament winding applications, buoyancy and fire resistant applications.

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

Additionally, in November 1999, the Company acquired Structural Polymer (Holdings) Ltd. ("SP Systems"), which designs and manufactures composite materials used in large scale structures such as wind turbine blades and marine structures. While this acquisition was consistent with the Company's business strategy, the financial performance of this business was unsatisfactory. Therefore, in fiscal 2000, the Company formally adopted a plan to sell this subsidiary and, in November 2000, the Company sold SP Systems.

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

The Company's consolidated financial statements for the third quarter and nine months ended June 30, 2002 and 2001 account for Hardcore Composites and SP Systems as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

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

The Company's carbon fiber manufacturing capacity continues to be underutilized. Carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakened economic conditions globally. The Company's strategy for near-term sales increases was to rely primarily on what had been two fast-growing commercial markets (conductive plastics used in electronic products and sporting goods). In fiscal 2001 and continuing into fiscal 2002, the growth in these two markets slowed dramatically. In addition, sales of carbon fibers into commercial markets have been slower to develop than expected due to long lead times in product development for large-scale applications. For these reasons, the Company idled the continuous carbon producing lines at its plant in Abilene, Texas in the latter part of fiscal 2001 while still utilizing the facility to manufacture its short fiber products. Although the continuous carbon lines at the Abilene, Texas facility are currently idle, the Company believes that the continued growth of the aircraft brake business, the potential use of oxidized fiber as a fire retardant and insulating material in consumer and automotive applications and/or the success of any one of the large-scale applications currently being pursued (e. g., automotive, oil field, marine, etc.) could lead to the resumption of manufacturing its continuous carbon products at the Abilene, Texas facility during the latter part of 2003. In light of such possible resumption of manufacturing at this time, the

Company does not believe that any impairment exists with respect to the carrying value of the currently idled assets at the Abilene facility.

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

The fabric products the Company introduced were an extension of its joint automotive development project. In order to manufacture large composite structures with reasonable speed, the resin must be infused either by pressure or vacuum in a die or mold where the carbon fiber fabric is placed. The line of fabrics the Company introduced are designed to facilitate the resin infusion process. As automotive structural applications grow over the next several years and as other markets, such as wind energy, begin to use carbon fibers, the Company expects that its fabric products will be positioned to capture significant market share in these developing applications.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------

The Company's sales increased 3.8% to $17.8 million in the third quarter of fiscal 2002 from $17.2 million in the third quarter of fiscal 2001. Carbon fiber sales were unchanged at $7.8 million in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Carbon fiber sales declined in the buoyancy, automotive and sporting goods markets, offset by increased growth in the friction market. Sales of the specialty products business segment increased 7.2% ($0.7 million) to $10.0 million in the third quarter of fiscal 2002 from $9.3 million in the third quarter of fiscal 2001. Sales of acrylic and other products increased primarily as the demand in the textile market improved slightly compared to the weakened global economic conditions experienced over the past year.

Gross profit increased $0.2 million to $2.4 million, 13.2% of sales, in the third quarter of fiscal 2002 from a gross profit of $2.2 million, 12.8% of sales, in the third quarter of fiscal 2001. Gross profit from carbon fibers increased $0.9 million in the third quarter of fiscal year 2002 to $1.5 million compared to $0.6 million for the same period of fiscal 2001. Gross margin increased primarily due to an improved product mix. Gross profit on specialty products decreased by $0.7 million to $0.9 million in the third quarter of fiscal 2002 compared to a gross profit of $1.6 million for the corresponding quarter in fiscal 2001. Gross margin on specialty products decreased to 8.7% of sales for the third quarter of fiscal 2002 compared to 17.3% of sales for the third quarter of fiscal 2001 due primarily to increases in raw material costs that could not be passed on to customers, and product mix.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs were approximately $1.5 million during the third quarter of fiscal 2002 and $1.8 million in the third quarter of fiscal 2001. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications. The Company forecasts these costs to be between $5.5 and $6.0 million in fiscal 2002. Total capital invested in the Abilene facility as of June 30, 2002 was $39.1 million.

Application and development costs were $0.8 million in the third quarter of fiscal 2002 and $0.9 million in the third quarter of fiscal 2001. These costs include product and market development efforts, product trials and sales and product development personnel and related travel. The emerging applications targeted included automotive, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

Selling, general and administrative expenses decreased approximately 7.1%, or $0.2 million, from $2.8 million in the third quarter of fiscal 2001 to $2.6 million in the third quarter of fiscal 2002. The decrease in expense was primarily from the carbon fiber business segment and the corporate headquarters, due to cost cutting measures, including lower payroll and administrative costs.

Interest expense, at $0.4 million, was approximately the same for the third quarter of fiscal 2002 and fiscal 2001. Interest income decreased to a nominal amount from $0.2 million for the third quarter of fiscal 2002 due to lower balances invested.

In fiscal 2001, the Company recorded a valuation allowance against substantially all of its deferred tax assets due to the uncertainty of generating positive income in the near foreseeable future. During fiscal 2002, the tax laws changed allowing the Company additional carryback of net operating losses to prior years. As such, the Company reported a $2.7 million income tax benefit in the third quarter of fiscal 2002 compared to an income tax expense of $0.1 million in the third quarter of fiscal 2001. The Company received the income tax refund of $2.7 million in the third quarter of fiscal 2002. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, as well as the statutory income taxes (18% Hungarian rate), which were minimal in the third quarter of fiscal 2002 versus $0.3 million in the third quarter of fiscal 2001.

The foregoing resulted in a net loss from continuing operations of $0.2 million for the third quarter of fiscal 2002 compared to a net loss of $4.2 million for the third quarter of fiscal 2001. Similarly, the Company reported a net loss from continuing operations per share of $0.01 and $0.22 on a basic and diluted basis for the third quarter of fiscal 2002 and fiscal 2001, respectively. The weighted average common shares outstanding were 16.3 million for the third quarter of fiscal 2002 and for the third quarter of fiscal year 2001, respectively.

In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites and in the second quarter of fiscal 2002, the Company completed the sale. The net loss from discontinued operations in the third quarter of fiscal 2001 included a $0.7 million loss from the results of operations for Hardcore Composites, or $0.04 per share on a basic and diluted basis.

The net loss for the third quarter of fiscal 2002 was $0.2 million, or $0.01 per share on a basic and diluted basis, compared to a net loss of $4.2 million, or $0.26 per share in the third quarter of fiscal 2001.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001
---------------------------------------------------------------------------

The Company's sales decreased 14.5% ($7.5 million) to $51.8 million in fiscal year 2002 from $59.3 million in fiscal year 2001. Carbon fiber sales decreased 19.4% ($5.7 million) to $23.6 million in fiscal 2002 from $29.3 million in fiscal 2001. The carbon fiber sales decrease was due to worldwide excess carbon fiber capacity that resulted in distressed pricing across most existing markets. In particular, sales declined in the compounding and buoyancy markets due to price competition, and in the sporting goods category impacted by lower volume in the prepreg markets, modestly offset by increased growth in the friction market. Sales of the specialty products business segment decreased by 5.9% ($1.8 million) to $28.2 million in fiscal 2002 compared to $30.0 million in fiscal 2001. Sales in this segment declined due to the decreased demand for textile materials in response to weakened global economic conditions.

Gross profit increased to $6.8 million in fiscal 2002 from a loss of $0.2 million in the corresponding period of fiscal 2001 as the results for fiscal 2001 included an inventory valuation reduction of $7.5 million to reflect a lower of cost or market adjustment. This inventory value reduction was established due to the intensified overcapacity occurring in the second quarter of fiscal 2001, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory value reduction, gross margin would have been $7.3 million, or 12.3% of sales, in the first nine months of fiscal 2001 compared to $6.8 million, or 13.1% of sales, for the first nine months of fiscal 2002. Gross profit from carbon fibers increased $8.6 million in fiscal year 2002 to $4.3 million from a $4.3 million loss for the fiscal year 2001. Gross margin on carbon fibers increased to 18.0% of sales for fiscal 2002 compared to (14.8)% of sales for the same period of fiscal 2001, due primarily to the inventory value reduction recorded in fiscal 2001. Without the inventory valuation reduction, gross margin on carbon fibers would have been $3.2 million, 10.8% of sales, in the first nine months of fiscal 2001. Gross profit on specialty products decreased 38.7% or $1.6 million from $4.1 million in fiscal 2001 to $2.5 million in fiscal 2002. Gross margin on specialty products decreased to 9.0% of sales for fiscal 2002 compared to 13.7% of sales for fiscal 2001 due primarily to price decreases and product mix.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $4.7 million during the first nine months of fiscal 2002 and $4.9 million in the first nine months of fiscal 2001. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue into fiscal 2003. Total capital invested in the Abilene facility as of June 30, 2002 is $39.1 million.

Application and development costs were $2.8 million in the first nine months of fiscal 2002 and in same period of fiscal 2001. These costs include product and market development efforts, product trials and sales and product development personnel and related travel.

The emerging applications targeted included automotive, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

Selling, general and administrative expenses decreased approximately 19.4%, or $1.8 million, from $9.4 million in the first nine months of fiscal 2001 to $7.6 million in first nine months of fiscal 2002. The decrease in expense was from both business segments and the corporate headquarters, due to cost cutting measures, including lower payroll and administrative costs.

Interest expense was approximately $1.2 million for fiscal 2002 compared to $1.6 million in the corresponding period of fiscal year 2001. The decrease in interest expense resulted from lower borrowings related to the reduced levels of capital expenditures and improved working capital management. Interest income decreased to a nominal amount for the first nine months of fiscal 2002 from $0.8 million for the first nine months of fiscal 2001 due to lower balances invested.

In fiscal 2001, the Company recorded a valuation allowance against substantially all of its deferred tax assets due to the uncertainty of generating positive income in the near foreseeable future. During fiscal 2002, the tax laws changed allowing the Company additional carryback of net operating losses to prior years. As such, the Company reported an income tax benefit of $2.6 million compared to an income tax benefit of $0.6 million in fiscal 2001. The Company received the income tax refund of $2.7 million in the third quarter of fiscal 2002. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, as well as the statutory income taxes (18% Hungarian rate), which were $0.1 million in the first nine months of fiscal year 2002 compared to $0.3 million for the first nine months of fiscal 2001.

The foregoing resulted in a net loss from continuing operations of $6.8 million for the first nine months of fiscal 2002 compared to a net loss of $17.7 million for the corresponding period of fiscal 2001. Similarly, the Company reported net loss from continuing operations per share of $0.42 and $1.07 on a basic and diluted basis for the first nine months of fiscal 2002 and fiscal 2001, respectively. The weighted average common shares outstanding decreased to 16.3 million for the first nine months of fiscal year 2002 from 16.6 million for the first nine months of fiscal year 2001.

The net gain from discontinued operations for the first nine months of fiscal 2002 included a $1.0 million loss from the results of operations and a $1.3 million gain from the disposition of Hardcore Composites. The net loss from discontinued operations in the first nine months of fiscal 2001 included a $1.6 million loss from the results of operations of Hardcore Composites and a $1.8 million loss from the disposition of SP Systems. The foregoing resulted in a net gain from discontinued operations of $0.3 million in the first nine months of fiscal 2002, or $0.02 per share on a basic and diluted basis, and a net loss of $3.4 million in the first nine months of fiscal 2001, or $0.20 per share on a basic and diluted basis.

The net loss for the first nine months of fiscal 2002 was $6.6 million, or $0.40 per share on a basic and diluted basis, compared to a net loss of $21.1 million, or $1.27 per share in the year to date period of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company reported working capital (excluding discontinued operations) of $10.8 million at June 30, 2002 compared to working capital of $22.9 million at September 30, 2001. The decrease in working capital from September 30, 2001 to June 30, 2002 was primarily due to reclassifying its debt with Southwest Bank to current from long term, as the debt to Southwest Bank matures in May, 2003. The Company's continuing operations used $0.5 million of cash during fiscal 2002 versus $4.1 million in fiscal 2001; $2.7 million of the $3.6 million improvement was due to receipt of the federal tax refund. The Company has taken steps to rationalize its work force to reflect current and near-term demand, to significantly reduce other operating expenses during fiscal 2002 and to decrease carbon fiber inventories via an aggressive sales program. At June 30, 2002, the Company reported cash and cash equivalents of $1.3 million and had available $2.3 million of unused borrowings under its credit facilities ($1.0 million from Southwest Bank and $1.3 million from Raiffeisen Bank Rt. for its Hungarian subsidiary). As of August 14, 2002, the Company continues to have $2.3 million of unused borrowings under its credit facilities ($1.0 million from Southwest Bank and $1.3 million from Raiffeisen Bank Rt.).

For the balance of fiscal 2002, the Company will seek to fund its continuing operations from borrowings, including seeking additional sources of liquidity, and managing its working capital. As previously announced, the Company has retained Pharus Advisors LLC, of New York, to assist the Company in arranging financing to strengthen its long-term capital structure.

Current maturities of long-term debt at June 30, 2002 included $12.3 million of the U. S. credit facility coming due in May 2003, plus approximately $1.9 million related to various mortgages.

In May 2001, the Company entered into a two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million, structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million.

Borrowings under the facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S. based subsidiaries. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio, and capital expenditures. In December 2001, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio for the first two quarters of fiscal 2002, and modify the current ratio, the inventory turn ratio and the debt coverage ratio for quarters subsequent to the second quarter of fiscal 2002. In June, 2002, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio and the inventory turn ratio for the remainder of fiscal 2002, modify the current ratio for the third and fourth quarters of fiscal 2002, and lower the maximum advance on inventory for quarters subsequent to the third quarter of fiscal 2002. In consideration for the waiver and modifications, the Company paid fees of $50,000 and the interest rate was adjusted to the prime rate plus 1.0%. At June 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit facility agreement as amended.

The Company currently anticipates that, as of December 31, 2002, it may not be in compliance with certain financial covenants under its credit agreement with Southwest Bank. The Company intends to replace its existing credit facility with Southwest Bank in the near term with a combination of senior, revolving, term and mortgage debt or, alternatively, if the facility cannot be replaced or otherwise refinanced, seek appropriate waivers or amended financial covenants.

In May 2001, the Company's Hungarian subsidiary entered into an expanded credit facility (to $12.0 million from $6.0 million) with Raiffeisen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility.

The Company believes its financial position has been improved as a result of recent operating cost reductions (including the rationalization of its work force and the reduction of operating expenses), and the disposal of SP Systems and Hardcore Composites. Management believes that the Company's financial resources remain adequate to support the execution of its strategic plans. However, failure to comply with its obligations under its existing credit facilities, or obtain new financing when its existing US bank credit facility matures, manage costs, and increase carbon fiber sales on a timely basis would have a material adverse effect on the Company's results of operations and financial condition. Management will seek to fund its continuing operations from borrowings (including seeking additional sources of liquidity) and to continue to closely manage the Company's working capital. The Company's objective is to operate the continuing business on a cash-neutral basis by the end of fiscal 2002. The Company does not believe that any impairment exists relative to its capital investments as it is still forecasting an improvement in the long-term carbon fibers markets within a reasonable forecasting range of one to two years.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first nine months of fiscal 2002, the Company made capital expenditures of $1.6 million for various projects compared to $4.6 million during the corresponding period of fiscal 2001. These expenditures were financed principally with cash from borrowings. The Company expects capital expenditures to total less than $2.0 million in fiscal 2002.

Since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. These loans are non-recourse loans for the Company's headquarters, the St. Charles, Missouri manufacturing facility and the Salt Lake City, Utah facility. Based on the interest rates and the nature of the loans, the Company plans to repay these loans in accordance with their stated long-term amortization schedules.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At June 30, 2002, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt for fiscal 2002 compared to fiscal 2001 would result in a $0.3 million increase in interest expense based on the debt levels at June 30, 2002, excluding discontinued operations.

                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to return to operating on a profitable basis, comply with its obligations under its credit agreements, refinance those agreements at their maturity dates, manage its excess carbon fiber production capacity and inventory levels, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them at decreasing price points and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a) Exhibits: 99.1 Certification pursuant to 18 U. S. C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      Exhibits: 99.2 Certification pursuant to 18 U. S. C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 2002.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Zoltek Companies, Inc.
                                                        (Registrant)

Date: August 14, 2002                      By:      /s/ James F. Whalen
      ---------------                         -------------------------------
                                                      James F. Whalen
                                                  Chief Financial Officer