Form 10-K
period 2002-09-30
ZOLTEK COMPANIES INC
filed 2003-01-14
CIK 890923

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002     Commission File Number 0-20600

                             ZOLTEK COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                Missouri                                 43-1311101
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

3101 McKelvey Road, St. Louis, Missouri                    63044
Address of principal executive offices)                  (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-25 of the Act). Yes   . No X .
                                           ---    ---

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 10, 2003: approximately $21,681,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 10, 2003: 16,297,338 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the indicated Part of this Report:

           Document                                  Part of Form 10-K
           --------                                  -----------------

Proxy Statement for the 2003
  Annual Meeting of Shareholders                        II and III

                                     PART I

Item 1.  Business
------   --------

         This Annual Report on Form 10-K for the year ended September 30, 2002 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward Looking Statements."

OVERVIEW

         Zoltek Companies, Inc. (the "Company" or "Zoltek") is an applied technology and advanced materials company. The Company's primary focus is the manufacturing and marketing of carbon fibers. The most significant current application for carbon fibers produced by the Company is for aircraft brake manufacturers who use the Company's fibers as base materials for the carbon/carbon brake systems used in most newly designed aircraft (both for new and replacement brakes). While this friction market has been stable and growing, the Company believes a much more significant market is the commercial use of carbon fibers as reinforcement for composites. The primary strategy of the Company for the past ten years has been to lead the commercialization of carbon fibers in several significant markets. Specifics concerning current and developing applications for carbon fibers are included in "--Current and Developing Applications" below in this Item 1.

         The Company believes that, in addition to the carbon fibers, its intermediate product, stabilized and oxidized acrylic fiber, has a significant market potential in the field of fire and heat resistant applications. These products, sold under the PYRON trade name, will represent significant near-term market potential for the Company. The Company believes it is well positioned to supply material to this fire / heat barrier market and that its products offer an excellent cost / performance value to manufacturers as they design new products to comply with voluntary and legislated new open flame fire safety standards.

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

         o Support New Commercial Market and Applications Development -- To accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, the Company has pursued various initiatives and developed significant partnerships with potential users of carbon fibers to act as a catalyst in the development of new low-cost, high volume products.

         Zoltek believes that it has substantially achieved its strategic goals of lowering its costs, establishing sustainable but competitive selling prices and increasing its capacity. While the actual financial results of this strategy have not developed to date, the Company believes it is well positioned to benefit from being a first mover in this emerging market.

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

COMPANY OPERATIONS

         Zoltek's operations consist of two business segments: Carbon Fibers and Specialty Products. The Carbon Fibers Business Segment manufactures and markets carbon fibers and develops applications for carbon fibers. At plants in Abilene, Texas, St. Charles, Missouri and Hungary, the Company's rated annual carbon fibers production capacity is 11.0 million pounds and the Company believes it is the largest in the world. The Carbon Fibers Business Segment sells carbon fibers under the PANEX trade name and its heat and fire resistant fibers under the PYRON trade name. The Company performs certain downstream processing to facilitate the use of carbon fibers, such as weaving, needling, blending with other fibers, chopping and milling. Also, at its San Diego facility the Company develops and manufactures resin pre-impregnated carbon fibers (prepregs). At its Salt Lake City facility (Entec Composite Machines), the Company designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials. The Company's primary focus is creating integrated solutions for large potential end users by working directly with users in the primary market sectors targeted by the Company. The Company also provides composite design and engineering for development of applications for carbon fiber reinforced composites.

         The Specialty Products Business Segment, which is comprised of the Company's Hungarian-based subsidiary, Zoltek Rt., manufactures and markets acrylic fibers, nylon products and industrial materials. The Company acquired Zoltek Rt. in December 1995 to secure access to the technology underlying the production of precursor, the acrylic fiber raw material utilized in the manufacture of carbon fiber. Acrylic fiber precursor comprises more than 50% of the total cost of producing carbon fibers . Along with acrylic fibers, Zoltek Rt. also produces nylon-6 fibers and granules, plastic netting and CMC (carboxyl methyl cellulose). During 1999, the Company converted the Specialty Products Business Segment's Mavilon (acrylic) production line to the production of precursor. As a result, the Company permanently removed from production $25 million to $35 million of low-margin acrylic fiber annual revenue historically sold for textile applications. During 2000, the Company began to manufacture production quantities of precursor and currently all of the Company's carbon fibers are produced from this precursor, except the aircraft brake materials, for which other precursor is required under longstanding aircraft program qualifications. The Company expects that in the future all of its acrylic fiber capacity will be converted to precursor manufacturing and this technology will be transferable to other potential suppliers to assure sufficient cost-competitive supply of raw material to support the Company's long-term carbon fiber growth strategy.

         For historical financial information regarding the Company's various business segments, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

CARBON FIBERS INDUSTRY OVERVIEW

         Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine reinforcement carbon fibers with resins or other matrix materials to form a substance with high strength, light weight, exceptional stiffness and other exceptional properties not found in either component alone. Carbon fibers most often are manufactured from acrylic fiber raw material ("precursor"), which is desirable due to the linear orientation of its molecular structure and high carbon content (approximately 60%). While most other producers of carbon fibers utilize internally produced custom-made acrylic raw material, the Company utilizes less costly textile-type acrylic fiber.

         Beginning in the early 1980s, the Company's predecessor developed a family of products for use in what then was a new type of carbon/carbon composite brakes utilized in military and large commercial aircraft. This business has provided the base for the Company's carbon fiber business. Currently, Zoltek supplies the three major aircraft brake manufacturers and has long-term supply contracts for this application with two of those manufacturers. The high cost of qualifying products for aerospace use and the resistance to change by aircraft manufacturers and airlines are barriers to entry to other potential suppliers.

         Until recently, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. During the past decade, as additional capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices into specialty sporting goods and industrial applications where the high performance of carbon fibers would demand relatively high prices. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. In sporting goods (the first significant commercial application), the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable and affordable material for a wide range of products such as golf club shafts and tennis racquets.

         Extensive commercially viable applications are only possible at carbon fiber prices significantly lower than those historically prevailing for aerospace applications. Commercial applications targeted by the Company, due to the favorable weight, strength and stiffness properties of carbon fibers, include wind turbine blades, compressed natural gas (CNG) tanks, civil structures, construction components, automotive body and structural members, mass transit vehicle components, high strength piping, marine uses and alternative energy systems. In current industrial uses, carbon fibers' non-structural properties are often most important. Chemical inertness is useful in corrosive applications for heat exchanger tubing and pump cavities and in gas turbine blades; high temperature resistance is useful in specialty metallurgical mold applications; and combined rigidity and damping are useful in audit equipment applications.

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

CURRENT AND DEVELOPING APPLICATIONS

         Zoltek is focusing on primary application categories which are believed to offer potential for substantial market development over coming years. These application categories are as follows:

     o Friction: Aircraft and Aerospace Brakes - space shuttle, military, commercial, business; Automotive Brakes and Clutches - racing, high performance cars

         Friction-related products is an application category that cuts across several other segments, including automotive and industrial, and which capitalizes on a unique property of carbon fibers. While other materials soften under rising temperatures, carbon/carbon (carbon fibers fused in a carbon matrix) grows stronger. Zoltek continues to be the world's largest supplier of carbon fiber to the carbon/carbon aircraft braking industry. Carbon-carbon is used in aircraft brakes because its performance is enhanced by heat. Developed originally as a lightweight heat shield for spacecraft, carbon-carbon has become a key material in advanced braking systems used in fighter aircraft, military aircraft, newer model commercial airliners and newer model business aircraft. Currently automotive friction applications for carbon fiber are limited to high performance and high price-point cars.

         Zoltek is the exclusive supplier to Goodrich of carbon fibers for aircraft brakes pursuant to a ten-year agreement entered into in June 1994 and later extended to 2009. The Goodrich supply agreement does not restrict the Company from supplying carbon fibers to other aircraft brake manufacturers.

     o Fire/Heat Barrier: Home Furnishings - mattresses, furniture; Automotive - thermal blankets, fire-wall Industrial; Apparel - high temperature environments; Aircraft - fire barrier

         Carbon fibers are used in fire-retardant coatings to prevent or control fire-related disasters in chemical plants, nuclear power plants, refineries and off-shore drilling platforms. Used as an additive or reinforcement, carbon fiber heightens the ability of the fire-retardant coating to withstand exceptionally high temperatures. Currently carbon fiber is used widely in Europe in the automotive industry for its fire retardant and containment qualities.

         Zoltek currently supplies oxidized fire barrier material into the European automotive market as well as the industrial apparel market. The Company has entered into an exclusive development and supplier relationship with Leggett & Platt, Inc., the largest supplier of mattress materials in the United States. California consumer safety law will require mattresses sold after January 1, 2004 to have a specified level of "flame resistance." Based upon input from industry participants, the Company believes that all major suppliers will add fire resistant materials to their mattresses sold in the United States. Management estimates industry demand for oxidized carbon fiber could be very significant depending on penetration relative to competing materials. Management believes that Zoltek's PYRON product line offers the best and most economical solution to this market requirement. Initial supply to the institutional market already has commenced.

     o Sporting Goods: golf clubs, hockey sticks, archery arrows, fishing poles, water skis, snow skis, snowboards

         Sporting goods represent a transitional application in the progression of carbon fiber from an "advanced" material, limited to high-priced applications, to a price-sensitive, mass-market material. Zoltek anticipates growth in future demand as graphite golf clubs, skis, racquets and similar equipment become less expensive, and therefore, less of a novelty item and more of a staple. Carbon fibers have significantly improved the performance of many sporting good products. Until recently, graphite clubs and racquets had been produced from high-priced carbon fibers and sold at very high prices. Zoltek has begun to generate sales in this market where resin and carbon fiber are combined to produce a thin, high strength cost-efficient material used in sporting equipment. The properties of these carbon composite materials are most beneficial in sporting equipment in which carbon fibers' extraordinary stiffness-to-weight and strength-to-weight ratios can be put to use in improving performance.

         Zoltek acquired a prepreg facility located in San Diego to enable the Company to supply the sporting goods market with carbon fibers impregnated with resin for ready processing. Zoltek also has developed various carbon fiber fabrics to facilitate the manufacturing of sporting equipment. Based on the acceptance of Zoltek's PANEX-35 products, the Company expects this application to continue its growth into new products and, in fiscal 2003, to be a significant part of the Company's overall carbon fiber sales.

     o Thermoplastics/Electronics: Electric conductivity - office machines, computers; Reinforcement - applications requiring higher performance than fiberglass

         Carbon fiber acts to dissipate both static electricity and heat. Those two properties, combined with light weight, have made it an increasingly important material in the manufacture of computers, printers, copiers and other electronic devices. Growth in computers and electronics has resulted in rising demand for carbon fibers used in conductive plastics to dissipate static electricity or to act as a shield against electromagnetic interference ("EMI") in laptop computers, disk drives and similar devices. Carbon fibers also have been used in making plastic carrying trays for a manufacturing environment where contamination is an issue.

         In the longer term, structural reinforcement of plastics will be much more significant application than the niche electrical applications that exist today. The strength and stiffness of carbon fibers and the ease of compounding with thermoplastics opens new significant applications in automotive and other large thermoplastic molding applications for which improved physical properties are required.

         Zoltek has developed and introduced a new carbon fiber product format that reduces cost and produces a much better quality product for high volume manufacturing. The Company believes that eventually it will be able to garner a significant part of this market with the new product format. In addition, Zoltek expects steady growth in this category in correlation to the respective markets and additional growth as more applications are developed.

     o Alternative Energy: Windmill blades; Compressed natural gas vessels for transport, cars and buses; Fuel cells; Solar panels; Flywheels

         Carbon fiber is an enabling material to make many alternative energy concepts work and it is utilized in many known applications primarily because carbon fiber offers a combination of light weight, stiffness and strength in the design of complex systems. Wind turbines are providing a significant part of the electricity generated in Europe and fast expanding into the United States and they are continuing to grow in size and length. The newest designs are producing three mega-watts of electricity and each of the three blades is 45 meters or longer. For this size, carbon fiber reinforced composite is the only practical solution.

         Zoltek is actively working with companies in the European wind turbine industry to promote the conversion to carbon fibers. The significant opportunity in this sector is the result of a requirement in Europe for 10% of all energy to be "renewable."

         Compressed natural gas tanks, usually designed for 3,000 psi working pressure, that are transporting natural gas for either logistics or as fuel, must be light weight to be economically feasible. Carbon fiber composites become the only feasible material to achieve the desired structural properties. Due to the superior performance, both in terms of physical characteristics and chemical resistance, carbon fibers have emerged as a desirable material for compressed natural gas (CNG) tank reinforcement.


         The Company is actively working with CNG tank producers to broaden the use of lightweight high pressure tanks for high volume transportation and automotive use. Carbon fiber-reinforced CNG tanks are primarily sold into the bus and other vehicle fleet market, as the reduction of weight directly translates to increased payload capability. The use of CNG tanks in Asian automotive applications is currently growing rapidly and Zoltek is actively working with several companies in these markets. Zoltek's Salt Lake City facility is marketing the technology, equipment and carbon fibers as a package. As a result, Zoltek obtained a contract to supply the largest manufacturer of CNG tanks in China. Zoltek does not expect this contract to generate significant revenues for the next several years. In addition, the Company believes that governmental pressure to design and manufacture an automobile with significantly improved fuel efficiency could cause automotive manufacturers to pursue CNG technologies.

     o Automotive: Body and frame, aesthetic moldings and finishes, steering columns, clutches and brakes

         Auto companies are looking to composites to reduce weight and the number of parts required to build different sub-assemblies and components. Carbon fiber reinforced composites can reduce the weight of a steel automobile by as much as 60%, significantly increasing its performance or assist in achieving the necessary weight reduction to facilitate the development of alternate fuel vehicles. In applying lean production techniques, auto companies and their suppliers are concentrating on reducing the cost of assembly by eliminating the need for assembly. Composite structures can reduce complex metal assemblies by as much as 90%.

         Zoltek currently is an exclusive development partner with BMW using carbon fiber to build the entire structural components of a series production car. Zoltek and BMW have invested approximately $5 million and $50 million, respectively, in this project to date. The Company believes the results of this project have been exceptional and it has progressed into the second stage when the actual commercial car model will be selected and designed. With other development partners, Zoltek is actively pursuing body panel projects. We expect some minor projects to produce short-term sales; significant sales are possible in the next two years.

         Additionally, substantially all automotive companies have programs underway exploring the development of a wide variety of carbon fiber-reinforced parts and assemblies. Specifically, Ford, Daimler, Volkswagen and others have specific programs for component parts and assemblies.

     o Oil/Off-Shore Drilling: Buoyancy for steel tethers and pipes, composite tethers, riser pipes, drill pipes, spoolable pipes; Fire retardant paints and decking

         The Company is actively involved in programs to use carbon fiber composites in offshore oil exploration and drilling due to their combination of light weight, strength, stiffness and resistance to corrosion. As offshore drilling activity goes to deeper fields, driven by the high cost of oil and depletion of easier-to-reach reserves, carbon fiber reinforced composites again become the enabling material of construction.

         Zoltek currently supplies carbon fibers that are used in buoyancy devices for offshore drilling equipment. The Company also has participated for the past three years in trials of drill pipe capable of extending the reach of existing offshore oil platforms. Zoltek also has been selected as a supplier of carbon fibers for composite rods to manufacture tethers for offshore platforms to the ocean floor at greater depth. Development efforts led by one joint venture of major suppliers to the energy sector estimate potential long-term requirements of approximately 7 million pounds of carbon fiber for composite tethers and risers for each deep water drill platform.

         Through Zoltek's Salt Lake City operations, Zoltek recently received a $1.8 million contract to design and install a high pressure oilfield pipe manufacturing facility in Russia. This system will be designed for carbon fiber use. Zoltek expects to supply this customer with its carbon fiber requirements in the future.

     o Industrial: Equipment - rollers, shafts, components; Storage and transport of liquids and gases - tanks, pipes

         Zoltek has identified a number of potential high volume industrial applications for carbon fiber reinforced composites that capitalize on carbon fibers' light weight, stiffness and resistance to corrosion. Carbon fiber can be used to strengthen and improve many kinds of rollers and shafts. In paper mills, for instance, there is growing interest in development of fast-rotating composite drums. The Company also has identified potential markets in industrial tanks and pipes leveraging carbon fibers' properties.

     o Infrastructure/Construction: Precast concrete reinforcement grids, rebar, bridge decking, cables and tendons; Repair and strengthening materials - concrete column wrapping, seismic retro-fit, pipe repair

         Carbon fiber can be used as a substitute for steel in reinforcing concrete in many infrastructure projects, providing greater strength and stiffness while eliminating the problem of corrosion. This is true both in new construction projects and in addressing a growing need for maintenance or repair work. There is growing federal and state interest in alternatives to conventional steel and concrete construction and repair systems. Carbon fiber-reinforced composite systems often permit retrofit and repair to be done without stopping or diverting traffic for extended periods.

         Zoltek is a development partner with Old Castle and several significant precast concrete companies in a consortium to develop a series of products incorporating recent technology developments for precast concrete material fortified with carbon fibers. Zoltek is currently working with Washington University of St. Louis to develop a range of repair kits and technical documentation to further penetrate this market.

     o Transportation/Marine: Aircraft Interior - decking, luggage compartment, seat backs; Light rail - interior components, molded interior components; Truck trailers - flooring, beams, wheels, bumpers, Ships - hulls and structures, riggings, decks

         At today's lower carbon fiber price points, transportation companies, such as trucking, rail, pipelines and buses, are now focusing on the lifecycle cost savings that are possible through the combination of light weight, strength and durability provided by carbon fibers. There are a multiplicity of potential applications in the marine environment capitalizing not just on carbon fibers' comparative advantages in light weight and strength, but also (to cite two properties that are lacking in fiberglass) on their stiffness and resistance to aqueous corrosion. Fiberglass, carbon fibers' predecessor, revolutionized boat building. A great deal of further progress is possible through the additional use of composites reinforced with carbon fibers or in combination with fiberglass.

         Carbon fiber materials are currently used in truck trailer wheels in Europe and aircraft seat back components. The use of carbon fiber can reduce the weight by as much as 30% compared to fiberglass.

CUSTOMERS AND BACKLOG

         As part of its efforts to expand its current range of market applications, the Carbon Fibers Business Segment engages in various strategic relationships to study the viability of the use of carbon fibers in new composite materials and structural enhancement environments. These relationships are designed to build on existing expertise and industry knowledge by exploring new potential uses for carbon fibers. Successful partnerships with commercial customers include the long-term supply relationship with Goodrich. The Company intends to consider additional strategic application development and composite manufacturing partnerships and joint ventures with other participants in the composite value chain.

         In the fiscal years ended September 30, 2002 and 2001, the Company reported sales of $9.8 million and $10.3 million, respectively, to Goodrich, which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

         As of September 30, 2002 and 2001, the Company had a backlog of orders believed to be firm aggregating more than $20.0 million and $19.0 million (including estimated releases under long-term supply arrangements during the succeeding 12 months), respectively. Purchase orders from the Company's customers are subject to amendment or cancellation.

INTERNATIONAL

         The Company conducts its operations and sells its carbon fiber products primarily in the United States and Europe. The Company initiated sales distribution in Asia in fiscal 2002 and expects incremental sales from this region during fiscal year 2003. The Specialty Products Business Segment derives essentially all of its revenues from Europe and the Middle-East.

         Although there are additional risks attendant to the Company's foreign operations, such as currency fluctuations, the Company's financial condition has not been materially affected by this to date. For additional information regarding the Company's international operations, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

SOURCES OF SUPPLY

         As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers, excluding the aircraft brake products, are now manufactured from this precursor. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

         The Company currently obtains most of its acrylic fiber precursor to supply its carbon fiber operations for the aircraft brake applications from Acordis, the only supplier that currently produces precursor approved for use in aircraft brake applications such as those supplied under the Goodrich supply agreement. Under an agreement with the Company, Acordis has agreed to supply the Company with up to 18.0 million pounds per year of precursor. This supply agreement may be terminated by either party on January 1, 2004, or any anniversary thereof, by providing at least two years' prior notice. The Company believes Acordis is a reliable source of supply at the Company's current operating levels. However, the Company has initiated trials at its aircraft brake manufacturer with its own precursor-based products which might protect its business if there were an interruption in supply from Acordis.

         The major materials used by the Specialty Products Business Segment include acrylonitrile and other basic commodity products which are widely available from a variety of sources.

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

         The Company believes that no single manufacturer of carbon fiber products competes across all of its applications. The Carbon Fibers Business Segment's direct carbon fiber competitors include Fortafil Fibers, Inc. in the United States and SGL Carbon in the United States and Europe, inasmuch as they use the same textile-type precursor as the Company. SGL currently is Zoltek's only primary competitor in the oxidized fiber market. To varying degrees, depending on market conditions and supply, the Carbon Fibers Business Segment also competes with aerospace grade carbon fiber producers, such as Hexcel Corporation in the United States and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in Japan. These carbon fibers producers tend to market higher cost products than the Carbon Fibers Business Segment's products, with a principal focus on aerospace structural applications. These manufacturers, while unable to sustain low pricing, tend to enter into direct competition with the Carbon Fibers Business Segment primarily when they engage in significant discounting due to protection of their market share, excess capacity or product surpluses.

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

ENVIRONMENTAL

         The operations of the Company's Carbon Fibers Business Segment in Abilene, Texas and St. Charles, Missouri and Hungary utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. Management believes that the plants are currently operating in compliance with their permits and the conditions set forth therein. The Company does not believe that compliance by its Carbon Fibers Business Segment with applicable environmental regulations will have a material adverse effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of interpretation of current laws or future changes in federal or state environmental laws or regulations on the business segment's results of operations or financial condition.

         The operations of the Specialty Products Business Segments as well as its Carbon Fibers Business Segment generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes the all of its facilities are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulations will not have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, results of operations or financial condition of the Company.

EMPLOYEES

         As of September 30, 2002, the Company employed 197 persons in its U.S. operations and 934 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Rt. there are two active unions: Union Viscosa with approximately 386 members and Viscosa 1990 with approximately 285 members (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a regular basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that overall its employee relations are good.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K, the Company's Annual Report to Shareholders and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The terms "Zoltek," "Company," "we," "our" and "us" refer to Zoltek Companies, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-K, the Annual Report and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the

Company, its directors and officers with respect to, among other things: (1) the Company's financial prospects; (2) the Company's growth strategy and operating strategy including the focus on facilitating acceleration of the introduction and development of mass market applications for carbon fibers; (3) the Company's current and expected future revenue; and (4) the Company's ability to complete financing arrangements that are adequate to fund current operations and the Company's long-term strategy.

         You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (1) the Company's ability to return to operating on a profitable basis; (2) the Company's ability to comply with obligations under its credit agreements; (3) the Company's ability to manage its excess carbon fiber production capacity and inventory levels; (4) the Company's ability to continue investing in application and market development; and (5) the Company's ability to manufacture low-cost carbon fibers and profitably market them at decreasing price-points and penetrate existing, identified and emerging markets; and (6) the Company's ability to complete financing arrangements that are adequate to fund current operations and the Company's long-term strategy.

         Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K and the Company's Annual Report to Shareholders or to reflect the occurrence of unanticipated events.

Item 2.  Properties
------   ----------

         The Company's facilities are listed below and are considered to be suitable and adequate for its operations. Except as noted below, all the Company's properties are owned, subject to various mortgage loans.

                                                                                         APPROXIMATE AREA
                  LOCATION                                    USE                        (IN SQUARE FEET)
                  --------                                    ---                        ----------------

         St. Louis, Missouri...................   Administrative offices, marketing            40,000
                                                  and engineering

         St. Charles, Missouri(1)..............   Carbon fibers manufacturing                 107,000

         Abilene, Texas........................   Carbon fibers manufacturing                 278,000
                                                  and processing

         San Diego, California(2)..............   Carbon fiber prepreg manufacturing           35,000

         Salt Lake City, Utah..................   Filament winding equipment                   65,000
                                                  manufacturing

         Nyergesujfalu, Hungary................   Carbon fibers, acrylic fiber, nylon       1,600,000
                                                  and other manufacturing

--------
(1) Properties subject to ground lease.
(2) Properties subject to lease.

Item 3.  Legal Proceedings
------   -----------------

         The Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business, which the Company does not believe will result in any material adverse effect on future consolidated results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2002.

Item 4A.  Executive Officers of the Registrant
-------   ------------------------------------

         The name, age and position with respect to each of the executive officers of the Company are set forth below:

         Zsolt Rumy, age 60, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Since 1996, Mr. Rumy has served as a director of Southwest Bank of St. Louis, with which the Company maintains a banking relationship. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

         James F. Whalen, age 48, has served as Chief Financial Officer and Secretary of the Company since April 2001. Prior to joining the Company, from November 1997 to March 2001, Mr. Whalen served as Vice President and Chief Financial Officer of Asset Management Outsourcing, Inc. (a privately-held provider of outsourcing services) and from November 1996 to November 1997 in a similar capacity for Outsourcing Solutions, Inc. (a privately-held provider of outsourcing services). From March 1992 to November 1996, Mr. Whalen served as Vice President of Business Operations for Dell Computer. Mr. Whalen received B.S. degrees in Accounting and Finance from the University of Notre Dame and a M.S. in Taxation from the University of Cincinnati.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------   ---------------------------------------------------------------------

         The Company's Common Stock (symbol: "ZOLT") is traded in the Nasdaq National Market System. The number of beneficial holders of the Company's stock is approximately 12,300. The Company has never paid dividends. Information regarding the Company's equity compensation plans required to be included in this Item 5 is set forth under the caption "Equity Compensation Plan Information" in the registrant's Proxy Statement for its 2003 Annual Meeting to Shareholders and is incorporated herein by this reference.

         Set forth below are the high and low bid quotations as reported by Nasdaq for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:

                                                           Fiscal year ended            Fiscal year ended
                                                           September 30, 2002           September 30, 2001
                                                           ------------------           ------------------

                                                          High            Low         High             Low
                                                          ----            ---         ----             ---
         First Quarter........................            $3.28          $1.95        $8.25           $2.19

         Second Quarter.......................             3.05           1.25         6.31            2.25

         Third Quarter........................             5.74           1.86         6.20            4.25

         Fourth Quarter.......................             3.00           1.60         4.48            2.20

Item 6.  Selected Financial Data
------   -----------------------

                                                  ZOLTEK COMPANIES, INC.
                                          SELECTED CONSOLIDATED FINANCIAL DATA
                                          (In thousands, except per share data)

Statement of Operations Data:                                               Year Ended September 30,
-------------------------------------------------------------------------------------------------------------------------

                                                             2002         2001         2000         1999         1998
                                                           --------     ---------    ---------    ---------    ---------

Net sales................................................. $ 68,436     $  76,478    $  78,204    $  68,525    $  83,390

Cost of sales.............................................   58,920        74,333       64,520       53,375       58,805

Gross profit..............................................    9,516         2,145       13,684       15,150       24,585

Available unused capacity costs...........................    6,039         6,803        4,658        3,953            -

Selling, general and administrative expenses (1)..........   13,605        15,870       14,422       14,525       12,958

Operating income (loss) from continuing operations........  (10,128)      (20,528)      (5,396)      (3,328)      11,627

Other income (expense) and income taxes (benefit).........   (1,433)         (746)       1,336          686       (2,032)

Net income (loss) from continuing operations..............   (8,695)      (21,274)      (4,004)      (2,642)       9,595
Gain (loss) on discontinued operations, net of
 income taxes.............................................      864       (10,297)      (4,681)           -            -

Net income (loss)......................................... $ (7,831)    $ (31,571)   $  (8,685)   $  (2,642)   $   9,595

Net income (loss) per share:

  Basic income (loss) per share:
     Continuing operations................................ $  (0.53)    $   (1.29)   $   (0.22)   $   (0.16)   $    0.59
     Discontinued operations..............................     0.05         (0.62)       (0.25)           -            -
                                                           --------     ---------    ---------    ---------    ---------

     Net income (loss).................................... $  (0.48)    $   (1.91)   $   (0.47)   $   (0.16)   $    0.59
                                                           ========     =========    =========    =========    =========

Weighted average common shares outstanding................   16,289        16,515       18,360       16,209       16,216

  Diluted income (loss) per share:
     Continuing operations................................ $  (0.53)    $   (1.29)   $   (0.22)   $   (0.16)   $     .58
     Discontinued operations..............................     0.05         (0.62)       (0.25)           -            -
                                                           --------     ---------    ---------    ---------    ---------

     Net income (loss).................................... $  (0.48)    $   (1.91)   $   (0.47)   $   (0.16)   $     .58
                                                           ========     =========    =========    =========    =========

Weighted average common and common equivalent
 shares outstanding.......................................   16,289        16,515       18,360       16,209       16,525


Balance Sheet Data:                                                                  September 30,
-------------------------------------------------------------------------------------------------------------------------

                                                             2002         2001         2000         1999         1998
                                                           --------     ---------    ---------    ---------    ---------

Working capital........................................... $  9,872     $  24,391    $  27,041    $  43,946    $  53,058

Total assets..............................................  121,422       121,492      207,701      136,756      147,209

Short-term debt...........................................   14,014         2,073       47,126          630          817

Long-term debt, less current maturities...................   13,699        22,036        8,697        5,423        5,898

Shareholders' equity......................................   75,904        79,596      122,811      114,634      121,602

--------
(1)   Includes application and development costs of $3,750, $3,533 and $2,479 for fiscal years 2002, 2001 and 2000, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

OVERVIEW

         The Company's mission is to commercialize the use of carbon fibers as reinforcement in advanced composite materials. The Company believes it is the lowest cost producer of carbon fibers. Its sales strategy is designed to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, construction, marine and other industries. The Company believes introduction of carbon fibers to potential end users has been generally well received and the Company is participating in selected ongoing development projects in these application categories.

         As part of its strategy to establish availability of carbon fibers on a scale sufficient to provide growth of large scale applications, the Company completed a major carbon fiber production capacity expansion plan in fiscal 1999. The Company completed construction of seven continuous carbon fiber lines, each with an annual rated capacity of one million pounds, at its Abilene, Texas facility (five lines) and Zoltek Rt. facilities (two lines). In addition, the Company completed construction of a secondary processing building at its Abilene, Texas facility to perform intermediate and secondary carbon fiber processing operations, such as chopping, milling and specialty packaging, and completed construction and partial finish out of an additional building designed to ultimately house up to 24 more continuous carbonization lines at its Abilene, Texas facility. During fiscal 2000, the Company also completed construction of an oxidization line at Zoltek Rt., with an annual rated capacity of two million pounds. The Company is supplying European markets with oxidized fiber used in friction and thermal applications from this line.

         As the Company pursues its application and market development efforts, the Company has found the existing composite materials value chain relatively slow to change and is undertaking steps to accelerate the introduction and development of carbon fiber composites across a broad range of mass market applications. The Company is continuing to target emerging applications for low-cost, high-performance carbons in automobile manufacturing, alternate energy technologies, deep sea oil drilling applications, filament winding applications, buoyancy and fire resistant applications.

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

         In April 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC ("Hardcore"). Hardcore designs and manufactures composite structures for the civil infrastructure market. In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its interests in Hardcore, which was completed in March 2002.

         The Company's consolidated financial statements for fiscal 2002, 2001 and 2000 account for Hardcore and SP Systems as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

         The Company's carbon fiber manufacturing capacity continues to be underutilized. Carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. Carbon fiber sales for fiscal 2002 were $30.4 million compared to $37.3 million for fiscal 2001. The Company's strategy for near-term sales increases was to rely primarily on what had been two fast-growing commercial markets (conductive plastics used in electronic products and sporting goods). In fiscal 2001, the growth in these two markets slowed dramatically. In addition, sales of carbon fibers into commercial markets have been slower to develop than expected due to long lead times in product development for large-scale applications. For these reasons, the Company has temporarily idled the plant in Abilene, Texas. The excess capacity costs related to the carbon fiber business totaled $6.0 million in 2002. In fiscal 2003, these excess capacity costs are forecasted to be approximately $5.0 million to $5.5 million.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

         The Company's sales decreased 10.5% ($8.1 million) to $68.4 million in fiscal 2002 from $76.5 million in fiscal 2001. Carbon fiber sales decreased 18.3% ($6.9 million) to $30.4 million in fiscal 2002 from $37.3 million in fiscal 2001. During fiscal 2002, carbon fiber sales decreased due to excess carbon fiber capacity that resulted in distressed pricing across most existing markets and by weakened economic conditions globally. In particular, sales declined in the compounding, automotive and buoyancy markets due to price competition, and in the sporting goods category which was impacted by lower volume in the prepreg markets, modestly offset by increased growth in the friction market. Sales of acrylic and other products produced at Zoltek Rt. decreased $1.2 million, or 3.1%, to $38.0 million in fiscal 2002 from $39.2 million in fiscal 2001. Sales in this segment declined due to the decreased demand for textile materials in response to weakened global economic conditions.

         Gross profit increased $7.4 million to $9.5 million in fiscal 2002 from $2.1 million in fiscal 2001. The results for fiscal 2001 included an inventory value reduction of $8.6 million, to reflect a lower of cost or market adjustment. The inventory valuation reduction was established due to the intensified overcapacity occurring in the second quarter of fiscal 2001, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory reduction, gross profit would have been $10.7 million, or 14.0% of sales, in fiscal 2001 compared to $9.5 million, or 14.0% of sales, in fiscal 2002. Gross margin from carbon fibers increased $9.4 million in fiscal 2002 to $6.3 million from a $3.1 million loss in fiscal 2001. The margin percentage on carbon fiber increased to 20.5% of sales in fiscal 2002 from (8.2)% of sales in fiscal 2001, primarily due to the inventory valuation reduction. Without the inventory valuation reduction in fiscal 2001, gross profit on carbon fibers would have been $5.5 million, or 14.9% of sales. Gross profit from acrylic and other products sold by Zoltek Rt. was $3.3 million in fiscal 2002 compared to $5.2 million in fiscal 2001. Gross margin on acrylic fibers and other products decreased to 8.6% of sales for fiscal 2002 compared to 13.2% of sales for fiscal 2001 due primarily to price decreases and product mix.

         During fiscal years 2002, 2001 and 2000, the Company was not operating its continuous carbonization lines at the Abilene, Texas facility at full capacity, resulting in available unused capacity charges of approximately $6.0 million, $6.8 million and $4.7 million, respectively. These costs included depreciation and other overhead charges. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications and anticipates costs associated with the available capacity will continue into fiscal 2003. The Company does, however, anticipate increases in carbon fiber sales from both the U.S. and Hungarian locations in fiscal 2003.

         Application and development costs were $3.7 million in fiscal 2002 compared to $3.5 million in fiscal 2001, representing a $0.2 million increase. This increase was due to increased costs related to the carbon fiber operations due to product and market development efforts for product trials, and for additional sales and product development personnel and travel. Targeted emerging applications include automobile manufacturing, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

         Selling, general, and administrative expenses decreased $2.4 million, or 19.5%, from $12.3 million in fiscal 2001 to $9.9 million in fiscal 2002. The decrease in expense was from both business segments and the corporate headquarters, due to cost cutting measures, including lower payroll and administrative costs.

         Interest expense was approximately $1.6 million for fiscal year 2002 compared to $2.1 million in fiscal 2001. The decrease in interest expense resulted from lower borrowings related to the reduced level of capital expenditures and improved working capital management. Interest income decreased to a nominal amount for fiscal 2002 from $1.0 million for fiscal 2001 due to lower balances invested. During fiscal 2002, capital expenditures totaled $2.0 million compared to $5.3 million during fiscal 2001.

         In fiscal 2001, the Company recorded a valuation allowance against substantially all of its deferred tax assets due to the uncertainty of generating positive income in the near foreseeable future. During fiscal 2002, the tax laws changed allowing the Company additional carryback of net operating losses to prior years. As such, the Company reported an income tax benefit of $2.9 million in fiscal 2002 compared to an income tax benefit of $0.5 million in fiscal 2001. The Company received the income tax refund of $2.7 million in the third quarter of fiscal 2002. The Company recognizes income taxes in the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, as well as the statutory income taxes (18% Hungarian rate), which were $0.1 million in fiscal 2002 compared to $0.3 million for fiscal 2001.

         Loss from continuing operations in fiscal 2002 included a $400,000 reversal of certain inventory reserves and a reversal of a $412,000 accrual for credits to former customers; in both instances management believes that the facts and circumstances that gave rise to the reversal of the above reserves occurred in the fourth quarter of fiscal 2002. The inventory reserve release was necessary as the Company sold certain products that previously were doubtful as to salability at their carrying value.

         The foregoing resulted in a net loss from continuing operations of $8.7 million for fiscal 2002 compared to a net loss of $21.3 million for fiscal 2001. Similarly, the Company reported a net loss from continuing operations per share of $0.53 and $1.29 on a basic and diluted basis for fiscal 2002 and fiscal 2001, respectively. The weighted average common shares outstanding decreased to 16.3 million for fiscal 2002 compared to 16.5 million for fiscal year 2001.

         The net gain from discontinued operations for fiscal 2002 included a $1.0 million loss from the results of operations and a $1.9 million gain from the disposition of Hardcore Composites. The net gain from discontinued operations included $575,000 relating to the settlement of a promissory note that was carried in the restructuring reserve; management believes that the facts and circumstances that gave rise to the above item were not present until the fourth quarter of fiscal 2002. The net loss from discontinued operations in fiscal 2001 included a $8.5 million loss from the results of operations of Hardcore Composites and a $1.8 million loss from the disposition of SP Systems. The foregoing resulted in a net gain from discontinued operations of $0.9 million in fiscal 2002, or $0.05 per share on a basic and diluted basis, and a net loss of $10.3 million in fiscal 2001, or $0.62 per share on a basic and diluted basis.

         The net loss for fiscal 2002 was $7.8 million, or $0.48 per share on a basic and diluted basis compared to a net loss of $31.6 million, or $1.91 per share in fiscal 2001.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000

         The Company's sales decreased 2.2% to $76.5 million in fiscal 2001 from $78.2 million in fiscal 2000. Carbon fiber sales decreased 3.0% to $37.3 million in fiscal 2001 from $38.4 million in fiscal 2000. During fiscal 2001, the decrease in carbon fiber sales volumes was primarily the result of distressed pricing due to significant overcapacity in the industry. Sales of acrylic and other products produced at Zoltek Rt. were comparable year over year; $39.2 million in fiscal 2001 compared to $39.8 million in fiscal 2000.

         Gross profit decreased 84.3% to $2.1 million in fiscal 2001 from $13.7 million in fiscal 2000. Gross profit from carbon fibers decreased to $(3.1) million in fiscal 2001 from $6.9 million in fiscal 2000. An inventory valuation reduction of $8.6 million recorded in fiscal 2001, to reflect a lower of cost or market adjustment, was the primary component of the gross profit reduction. The inventory valuation reduction was established due to the intensified overcapacity occurring in the year, which caused distressed pricing across most existing markets for carbon fibers. The margin percentage on carbon fiber decreased to (8.2)% of sales in fiscal 2001 from 18.0% in fiscal 2000, primarily due to the inventory valuation reduction. Without the inventory reduction, gross profit would have been $5.5 million, a 20.3% ($1.4 million) reduction year over year. Gross profit from acrylic and other products sold by Zoltek Rt., was $5.2 million in fiscal 2001 compared to $6.8 million in fiscal 2000. Gross margin on acrylic fibers and other products decreased to 13.3% of sales for fiscal 2001 from 17.0% of sales for fiscal 2000 due to increases in raw material costs that could not be passed along to customers.

         During fiscal years 2001 and 2000, the Company was not operating its new continuous carbonization lines at full capacity, resulting in available unused capacity charges of approximately $6.8 and $4.7 million, respectively.

         Application and development costs in fiscal 2001 were $3.5 million versus $2.5 million in fiscal 2000. This increase was due to product and market development efforts for product trials, additional sales/product development personnel and travel, primarily in carbon fibers.

         Selling, general and administrative expenses increased $0.4 million, from $11.9 million in fiscal 2000 to $12.3 million in fiscal 2001, primarily due to salaries and other personnel related costs.

         Interest expense was approximately $2.1 million for fiscal 2001 compared to $1.3 million in fiscal 2000. The increase in interest expense resulted from borrowings related to the use of funds for working capital and capital expenditures. Interest income was $1.0 million for fiscal 2001 compared to $0.6 million in fiscal 2000. Interest income increased due to higher balances invested, including notes from sale of businesses. During fiscal 2001, capital expenditures totaled $5.3 million.

         During fiscal 2001, the Company reported an income tax benefit of $0.5 million compared to an income tax benefit of $2.3 million in fiscal 2000. The Company recorded a valuation allowance against the deferred income tax asset in fiscal 2001 that caused the Company to recognize a lower income tax benefit in fiscal 2001 even though the Company had significantly greater net losses than in the prior year. The Company recognizes income taxes in both the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.4 years 2001 and 2000, as well as the statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 18%.

         The foregoing resulted in a net loss from continuing operations of $21.3 million for fiscal 2001 compared to a net loss of $4.0 million for fiscal 2000. Similarly, the Company reported net loss from continuing operations per share of $1.29 and $0.22 on a basic and diluted basis for fiscal 2001 and fiscal 2000, respectively. The weighted average common shares outstanding decreased to
16.5 million for fiscal 2001 compared to 18.4 million for fiscal year 2000 due to the repurchase of approximately 2.5 million common shares as partial consideration for the sale of SP Systems in November 2000.

         In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites, LLC, which it acquired in April 2000. The net loss from discontinued operations for fiscal 2001 included a $3.4 million loss from the results of operations of Hardcore Composites, a $5.1 million impairment charge to write-off the fixed assets and intangibles of Hardcore, and a $1.8 million charge for the discontinued operations of SP Systems occurring in fiscal 2000. The foregoing resulted in a net loss from discontinued operations of $10.3 million, or $0.62 per share on a basic and diluted basis in fiscal 2001, and $4.7 million, or $0.25 per share on a basic and diluted basis, in fiscal 2000.

         The net loss for fiscal 2001 was $31.6 million, or $1.91 per share on a basic and diluted basis, compared to a net loss of $8.7 million, or $0.47 per share in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity historically have been cash flow from operating activities and borrowings under credit facilities, supplemented with the net proceeds from three previous equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties.

         During much of fiscal 2002 and 2001, the carbon fiber market experienced excess supply resulting from capacity increases by several other carbon fiber manufacturers. As a result, the Company experienced substantial reductions in selling prices and related gross profit across most existing markets (partially offset by a favorable product mix in fiscal 2002). The Company expects market conditions similar to fiscal 2002 to continue until the market demand consumes the excess capacity. However, the Company plans to continue to reduce its carbon fiber inventory, rationalize its work force to reflect current and near-term demand and reduce operating expenses. Management's objective is to operate the continuing business on a cash flow neutral basis by the end of fiscal 2003.

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

         In December 2001, the Company amended its credit agreement with Southwest Bank (see Note 7) to waive the debt coverage ratio covenant for the first two quarters of fiscal 2002, and modify the current ratio, the inventory turn ratio and the debt coverage ratio covenants for quarters subsequent to the second quarter of fiscal 2002. In June, 2002, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio and the inventory turn ratio covenants for the remainder of fiscal 2002, modify the current ratio covenant for the third and fourth quarters of fiscal 2002, and lower the maximum advance on inventory covenant for quarters subsequent to the third quarter of fiscal 2002. In consideration for these concessions by Southwest Bank, the Company paid fees of $50,000 and the interest rate was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

         The Company was not in compliance with a financial covenant under its credit agreement with Southwest Bank as of December 31, 2002. Additionally, the Company currently anticipates that as of March 31, 2003 it will not be in compliance with a certain financial covenant of the current credit agreement. As a result, under the terms of the credit agreement, Southwest Bank has the ability to make all outstanding borrowings under the credit agreement due and immediately payable. The credit agreement with Southwest Bank expires on May 11, 2003 and, assuming Southwest Bank does not request repayment of the debt by the Company prior to

May 11, 2003 as a result of the financial covenant non-compliance, any outstanding borrowings will be due and immediately payable on that date. Total borrowings under the credit agreement were $12.0 million at September 30, 2002.

         The Company currently does not have the funds to repay the borrowings under the credit agreement at any date before or on May 11, 2003. Management is currently in the process of executing a refinancing plan. The Company has received a commitment letter from Southwest Bank with respect to a proposed amendment to the existing credit facility that, as amended, would provide for $8.5 million ($5.0 million revolving debt that would mature in one year from closing and $3.5 million term debt that would mature two years from closing), with modifications of the interest rate (expected to be the prime interest rate plus 2%), financial covenants and additional collateral. In addition, the Company anticipates that it will enter into an agreement with a group of approximately 12 investors, including Messrs. Bealke, Dill, McDonnell and Rumy, under which the investors would invest an aggregate of $8.0 million in the Company's convertible subordinated debentures. The debentures would mature five years after issuance, bear interest at 7% per annum and would be convertible into 2,000,000 shares of common stock of the Company at a conversion price of $4.00 per share. The agreement also would provide for the Company to issue five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $8.00 per share. Proceeds from the issuance of these convertible subordinated debentures will be used to reduce the current credit facility borrowings by $4.0 million and for working capital. Completion of this amendment to the credit agreement is subject to, among other things, the completion of the sale of the Company's convertible subordinated debentures. Completion of this refinancing plan by management is critical not only to meet its obligations under the Southwest Bank credit agreement but also to provide the Company with adequate liquidity to finance its operations and meet other obligations in fiscal 2003, and continue to execute the Company's long-term business strategy. Management expects to be able to complete the credit facility amendment and issuance of the convertible subordinated debentures during the Company's fiscal second quarter ending March 31, 2003. However, if management is unsuccessful in completing a refinancing plan that includes repaying borrowings under the Southwest Bank credit agreement, or obtaining modifications to the credit agreement that would extend the expiration date, waive the existing financial covenant non-compliance and include achievable prospective financial covenant requirements, the Company would be forced to seek other sources of financing or creditor relief that would most likely be on terms unfavorable to the Company.

         On May 18, 2001, the Company's Hungarian subsidiary entered into an expanded credit facility, to $12.0 million from $6.0 million, with Raiffeisen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility and a $2.0 working capital facility, both expiring in November 2003 and a $4.0 million capital investment facility that expires in 2006. The factoring facility and the working capital facility are one-year agreements renewable each year. Borrowings against the Raiffeisen credit facility cannot be used in Zoltek's U.S. operations.

         The Company believes its financial position has been improved as a result of recent operating cost reductions (including the rationalization of its work force and the reduction of operating expenses), and the disposal of SP Systems and Hardcore Composites. Management believes that the Company's financial resources remain adequate to support the execution of its strategic plans. However, failure to comply with its obligations under its existing credit facilities, or obtain new financing when its existing U.S. bank credit facility matures, manage costs, and increase carbon fiber sales on a timely basis would have a material adverse effect on the Company's results of operations and financial condition. Management will seek to fund its continuing operations from borrowings (including seeking additional sources of liquidity) and to continue to closely manage the Company's working capital. The Company's objective is to operate the continuing business on a cash-neutral basis by the end of fiscal 2003. The Company does not believe that any impairment exists relative to its capital investments as it is still forecasting an improvement in the long-term carbon fibers markets within a reasonable forecasting range of one to two years.

         The Company reported working capital (excluding discontinued operations) of $9.9 million at September 30, 2002 compared to working capital of $24.4 million at September 30, 2001. The decrease in working capital from September 30, 2001 to September 30, 2002 was primarily due to reclassifying its debt with Southwest Bank to current from long-term, as the debt to Southwest Bank matures in May 2003. The Company's continuing operations used $0.8 million of cash during fiscal 2002 versus $6.2 million in fiscal 2001; $2.7 million of the $5.4 million improvement was due to receipt of the federal tax refund. The Company has taken steps to rationalize its work force to reflect current and near-term demand, to significantly reduce other operating expenses and to decrease carbon fiber inventories via an aggressive sales program. At September 30, 2002, the Company reported cash and cash equivalents of $0.7 million and had available $2.1 million of unused borrowings under its credit facilities ($0.8 million from Southwest Bank and $1.3 million from Raiffeisen Bank Rt. for its Hungarian subsidiary). As of December 31, 2002, the Company continues to have $2.1 million of unused borrowings under its credit facilities ($0.8 million from Southwest Bank and $1.3 million from Raiffeisen Bank Rt.).

         Current maturities of long-term debt at September 30, 2002 included $12.0 million of the U.S. credit facility coming due in May 2003, plus approximately $2.0 million related to various mortgages.

         Historically, cash used in investing activities has been expended for equipment additions and to support research and development of carbon fibers applications and the expansion of the Company's carbon fibers production capacity. In fiscal 2002, the Company made capital expenditures of $2.0 million for various projects compared to $5.3 million during fiscal 2001. Of these expenditures in fiscal 2001, approximately $3.3 million was used for oxidation lines and secondary processing equipment for carbon fibers and $1.7 million was used at Zoltek Rt. for modernization and modifications to produce acrylic fiber and other industrial products. Carbon fiber operations reported capital expenditures of approximately $0.3 million for equipment additions and modifications. These expenditures were financed principally with cash from the sale of temporary investments and from borrowings. In fiscal 2003, the Company expects purchases of property, plant and equipment to be less than $1 million, unless near-term demand increases significantly. Application and development costs are projected to be $4.3 million in fiscal 2003.

         In fiscal 2001, the Company placed $27.7 million of assets in service that were previously classified as construction in progress. These assets are primarily located at the Abilene, Texas facility and consisted of $5.5 million of buildings and $22.2 million of machinery and equipment. The Company began recording depreciation on these assets from the date they were placed in service. In the third quarter of fiscal 2001, the Company elected to temporarily idle the continuous carbonization lines at the Abilene facility. These carbonization lines had a carrying value of $19.5 million at September 30, 2002. Management intends to return the lines to partial production in late fiscal 2003 and full production as market demand for carbon fiber products increases. In light of the expected resumption of manufacturing at this time, the Company does not believe that any impairment exists with respect to the carrying value of the currently idled assets at the Abilene facility based on an analysis of expected future net cash flow generated from this facility over the expected remaining useful life.

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

         In April 2000, the Company acquired a 45% membership interest in Hardcore for $1.4 million cash and guaranteed a note payable of $1.0 million. The Company also provided additional funding for working capital. In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of Hardcore, and it completed the sale in March 2002 (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

Critical Accounting Policies
----------------------------

         Outlined below are accounting policies that Zoltek believes are key to a full understanding of the Company's operations and financial results. All of the Company's accounting policies are in compliance with U.S. generally accepted accounting principles (GAAP).

REVENUE RECOGNITION

         The Company recognizes sales on the date title to the sold product transfers to the customer, which generally approximates the shipping date. Historically, the Company has experienced very low levels of product returns due to damaged goods or products that do not meet customer specifications. Additionally, the Company generally does not offer any volume or other incentives to entice customer sales.

INVENTORIES

         The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand, if any, are reserved. Remaining inventory balances are adjusted to approximate the lower of cost on a first-in, first-out basis or market value. Cost includes material, labor and overhead. If future demand or market conditions are less favorable than the Company's projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company's statement of operations in the period in which the revision is made.

         In recent years, carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. These factors combined with the high level of inventories maintained by the Company have resulted in the Company reducing the cost of certain carbon fiber inventories to their lower estimated market values. If these industry conditions do not improve in a reasonable period of time, or further deteriorate, it is possible that the market value of certain of the Company's carbon fiber inventories may further decrease resulting in additional charges to cost of sales.

APPLICATION AND DEVELOPMENT EXPENSES


         The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $3.8 million, $3.5 million and $2.5 million in fiscal 2002, 2001 and 2000, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses will be incurred in future years.


UNUSED CAPACITY COSTS

         The Company is currently not operating its continuous carbonization lines located at the Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs for the years ended September 30, 2002, 2001 and 2000 totaled $6.0 million, $6.8 million and $4.7 million, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, management intends to return the Abilene, Texas facility to service in fiscal 2003. However, until the facility is operating at certain production levels, these unused capacity costs will continue to be incurred.

VALUATION OF LONG-LIVED ASSETS

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. In determining expected future undiscounted cash flows attributable to a long-lived asset or a group of long-lived assets, the Company must make certain judgments and estimations including the expected market conditions and demand for products produced by the assets, expected product pricing assumptions, and assumptions related to the expected costs to operate the assets. These judgments and assumptions are particularly challenging as they relate to the Company's long-lived assets due to the developmental stage and current market conditions of the carbon fiber industry. It is possible that actual future cash flows related to the Company's long-lived assets may materially differ from the Company's determination of expected future undiscounted cash flows. Additionally, if the Company's expected future undiscounted cash flows were less than the carrying amount of the asset being analyzed, it would be necessary for the Company to make significant judgments regarding the fair value of the asset due to the specialized nature of much of the Company's carbon fiber production equipment in order to determine the amount of the impairment charge.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. However, a one percent increase in the weighted average interest rate (6.0% at September 30, 2002) of the Company's debt for fiscal 2003 compared to fiscal 2002 would result in a $0.3 million increase in interest expense based on debt levels at September 30, 2002 excluding discontinued operations. (See "Liquidity and Capital Resources" included under Item 7. above.)

         The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $18.1 million and $16.1 million at September 30, 2002 and September 30, 2001, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at September 30, 2002 and September 30, 2001 amounted to $2.9 million and $2.8 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt. and does not believe these risks will have a material adverse impact on the Company's results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                             ZOLTEK COMPANIES, INC.
                              REPORT OF MANAGEMENT

         Management of Zoltek Companies, Inc. is responsible for the preparation and integrity of the Company's financial statements. These statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management fairly present the Company's financial position, results of operations, and cash flow.

         The Company maintains accounting and internal control systems that it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems.

         The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management and the independent accountants to discuss audit and financial reporting matters. To ensure independence, PricewaterhouseCoopers LLP has direct access to the Audit Committee.

         The Report of PricewaterhouseCoopers LLP, independent accountants, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with generally accepted auditing standards. These standards include an evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the scope of their audits of the financial statements.

                             ZOLTEK COMPANIES, INC.


                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ZOLTEK COMPANIES, INC.
--------------------------------------------------------------------------------

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's primary credit agreement matures on May 11, 2003 and the Company currently does not have, and it does not expect to generate through operations, sufficient funds to repay the borrowings under this agreement on that date. Additionally, the Company is not in compliance with a certain financial covenant included in this credit agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 13, 2002, except for Note 2, which is as of January 14, 2003.

                                                  ZOLTEK COMPANIES, INC.
                                                CONSOLIDATED BALANCE SHEET

ASSETS                                                                                                  September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    2002             2001
                                                                                                  ---------       ---------
Current assets:
     Cash and cash equivalents.................................................................   $     685       $     667
     Accounts receivable, less allowance for doubtful accounts of $742 and $760, respectively..      11,749          13,518
     Inventories...............................................................................      27,081          25,250
     Other current assets......................................................................       1,424             666
     Current assets of discontinued operations.................................................           -           1,307
                                                                                                  ---------       ---------
          Total current assets.................................................................      40,939          41,408
Property and equipment, net....................................................................      78,415          79,157
Other assets...................................................................................       2,068             927
                                                                                                  ---------       ---------
          Total assets.........................................................................   $ 121,422       $ 121,492
                                                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................   $  14,014       $   2,073
     Trade accounts payable....................................................................      12,535          10,873
     Accrued expenses and other liabilities....................................................       4,518           4,264
     Current liabilities of discontinued operations............................................           -           1,858
                                                                                                  ---------       ---------
          Total current liabilities............................................................      31,067          19,068
Other long-term liabilities....................................................................         752             793
Long-term debt, less current maturities........................................................      13,699          22,036
                                                                                                  ---------       ---------

          Total liabilities....................................................................      45,518          41,897
                                                                                                  ---------       ---------
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares
        issued and outstanding.................................................................           -               -
     Common stock, $.01 par value, 50,000,000 shares authorized,
        16,297,338 and 16,285,338 shares issued and outstanding, respectively..................         163             188
     Additional paid-in capital................................................................     108,897         128,024
     Retained deficit .........................................................................     (16,903)         (9,072)
     Treasury common stock at cost (0 and 2,514,993 shares, respectively)......................           -         (19,181)
     Accumulated other comprehensive loss......................................................     (16,253)        (20,364)
                                                                                                  ---------       ---------
          Total shareholders' equity...........................................................      75,904          79,595
                                                                                                  ---------       ---------
          Total liabilities and shareholders' equity...........................................   $ 121,422       $ 121,492
                                                                                                  =========       =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                                  ZOLTEK COMPANIES, INC.
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Amounts in thousands, except per share data)

                                                                                         Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2002            2001              2000
                                                                                ----------       ---------         --------
Net sales...................................................................    $   68,436       $  76,478         $ 78,204
Cost of sales...............................................................        58,920          74,333           64,520
                                                                                ----------       ---------         --------
     Gross profit...........................................................         9,516           2,145           13,684
Available unused capacity costs.............................................         6,039           6,803            4,658
Application and development costs...........................................         3,750           3,533            2,479
Selling, general and administrative expenses................................         9,855          12,337           11,943
                                                                                ----------       ---------         --------
     Operating loss from continuing operations..............................       (10,128)        (20,528)          (5,396)
Other income (expense):
     Interest expense.......................................................        (1,632)         (2,136)          (1,314)
     Interest income........................................................            25             974              564
     Other, net.............................................................           180             (89)            (163)
                                                                                ----------       ---------         --------
     Loss from continuing operations before income taxes....................       (11,555)        (21,779)          (6,309)
Benefit for income taxes....................................................        (2,860)           (505)          (2,305)
                                                                                ----------       ---------         --------
     Net loss from continuing operations....................................        (8,695)        (21,274)          (4,004)
                                                                                ----------       ---------         --------
Discontinued operations:
     Operating loss, net of taxes...........................................        (1,030)         (5,175)          (1,981)
     Gain (loss) on disposal of discontinued operations, net of taxes.......         1,894          (5,122)          (2,700)
                                                                                ----------       ---------         --------
          Gain (loss) on discontinued operations, net of taxes .............           864         (10,297)          (4,681)
                                                                                ----------       ---------         --------
Net loss....................................................................    $   (7,831)      $ (31,571)        $ (8,685)
                                                                                ==========       =========         ========
Net loss per share:

     Basic and diluted income (loss) per share:
          Continuing operations.............................................    $    (0.53)      $   (1.29)        $  (0.22)
          Discontinued operations...........................................          0.05           (0.62)           (0.25)
                                                                                ----------       ---------         --------
          Total.............................................................    $    (0.48)      $   (1.91)        $  (0.47)
                                                                                ==========       =========         ========

Weighted average common shares outstanding..................................        16,289          16,515           18,360
Weighted average common and common equivalent shares outstanding............        16,289          16,515           18,360

                   The accompanying notes are an integral part of the consolidated financial statements.

                                                      ZOLTEK COMPANIES, INC.
                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      (Amounts in thousands)

                                      Total Share-              Add'l       Accumulated Other              Retained
                                        holders'    Common     Paid-In        Comprehensive    Treasury    Earnings   Comprehensive
                                        Equity       Stock     Capital        Income (Loss)     Stock     (Deficit)   Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999..........  $114,634      $160      $ 99,004         $(15,597)      $   (118)   $ 31,185
Net loss.............................    (8,685)        -             -                -              -      (8,685)    $ (8,685)
Foreign currency translation
 adjustment..........................   (11,765)        -             -          (11,765)             -           -      (11,765)
Unrealized losses on securities......       (86)        -             -              (86)             -           -          (86)
                                                                                                                        --------
      Comprehensive loss.............                                                                                   $(20,536)
                                                                                                                        ========

Sales of put options on common stock:
  Put options sold and expired
   without redemption................     1,200         2         1,198                -              -           -
  Put options sold and repurchased
   before expiration.................        13         -            13                -              -           -
Issuance of common stock for
 purchase SP Systems.................    27,500        25        27,475                -              -           -
                                       --------      ----      --------         --------       --------    --------
Balance, September 30, 2000..........   122,811       187       127,690          (27,488)          (118)     22,500
Net loss.............................   (31,571)        -             -                -              -     (31,571)    $(31,571)
Foreign currency translation
 adjustment..........................     6,928         -             -            6,928              -           -        6,928
Unrealized losses on securities sold        156         -             -              156              -           -          156
                                                                                                                        --------
      Comprehensive loss.............                                                                                   $(24,487)
                                                                                                                        ========
Treasury shares purchased............   (19,063)        -             -                -        (19,063)          -
Warrants issued with bank debt.......        48         -            48                -              -           -
Exercise of stock options............       287         1           286                -              -           -
                                       --------      ----      --------         --------       --------    --------
Balance, September 30, 2001..........    79,595       188       128,024          (20,364)       (19,181)     (9,072)
Net loss.............................    (7,831)        -             -                -              -      (7,831)    $ (7,831)
Foreign currency translation
 adjustment..........................     4,111         -             -            4,111              -           -        4,111
                                                                                                                        --------
      Comprehensive loss.............                                                                                   $ (3,720)
                                                                                                                        ========
Treasury shares retired..............         -       (25)      (19,156)               -         19,181           -
Exercise of stock options............        29         -            29                -              -           -
                                       --------      ----      --------         --------       --------    --------
Balance, September 30, 2002..........  $ 75,904      $163      $108,897         $(16,253)      $      -    $(16,903)
                                       ========      ====      ========         ========       ========    ========

                     The accompanying notes are an integral part of the consolidated financial statements.

                                                  ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (Amounts in thousands)

                                                                                           Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2002             2001            2000
                                                                                ----------       ---------        ---------
Cash flows from operating activities:
     Net loss..............................................................     $   (7,831)      $ (31,571)       $  (8,685)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
          (Gain) loss from discontinued operations.........................           (864)         10,297            4,681
          Depreciation and amortization....................................          6,336           6,604            6,144
          Unrealized foreign exchange gain.................................           (240)           (250)             (72)
          Other, net.......................................................            (17)            136               (6)
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable...................          2,587             128              (80)
              (Increase) decrease in inventories...........................           (133)          6,055           (3,744)
              (Increase) decrease in prepaid expenses and other assets.....         (1,137)            356             (760)
              Increase in trade accounts payable...........................            504           2,317            1,636
              Decrease in accrued expenses and other liabilities...........           (195)           (367)          (1,461)
              Increase (decrease) in other long-term liabilities...........            190              78             (509)
                                                                                ----------       ---------        ---------
                  Total adjustments........................................          7,031          25,354            5,829
                                                                                ----------       ---------        ---------
     Net cash used by continuing operations................................           (800)         (6,217)          (2,856)
     Net cash used by discontinued operations..............................           (262)         (2,973)          (1,984)
                                                                                ----------       ---------        ---------
Net cash used by operating activities......................................         (1,062)         (9,190)          (4,840)
                                                                                ----------       ---------        ---------
Cash flows from investing activities:
     Payments for purchase of Zoltek Intermediates companies, net of cash..              -               -           (4,599)
     Payments for purchase of property and equipment.......................         (1,981)         (5,339)          (6,135)
     Proceeds from sale of property and equipment..........................             59             772               33
     Decrease in notes receivable..........................................             15           5,066               74
     Sale of marketable securities.........................................              -           1,483            5,705
                                                                                ----------       ---------        ---------
   Net cash provided (used) by continuing operations.......................         (1,907)          1,982           (4,922)
   Net cash provided (used) by discontinued operations.....................              -          37,823          (35,774)
                                                                                ----------       ---------        ---------
Net cash provided (used) by investing activities...........................         (1,907)         39,805          (40,696)
                                                                                ----------       ---------        ---------
Cash flows from financing activities:
     Proceeds from exercise of common stock options........................             29             287               13
     Proceeds from issuance of notes payable...............................          7,335          13,162           15,748
     Repayment of notes payable............................................         (4,381)         (9,853)          (5,817)
                                                                                ----------       ---------        ---------
   Net cash provided by continuing operations..............................          2,983           3,596            9,944
   Net cash provided (used) by discontinued operations.....................              -         (35,375)          33,711
                                                                                ----------       ---------        ---------
Net cash provided (used) by financing activities...........................          2,983         (31,779)          43,655
                                                                                ----------       ---------        ---------
Effect of exchange rate changes on cash....................................              5              (6)            (532)
                                                                                ----------       ---------        ---------
Net increase (decrease) in cash............................................             18          (1,170)          (2,413)
Cash and cash equivalents at beginning of period...........................            667           1,837            4,250
                                                                                ----------       ---------        ---------
Cash and cash equivalents at end of period.................................     $      685       $     667        $   1,837
                                                                                ==========       =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid (refunded) during the year for:
     Interest..............................................................     $    2,425       $   2,708        $   3,573
     Income taxes..........................................................         (2,844)           (979)             747


                 The accompanying notes are an integral part of the consolidated financial statements.

                             ZOLTEK COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

         Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Zoltek Materials Group, Inc., and Engineering Technology Corporation ("Entec Composite Machines"). Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers used in aircraft brakes and other composite materials. Zoltek Materials Group, Inc. manufactures "carbon fiber prepreg" (carbon fiber impregnated with resin) composite materials used in the production of composite products requiring unidirectional strength and stiffness, such as golf club shafts and other sporting goods. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Rt. manufactures and markets acrylic and nylon fibers and yarns for the textile industry, and carbon fiber. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. From April 2000 to March 2002, the Company owned a 45% interest in Hardcore Composites Operations, LLC ("Hardcore"), which designs and manufactures composite structures for the civil infrastructure market including bridges, bridge decks, marine pilings, fender panels, piers and stay-in-place form work. (See Note 3 for further discussion.) From November 1999 to November 2000, the Company owned Structural Polymer (Holdings) Limited ("SP Systems") which develops, markets and manufactures prepreg (glass and carbon fiber pre-impregnated with resin) materials, special bonding and laminating resins, reinforcement fabrics and consumable materials for composite manufacturing and engineering of composite structures. (See Note 3 for further discussion.) These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company transactions and balances have been eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION

         The consolidated balance sheet of the Company's current and former international subsidiaries, Zoltek Rt. and SP Systems, were translated from Hungarian Forints and British Pounds, respectively, to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. and SP Systems are included in the results of operations.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

REVENUE RECOGNITION

         The Company recognizes sales on the date title to the sold product transfers to the customer, which generally approximates the shipping date. During 2002, 2001 and 2000, approximately $9.8 million, $10.3 million and $9.6 million, respectively, of sales was earned from one customer.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
--------------------------------------------------------------------------------

CONCENTRATION OF CREDIT RISK

         Zoltek's carbon fiber products are primarily sold to customers in the aerospace and composite industries. Zoltek Rt.'s acrylic products are mainly sold to customers in the textile industry. Zoltek Materials Group products are primarily sold to the sporting goods industry. Entec Composite Machine's products are primarily sold in the composite industry. While the markets for the Company's products are geographically unlimited, most of Zoltek's and Zoltek Materials Group's business is with customers located in North America and most of Zoltek Rt.'s sales are to customers in Europe and Asia, while Entec Composite Machine's sales are worldwide. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of September 30, 2002, the Company had no significant concentrations of credit risk.

CASH AND CASH EQUIVALENTS

         All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. Such investments amounted to $0 and $443,000 at September 30, 2002 and 2001, respectively.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the years ended September 30, 2002, 2001 and 2000. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

         The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using primarily straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

              Buildings and improvements.................10 to 20 years
              Automobiles................................3 to 5 years
              Machinery and equipment....................5 to 20 years
              Furniture and fixtures.....................7 to 10 years

         The Company primarily uses accelerated depreciation methods for income tax purposes.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
--------------------------------------------------------------------------------


         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Management believes that no impaired assets exist at September 30, 2002.

COMPUTER SYSTEMS DEVELOPMENT COSTS

         The Company capitalizes computer system development costs that meet established criteria, and amortized those costs to expense on a straight-line basis over 3-5 years. Systems development costs not meeting the proper criteria for capitalization, including systems reengineering costs, are expensed as incurred. No costs were capitalized in fiscal 2002 and fiscal 2001.

FINANCIAL INSTRUMENTS

         The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2002 and 2001. Substantially all of long-term debt bears current market rates of interest.

APPLICATION AND DEVELOPMENT EXPENSES

         Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Such costs were approximately $3.8 million, $3.5 million and $2.5 million in fiscal 2002, 2001 and 2000, respectively.

INCOME TAXES

         The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against certain deferred tax assets when realization of those assets are not considered to be more likely than not.

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

NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period, while diluted net

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
--------------------------------------------------------------------------------

income (loss) per share reflects the potential dilutive effects of stock options. Because 2002 and 2001 results reflected a net loss, both basic and diluted earnings per share were calculated based on the same weighted average number of shares for the year.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 was adopted early by the Company, effective October 1, 2000. The Company's disposition of Hardcore as discussed in Note 2 has been accounted for in accordance with SFAS No. 144.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides guidance on the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Adoption of this standard is required for the Company beginning in the second quarter of fiscal 2003. Based on a preliminary review of the provisions of SFAS 146, the Company believes that it will not have a significant impact on its financial statements upon adoption.

FINANCIAL PRESENTATION CHANGES

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       DEBT COVENANT COMPLIANCE AND LIQUIDITY
--------------------------------------------------------------------------------

         In December 2001, the Company amended its credit agreement with Southwest Bank (see Note 7) to waive the debt coverage ratio covenant for the first two quarters of fiscal 2002, and modify the current ratio, the inventory turn ratio and the debt coverage ratio covenants for quarters subsequent to the second quarter of fiscal 2002. In June, 2002, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio and the inventory turn ratio covenants for the remainder of fiscal 2002, modify the current ratio covenant for the third and fourth quarters of fiscal 2002, and lower the maximum advance on inventory covenant for quarters subsequent to the third quarter of fiscal 2002. In consideration for these concessions by Southwest Bank, the Company paid fees of $50,000 and the interest rate was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

         The Company was not in compliance with a certain financial covenant under its credit agreement with Southwest Bank as of December 31, 2002. Additionally, the Company currently anticipates that as of March 31, 2003 it will not be in compliance with a certain financial covenant of the current credit agreement. As a result, under the terms of the credit agreement, Southwest Bank has the ability to make all outstanding borrowings under the credit agreement due and immediately payable. The credit agreement with Southwest Bank expires on May 11, 2003 and, assuming Southwest Bank does not request repayment of the debt by the Company prior to May 11, 2003 as a result of the financial covenant non-compliance,

2.       DEBT COVENANT COMPLIANCE AND LIQUIDITY (CONTINUED)
--------------------------------------------------------------------------------

any outstanding borrowings will be due and immediately payable on that date. Total borrowings under the credit agreement were $12.0 million at September 30, 2002.

         The Company currently does not have the funds to repay the borrowings under the credit agreement at any date before or on May 11, 2003. Management is currently in the process of executing a refinancing plan. The Company has received a commitment letter from Southwest Bank with respect to a proposed amendment to the existing credit facility that, as amended, would provide for $8.5 million ($5.0 million revolving debt that would mature in one year from closing and $3.5 million term debt that would mature two years from closing), with modifications of the interest rate (expected to be the prime interest rate plus 2%), financial covenants and additional collateral. In addition, the Company anticipates that it will enter into an agreement with a group of approximately 12 investors, including Messrs. Bealke, Dill, McDonnell and Rumy, under which the investors would invest an aggregate of $8.0 million in the Company's convertible subordinated debentures. The debentures would mature five years after issuance, bear interest at 7% per annum and would be convertible into 2,000,000 shares of common stock of the Company at a conversion price of $4.00 per share. The agreement also would provide for the Company to issue five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $8.00 per share. Proceeds from the issuance of these convertible subordinated debentures will be used to reduce the current credit facility borrowings by $4.0 million and for working capital. Completion of this amendment to the credit agreement is subject to, among other things, the completion of the sale of the Company's convertible subordinated debentures. Completion of this refinancing plan by management is critical not only to meet its obligations under the Southwest Bank credit agreement but also to provide the Company with adequate liquidity to finance its operations and meet other obligations in fiscal 2003, and continue to execute the Company's long-term business strategy. Management expects to be able to complete the credit facility amendment and issuance of the convertible subordinated debentures during the Company's fiscal second quarter ending March 31, 2003. However, if management is unsuccessful in completing a refinancing plan that includes repaying borrowings under the Southwest Bank credit agreement, or obtaining modifications to the credit agreement that would extend the expiration date, waive the existing financial covenant non-compliance and include achievable prospective financial covenant requirements, the Company would be forced to seek other sources of financing or creditor relief that would most likely be on terms unfavorable to the Company.

3.       DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

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

         On March 1, 2002, the Company completed the sale of its interest in Hardcore Composites to the 55% majority owner. At that date, Hardcore Composites had net liabilities of approximately $1,319,000 which were 100% consolidated by the Company. As part of the sale, Hardcore Composites assumed these net liabilities, which resulted in the Company recognizing a $1,319,000 gain on the sale of discontinued operations in the quarter ended March 31, 2002. Additionally, in consideration for this sale, Hardcore Composites issued a series of unsecured promissory notes to the Company. In light of then existing financial condition of Hardcore Composites, the Company recorded a full valuation allowance against the promissory notes in its accounting for the sale transaction.

         In fiscal 2002, as a part of the sale of the Company's interest in Hardcore Composites, Hardcore Composites and the Company also settled the $1,000,000 note and certain other obligations payable to

--------------------------------------------------------------------------------


the former owner, with the Company making a $475,000 payment and Hardcore Composites contributing an additional amount. This note comprised part of the purchase price of the acquisition in the third quarter of fiscal 2000 and was guaranteed by the Company. However, the Company continues to guaranty Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The obligation relates to a lease of the Hardcore Composites manufacturing facility, which expires March 31, 2008. In fiscal 2002, the Company reversed the $525,000 remaining accrual for the note payable to the former owner, as its obligation has been satisfied. Also, the Company reduced accruals for disposal costs by $50,000.

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

         The Company has reported the results of operations of Hardcore and SP Systems as discontinued operations for fiscal 2002, 2001 and 2000 in the consolidated statement of operations. Additionally, assets and liabilities associated with Hardcore and SP Systems have been reclassified as assets and liabilities of discontinued operations on the consolidated balance sheet.

         Certain information with respect to the discontinued operations of Hardcore and SP Systems for the years ended September 30, 2002, 2001 and 2000 is summarized as follows (amounts in thousands):

                                                                 2002               2001               2000
                                                                -------           --------            -------
       Net sales............................................    $   408           $  3,910            $56,768
       Cost of sales........................................        886              5,030             39,858
                                                                -------           --------            -------
       Gross profit.........................................       (478)            (1,120)            16,910
       Selling, general and administrative expenses.........        535              2,194             12,552
       Goodwill amortization................................          -                103              2,748
                                                                -------           --------            -------
       Income (loss) from operations........................     (1,013)            (3,417)             1,610
       Other expenses.......................................        (17)            (2,470)            (3,014)
       Income tax expense...................................          -               (117)              (551)
       Minority interest....................................          -                829                (26)
                                                                -------           --------            -------
       Net loss from operations.............................     (1,030)            (5,175)            (1,981)
       Gain (loss) on disposal of disc. operations..........      1,894             (5,122)            (2,700)
                                                                -------           --------            -------
       Gain (loss) on disc. operations, net of taxes........    $   864           $(10,297)           $(4,681)
                                                                =======           ========            =======

--------------------------------------------------------------------------------


         Certain information with respect to the assets and liabilities of Hardcore and SP Systems at September 30, 2001 is summarized as follows (amounts in thousands):

                                                                  2001
                                                                 -------
       Cash and cash equivalents............................     $    10
       Accounts receivable, net.............................         420
       Inventories..........................................         811
       Other assets.........................................          66
                                                                 -------
          Assets of discontinued operations.................     $ 1,307
                                                                 =======
       Accounts payable.....................................        (953)
       Accrued expenses and other liabilities...............        (905)
                                                                 -------
         Liabilities of discontinued operations ............     $(1,858)
                                                                 =======

4.       INVENTORIES
--------------------------------------------------------------------------------


         Inventories consist of the following (amounts in thousands):

                                                       September 30,
                                                    2002          2001
                                                   -------       -------
         Raw materials........................     $ 4,893       $ 5,811
         Work-in-process......................       1,913         2,014
         Finished goods.......................      18,897        16,666
         Supplies, spares and other...........       1,378           759
                                                   -------       -------
                                                   $27,081       $25,250
                                                   =======       =======

         The Company recorded an $8.6 million inventory valuation reserve during the year ended September 30, 2001 to reduce the carrying value of the inventory to a net realizable value. The reserve was established due to the intensified overcapacity occurring during the year, which caused distressed pricing across most existing markets for carbon fibers. At September 30, 2002 and 2001, the inventory valuation reserve was $6,100,000 and $7,972,000, respectively.

5.       PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

         Property and equipment consists of the following (amounts in thousands):

                                                           September 30,
                                                      2002               2001
                                                    --------           --------
Land..........................................      $  1,630           $  1,544
Buildings and improvements....................        28,562             27,536
Machinery and equipment.......................        74,289             70,252
Furniture and fixtures........................         5,181              4,735
Construction in progress......................         3,189              2,185
                                                    --------           --------
                                                     112,851            106,252
Less:  accumulated depreciation...............       (34,436)           (27,095)
                                                    --------           --------
                                                    $ 78,415           $ 79,157
                                                    ========           ========

         In fiscal 2001, the Company placed $27.7 million of assets in service that were previously classified as construction in progress. These assets are primarily located at the Abilene, Texas facility and consisted of $ 5.5 million of buildings and $22.2 million of machinery and equipment. The Company began recording depreciation on these assets from the date they were placed in service. In the third quarter of fiscal 2001, the Company elected to temporarily idle the continuous carbonization lines at the Abilene facility. These carbonization lines have a carrying value of $19.5 million at September 30, 2002. Management intends to return the lines to full production as market demand for carbon fiber products

--------------------------------------------------------------------------------


increases, which is expected to occur in the latter part of fiscal 2003. During the years ended September 30, 2002, 2001 and 2000, the Company was not operating these continuous carbonization lines at full capacity, resulting in available unused capacity charges of $6.0 million, $6.8 million and $4.7 million, respectively. These costs include depreciation and other overhead expenses associated with unused capacity.

6.       INCOME TAXES
--------------------------------------------------------------------------------

         The components of the benefit for income taxes for the years ended September 30, are as follows (amounts in thousands):

                                                             2002             2001             2000
                                                          ---------         ---------       ---------
From continuing operations:
     Current:
         Federal.....................................     $  (2,731)        $     622       $  (1,497)
         State.......................................          (113)                -             (59)
         Non-U.S. local..............................           358               394             448
                                                          ---------         ---------       ---------
                                                             (2,486)            1,016          (1,108)
     Deferred:
         Federal.....................................             9            (1,551)         (1,409)
         State.......................................            (9)              352             170
         Non-U.S.....................................          (374)             (322)             42
                                                          ---------         ---------       ---------
                                                               (374)           (1,521)         (1,197)
                                                          ---------         ---------       ---------
              Total continuing operations............     $  (2,860)        $    (505)      $  (2,305)
                                                          =========         =========       =========

From discontinued operations:
     Current:
         Non-U.S.....................................     $       -         $       -       $   1,292
     Deferred:
         Federal.....................................             -               108            (741)
         State.......................................             -                 9               -
                                                          ---------         ---------       ---------
            Total discontinued operations............             -               117             551
                                                          ---------         ---------       ---------
     Total ..........................................     $  (2,860)        $    (388)      $  (1,754)
                                                          =========         =========       =========

         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax asset at September 30 are as follows (amounts in thousands):

                                                                     2002           2001
                                                                   --------       --------
     Tax effect of regular net operating losses...............     $(10,274)      $(11,335)
     Valuation allowance on net operating losses..............        6,796          7,229
     Tax effect of capital loss...............................         (582)          (582)
     Valuation allowance on capital loss......................          582            582
     Depreciation.............................................        3,512          4,125
     Employee related costs...................................          (87)           (97)
     Inventory reserve........................................          (38)           (92)
     Bad debt accrual.........................................          (49)           (76)
     Deferred state income taxes..............................          (16)           (16)
     Other....................................................          (63)           (84)
     Non-U.S. operations deferred tax, net....................         (144)           232
                                                                   --------       --------
              Total net deferred tax asset....................     $   (363)      $   (114)
                                                                   ========       ========

--------------------------------------------------------------------------------

         The benefit for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                        2002        2001          2000
                                                                      -------      -------       -------
At statutory rate:
         Income taxes on loss from continuing operations..........    $(3,929)     $(7,405)      $(2,145)
Increases (decreases):
         Lower effective tax rate on non-U.S. operations..........        333            4          (361)
         Change in valuation allowance on net operating loss......       (433)       5,216             -
         Change in valuation allowance on capital loss............          -          582             -
         Reduction of NOL due to 5 year carry back................     (1,871)           -             -
         Refund related to 5 year carry back of NOL...............      2,731            -             -
         Local taxes, non-U.S.....................................        358          394           360
         State taxes, net of federal benefit......................         (9)         352           (38)
         Refund write-off.........................................          -          622             -
         Other....................................................        (40)        (270)         (121)
                                                                      -------      -------       -------
                                                                      $(2,860)     $  (505)      $(2,305)
                                                                      =======      =======       =======

         The consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2002, 2001 and 2000 was as follows (amounts in thousands):


                                                              2002          2001         2000
                                                            --------      --------      -------
Domestic..............................................      $ (9,475)     $(21,764)     $(7,751)
Foreign...............................................        (2,080)          (15)       1,442
                                                            --------      --------      -------
Loss from continuing operations before income taxes...      $(11,555)     $(21,779)     $(6,309)
                                                            ========      ========      =======

Undistributed earnings of Zoltek Rt. of $8,368,000 and $10,448,000 at September 30, 2002 and 2001, respectively, are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.


7.       FINANCING
--------------------------------------------------------------------------------

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

         On May 11, 2001, the Company entered into a two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The new credit facility is structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In conjunction therewith, the Company repaid borrowings of $9.0 million plus accrued interest and terminated the old credit facility. Borrowings under the new revolving credit facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S. based subsidiaries. The outstanding loans under the credit facility bear interest at the prime interest rate. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage,

--------------------------------------------------------------------------------

current ratio, inventory turn ratio and capital expenditures. The Company issued warrants to Southwest Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share, exercisable at any time during a five-year period from the date of the loan. The fair value of the warrants, at the time of the grant, were estimated to be $48,000. See Note 2 for additional discussion.

         On May 18, 2001, the Company's Hungarian subsidiary also entered into an expanded credit facility (to $12.0 million from $6.0 million) with Raifeissen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. Borrowings against the Raiffeisen credit facility cannot be used in Zoltek's U.S. operations.

         In April 2000, the Company obtained secured financing in the amount of $1,720,000 with Southwest Bank for the real estate and manufacturing facility in Salt Lake City, Utah. The note bears interest at 9.0% and matures in May 2003.

         In 1998, the City of Abilene, Texas provided secured long-term financing as an incentive to locate facilities in Abilene. The original financing of $3,099,287 is non-interest bearing and will be repaid from real estate and personal property tax abatements.

         Long-term debt consists of the following (amounts in thousands):

                                                                                                 September 30,
                                                                                             ----------------------
                                                                                               2002          2001
                                                                                             --------       -------
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $17,579  to maturity in May  2003.......................  $  1,659       $ 1,778

     Note payable with interest at 9.95%, payable in monthly installments of
         principal and interest of $19,288 to maturity in September 2009...................     1,164         1,272

     Note payable with interest at 9.5%, payable in monthly installments of
         principal and interest of $27,672 to maturity in December 2009 ...................     1,730         1,887

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ..............     1,648         1,762

     Non-interest bearing purchase money note to be repaid on or
             before April 28, 2001 (see note 2)............................................         -         1,000
                                                                                             --------       -------

     Revolving credit agreement, maturing in 2003, bearing interest at prime plus 1.0%
            in fiscal 2002 (prime rate at September 30, 2002 was 4.75%) ...................     8,508         4,678

     Term loan, $0.5 million payable in 2002, balance payable in 2003, bearing interest
          at prime plus 1.0% (prime rate at September 30, 2002 was 4.75%)..................     3,500         4,000

     Factoring facility with a Hungarian bank (average interest rate of 5.5%)..............     5,631         4,443

     Working capital facility with a Hungarian bank (average interest rate
          of 10.6%)........................................................................     2,393         1,565

     Capital investment facility with a Hungarian bank (average interest
         rate of 5.6%).....................................................................     1,480         1,724
                                                                                             --------       -------
         Total debt........................................................................    27,713        24,109

            Less:  amounts payable within one year.........................................   (14,014)       (2,073)
                                                                                             --------       -------
     Total Long-term debt .................................................................  $ 13,699       $22,036
                                                                                             ========       =======

--------------------------------------------------------------------------------

         Following is a schedule of required principal payments of long-term debt, net of discontinued operations (amounts in thousands):

            Year ending
           September 30,                                       Total
           -------------                                       -----

              2003......................................     $14,014
              2004......................................       8,451
              2005......................................         434
              2006......................................         471
              2007......................................       1,989
              Thereafter................................       2,354
                                                             -------
                                                             $27,713
                                                             =======

8.       COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEASES

         Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease that expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease requires annual rental payments of $57,991 through October 2010. Rental expense related to this lease was $57,991 for the years ended September 30, 2002, 2001 and 2000.

         The Company entered into a sale/leaseback arrangement with Southwest Bank for a nitrogen plant located at the Abilene facility, in January 1999. The Company received $5,000,000 in cash for the nitrogen plant and did not recognize a gain or loss. The term of the lease is seven years and may be extended on a month-to-month basis thereafter. At expiration of the lease, the Company may repurchase the plant for market value. The lease is accounted for as an operating lease and requires minimum annual rental payments of $962,000 per year. Rental expense related to this lease was $962,000 for the years ended September 30, 2002 and 2001.

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

--------------------------------------------------------------------------------

SOURCES OF SUPPLY

         As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers, excluding the aircraft brake products, are now manufactured from this precursor. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

         The Company currently obtains most of its acrylic fiber precursor to supply its carbon fiber operations for the aircraft brake applications from a single supplier which is the only supplier that currently produces precursor approved for use in aircraft brake applications. The Company believes this supplier is a reliable source of supply at the Company's current operating levels. However, the Company has initiated trials at an aircraft brake manufacturer with its own precursor-based products, which might protect its business if there were an interruption in supply from the supplier.

         The major materials used by the Specialty Products Business Segment include acrylonitrile and other basic commodity products, which are widely available from a variety of sources.


9.       PROFIT SHARING PLAN
--------------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. No contributions were made by the Company for the years ended September 30, 2002, 2001, and 2000.


10.      STOCK OPTIONS
--------------------------------------------------------------------------------

         In 1992, the Company adopted a Long-term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1998 and prior vest 100% five years from date of grant. Options granted in 1999 and thereafter primarily vest 100% three years from date of grant. All options were issued at an option price equal to the market price on the date of grant.

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

--------------------------------------------------------------------------------


         The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented below as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

         Assumptions:                                  2002             2001
         -----------                                  -------         -------

         Expected life of options.............        6 years         6 years
         Risk-free interest rate..............          6.15%           7.15%
         Volatility of stock..................            98%             79%
         Expected dividend yield..............             --              --

         The fair value of the options granted during 2002 and 2001 was $349,000 and $379,000, respectively. Had the fair value of the options been amortized to expense over the options' vesting periods, the pro forma impact on earnings of the stock-based compensation for the options would have been as follows (amounts in thousands, except for earnings per share information):

                                                          2002          2001
                                                        -------      --------

         Net loss:
             As reported..........................      $(7,831)     $(31,571)
             Pro forma............................       (8,036)      (32,027)

         Diluted loss per share:
             As reported..........................        (0.48)        (1.91)
             Pro forma............................        (0.49)        (1.94)

         Presented below is a summary of stock option plans activity for the years shown:

                                                    Wtd. Avg.          Wtd. Avg.      Wtd. Avg.
                                                    Options         Exercise Price  Exercisable  Exercise Price
                                                   ----------       --------------  -----------  --------------

         Balance, September 30, 1999                 793,000           $13.32         199,500        $18.41
             Granted.............................    237,500             8.58
             Exercised...........................         --               --
             Cancelled...........................    (58,000)            7.74
                                                   ---------
         Balance, September 30, 2000                 972,500            12.50         672,500         13.71
             Granted.............................    287,500             4.58
             Exercised...........................    (84,000)            3.42
             Cancelled...........................   (120,000)           16.27
                                                   ---------
         Balance, September 30, 2001               1,056,000            10.75         531,000         10.81
             Granted.............................    451,000             2.10
             Exercised...........................    (12,000)            2.38
             Cancelled...........................   (408,000)           11.31
                                                   ---------
         Balance, September 30, 2002               1,087,000           $ 7.05         561,833        $10.35

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2002:

                                                    Options Outstanding                  Options Exercisable
                                             ----------------------------------      ----------------------------
            Range of                            Wtd. Avg.           Wtd. Avg.                         Wtd. Avg.
             Prices           Number         Remaining Life      Exercise Price       Number        Exercise Price
          ------------       ---------       --------------      --------------       ------        --------------
          $  1.33-2.47         412,000          10 years             $ 2.10           43,500           $ 2.45
             3.25-5.25         192,500           7 years               4.56          125,834             4.35
             6.25-6.88         197,500           3 years               6.40          197,500             6.40
             7.69-9.25         135,000           8 years               8.40           45,000             8.44
           10.00-39.00         150,000           6 years              23.44          150,000            23.44
                             ---------                                               -------
          $ 1.33-39.00       1,087,000           7 years             $ 7.05          561,834           $10.35
                             =========                                               =======

11.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
--------------------------------------------------------------------------------


         The Company's strategic business units are based on product lines and have been grouped into two reportable segments: Carbon Fibers and Specialty Products. The Company's former Composite Intermediates segment was combined with the Carbon Fibers segment in the third quarter of fiscal 2002 to reflect that its products and services are now strategically focused on the Company's strategy of commercializing the use of carbon fibers as reinforcement in advanced composite materials, including providing composite design and engineering services for development of applications for carbon fiber reinforced composites. Effective with the third quarter of fiscal 2002, Company management reviewed the performance of each of these two segments, allocated resources between these segments and reported on the overall financial and operating performance of each to the chief executive officer of the Company. Segment data for the comparable periods for fiscal year 2001 and 2002 has been restated to reflect this change.

         The Carbon Fibers segment is the primary strategic segment and manufactures low-cost carbon fibers used as reinforcement material in composites, oxidized acrylic fibers for heat/fire barrier applications and aircraft brakes, carbon fiber composite products and filament winding equipment used in the composite industry. It also facilitates development of product and process applications to increase the demand for carbon fibers and aggressively markets carbon fibers. The Carbon Fiber segment is located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. With the exception of the Carbon Fibers segment, none of the segments are substantially dependent on sales from one customer nor a small group of customers. Carbon Fibers has one customer which represented 14%, 13%, and 12% of the total sales of the Company in fiscal 2002, 2001 and 2000, respectively.

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the fiscal years ended September 30, 2002, 2001 and 2000 (amounts in thousands):

                                                                 Fiscal Year Ended September 30, 2002
                                                                 ------------------------------------
                                                                                          Corporate
                                                                         Specialty      Headquarters
                                                       Carbon Fibers     Products     and Eliminations      Total
                                                       -------------     ---------    ----------------    ---------
Net sales - external...................................   $30,448         $37,988         $     -         $ 68,436
Net sales - intersegment...............................     4,419               -          (4,419)               -
                                                          -------         -------         -------         --------
   Total net sales.....................................    34,867          37,988          (4,419)          68,436
Gross profit (loss)....................................     6,826           3,251            (561)           9,516
Available unused capacity expenses.....................     6,039               -               -            6,039
Operating (loss........................................    (5,942)         (1,142)         (3,044)         (10,128)
Depreciation and amortization expense..................     5,160             862             314            6,336
Capital expenditures...................................     1,389             561              31            1,981
Total assets...........................................    99,511          25,024          (3,113)         121,422

                                                                 Fiscal Year Ended September 30, 2001
                                                                 ------------------------------------
                                                                                          Corporate
                                                                         Specialty      Headquarters
                                                       Carbon Fibers     Products     and Eliminations      Total
                                                       -------------     ---------    ----------------    ---------
Net sales - external...................................  $ 37,269         $39,209         $     -         $ 76,478
Net sales - intersegment...............................     6,669               -          (6,669)               -
                                                         --------         -------         -------         --------
   Total net sales.....................................    43,938          39,209          (6,669)          76,478
Gross profit (loss)....................................    (3,235)          5,210             170            2,145
Available unused capacity expenses.....................     6,803               -               -            6,803
Operating income (loss)................................   (17,023)            418          (3,923)         (20,528)
Depreciation and amortization expense..................     5,521           1,001              82            6,604
Capital expenditures...................................     3,651           1,688               -            5,339
Total assets...........................................    98,916          22,129             447          121,492




11.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
--------------------------------------------------------------------------------


                                                                 Fiscal Year Ended September 30, 2000
                                                                 ------------------------------------
                                                                                          Corporate
                                                                         Specialty      Headquarters
                                                       Carbon Fibers     Products     and Eliminations      Total
                                                       -------------     ---------    ----------------    ---------
Net sales - external...................................  $ 38,420         $39,784         $     -         $ 78,204
Net sales - intersegment...............................     2,420               -          (2,240)               -
                                                         --------         -------         -------         --------
   Total net sales.....................................    40,840          39,784          (2,420)          78,204
Gross profit (loss)....................................     6,901           6,785              (2)          13,684
Available unused capacity expenses.....................     4,658               -               -            4,658
Operating income (loss)................................    (3,600)            987          (2,783)          (5,396)
Depreciation and amortization expense..................     4,976           1,072              96            6,144
Capital expenditures...................................     3,387           2,748               -            6,135
Total assets...........................................   103,457          23,873           3,500          130,830


         Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2002, 2001 and 2000 (amounts in thousands):

                                    2002                         2001                            2000
                         -------------------------    ---------------------------    -------------------------
                                           Net                            Net                          Net
                                        Long Lived                     Long Lived                   Long Lived
                         Net Sales (a)  Assets (b)    Net Sales (a)    Assets (b)    Net Sales (a)  Assets (b)
                         -------------  ----------    -------------    ----------    -------------  ----------
United States..........     $24,461      $50,366        $27,715         $54,685         $30,935      $60,756
Western Europe
   Italy...............       6,810                       6,362                           7,544            -
   France..............       2,253                       3,606                           4,163            -
   Other...............       3,678                       4,095                           4,063            -
Eastern Europe
   Hungary.............      12,894       28,660         15,224          25,144          15,818       19,351
   Poland..............       3,601                       4,087                           4,464            -
   Other...............      10,088                       9,936                           7,300            -
Other Areas............       4,651                       5,453               -           3,917            -
                            -------      -------        -------         -------         -------      -------
   Total...............     $68,436      $79,026        $76,478         $79,829         $78,204      $80,107
                            =======      =======        =======         =======         =======      =======

(a) Revenues are attributed to countries based on the location of the customer.
(b) Property and equipment net of accumulated depreciation and intangibles, net of discontinued operations, based on country location of assets.

12.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
--------------------------------------------------------------------------------

(Amounts in thousands, except per share data)

Fiscal year 2002                                    1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
--------------------------------------------------------------------------------------------------------------
Net sales..........................................   $16,557       $ 17,448        $17,806        $ 16,625
Gross profit.......................................     1,954          2,459          2,359           2,744
Loss from continuing operations....................    (3,723)        (2,927)          (195)         (1,850)
Gain (loss) from discontinued operations...........      (648)           937              -             575
Net loss...........................................   $(4,371)      $ (1,990)       $  (195)       $ (1,275)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $ (0.23)      $  (0.18)       $ (0.01)       $  (0.11)
  Discontinued operations..........................     (0.04)          0.06              -            0.03
                                                      -------       ---------       -------        --------
         Total.....................................   $ (0.27)      $  (0.12)       $ (0.01)       $  (0.08)
                                                      =======       ========        =======        ========

Fiscal year 2001                                    1st Quarter    2nd Quarter    3rd Quarter     4th Quarter
--------------------------------------------------------------------------------------------------------------
Net sales..........................................   $21,831       $ 20,334        $17,156        $ 17,157
Gross profit.......................................     2,707         (5,109)         2,193           2,354
Loss from continuing operations....................    (2,317)       (11,816)        (3,583)         (3,558)
Loss from discontinued operations..................    (1,980)          (718)          (654)         (6,945)
Net loss...........................................   $(4,297)      $(12,534)       $(4,237)       $(10,503)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $ (0.13)      $  (0.73)       $ (0.22)       $  (0.21)
  Discontinued operations..........................     (0.11)         (0.04)         (0.04)          (0.43)
                                                      -------       --------        -------        --------
         Total.....................................   $ (0.24)      $  (0.77)       $ (0.26)       $  (0.64)
                                                      =======       ========        =======        ========


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         -----------------------------------------------------------------------

         Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

         The information set forth under the caption "Election of Directors" in the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.

Item 11.  Executive Compensation
-------   ----------------------

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
-------   ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

          The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by this reference.


                                     PART IV

Item 14.  Controls and Procedures.
-------   -----------------------

         Based on their evaluation conducted within 90 days of the filing of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the registrant have concluded that the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
-------   --------------------------------------------------------------

         (a)      (1)      Financial statements: The following financial
statements are included in Item 8 of this report:

                  Report of Independent Accountants

                  Consolidated Balance Sheet as of September 30, 2002
                  and 2001

                  Consolidated Statement of Operations for the years ended September 30, 2002, 2001 and 2000

                  Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2002, 2001 and 2000

                  Consolidated Statement of Cash Flows for the years ended September 30, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

                  (2) The following financial statement schedule and independent accountant's report thereon are included in Part IV of this report:
                                                                        Page
                                                                        ----

         Report of Independent Public Accountants on
         Financial Statement Schedule                                     52

         12-09 Valuation and Qualifying Accounts and Reserves             53

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

         10.2 Zoltek Companies, Inc. Long Term Incentive Plan, filed as Appendix B to Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference

         10.3 Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999, is incorporated herein by this reference

         10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation, filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference

         10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as
                  Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

         10.6 Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

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

         10.9 Stock Purchase Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited, filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

         10.10 Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

         21 Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is incorporated herein by this reference

         23       Consent of PricewaterhouseCoopers LLP is filed herewith

         99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ZOLTEK COMPANIES, INC.
                                                      (Registrant)


                                         By  /s/ Zsolt Rumy
                                             ----------------------------------
                                             Zsolt Rumy, Chairman of the Board,
                                             President and Chief Executive
                                             Officer
Date: January 14, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                         Date
---------                                 -----                                         ----
/s/ Zsolt Rumy                            Chairman, Chief Executive Officer             January 14, 2003
------------------------------------      and Director
Zsolt Rumy


/s/ James F. Whalen                       Chief Financial Officer                       January 14, 2003
------------------------------------      and Corporate Secretary
James F. Whalen


/s/ Linn Bealke                           Director                                      January 14, 2003
------------------------------------
Linn Bealke


/s/ James W. Betts                        Director                                      January 14, 2003
------------------------------------
James W. Betts


/s/ Charles A. Dill                       Director                                      January 14, 2003
------------------------------------
Charles A. Dill


/s/ John L. Kardos                        Director                                      January 14, 2003
------------------------------------
John L. Kardos


/s/ John F. McDonnell                     Director                                      January 14, 2003
------------------------------------
John F. McDonnell

I, Zsolt Rumy, certify that:

         (1) I have reviewed this annual report on Form 10-K of Zoltek Companies, Inc.;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 14, 2003                   /s/ Zsolt Rumy
                                   -----------------------------------------
                                   Zsolt Rumy
                                   Chief Executive Officer

I, James F. Whalen, certify that:

         (1) I have reviewed this annual report on Form 10-K of Zoltek Companies, Inc.;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 14, 2003                   /s/ James F. Whalen
                                   --------------------------
                                   James F. Whalen
                                   Chief Financial Officer

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Zoltek Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated December 13, 2002, except for Note 2, which is as of January 14, 2003, appearing in the 2002 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 13, 2002

                                              FOR THE YEAR ENDED SEPTEMBER 30, 2002

                                    Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                       (Amounts in thousands)

          Column A                  Column B                         Column C                         Column D         Column E
          --------                  --------           -----------------------------------            --------         --------
                                                                     Additions
                                                       -----------------------------------
                                   Balance at          Charged to              Charged to                             Balance at
                                    beginning          costs and             other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $   760            $     392              $                      $     410(1)      $     742
                                    =======            =========              ==========             =========         =========
RESERVE FOR INVENTORY VALUATION     $ 7,972            $                      $                      $   1,872(2)      $   6,100
                                    =======            =========              ==========             =========         =========

                                                    ---------------------------------


                                            FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                 Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                    (Amounts in thousands)

          Column A                  Column B                         Column C                         Column D         Column E
          --------                  --------           -----------------------------------            --------         --------
                                                                     Additions
                                                       -----------------------------------
                                   Balance at          Charged to              Charged to                             Balance at
                                    beginning          costs and             other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $   899            $     836              $       --             $     975(1)      $     760
                                    =======            =========              ==========             =========         =========
RESERVE FOR INVENTORY VALUATION     $ 3,340            $   8,644              $      417             $   4,429(2)      $   7,972
                                    =======            =========              ==========             =========         =========

                                                    ---------------------------------


                                            FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                 Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                    (Amounts in thousands)

          Column A                  Column B                         Column C                         Column D         Column E
          --------                  --------           -----------------------------------            --------         --------
                                                                     Additions
                                                       -----------------------------------
                                   Balance at          Charged to              Charged to                             Balance at
                                    beginning          costs and             other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $   774            $      81              $      190(3)          $     146(1)      $     899
                                    =======            =========              ==========             =========         =========
RESERVE FOR INVENTORY VALUATION     $ 2,191            $   1,609              $       --             $     460(2)      $   3,340
                                    =======            =========              ==========             =========         =========

-----------------
(1) Write-off of uncollectible receivable, net of recovery.
(2) Reduction in inventory reserve for specific inventory items.
(3) Acquisition of subsidiaries.

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.     Description
-----------     -----------

        3.1      Restated Articles of Incorporation of the Registrant*

        3.2      Restated By-Laws of the Registrant, as currently in effect*

        4.1      Form of certificate for Common Stock*

        4.2 Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant's Common Stock*

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

       10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited* (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

       10.6 Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company* (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

       10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company*

       10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis*

--------
* Incorporated herein by reference

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.     Description
-----------     -----------

       10.9 Stock Purchase Agreement, dated as of November 6, 2000, by and among Structural Polymer Group Limited, Zoltek Companies, Inc. and certain Shareholders of Zoltek Companies, Inc.*

       10.10 Credit Agreement, dated as of May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC*

       21       Subsidiaries of the Registrant*

       23       Consent of PricewaterhouseCoopers LLP

       99.1     Certification of Chief Executive Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

       99.2     Certification of Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

--------
* Incorporated herein by reference