Form 10-K/A
period 2002-09-30
ZOLTEK COMPANIES INC
filed 2003-02-18
CIK 890923

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-K/A

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

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

                       DOCUMENTS INCORPORATED BY REFERENCE
         The following documents are incorporated by reference into the indicated Part of this Report:

           Document                                      Part of Form 10-K
           --------                                      -----------------

Proxy Statement for the 2003
  Annual Meeting of Shareholders                            II and III

                                EXPLANATORY NOTE
                                ----------------

         This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as originally filed on January 14, 2003 (the "Original Filing"), and is being filed for the purpose of amending portions of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" included in Part II, and Item 15. "Exhibits, Financial Statement Schedule and Reports on Form 8-K" as set forth in the Original Filing. The report of the Registrant's independent accountants on the Registrant's consolidated financial statements as of September 30, 2002 and for the fiscal year then ended filed herewith contains an unqualified opinion. The independent accountants' report included in the Original Filing had contained a "going concern" qualification.

                                     PART II

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

         Gross profit increased $7.4 million to $9.5 million in fiscal 2002 from $2.1 million in fiscal 2001. The results for fiscal 2001 included an inventory value reduction of $8.6 million, to reflect a lower of cost or market adjustment. The inventory valuation reduction was established due to the intensified overcapacity occurring in the second quarter of fiscal 2001, which caused distressed pricing across most existing markets for carbon fibers. Without the inventory reduction, gross profit would have been $10.7 million, or 14.0% of sales, in fiscal 2001 compared to $9.5 million, or 14.0% of sales, in fiscal 2002. Gross margin from carbon fibers increased $9.4 million in fiscal 2002 to $6.3 million from a $3.2 million loss in fiscal 2001. The margin percentage on carbon fiber increased to 20.5% of sales in fiscal 2002 from (8.2)% of sales in fiscal 2001, primarily due to the inventory valuation reduction. Without the inventory valuation reduction in fiscal 2001, gross profit on carbon fibers would have been $5.5 million, or 14.9% of sales. Gross profit from acrylic and other products sold by Zoltek Rt. was $3.3 million in fiscal 2002 compared to $5.2 million in fiscal 2001. Gross margin on acrylic fibers and other products decreased to 8.6% of sales for fiscal 2002 compared to 13.2% of sales for fiscal 2001 due primarily to price decreases and product mix.

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

         Gross profit decreased 84.3% to $2.1 million in fiscal 2001 from $13.7 million in fiscal 2000. Gross profit from carbon fibers decreased to $(3.2) million in fiscal 2001 from $6.9 million in fiscal 2000. An inventory valuation reduction of $8.6 million recorded in fiscal 2001, to reflect a lower of cost or market adjustment, was the primary component of the gross profit reduction. The inventory valuation reduction was established due to the intensified overcapacity occurring in the year, which caused distressed pricing across most existing markets for carbon fibers. The margin percentage on carbon fiber decreased to (8.7)% of sales in fiscal 2001 from 18.0% in fiscal 2000, primarily due to the inventory valuation reduction. Without the inventory reduction, gross profit would have been $5.4 million, a 22.2% ($1.5 million) reduction year over year. Gross profit from acrylic and other products sold by Zoltek Rt., was $5.2 million in fiscal 2001 compared to $6.8 million in fiscal 2000. Gross margin on acrylic fibers and other products decreased to 13.3% of sales for fiscal 2001 from 17.0% of sales for fiscal 2000 due to increases in raw material costs that could not be passed along to customers.

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

         During fiscal 2001, the Company reported an income tax benefit of $0.5 million compared to an income tax benefit of $2.3 million in fiscal 2000. The Company recorded a valuation allowance against the deferred income tax asset in fiscal 2001 that caused the Company to recognize a lower income tax benefit in fiscal 2001 even though the Company had significantly greater net losses than in the prior year. The Company recognizes income taxes in both the United States and Hungary based on the income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, which were $0.4 in fiscal years 2001 and 2000, as well as the statutory income taxes. The statutory income tax rate for the Zoltek Rt. operation in Hungary is 18%.

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

         In December 2001, the Company amended its credit agreement with Southwest Bank (see Note 6) to waive the debt coverage ratio covenant for the first two quarters of fiscal 2002, and modify the current ratio, the inventory turn ratio and the debt coverage ratio covenants for quarters subsequent to the second quarter of fiscal

2002. In June, 2002, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio and the inventory turn ratio covenants for the remainder of fiscal 2002, modify the current ratio covenant for the third and fourth quarters of fiscal 2002, and lower the maximum advance on inventory covenant for quarters subsequent to the third quarter of fiscal 2002. In consideration for these concessions by Southwest Bank, the Company paid fees of $50,000 and the interest rate was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

         The Company was not in compliance with a certain financial covenant under its credit agreement with Southwest Bank as of December 31, 2002. As a result, under the terms of the credit agreement, Southwest Bank had the ability to make all outstanding borrowings under the credit agreement due and immediately payable. The credit agreement with Southwest Bank was due to expire on May 11, 2003 and, assuming Southwest Bank had not requested repayment of the debt by the Company prior to May 11, 2003 as a result of the financial covenant non-compliance, any outstanding borrowings would have been due and immediately payable on that date. Total borrowings under the credit agreement were $12.0 million at September 30, 2002.

         The Company executed an amended credit facility agreement, dated as of February 13, 2003, with Southwest Bank of St. Louis. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (due January 31, 2004). Borrowings under the new facility are based on a formula of eligible accounts receivable and inventory of the Company's U.S. based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2%. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. The amended credit agreement waived the debt coverage ratio for the first quarter of fiscal 2003. The Company believes compliance with all financial covenants as required by the amended credit agreement will be maintained in fiscal 2003.

         The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company agreed to issue and sell to 14 individuals, including Messrs. Bealke, Dill, McDonnell and Rumy, subordinated convertible debentures in the aggregate principal amount of $8.0 million. The subordinated convertible debentures mature in five years, bear interest at 7% and are convertible into an aggregate of 2,285,714 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also agreed to issue to the individual investors five-year warrants to purchase 400,000 shares of common stock of the Company at an exercise price of $5.00 per share. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings, plus accrued interest, as well as for working capital.

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

         The Company believes its financial position has been improved as a result of recent operating cost reductions (including the rationalization of its work force and the reduction of operating expenses), and the disposal of SP Systems and Hardcore Composites. Management believes that the Company's financial resources remain adequate to support the execution of its strategic plans. However, failure to comply with its obligations under its amended credit facilities, manage costs, and increase carbon fiber sales on a timely basis would have a material adverse effect on the Company's results of operations and financial condition. Management will seek to fund its continuing operations from bank borrowings and to continue to closely manage the Company's working capital. The Company's objective is to operate the continuing business on a cash-neutral basis by the end of fiscal 2003. The Company does not believe that any impairment exists relative to its capital investments as it is still forecasting an improvement in the long-term carbon fibers markets within a reasonable forecasting range of one to two years.

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

         Current maturities of long-term debt at September 30, 2002 included $12.0 million of the U.S. credit facility the stated term of which would have matured in May 2003 had the credit facility not been amended and had the convertible debt agreement not been completed, plus approximately $2.0 million related to various mortgages.

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

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

                             ZOLTEK COMPANIES, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ZOLTEK COMPANIES, INC.
-------------------------------------------------------------------------------

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



/s/PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 13, 2002, except for Note 6, which is as of February 18, 2003.

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

                                                   ZOLTEK COMPANIES, INC.
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Amounts in thousands, except per share data)


                                                                                          Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                    2002            2001             2000
                                                                                  --------        --------         --------


Net sales...................................................................      $ 68,436        $ 76,478         $ 78,204
Cost of sales...............................................................        58,920          74,333           64,520
                                                                                  --------        --------         --------
     Gross profit...........................................................         9,516           2,145           13,684
Available unused capacity costs.............................................         6,039           6,803            4,658
Application and development costs...........................................         3,750           3,533            2,479
Selling, general and administrative expenses................................         9,855          12,337           11,943
                                                                                  --------        --------         --------
     Operating loss from continuing operations..............................       (10,128)        (20,528)          (5,396)
Other income (expense):
     Interest expense........................................................       (1,632)         (2,136)          (1,314)
     Interest income.........................................................           25             974              564
     Other, net..............................................................          180             (89)            (163)
                                                                                  --------        --------         --------
     Loss from continuing operations before income taxes.....................      (11,555)        (21,779)          (6,309)
Benefit for income taxes.....................................................       (2,860)           (505)          (2,305)
                                                                                  --------        --------         --------
     Net loss from continuing operations.....................................       (8,695)        (21,274)          (4,004)
                                                                                  --------        --------         --------
Discontinued operations:
     Operating loss, net of taxes............................................       (1,030)         (5,175)          (1,981)
     Gain (loss) on disposal of discontinued operations, net of taxes........        1,894          (5,122)          (2,700)
                                                                                  --------        --------         --------
          Gain (loss) on discontinued operations, net of taxes...............          864         (10,297)          (4,681)
                                                                                  --------        --------         --------
Net loss.....................................................................     $ (7,831)       $(31,571)        $ (8,685)
                                                                                  ========        ========         ========
 Net loss per share:
     Basic and diluted income (loss) per share:
          Continuing operations..............................................     $  (0.53)       $  (1.29)        $  (0.22)
          Discontinued operations............................................         0.05           (0.62)           (0.25)
                                                                                  --------        --------         --------
          Total..............................................................     $  (0.48)       $  (1.91)        $  (0.47)
                                                                                  ========        ========         ========

Weighted average common shares outstanding...................................       16,289          16,515           18,360
Weighted average common and common equivalent shares outstanding.............       16,289          16,515           18,360


                   The accompanying notes are an integral part of the consolidated financial statements.

                                                       ZOLTEK COMPANIES, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (Amounts in thousands)

                                       Total Share-              Add'l    Accumulated Other               Retained
                                         holders'    Common     Paid-In     Comprehensive     Treasury    Earnings    Comprehensive
                                          Equity     Stock      Capital     Income (Loss)      Stock      (Deficit)   Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999..........  $  114,634    $ 160     $  99,004      $ (15,597)      $  (118)    $ 31,185
Net loss.............................      (8,685)       -             -              -             -       (8,685)     $  (8,685)
Foreign currency translation
  adjustment.........................     (11,765)       -             -        (11,765)            -            -        (11,765)
Unrealized losses on securities......         (86)       -             -            (86)            -            -            (86)
                                                                                                                        ---------
         Comprehensive loss..........                                                                                   $ (20,536)
                                                                                                                        =========

Sales of put options on common stock:
     Put options sold and expired
       without redemption............       1,200        2         1,198              -             -            -
     Put options sold and repurchased
       before expiration.............          13        -            13              -             -            -
Issuance of common stock for
  purchase SP Systems................      27,500       25        27,475              -             -            -
                                       ----------    -----     ---------      ---------       -------     --------
Balance, September 30, 2000..........     122,811      187       127,690        (27,488)         (118)      22,500
Net loss.............................     (31,571)       -             -              -             -      (31,571)     $ (31,571)
Foreign currency translation
  adjustment.........................       6,928        -             -          6,928             -            -          6,928
Unrealized losses on securities sold          156        -             -            156             -            -            156
                                                                                                                        ---------
         Comprehensive loss..........                                                                                   $ (24,487)
                                                                                                                        =========
Treasury shares purchased............     (19,063)       -             -              -       (19,063)
Warrants issued with bank debt.......          48        -            48              -             -            -
Exercise of stock options............         287        1           286              -             -            -
                                       ----------    -----     ---------      ---------       -------     --------
Balance, September 30, 2001..........      79,595      188       128,024        (20,364)      (19,181)      (9,072)
Net loss.............................      (7,831)       -             -              -             -       (7,831)     $  (7,831)
Foreign currency translation
  adjustment.........................       4,111        -             -          4,111             -            -          4,111
                                                                                                                        ---------
         Comprehensive loss..........                                                                                   $  (3,720)
                                                                                                                        =========
Treasury shares retired..............           -      (25)      (19,156)             -        19,181            -
Exercise of stock options............          29        -            29              -             -            -
                                       ----------    -----     ---------      ---------       -------     --------
Balance, September 30, 2002..........  $   75,904    $ 163     $ 108,897      $ (16,253)      $     -     $(16,903)
                                       ==========    =====     =========      =========       =======     ========

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

                             ZOLTEK COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
-------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

         Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., Zoltek Materials Group, Inc., and Engineering Technology Corporation ("Entec Composite Machines"). Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers used in aircraft brakes and other composite materials. Zoltek Materials Group, Inc. manufactures "carbon fiber prepreg" (carbon fiber impregnated with resin) composite materials used in the production of composite products requiring unidirectional strength and stiffness, such as golf club shafts and other sporting goods. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Rt. manufactures and markets acrylic and nylon fibers and yarns for the textile industry, and carbon fiber. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. From April 2000 to March 2002, the Company owned a 45% interest in Hardcore Composites Operations, LLC ("Hardcore"), which designs and manufactures composite structures for the civil infrastructure market including bridges, bridge decks, marine pilings, fender panels, piers and stay-in-place form work. (See Note 2 for further discussion.) From November 1999 to November 2000, the Company owned Structural Polymer (Holdings) Limited ("SP Systems") which develops, markets and manufactures prepreg (glass and carbon fiber pre-impregnated with resin) materials, special bonding and laminating resins, reinforcement fabrics and consumable materials for composite manufacturing and engineering of composite structures. (See Note 2 for further discussion.) These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
-------------------------------------------------------------------------------

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

      Buildings and improvements..............................10 to 20 years
      Automobiles.............................................3 to 5 years
      Machinery and equipment.................................5 to 20 years
      Furniture and fixtures..................................7 to 10 years

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
-------------------------------------------------------------------------------

COMPUTER SYSTEMS DEVELOPMENT COSTS

         The Company capitalizes computer system development costs that meet established criteria, and amortized those costs to expense on a straight-line basis over 3 to 5 years. Systems development costs not meeting the proper criteria for capitalization, including systems reengineering costs, are expensed as incurred. No costs were capitalized in fiscal 2002 and fiscal 2001.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
-------------------------------------------------------------------------------

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides guidance on the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Adoption of this standard is required for the Company beginning in the second quarter of fiscal 2003. Based on a preliminary review of the provisions of SFAS 146, the Company believes that it will not have a significant impact on its financial statements upon adoption.

FINANCIAL PRESENTATION CHANGES

         Certain prior year amounts have been reclassified to conform to the current year presentation.


2.       DISCONTINUED OPERATIONS
-------------------------------------------------------------------------------

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

         In fiscal 2002, as a part of the sale of the Company's interest in Hardcore Composites, Hardcore Composites and the Company also settled the $1,000,000 note and certain other obligations payable to the former owner, with the Company making a $475,000 payment and Hardcore Composites contributing an additional amount. This note comprised part of the purchase price of the acquisition in the third quarter of fiscal 2000 and was guaranteed by the Company. However, the Company continues to guaranty Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The obligation relates to a lease of the Hardcore Composites manufacturing facility, which expires March 31, 2008. In fiscal 2002, the Company reversed the $525,000 remaining accrual for the note payable to the former owner, as its obligation has been satisfied. Also, the Company reduced accruals for disposal costs by $50,000.

-------------------------------------------------------------------------------

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

         Certain information with respect to the discontinued operations of Hardcore and SP Systems for the years ended September 30, 2002, 2001 and 2000 is summarized as follows (amounts in thousands):

                                                                2002               2001               2000
                                                             ----------         ----------         ----------
       Net sales............................................ $      408         $    3,910         $   56,768
       Cost of sales........................................        886              5,030             39,858
                                                             ----------         ----------         ----------
       Gross profit.........................................       (478)            (1,120)            16,910
       Selling, general and administrative expenses.........        535              2,194             12,552
       Goodwill amortization................................          -                103              2,748
                                                             ----------         ----------         ----------
       Income (loss) from operations........................     (1,013)            (3,417)             1,610
       Other expenses.......................................        (17)            (2,470)            (3,014)
       Income tax expense...................................          -               (117)              (551)
       Minority interest....................................          -                829                (26)
                                                             ----------         ----------         ----------
       Net loss from operations.............................     (1,030)            (5,175)            (1,981)
       Gain (loss) on disposal of disc. operations..........      1,894             (5,122)            (2,700)
                                                             ----------         ----------         ----------
       Gain (loss) on disc. operations, net of taxes........ $      864         $  (10,297)        $   (4,681)
                                                             ==========         ==========         ==========

         Certain information with respect to the assets and liabilities of Hardcore and SP Systems at September 30, 2001 is summarized as follows (amounts in thousands):

                                                                                    2001
                                                                                ----------
       Cash and cash equivalents...........................................     $       10
       Accounts receivable, net............................................            420
       Inventories.........................................................            811
       Other assets........................................................             66
                                                                                ----------
          Assets of discontinued operations................................     $    1,307
                                                                                ==========
       Accounts payable....................................................           (953)
       Accrued expenses and other liabilities..............................           (905)
                                                                                ----------
         Liabilities of discontinued operations ...........................     $   (1,858)
                                                                                ==========

3.       INVENTORIES
-------------------------------------------------------------------------------

Inventories consist of the following (amounts in thousands):

                                                            September 30,
                                                        2002             2001
                                                      ---------       ---------
         Raw materials...........................     $   4,893       $   5,811
         Work-in-process.........................         1,913           2,014
         Finished goods..........................        18,897          16,666
         Supplies, spares and other..............         1,378             759
                                                      ---------       ---------
                                                      $  27,081       $  25,250
                                                      =========       =========

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


4.       PROPERTY AND EQUIPMENT
-------------------------------------------------------------------------------

Property and equipment consists of the following (amounts in thousands):

                                                             September 30,
                                                         2002            2001
                                                      ---------       ---------
Land.............................................     $   1,630       $   1,544
Buildings and improvements.......................        28,562          27,536
Machinery and equipment..........................        74,289          70,252
Furniture and fixtures...........................         5,181           4,735
Construction in progress.........................         3,189           2,185
                                                      ---------       ---------
                                                        112,851         106,252
Less:  accumulated depreciation..................       (34,436)        (27,095)
                                                      ---------       ---------
                                                      $  78,415       $  79,157
                                                      =========       =========

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

-------------------------------------------------------------------------------

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


5.       INCOME TAXES
-------------------------------------------------------------------------------

         The components of the benefit for income taxes for the years ended September 30, are as follows (amounts in thousands):

                                                            2002           2001           2000
                                                          --------       --------       --------
From continuing operations:
     Current:
         Federal.....................................     $  (2,731)     $    622       $ (1,497)
         State.......................................          (113)            -            (59)
         Non-U.S. local..............................           358           394            448
                                                          ---------      --------       --------
                                                             (2,486)        1,016         (1,108)
     Deferred:
         Federal.....................................             9        (1,551)        (1,409)
         State.......................................            (9)          352            170
         Non-U.S.....................................          (374)         (322)            42
                                                          ---------      --------       --------
                                                               (374)       (1,521)        (1,197)
                                                          ---------      --------       --------
              Total continuing operations............     $  (2,860)     $   (505)      $ (2,305)
                                                          =========      ========       ========

From discontinued operations:
     Current:
         Non-U.S.....................................     $       -      $      -       $  1,292
     Deferred:
         Federal.....................................             -           108           (741)
         State.......................................             -             9              -
                                                          ---------      --------       --------
              Total discontinued operations..........             -           117            551
                                                          ---------      --------       --------
     Total ..........................................     $  (2,860)     $   (388)      $ (1,754)
                                                          =========      ========       ========

         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax asset at September 30 are as follows (amounts in thousands):

                                                                 2002               2001
                                                               ---------          ---------
     Tax effect of regular net operating losses...........     $ (10,274)         $ (11,335)
     Valuation allowance on net operating losses..........         6,796              7,229
     Tax effect of capital loss...........................          (582)              (582)
     Valuation allowance on capital loss..................           582                582
     Depreciation.........................................         3,512              4,125
     Employee related costs...............................           (87)               (97)
     Inventory reserve....................................           (38)               (92)
     Bad debt accrual.....................................           (49)               (76)
     Deferred state income taxes..........................           (16)               (16)
     Other................................................           (63)               (84)
     Non-U.S. operations deferred tax, net................          (144)               232
                                                               ---------          ---------
              Total net deferred tax asset................     $    (363)         $    (114)
                                                               =========          =========

-------------------------------------------------------------------------------

         The benefit for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                            2002         2001        2000
                                                                          --------     --------     --------
At statutory rate:
         Income taxes on loss from continuing operations..........        $ (3,929)    $ (7,405)    $ (2,145)
Increases (decreases):
         Lower effective tax rate on non-U.S. operations..........             333            4         (361)
         Change in valuation allowance on net operating loss......            (433)       5,216            -
         Change in valuation allowance on capital loss............               -          582            -
         Reduction of NOL due to 5 year carry back................          (1,871)           -            -
         Refund related to 5 year carry back of NOL...............           2,731            -            -
         Local taxes, non-U.S.....................................             358          394          360
         State taxes, net of federal benefit......................              (9)         352          (38)
         Refund write-off.........................................               -          622            -
         Other....................................................             (40)        (270)        (121)
                                                                          --------     --------     --------
                                                                          $ (2,860)    $   (505)    $ (2,305)
                                                                          ========     ========     ========

         The consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2002, 2001 and 2000 was as follows (amounts in thousands):

                                                                            2002          2001        2000
                                                                          --------     --------     --------
Domestic .........................................................        $ (9,475)    $(21,764)    $ (7,751)
Foreign  .........................................................          (2,080)         (15)       1,442
                                                                          --------     --------     --------
Loss from continuing operations before income taxes...............        $(11,555)    $(21,779)    $ (6,309)
                                                                          ========     ========     ========

         Undistributed earnings of Zoltek Rt. of $8,368,000 and $10,448,000 at September 30, 2002 and 2001, respectively, are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.


6.       FINANCING
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share, exercisable at any time during a five-year period from the date of the loan. The fair value of the warrants, at the time of the grant, were estimated to be $48,000.

         In December 2001, the Company amended its credit agreement with Southwest Bank to waive the debt coverage ratio covenant for the first two quarters of fiscal 2002, and modify the current ratio, the inventory turn ratio and the debt coverage ratio covenants for quarters subsequent to the second quarter of fiscal 2002. In June, 2002, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio and the inventory turn ratio covenants for the remainder of fiscal 2002, modify the current ratio covenant for the third and fourth quarters of fiscal 2002, and lower the maximum advance on inventory covenant for quarters subsequent to the third quarter of fiscal 2002. In consideration for these concessions by Southwest Bank, the Company paid fees of $50,000 and the interest rate was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

         The Company was not in compliance with a certain financial covenant under its credit agreement with Southwest Bank as of December 31, 2002. As a result, under the terms of the credit agreement, Southwest Bank had the ability to make all outstanding borrowings under the credit agreement due and immediately payable. The credit agreement with Southwest Bank was due to expire on May 11, 2003 and, assuming Southwest Bank had not requested repayment of the debt by the Company prior to May 11, 2003 as a result of the financial covenant non-compliance, any outstanding borrowings would have been due and immediately payable on that date. Total borrowings under the credit agreement were $12.0 million at September 30, 2002.

         The Company executed an amended credit facility agreement dated as of February 13, 2003, with Southwest Bank of St. Louis. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (due January 31, 2004). Borrowings under the new facility are based on a formula of eligible accounts receivable and inventory of the Company's U.S. based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2%. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. The amended credit agreement waived the debt coverage ratio for the first quarter of fiscal 2003. The Company believes compliance with all financial covenants as required by the amended credit agreement will be maintained in fiscal 2003.

         The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company agreed to issue and sell to 14 individuals, including Messrs. Bealke, Dill, McDonnell and Rumy, subordinated convertible debentures in the aggregate principal amount of $8.0 million. The subordinated convertible debentures mature in five years, bear interest at 7% and are convertible into an aggregate of 2,285,714 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also agreed to issue to the individual investors five-year warrants to purchase 400,000 shares of common stock of the Company at an exercise price of $5.00 per share. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings, plus accrued interest, as well as for working capital.

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

-------------------------------------------------------------------------------

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

Long-term debt consists of the following (amounts in thousands):

                                                                                                  September 30,
                                                                                              ----------------------
                                                                                                2002          2001
                                                                                              --------       -------
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $17,579 to maturity in May 2003........................... $  1,659       $ 1,778

     Note payable with interest at 9.95%, payable in monthly installments of
         principal and interest of $19,288 to maturity in September 2009.....................    1,164         1,272

     Note payable with interest at 9.5%, payable in monthly installments of
         principal and interest of $27,672 to maturity in December 2009 .....................    1,730         1,887

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................    1,648         1,762

     Non-interest bearing purchase money note to be repaid on or
             before April 28, 2001 (see note 2)..............................................        -         1,000
                                                                                              --------       -------

     Revolving credit agreement, maturing in 2003, bearing interest at prime plus 1.0%
            in fiscal 2002 (prime rate at September 30, 2002 was 4.75%) .....................    8,508         4,678

     Term loan, $0.5 million payable in 2002, balance payable in 2003, bearing interest
          at prime plus 1.0% (prime rate at September 30, 2002 was 4.75%)....................    3,500         4,000

     Factoring facility with a Hungarian bank (average interest rate of 5.5%)................    5,631         4,443

     Working capital facility with a Hungarian bank (average interest rate
          of 10.6%)..........................................................................    2,393         1,565

     Capital investment facility with a Hungarian bank (average interest
         rate of 5.6%).......................................................................    1,480         1,724
                                                                                              --------       -------
         Total debt..........................................................................   27,713        24,109

            Less: amounts payable within one year............................................  (14,014)       (2,073)
                                                                                              --------       -------
     Total Long-term debt ................................................................... $ 13,699       $22,036
                                                                                              ========       =======

-------------------------------------------------------------------------------

         Following is a schedule of required principal payments of long-term debt, net of discontinued operations (amounts in thousands):

                  Year ending
                 September 30,                                 Total
                 -------------                                --------
                    2003..................................... $ 14,014
                    2004.....................................    8,451
                    2005.....................................      434
                    2006.....................................      471
                    2007.....................................    1,989
                    Thereafter...............................    2,354
                                                              --------
                                                              $ 27,713
                                                              ========

7.       COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

has initiated trials at an aircraft brake manufacturer with its own precursor-based products, which might protect its business if there were an interruption in supply from the supplier.

         The major materials used by the Specialty Products Business Segment include acrylonitrile and other basic commodity products, which are widely available from a variety of sources.


8.       PROFIT SHARING PLAN
-------------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. No contributions were made by the Company for the years ended September 30, 2002, 2001, and 2000.


9.       STOCK OPTIONS
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

         The fair value of the options granted during 2002 and 2001 was $349,000 and $379,000, respectively. Had the fair value of the options been amortized to expense over the options' vesting periods, the pro forma impact on earnings of the stock-based compensation for the options would have been as follows (amounts in thousands, except for earnings per share information):

                                                        2002            2001
                                                      --------       ---------

         Net loss:
             As reported.........................     $ (7,831)      $ (31,571)
             Pro forma...........................       (8,036)        (32,027)

             Diluted loss per share:
             As reported.........................        (0.48)          (1.91)
             Pro forma...........................        (0.49)          (1.94)

         Presented below is a summary of stock option plans activity for the years shown:

                                                    Wtd. Avg.         Wtd. Avg.      Wtd. Avg.
                                                     Options       Exercise Price   Exercisable   Exercise Price
                                                    ---------      --------------   -----------   --------------
         Balance, September 30, 1999                 793,000         $  13.32         199,500        $  18.41
             Granted.............................    237,500             8.58
             Exercised...........................         --               --
             Cancelled...........................    (58,000)            7.74
                                                   ---------
         Balance, September 30, 2000                 972,500            12.50         672,500           13.71
             Granted.............................    287,500             4.58
             Exercised...........................    (84,000)            3.42
             Cancelled...........................   (120,000)           16.27
                                                   ---------
         Balance, September 30, 2001               1,056,000            10.75         531,000           10.81
             Granted.............................    451,000             2.10
             Exercised...........................    (12,000)            2.38
             Cancelled...........................   (408,000)           11.31
                                                   ---------
         Balance, September 30, 2002               1,087,000         $   7.05         561,833        $  10.35

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2002:

                                                    Options Outstanding                Options Exercisable
                                             --------------------------------      ----------------------------
            Range of                            Wtd. Avg.         Wtd. Avg.                         Wtd. Avg.
             Prices            Number        Remaining Life    Exercise Price      Number        Exercise Price
          ------------       ---------       --------------    --------------      ------        --------------
          $  1.33-2.47         412,000         10 years           $  2.10           43,500          $  2.45
             3.25-5.25         192,500          7 years              4.56          125,834             4.35
             6.25-6.88         197,500          3 years              6.40          197,500             6.40
             7.69-9.25         135,000          8 years              8.40           45,000             8.44
           10.00-39.00         150,000          6 years             23.44          150,000            23.44
                             ---------                                             -------
          $ 1.33-39.00       1,087,000          7 years           $  7.05          561,834          $ 10.35
                             =========                                             =======

10.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the fiscal years ended September 30, 2002, 2001 and 2000 (amounts in thousands):

                                                                 Fiscal Year Ended September 30, 2002
                                                                 ------------------------------------
                                                                                          Corporate
                                                                         Specialty      Headquarters
                                                       Carbon Fibers     Products     and Eliminations     Total
                                                       -------------     ---------    ----------------     -----
Net sales - external...................................   $30,448         $37,988         $     -        $ 68,436
Net sales - intersegment...............................     4,419               -          (4,419)              -
                                                          -------         -------         -------        --------
   Total net sales.....................................    34,867          37,988          (4,419)         68,436
Gross profit (loss)....................................     6,826           3,251            (561)          9,516
Available unused capacity expenses.....................     6,039               -               -           6,039
Operating (loss).......................................    (5,942)         (1,142)         (3,044)        (10,128)
Depreciation and amortization expense..................     5,160             862             314           6,336
Capital expenditures...................................     1,389             561              31           1,981
Total assets...........................................    99,511          25,024          (3,113)        121,422

                                                                 Fiscal Year Ended September 30, 2001
                                                                 ------------------------------------
                                                                                          Corporate
                                                                         Specialty      Headquarters
                                                       Carbon Fibers     Products     and Eliminations     Total
                                                       -------------     ---------    ----------------     -----
Net sales - external...................................  $ 37,269         $39,209         $     -        $ 76,478
Net sales - intersegment...............................     6,669               -          (6,669)              -
                                                         --------         -------         -------        --------
   Total net sales.....................................    43,938          39,209          (6,669)         76,478
Gross profit (loss)....................................    (3,235)          5,210             170           2,145
Available unused capacity expenses.....................     6,803               -               -           6,803
Operating income (loss)................................   (17,023)            418          (3,923)        (20,528)
Depreciation and amortization expense..................     5,521           1,001              82           6,604
Capital expenditures...................................     3,651           1,688               -           5,339
Total assets...........................................    98,916          22,129             447         121,492







10.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
-------------------------------------------------------------------------------

                                                                 Fiscal Year Ended September 30, 2000
                                                                 ------------------------------------
                                                                                          Corporate
                                                                         Specialty      Headquarters
                                                       Carbon Fibers     Products     and Eliminations     Total
                                                       -------------     ---------    ----------------     -----
Net sales - external...................................  $ 38,420         $39,784         $     -        $ 78,204
Net sales - intersegment...............................     2,420               -          (2,240)              -
                                                         --------         -------         -------        --------
   Total net sales.....................................    40,840          39,784          (2,420)         78,204
Gross profit (loss)....................................     6,901           6,785              (2)         13,684
Available unused capacity expenses.....................     4,658               -               -           4,658
Operating income (loss)................................    (3,600)            987          (2,783)         (5,396)
Depreciation and amortization expense..................     4,976           1,072              96           6,144
Capital expenditures...................................     3,387           2,748               -           6,135
Total assets...........................................   103,457          23,873           3,500         130,830


         Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2002, 2001 and 2000 (amounts in thousands):

                                    2002                          2001                          2000
                         --------------------------   -----------------------------  ---------------------------
                                            Net                             Net                          Net
                                        Long Lived                       Long Lived                   Long Lived
                         Net Sales (a)   Assets (b)   Net Sales (a)      Assets (b)  Net Sales (a)    Assets (b)
                         -------------  -----------   -------------      ----------  -------------    ----------
United States...........   $ 24,461      $ 50,366       $ 27,715          $ 54,685     $ 30,935        $ 60,756
Western Europe
   Italy................      6,810                        6,362                          7,544               -
   France...............      2,253                        3,606                          4,163               -
   Other................      3,678                        4,095                          4,063               -
Eastern Europe
   Hungary..............     12,894        28,660         15,224            25,144       15,818          19,351
   Poland...............      3,601                        4,087                          4,464               -
   Other................     10,088                        9,936                          7,300               -
Other Areas.............      4,651                        5,453                 -        3,917               -
                           --------      --------       --------          --------     --------        --------
   Total................   $ 68,436      $ 79,026       $ 76,478          $ 79,829     $ 78,204        $ 80,107
                           ========      ========       ========          ========     ========        ========

(a) Revenues are attributed to countries based on the location of the customer.
(b) Property and equipment net of accumulated depreciation and intangibles, net of discontinued operations, based on country location of assets.

11.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
-------------------------------------------------------------------------------

(Amounts in thousands, except per share data)

Fiscal year 2002                                      1st Quarter       2nd Quarter     3rd Quarter       4th Quarter
---------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $    16,557       $    17,448     $   17,806        $   16,625
Gross profit.......................................         1,954             2,459          2,359             2,744
Loss from continuing operations....................        (3,723)           (2,927)          (195)           (1,850)
Gain (loss) from discontinued operations...........          (648)              937              -               575
Net loss...........................................   $    (4,371)      $    (1,990)    $     (195)       $   (1,275)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $     (0.23)      $     (0.18)    $    (0.01)       $    (0.11)
  Discontinued operations..........................         (0.04)             0.06              -              0.03
                                                      -----------       -----------    -----------        ----------
         Total.....................................   $     (0.27)      $     (0.12)    $    (0.01)       $    (0.08)
                                                      ===========       ===========     ==========        ==========

Fiscal year 2001                                      1st Quarter       2nd Quarter     3rd Quarter       4th Quarter
---------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $    21,831       $    20,334     $   17,156        $   17,157
Gross profit.......................................         2,707            (5,109)         2,193             2,354
Loss from continuing operations....................        (2,317)          (11,816)        (3,583)           (3,558)
Loss from discontinued operations..................        (1,980)             (718)          (654)           (6,945)
Net loss...........................................   $    (4,297)      $   (12,534)    $   (4,237)       $  (10,503)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $     (0.13)      $     (0.73)    $    (0.22)       $    (0.21)
  Discontinued operations..........................         (0.11)            (0.04)         (0.04)            (0.43)
                                                      -----------       -----------     ----------        ----------
         Total.....................................   $     (0.24)      $     (0.77)    $    (0.26)       $    (0.64)
                                                      ===========       ===========     ==========        ==========

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
-------   --------------------------------------------------------------

         (a)      (1)   Financial statements: The following financial statements
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

                  Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2002, 2001 and 2000

                  Consolidated Statement of Cash Flows for the years ended September 30, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

                  (2) The following financial statement schedule and independent accountant's report thereon are included in Part IV of this report:
                                                                          Page
                                                                          ----

         Report of Independent Public Accountants on
         Financial Statement Schedule                                      37

         12-09 Valuation and Qualifying Accounts and Reserves              38

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

                            ZOLTEK COMPANIES, INC.
                                 (Registrant)


Date: February 18, 2003     By  /s/ Zsolt Rumy
                                ----------------------------------------------
                                Zsolt Rumy, Chairman of the Board, President
                                and Chief Executive Officer



                            By  /s/ James F. Whalen
                                ----------------------------------------------
                                James F. Whalen, Chief Financial Officer and
                                Corporate Secretary

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


February 18, 2003                            /s/ Zsolt Rumy
                                             --------------------------------
                                             Zsolt Rumy
                                             Chief Executive Officer

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


February 18, 2003                             /s/ James F. Whalen
                                              --------------------------------
                                              James F. Whalen
                                              Chief Financial Officer

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Zoltek Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated December 13, 2002, except for Note 6, which is as of February 18, 2003, appearing in the 2002 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 13, 2002

                                             FOR THE YEAR ENDED SEPTEMBER 30, 2002

                                    Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                    (Amounts in thousands)

          Column A                   Column B                         Column C                        Column D         Column E
          --------                   --------          ------------------------------------           --------         --------
                                                                    Additions
                                                       ------------------------------------
                                    Balance at         Charged to              Charged to                              Balance at
                                    beginning           costs and            other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $   760            $    392                $                     $   410(1)        $   742
                                     =======            ========                ========              =======           =======
RESERVE FOR INVENTORY VALUATION      $ 7,972            $                       $                     $ 1,872(2)        $ 6,100
                                     =======            ========                ========              =======           =======

                                                ---------------------------------


                                             FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                    Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                    (Amounts in thousands)

          Column A                   Column B                         Column C                        Column D         Column E
          --------                   --------          ------------------------------------           --------         --------
                                                                    Additions
                                                       ------------------------------------
                                    Balance at         Charged to              Charged to                              Balance at
                                    beginning           costs and            other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $   899            $    836                $     --              $   975(1)        $   760
                                     =======            ========                ========              =======           =======
RESERVE FOR INVENTORY VALUATION      $ 3,340            $  8,644                $    417              $ 4,429(2)        $ 7,972
                                     =======            ========                ========              =======           =======

                                                ---------------------------------


                                             FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                    Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                    (Amounts in thousands)

          Column A                   Column B                         Column C                        Column D         Column E
          --------                   --------          ------------------------------------           --------         --------
                                                                    Additions
                                                       ------------------------------------
                                    Balance at         Charged to              Charged to                              Balance at
                                    beginning           costs and            other accounts          Deductions           end
                                    of period           expenses                describe              describe         of period
                                    ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $   774            $    81                 $   190(3)            $   146(1)        $   899
                                     =======            =======                 =======               =======           =======
RESERVE FOR INVENTORY VALUATION      $ 2,191            $ 1,609                 $    --               $   460(2)        $ 3,340
                                     =======            =======                 =======               =======           =======

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


--------------
* Incorporated herein by reference

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

------------------
* Incorporated herein by reference