Form 10-Q
period 2002-12-31
ZOLTEK COMPANIES INC
filed 2003-02-18
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549





                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934







For the quarter ended December 31, 2002            Commission File No. 0-20600
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-25 of the Act).  Yes      No X
                                         ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 10, 2003, 16,297,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                  ZOLTEK COMPANIES, INC.

                                                CONSOLIDATED BALANCE SHEET
                                                --------------------------
                                (Amounts in thousands, except share and per share amounts)


                                                                                             DECEMBER 31,     SEPTEMBER 30,
ASSETS                                                                                           2002             2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents................................................................$      683        $     685
     Accounts receivable, less allowance for doubtful accounts of $790 and
       $742, respectively.....................................................................    11,913           11,749
     Inventories..............................................................................    27,608           27,081
     Other current assets.....................................................................     2,465            1,424
                                                                                              ----------        ---------
          Total current assets................................................................    42,669           40,939
Property and equipment, net...................................................................    79,518           78,415
Other assets..................................................................................     2,418            2,068
                                                                                              ----------        ---------
          Total assets........................................................................$  124,605        $ 121,422
                                                                                              ==========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................$  13,968        $  14,014
     Trade accounts payable....................................................................   15,667           12,535
     Accrued expenses and other liabilities....................................................    4,174            4,518
                                                                                               ---------        ---------
          Total current liabilities............................................................   33,809           31,067
Other long-term liabilities....................................................................      880              752
Long-term debt, less current maturities........................................................   14,632           13,699
                                                                                               ---------        ---------
          Total liabilities....................................................................   49,321           45,518
                                                                                               ---------        ---------

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................        -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,297,338 shares issued and outstanding................................................      163              163
     Additional paid-in capital................................................................  108,897          108,897
     Retained deficit..........................................................................  (20,073)         (16,903)
     Accumulated other comprehensive loss......................................................  (13,703)         (16,253)
                                                                                               ----------       ---------
          Total shareholders' equity...........................................................   75,284           75,904
                                                                                               ---------        ---------
          Total liabilities and shareholders' equity ..........................................$ 124,605        $ 121,422
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

                                                  ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                           ------------------------------------
                                      (Amounts in thousands, except per share data)
                                                       (Unaudited)



                                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                    2002            2001
----------------------------------------------------------------------------------------------------------------------------
Net sales........................................................................................$  16,959      $  16,557
Cost of sales....................................................................................   14,902         14,605
                                                                                                 ---------      ---------
         Gross profit............................................................................    2,057          1,952
Available unused capacity costs..................................................................    1,326          1,754
Application and development costs................................................................      895            985
Selling, general and administrative expenses.....................................................    2,664          2,439
                                                                                                 ---------      ---------
         Operating loss from continuing operations...............................................   (2,828)        (3,226)
Other income (expense):
         Interest expense........................................................................     (478)          (419)
         Interest income.........................................................................       20              7
         Other, net..............................................................................      (19)           (40)
                                                                                                 ---------      ---------
              Loss from continuing operations before income taxes................................   (3,305)        (3,678)
Income tax expense (benefit).....................................................................     (135)            45
                                                                                                 ---------      ---------
         Net loss from continuing operations.....................................................   (3,170)        (3,723)
                                                                                                 ---------      ---------
Discontinued operations:
         Operating loss, net of taxes............................................................        -           (648)
                                                                                                 ---------      ---------
              Total loss on discontinued operations, net of taxes................................        -           (648)
                                                                                                 ---------      ---------
Net loss.........................................................................................$  (3,170)     $  (4,371)
                                                                                                 =========      =========

Net loss per share:
         Basic and diluted loss per share:
              Continuing operations..............................................................$    (0.19)    $   (0.23)
              Discontinued operations............................................................         -         (0.04)
                                                                                                 ----------     ---------
              Total..............................................................................$    (0.19)    $   (0.27)
                                                                                                 ==========     ==========


Weighted average common and common equivalent shares outstanding.................................    16,297         16,285





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

                                                  ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                  (Amounts in thousands)
                                                       (Unaudited)

                                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                                   2002             2001
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss.................................................................................$  (3,170)       $  (4,371)
      Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
           Loss from discontinued operations...................................................        -              648
           Depreciation and amortization.......................................................    1,571            1,590
           Unrealized foreign exchange (gain) loss.............................................     (188)             175
           Other, net..........................................................................       (5)               -
           Changes in assets and liabilities:
                 Decrease in accounts receivable...............................................      570            2,549
                 Decrease in inventories.......................................................      539              812
                 Increase in prepaid expenses and other assets.................................     (904)            (483)
                 Increase (decrease) in trade accounts payable.................................    2,295           (1,631)
                 Decrease in accrued expenses and other liabilities............................     (309)            (148)
                 Decrease in other long-term liabilities.......................................     (179)            (125)
                                                                                               ---------        ---------
                      Total adjustments........................................................    3,390            3,387
                                                                                               ---------        ---------
      Net cash provided (used) by continuing operations........................................      220             (984)
      Net cash used by discontinued operations.................................................        -             (243)
                                                                                               ---------        ---------
Net cash provided (used) by operating activities...............................................      220           (1,227)
                                                                                               ---------        ---------

Cash flows from investing activities:
           Payments for purchase of property and equipment.....................................     (345)            (666)
           Proceeds from sale of property and equipment........................................       15               28
                                                                                               ---------        ---------
      Net cash used by continuing operations...................................................     (330)            (638)
      Net cash provided (used) by discontinued operations......................................        -                -
                                                                                               ---------        ---------
Net cash used by investing activities..........................................................     (330)            (638)
                                                                                               ---------        ---------

Cash flows from financing activities:
           Proceeds from issuance of notes payable.............................................      303            2,385
           Repayment of notes payable..........................................................     (199)             (44)
                                                                                               ---------        ---------
      Net cash provided by continuing operations...............................................      104            2,341
      Net cash provided (used) by discontinued operations......................................        -                -
                                                                                               ---------        ---------
Net cash provided by financing activities......................................................      104            2,341
Effect of exchange rate changes on cash........................................................        4               21
                                                                                               ---------        ---------
Net increase (decrease) in cash................................................................       (2)             497
Cash and cash equivalents at beginning of period...............................................      685              667
                                                                                               ---------        ---------
Cash and cash equivalents at end of period.....................................................$     683        $   1,164
                                                                                               =========        =========

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest.................................................................................. $    473        $     375
     Income taxes.............................................................................. $     94        $      24





                  The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------


1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 2002 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the quarter ended December 31, 2002 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2003.

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

The consolidated balance sheets of the Company's current international subsidiary, Zoltek Rt. were translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect during the periods presented. Adjustments resulting from the translation of financial statements are reflected as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. are included in the results of operations. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles and on a consistent basis with the consolidated financial statements as of and for the fiscal year ended September 30, 2002. All significant inter-company transactions and balances have been eliminated upon consolidation.

3.   DISCONTINUED OPERATION

In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites, which designs and manufactures composite structures for the civil infrastructure market. The Company acquired its interest in Hardcore Composites in the third quarter of fiscal 2000. From the date of acquisition until disposition, the financial statements of Hardcore Composites were consolidated with the Company due to the ability to directly control the operations. On March 1, 2002, the Company completed the sale of its interest in Hardcore Composites to the 55% majority owner. (For further discussion see Notes to the Consolidated Financial Statements of the Company's 2002 Annual Report.)

The Company has reported the results of operations of Hardcore as discontinued operations for fiscal 2002 in the consolidated statement of operations. Certain information with respect to the discontinued operations of Hardcore Composites for the quarter ended December 31, 2001 is summarized as follows (amounts in thousands):


                                                                      2001
                                                                  -----------
       Net sales..................................................$       318
       Cost of sales..............................................        621
                                                                  -----------
       Gross loss.................................................       (303)
       Selling, general and administrative expenses...............        334
                                                                  -----------
       Loss from operations.......................................       (637)
       Other expenses.............................................        (11)
                                                                  -----------
       Net loss from operations...................................       (648)
                                                                  -----------
       Loss on discontinued operations, net of taxes..............$      (648)
                                                                  ===========

4.   COMPREHENSIVE LOSS

Comprehensive loss for the quarters ended December 31, 2002 and 2001 was as follows (amounts in thousands):

                                                                           2002               2001
                                                                       -----------        -----------
          Net loss.................................................... $    (3,170)       $    (4,371)
          Foreign currency translation adjustment.....................       2,550                774
                                                                       -----------        -----------
          Comprehensive loss.......................................... $      (620)       $    (3,597)
                                                                       ===========        ===========

5.   DEBT

In May 2001, the Company entered into a two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The credit facility is structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In conjunction therewith, the Company repaid borrowings of $9.0 million plus accrued interest and terminated the old credit facility. Borrowings under this revolving credit facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S. based subsidiaries. The outstanding loans under the credit facility bear interest at the prime interest rate. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio and capital expenditures. The Company issued warrants to Southwest Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share, exercisable at any time during a five-year period from the date of the loan. The fair value of the warrants, at the time of the grant, were estimated to be $48,000.

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

The Company was not in compliance with a certain financial covenant under its credit agreement with Southwest Bank as of December 31, 2002. The credit agreement with Southwest Bank was due to expire on May 11, 2003 and any outstanding borrowings would have been due and immediately payable on that date. Total borrowings under the credit agreement were $12.0 million at December 31, 2002.

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

The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company agreed to issue and sell to 14 individuals, including Messrs. Bealke, Dill, McDonnell and Rumy, subordinated convertible debentures in the aggregate principal amount of $8.0 million. The subordinated convertible debentures mature in five years, bear interest at 7% and are convertible into an aggregate of 2,285,714 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also agreed to issue to the individual investors five-year warrants to purchase an aggregate of 400,000 shares of common stock of the Company at an exercise price of $5.00 per share. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

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


6.   SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been grouped into two reportable segments: Carbon Fibers and Specialty Products. The Company's former Composite Intermediates segment was combined with the Carbon Fibers segment in the third quarter of fiscal 2002 to reflect that its products and services are now strategically focused on the Company's strategy of commercializing the use of carbon fibers as reinforcement in advanced composite materials, including providing composite design and engineering services for development of applications for carbon fiber reinforced composites. Effective with the third quarter of fiscal 2002, Company management has reviewed the performance of each of these two segments, allocated resources between these segments and reported on the overall financial and operating performance of each to the chief executive officer of the Company. Segment data for the quarter then ended has been restated to reflect this change.

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

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of December 31, 2002 and September 30, 2002 and for the three-month periods ended December 31, 2002 and 2001 (in thousands):

                                                                               THREE MONTHS ENDED DECEMBER 31, 2002
                                                                               ------------------------------------
                                                                                            (Unaudited)
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                    Carbon          Specialty           and
                                                                    Fibers           Products      Eliminations          Total
                                                                -------------     -------------    -------------     -------------
Net sales.....................................................  $     7,164       $     9,795      $         -       $    16,959
Available unused capacity expenses............................        1,326                 -                -             1,326
Operating loss................................................       (1,638)             (523)            (667)           (2,828)
Depreciation and amortization expense.........................        1,274               228               69             1,571
Capital expenditures..........................................          263                82                -               345

                                                                               THREE MONTHS ENDED DECEMBER 31, 2001
                                                                               ------------------------------------
                                                                                            (Unaudited)
                                                                                                      Corporate
                                                                                                    Headquarters
                                                                    Carbon          Specialty            and
                                                                    Fibers           Products       Eliminations         Total
                                                                -------------     -------------    --------------    -------------
Net sales.....................................................  $     7,775       $     8,782      $         -       $    16,557
Available unused capacity expenses............................        1,754                 -                -             1,754
Operating income (loss).......................................       (2,486)               80             (820)           (3,226)
Depreciation and amortization expense.........................        1,379               191               20             1,590
Capital expenditures..........................................          411               255                -               666

                                                                                           TOTAL ASSETS
                                                                                           ------------
                                                                                            (Unaudited)
                                                                                                      Corporate
                                                                                                    Headquarters
                                                                    Carbon          Specialty            and
                                                                    Fibers           Products       Eliminations         Total
                                                                -------------     --------------   --------------    -------------
December 31, 2002.............................................  $    98,869       $    29,327      $    (3,591)      $   124,605
September 30, 2002............................................       99,511            25,024           (3,113)          121,422

GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------

                                                                           REVENUES (1)
                                                                        THREE MONTHS ENDED               LONG-LIVED ASSETS (2)
                                                                           DECEMBER 31,             DECEMBER 31,     SEPTEMBER 30,
                                                                      2002           2001              2002              2002
                                                                  -----------     -----------       ----------        ----------
United States.....................................................$     6,458     $     4,777       $   49,350        $   50,366
Hungary...........................................................     10,501          11,780           30,758            28,660
                                                                  -----------     -----------       ----------        ----------
Total.............................................................$    16,959     $    16,557       $   80,108        $   79,026
                                                                  ===========     ===========       ==========        ==========

---------
(1) Revenues are attributed to the entity recognizing the sale in the interim statements, as it is not practical to accumulate every customer's country of domicile on an interim basis.
(2) Property and equipment and intangibles, net of accumulated depreciation and amortization, are based on country location of assets.


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

In April 2000, the Company acquired a 45% preferred membership interest in Hardcore Composites Operations LLC ("Hardcore Composites"). Hardcore Composites designs and manufactures composite structures for the civil infrastructure market. In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its interests in Hardcore Composites, which was completed in March 2002.

The Company's consolidated financial statements for the first quarter ended December 31, 2001 account for Hardcore Composites as a discontinued operation. Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

The Company's carbon fiber manufacturing capacity continues to be underutilized. Carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. The Company's strategy for near-term sales increases was to rely primarily on what had been two fast-growing commercial markets (conductive plastics used in electronic products and sporting goods). In fiscal 2001, the growth in these two markets slowed dramatically. In addition, sales of carbon fibers into commercial markets have been slower to develop than expected due to long lead times in product development for large-scale applications. For these reasons, the Company has temporarily idled a significant part of the plant in Abilene, Texas. The excess capacity costs related to the carbon fiber business totaled $1.3 million in the fiscal quarter ended December 31, 2002 compared to $1.8 million for the fiscal quarter ended December 31, 2001.



RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED
-------------------------------------------------------------------
DECEMBER 31, 2001
-----------------

The Company's sales increased $0.4 million, or 2.4%, to $17.0 million in the first quarter of fiscal 2003 from $16.6 million in the first quarter of fiscal 2002. Carbon fiber sales decreased 7.9% ($0.6 million) to $7.2 million in the first quarter of fiscal 2003 from $7.8 million in the first quarter of fiscal 2002. Carbon fiber sales decreased due to worldwide excess carbon fiber capacity that resulted in distressed pricing across most existing markets and by weakened economic conditions globally. Sales of acrylic and other products produced at Zoltek Rt. increased by $1.0 (11.5%) million to $9.8 million in the first quarter of fiscal 2003 compared to $8.8 million in the first quarter of fiscal 2002. Overall, demand in the textile markets remains depressed due to continued weakened economic conditions globally and particularly, in the primary European markets in which Zoltek Rt. competes.

Gross profit was flat at $2.0 million (12.1% of sales) in the first quarter of fiscal 2003 and in the first quarter of fiscal 2002. Gross profit on carbon fibers increased by $0.5 million to $1.4 million (19.2% of sales) in the first quarter of fiscal 2003 compared to $0.9 million (11.5% of sales) in the first quarter of fiscal 2002 due to improved product mix. Gross profit on specialty products decreased to $0.7 million (7.0% of sales) in the first quarter of fiscal 2003 from $1.1 million (12.1% of sales) in the first quarter of fiscal 2002 primarily due to weak demand for acrylic products and an unfavorable product mix.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the idled Abilene, Texas facility. These costs include depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.3 million during the first quarter of fiscal 2003 and $1.8 million in the first quarter of fiscal 2002. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications.

Application and development costs were $0.9 million in the first quarter of fiscal 2003 and $1.0 million in the first quarter of fiscal 2002. These costs include product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile manufacturing, fire / heat barrier, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

Selling, general and administrative expenses increased $0.2 million to $2.6 million, or 15.7% of sales, in the first quarter of fiscal 2003 from $2.4 million or 14.7% of sales, in the first quarter of fiscal 2002 primarily due to the adverse effect of the exchange rate of the Hungarian currency.

Interest expense increased $0.1 million to $0.5 million for the first quarter of fiscal 2003 from $0.4 million in the first quarter of fiscal year 2002, as a result of higher borrowings under the Company's credit facility.

In fiscal 2001, the Company recorded a valuation allowance against substantially all of its deferred tax assets due to the uncertainty of generating positive income in the near foreseeable future. As such, during the first quarter of fiscal 2003 and fiscal 2002, the Company reported a nominal income tax benefit / expense. The Company recognizes income taxes in the United States and Hungary based on income before income taxes. Included in the provision for income taxes are gross receipts taxes charged by the Hungarian local taxing authorities, as well as the statutory income taxes (18% Hungarian rate).

The foregoing resulted in a net loss from continuing operations of $3.2 million for the first quarter of fiscal 2003 compared to a net loss from continuing operations of $3.7 million for the first quarter of fiscal 2002. Similarly, the Company reported a net loss from continuing operations per share of $0.19 and $0.23 on a basic and diluted basis for the first quarter of fiscal 2003 and fiscal 2002, respectively. The weighted average common shares outstanding were 16.3 million for the first quarter of fiscal 2003 and for the first quarter of fiscal year 2002.

In the first quarter of fiscal 2002, the Company disposed of its 45% interest in Hardcore Composites. The net loss from discontinued operations for first quarter of fiscal 2002 included a $0.6 million loss from the results of operations of Hardcore Composites, or $0.04 per share on a basic and diluted basis.

The net loss for the first quarter of fiscal 2003 was $3.2 million, or $0.19 per share on a basic and diluted basis, compared to a net loss of $4.4 million, or $0.27 per share in the first quarter of fiscal 2002.

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

The Company was not in compliance with a certain financial covenant under its credit agreement with Southwest Bank as of December 31, 2002. The credit agreement with Southwest Bank was due to expire on May 11, 2003 and any outstanding borrowings would have been due and immediately payable on that date. Total borrowings under the credit agreement were $12.0 million at December 31, 2002.

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

In May 2001, the Company's Hungarian subsidiary entered into an expanded credit facility, to $12.0 million from $6.0 million, with Raiffeisen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility and a $2.0 working capital facility, both expiring in November 2003 and a $4.0 million capital investment facility that expires in 2006. The factoring facility and the working capital facility are one-year agreements renewable each year. Borrowings against the Raiffeisen credit facility cannot be used in Zoltek's U. S. operations.

The Company reported working capital of $8.9 million at December 31, 2002 compared to working capital of $9.9 million at September 30, 2002. The decrease in working capital from September 30, 2002 to December 31, 2002 was primarily due to an increase in the Company's accounts payable. The Company's continuing operations provided $0.2 million of cash during the first quarter of fiscal 2003 versus using $0.9 million in the first quarter of fiscal 2002. The Company has taken steps to rationalize its work force to reflect current and near-term demand, to reduce other operating expenses until customer demand improves and to decrease carbon fiber inventories. At December 31, 2002, the Company reported cash and cash equivalents of $0.7 million and had available $2.1 million of unused borrowings under its credit facilities ($0.8 million available from Southwest Bank for its U. S. based subsidiaries and $1.3 million available from Raiffeisen Bank Rt. for its Hungarian subsidiary).

Current maturities of long-term debt at December 31, 2002 included $12.0 million of the U.S. credit facility the stated terms of which would have matured in May 2003 had the credit facility not been amended and had the convertible debt agreement not been completed, plus approximately $2.0 million related to various mortgages.

The Company believes its financial position has been improved as a result of operating cost reductions, including the rationalization of its work force and the reduction of operating expenses and the recent amendment to its bank credit facility and convertible debenture financing. Management believes that the Company's financial resources remain adequate to support the execution of its strategic plans. However, failure to comply with its obligations under its amended credit facilities, manage costs, and increase carbon fiber sales on a timely basis would have a material adverse effect on the Company's results of operations and financial condition. Management will seek to fund its continuing operations from bank borrowings and to continue to closely manage the Company's working capital. The Company does not believe that any impairment exists relative to its capital investments as it is still forecasting an improvement in the long-term carbon fibers markets within a reasonable forecasting range of one to two years.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first quarter of fiscal 2003, the Company made capital expenditures of $0.3 million for various projects compared to $0.7 million during the corresponding period of fiscal 2002. These expenditures were financed principally with borrowings. The Company expects capital expenditures to total less than $1.0 million in fiscal 2003 unless near term demand increases significantly.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Outlined below are accounting policies that Zoltek believes are key to a full understanding of the Company's operations and financial results. All of the Company's accounting policies are in compliance with U. S. generally accepted accounting principles (GAAP).

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

Application and development expenses

The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $0.8 million and $1.0 million in the first quarter of fiscal 2003 and 2002, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses will be incurred in future periods.

Unused capacity costs

The Company is currently not operating its continuous carbonization lines located at the Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $1.3 million and $1.8 million for the quarters ended December 31, 2002 and 2001, respectively and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, management intends to return the Abilene, Texas facility to service in fiscal 2003. However, until the facility is operating at certain production levels, these unused capacity costs will continue to be incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facilities. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At December 31, 2002, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt would result in a $0.3 million increase in interest expense based on the debt levels at December 31, 2002.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zotlek Rt. translated into U.S. dollars using period-end exchange rates was $19.5 million and $16.3 million at December 31, 2002 and December 31, 2001, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at December 31, 2002 and December 30, 2001 amounted to $2.9 million and $2.0 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt. and does not believe these risks will have a material adverse impact on the Company's results of operations or financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of December 31, 2002, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           ZOLTEK COMPANIES, INC.


PART II. OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a) Exhibits: 99.1 Certification of Zsolt Rumy pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                           Exhibits: 99.2 Certification of James F. Whalen pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended December 31, 2002.


                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Zoltek Companies, Inc.
                                                   (Registrant)


Date: February 18, 2003                By:      /s/ JAMES F. WHALEN
      -----------------                   ---------------------------------
                                                   James F. Whalen
                                               Chief Financial Officer

I, Zsolt Rumy, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Zoltek Companies, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c)      presented in this quarterly report our
                           conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 18, 2003                       /s/ Zsolt Rumy
                                        --------------------------------
                                        Zsolt Rumy
                                        Chief Executive Officer

I, James F. Whalen, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Zoltek Companies, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c)      presented in this quarterly report our
                           conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 18, 2003                       /s/ James F. Whalen
                                        --------------------------------
                                        James F. Whalen
                                        Chief Financial Officer