Form 10-Q
period 2003-03-31
ZOLTEK COMPANIES INC
filed 2003-05-15
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549





                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934







For the quarter ended March 31, 2003              Commission File No. 0-20600
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes      No  x
    ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 14, 2003, 16,297,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                   ZOLTEK COMPANIES, INC.

                                                 CONSOLIDATED BALANCE SHEET
                                                 --------------------------
                                 (Amounts in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                 MARCH 31,     SEPTEMBER 30,
ASSETS                                                                                             2003            2002
----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents.................................................................$      378       $      685
     Accounts receivable, less allowance for doubtful accounts of $826 and
       $742, respectively......................................................................    11,539           11,749
     Inventories...............................................................................    27,296           27,081
     Other current assets......................................................................     1,409            1,424
                                                                                               ----------       ----------
          Total current assets.................................................................    40,622           40,939
Property and equipment, net....................................................................    78,369           78,415
Other assets...................................................................................     3,102            2,068
                                                                                               ----------       ----------
          Total assets.........................................................................$  122,093       $  121,422
                                                                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Short-term notes payable..................................................................$    1,167       $        -
     Current maturities of long-term debt......................................................    25,959           14,014
     Trade accounts payable....................................................................    12,610           12,535
     Accrued expenses and other liabilities....................................................     3,311            4,518
                                                                                               ----------       ----------
          Total current liabilities............................................................    43,047           31,067
Other long-term liabilities....................................................................       732              752
Long-term debt, less current maturities........................................................     6,858           13,699
                                                                                               ----------       ----------
          Total liabilities....................................................................    50,637           45,518
                                                                                               ----------       ----------

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,297,338 shares issued and outstanding................................................       163              163
     Additional paid-in capital................................................................   109,269          108,897
     Retained deficit..........................................................................   (24,356)         (16,903)
     Accumulated other comprehensive loss......................................................   (13,620)         (16,253)
                                                                                               ----------       ----------
          Total shareholders' equity...........................................................    71,456           75,904
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ..........................................$  122,093       $  121,422
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

                                                       ZOLTEK COMPANIES, INC.

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                ------------------------------------
                                           (Amounts in thousands, except per share data)
                                                            (Unaudited)


                                                                        THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                                                        ----------------------------   --------------------------
                                                                              2003        2002              2003        2002
----------------------------------------------------------------------------------------------------------------------------------
Net sales................................................................$    15,944  $    17,448       $    32,903  $    34,005
Cost of sales............................................................     14,810       14,989            29,712       29,594
                                                                         -----------  -----------       -----------  -----------
     Gross profit........................................................      1,134        2,459             3,191        4,411
Available unused capacity costs..........................................      1,431        1,462             2,757        3,216
Application and development costs........................................        910          964             1,780        1,994
Selling, general and administrative expenses.............................      2,528        2,634             5,217        5,028
                                                                         -----------  -----------       -----------  -----------
     Operating loss from continuing operations...........................     (3,735)      (2,601)           (6,563)      (5,827)
Other income (expense):
     Interest expense....................................................       (455)        (355)             (933)        (774)
     Interest income.....................................................         14            7                34           14
     Other, net..........................................................        (15)          49               (34)           9
                                                                         -----------  -----------       -----------  -----------
         Loss from continuing operations before income taxes.............     (4,191)      (2,900)           (7,496)      (6,578)
Income tax expense (benefit).............................................         91           27               (43)          72
                                                                         -----------  -----------       -----------  -----------
     Net loss from continuing operations.................................     (4,282)      (2,927)           (7,453)      (6,650)
Discontinued operations:
     Operating loss, net of taxes........................................          -         (382)                -       (1,030)
     Gain on disposal of discontinued operations.........................          -        1,319                 -        1,319
                                                                         -----------  -----------       -----------  -----------
         Net gain on discontinued operations, net of taxes...............          -          937                 -          289
                                                                         -----------  -----------       -----------  -----------
Net loss.................................................................$    (4,282) $    (1,990)      $    (7,453) $    (6,361)
                                                                         ===========  ===========       ===========  ===========

Net loss per share:
     Basic and diluted loss per share:
         Continuing operations..........................................$      (0.26) $     (0.18)      $     (0.46) $     (0.41)
         Discontinued operations........................................           -         0.06                 -         0.02
                                                                        ------------  -----------       -----------  -----------
              Total.....................................................$      (0.26) $     (0.12)      $     (0.46) $     (0.39)
                                                                        ============  ===========       ===========  ===========
Weighted average common and common equivalent shares outstanding.........     16,297       16,285            16,297       16,285





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

                                                    ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                             ------------------------------------
                                                    (Amounts in thousands)
                                                         (Unaudited)


                                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                                --------------------------
                                                                                                  2003             2002
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................$    (7,453)     $    (6,361)
      Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
           Gain from discontinued operations.................................................           -             (289)
           Depreciation and amortization......................................................      3,133            3,159
           Unrealized foreign exchange (gain) loss............................................        (60)             (65)
           Other, net.........................................................................        (25)             (11)
           Changes in assets and liabilities:
                 Decrease in accounts receivable..............................................      1,017              959
                 Decrease in inventories......................................................        890              211
                 (Increase) decrease in prepaid expenses and other assets.....................         33             (574)
                 Increase (decrease) in trade accounts payable................................       (722)              87
                 Increase (decrease) in accrued expenses and other liabilities................       (161)             337
                 Increase (decrease) in other long-term liabilities...........................       (574)             376
                                                                                              -----------      -----------
                      Total adjustments.......................................................      3,531            4,190
                                                                                              -----------      -----------
      Net cash used by continuing operations..................................................     (3,922)          (2,171)
      Net cash used by discontinued operations................................................          -             (262)
                                                                                              -----------      -----------
Net cash used by operating activities.........................................................     (3,922)          (2,433)
                                                                                              -----------      -----------

Cash flows from investing activities:
      Payments for purchase of property and equipment.........................................       (716)          (1,119)
      Proceeds from sale of property and equipment............................................        104
                                                                                              -----------      -----------
Net cash used by investing activities.........................................................       (612)          (1,073)
                                                                                              -----------      -----------

Cash flows from financing activities:
      Proceeds from issuance of notes payable.................................................     12,187            4,234
      Repayment of notes payable..............................................................     (7,968)            (300)
                                                                                              -----------      -----------
Net cash provided by financing activities.....................................................      4,219            3,934
                                                                                              -----------      -----------
Effect of exchange rate changes on cash.......................................................         10               (1)
                                                                                              -----------      -----------
Net increase (decrease) in cash...............................................................       (307)             427
Cash and cash equivalents at beginning of period..............................................        685              667
                                                                                              -----------      -----------
Cash and cash equivalents at end of period....................................................$       378      $     1,094
                                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
      Interest................................................................................$       910      $       758
      Income taxes............................................................................$         -      $         -





                    The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------


1.   UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations as of the dates and for the periods presented. These financial statements should be read in conjunction with the Company's 2002 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2003.

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

The consolidated balance sheets of the Company's international subsidiary, Zoltek Rt., were translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect during the periods presented. Adjustments resulting from the translation of financial statements are reflected as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. are included in the results of operations. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles and on a consistent basis with the consolidated financial statements as of and for the fiscal year ended September 30, 2002. All significant inter-company transactions and balances have been eliminated upon consolidation.

3.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites, which designs and manufactures composite structures for the civil infrastructure market. The Company acquired its interest in Hardcore Composites in the third quarter of fiscal 2000. From the date of acquisition until disposition, the financial statements of Hardcore Composites were consolidated with the Company due to the ability to directly control the operations. On March 1, 2002, the Company completed the sale of its interest in Hardcore Composites to the 55% majority owner. (For further discussion see Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report.)

The Company has reported the results of operations of Hardcore as discontinued operations for fiscal 2002 in the consolidated statement of operations. Certain information with respect to the discontinued operations of Hardcore Composites for the three- and six-month periods ended March 31, 2002 is summarized as follows (amounts in thousands):

                                                                                     THREE MONTHS          SIX MONTHS
                                                                                    ENDED MARCH 31,      ENDED MARCH 31,
                                                                                         2002                 2002
                                                                                    ---------------      ---------------
         Net sales..................................................................   $      90           $     408
         Cost of sales..............................................................         265                 886
                                                                                       ---------           ---------
         Gross loss.................................................................        (175)               (478)
         Selling, general and administrative expenses...............................         200                 534
                                                                                       ---------           ---------
         Loss from operations.......................................................        (375)             (1,013)
         Other expenses.............................................................          (7)                (17)
                                                                                       ---------           ---------
         Net loss from operations...................................................        (382)             (1,030)
         Gain on disposal of discontinued operations................................       1,319               1,319
                                                                                       ---------           ---------
         Net gain on discontinued operations, net of taxes..........................   $     937           $     289
                                                                                       =========           =========

4.   COMPREHENSIVE LOSS

Comprehensive loss for the three- and six-month periods ended March 31, 2003 and 2002 was as follows (amounts in thousands):

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                        2003                2002
                                                                                     -----------         -----------
          Net loss.................................................................  $    (4,282)         $  (1,990)
          Foreign currency translation adjustment..................................           83               (542)
                                                                                     -----------          ---------
          Comprehensive loss.......................................................  $    (4,200)         $  (2,532)
                                                                                     ===========          =========
                                                                                       SIX MONTHS ENDED MARCH 31,
                                                                                       --------------------------
                                                                                        2003                2002
                                                                                     -----------         -----------
          Net loss.................................................................  $    (7,453)         $  (6,361)
          Foreign currency translation adjustment..................................        2,633                232
                                                                                     -----------          ---------
          Comprehensive loss.......................................................  $    (4,820)         $  (6,129)
                                                                                     ===========          =========

5.   DEBT

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the U.S. term loan and revolving line of credit from Southwest Bank apply to the Company on a consolidated basis.

In May 2001, the Company entered into a two-year credit facility with Southwest Bank of St. Louis (Southwest Bank) in the amount of $14.0 million. The credit facility is structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In conjunction therewith, the Company repaid borrowings of $9.0 million plus accrued interest and terminated the previous credit facility. Borrowings under this revolving credit facility are based on a formula of eligible accounts receivable and eligible inventory of the Company and its U.S. based subsidiaries. The outstanding loans under the credit facility bear interest at the prime interest rate. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio, inventory turn ratio and capital expenditures. The Company issued warrants to Southwest Bank to purchase 12,500 shares of common stock of the Company at an exercise price of $5.00 per share, exercisable at any time during a five-year period from the date of the loan. The fair value of the warrants, at the time of the grant, was estimated to be $48,000.

In December 2001, the Company amended its credit agreement with Southwest Bank to waive the debt coverage ratio covenant for the first two quarters of fiscal 2002, and modify the current ratio, the inventory turn ratio and the debt coverage ratio covenants for quarters subsequent to the second quarter of fiscal 2002. In June 2002, the Company amended the credit agreement with Southwest Bank to waive the debt coverage ratio and the inventory turn ratio covenants for the remainder of fiscal 2002, modify the current ratio covenant for the third and fourth quarters of fiscal 2002, and lower the maximum advance on inventory covenant for quarters subsequent to the third quarter of fiscal 2002. In consideration for these concessions by Southwest Bank, the Company paid fees of $50,000. The interest rate was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with Southwest Bank of St. Louis. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (due January 31, 2004). Borrowings under the new facility are based on a formula of eligible accounts receivable and inventory of the Company's U.S. based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. The amended credit agreement waived the debt coverage ratio for the first quarter of fiscal 2003. Total and available borrowings under the revolving credit agreement were $2.0 million and $3.0 million at March 31, 2003, respectively.

The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company agreed to issue and sell to 14 individuals, including directors Messrs. Bealke, Dill, McDonnell and Rumy, subordinated convertible debentures in the aggregate principal amount of $8.1 million. The subordinated convertible debentures mature in five years, bear interest at 7% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also agreed to issue to the individual investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the warrants, at the time of the grant, was estimated to be $376,650. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

In May 2001, the Company's Hungarian subsidiary entered into a credit facility with Raiffeissen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Raiffeissen debt is due on November 30, 2003, therefore, $10.46 million of this debt was classified to current debt on the balance sheet as of March 31, 2003. In March 2003, the Hungarian subsidiary entered into a credit agreement with K&H/Exim Bank Rt. for $2.2 million. The facility consists of a bank guarantee, factoring and mortgages and expires September 30, 2004. Total borrowings of Zoltek Rt. was $13.3 million at March 31, 2003. Borrowings against the Raiffeissen and K&H credit facilities cannot be used in Zoltek's U.S. operations.

The Company was not in compliance with the debt coverage covenant under its amended credit agreement with Southwest Bank as of March 31, 2003. Additionally, as a result of re-classification of the Hungarian debt to current obligation, the working capital and current ratio covenants also became non-compliant. The Company is seeking to obtain a waiver of the covenants from Southwest Bank and an extension of the Raiffeissen debt. The Company believes this will be accomplished in the near future after additional information is provided to the banks, however, there can be no assurance that such waiver and extension will be obtained on terms favorable to the Company or at all. As a result of these covenant non-compliances, $3.1 million of the Southwest Bank debt has been classified as current at March 31, 2003.

Additionally, the subordinated convertible debentures contain certain cross-default provisions related to the Company's other debt agreements. Accordingly, the covenant non-compliances under the Southwest Bank debt at March 31, 2003 result in the possibility of a default event being declared by the subordinated convertible debenture holders which would result in that debt being immediately due and payable. As a result, the Company has classified the $8.1 million of debentures as current at March 31, 2003. The Company believes, for the foreseeable future, it is unlikely the holders of the subordinated convertible debentures would call the debt in the event covenant waivers cannot be obtained from Southwest Bank.

6.  STOCK OPTION PLAN

At March 31, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                          --------------------------
                                                                                            2003              2002
                                                                                        -----------       -----------
         Reported net loss..............................................................$    (7,453)      $    (6,361)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects...................       (186)             (358)
                                                                                        -----------       -----------
         Pro forma net loss.............................................................$    (7,639)      $    (6,719)
                                                                                        ===========       ===========
         Reported diluted loss per share................................................$     (0.46)      $     (0.39)
                                                                                        ===========       ===========
         Pro forma diluted loss per share...............................................$     (0.47)      $     (0.41)
                                                                                        ===========       ===========

7.   SEGMENT INFORMATION

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

The Carbon Fibers segment manufactures carbon fibers used as reinforcement material in aircraft brakes, low-cost carbon fibers for reinforcement of composites, oxidized acrylic fibers for heat/fire barrier applications, resin coated carbon fibers and composite manufacturing equipment. It also facilitates development of product and process applications to increase the demand for carbon fibers as the Company seeks to aggressively market carbon fibers for commercial applications. The Carbon Fiber segment is located geographically in the United States and Hungary.

The Specialty Products segment manufactures and markets acrylic fibers and nylon fibers to the textile industry and nylon compounds and industrial materials in European markets. The Specialty Products segment is located in Hungary. The following table presents financial information on the Company's operating segments as of March 31, 2003 and September 30, 2002 and for the three- and six- month periods ended March 31, 2003 and 2002 (in thousands):

                                                                                 THREE MONTHS ENDED MARCH 31, 2003
                                                                                 ---------------------------------
                                                                                            (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                                                    Carbon          Specialty           and
                                                                    Fibers           Products      Eliminations          Total
                                                                -------------     -------------    -------------     -------------
Net sales.....................................................  $     6,621       $     9,323      $         -       $    15,944
Available unused capacity expenses............................        1,431                 -                -             1,431
Operating loss................................................       (2,029)             (812)            (894)           (3,735)
Depreciation and amortization expense.........................        1,264               238               60             1,562
Capital expenditures..........................................          291                68               12               371

                                                                                 THREE MONTHS ENDED MARCH 31, 2002
                                                                                 ---------------------------------
                                                                                            (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                                                    Carbon          Specialty           and
                                                                    Fibers           Products      Eliminations          Total
                                                                -------------     -------------    -------------     -------------
Net sales.....................................................  $     7,997       $     9,451      $         -       $    17,448
Available unused capacity expenses............................        1,462                 -                -             1,462
Operating loss................................................         (932)             (702)            (967)           (2,601)
Depreciation and amortization expense.........................        1,295               194               80             1,569
Capital expenditures..........................................          259               179               15               453

                                                                                  SIX MONTHS ENDED MARCH 31, 2003
                                                                                  -------------------------------
                                                                                            (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                                                    Carbon          Specialty           and
                                                                    Fibers           Products      Eliminations          Total
                                                                -------------     -------------    -------------     -------------
Net sales.....................................................  $    13,785       $    19,118      $         -       $    32,903
Available unused capacity expenses............................        2,757                 -                -             2,757
Operating loss................................................       (3,667)           (1,335)          (1,561)           (6,563)
Depreciation and amortization expense.........................        2,538               466              129             3,133
Capital expenditures..........................................          554               150               12               716

                                                                                  SIX MONTHS ENDED MARCH 31, 2002
                                                                                  -------------------------------
                                                                                            (Unaudited)
                                                                                                     Corporate
                                                                                                   Headquarters
                                                                    Carbon          Specialty           and
                                                                    Fibers           Products      Eliminations          Total
                                                                -------------     -------------    -------------     -------------
Net sales.....................................................  $    15,772       $    18,233      $         -       $    34,005
Available unused capacity expenses............................        3,216                 -                -             3,216
Operating loss................................................       (3,629)             (351)          (1,847)           (5,827)
Depreciation and amortization expense.........................        2,612               385              162             3,159
Capital expenditures..........................................          661               434               24             1,119




                                                                                           TOTAL ASSETS
                                                                                           ------------
                                                                                            (Unaudited)
                                                                                                      Corporate
                                                                                                    Headquarters
                                                                    Carbon          Specialty           and
                                                                    Fibers           Products       Eliminations           Total
                                                                -------------     --------------   ------------------   -----------
March 31, 2003................................................  $    99,329       $    27,295      $    (4,531)         $  122,093
September 30, 2002............................................       99,511            25,024           (3,113)            121,422

GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------

                                                                               REVENUES (1)
                                                                               ------------               LONG-LIVED ASSETS (2)
                                                                             SIX MONTHS ENDED             ---------------------
                                                                                 MARCH 31,               MARCH 31,  SEPTEMBER 30,
                                                                            2003          2002             2003         2002
                                                                         -----------  -----------       ----------- -------------
United States............................................................$     9,499  $    11,881       $    47,831  $    50,366
Hungary..................................................................     23,404       22,124            30,538       28,660
                                                                         -----------  -----------       -----------  -----------
Total....................................................................$    32,903  $    34,005       $    78,369  $    79,026
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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company's mission is to commercialize the use of carbon fibers as reinforcement in advanced composite materials. The Company believes it is the lowest cost producer of carbon fibers. Its marketing strategy is designed to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, wind energy, oil and gas production and other industries. The Company also manufactures and markets oxidized acrylic fibers for fire and heat resistant applications. The Company believes its strategy of introducing the low-cost carbon fibers into high potential end users has been well received. The Company is participating in selected ongoing significant development projects in these application categories. The Company expects that certain of these emerging applications will be introduced in the relatively near future.

As the Company pursues its strategic markets, it is the leader in the supply of carbon fibers to the aircraft brake industry. The Company also participates in traditional carbon fiber markets, such as sporting goods and conductive thermoplastic manufacturing. The Company also sells acrylic and nylon fibers into the textile markets and manufactures other specialty products to generate sales and profits to partially fund the development of the major carbon fibers applications.

The Company introduced its carbon fibers strategic plan in 1995 to develop a low cost raw material source, low cost process and processing equipment and build significant capacity while encouraging growth of significant new applications. While the Company succeeded in developing its infrastructure, the large volume applications have been much slower to develop than initially anticipated. Although the Company has not achieved the profitability it expected by this time, the Company believes that feedback from the marketplace provides evidence that the strategy is valid. In order to facilitate the strategic development of the targeted applications to support the Company's strategy, management believes it is necessary to provide direct input into the composites value chain by supplying composite engineering and design technology, composite processing technology and the ability to create integrated product solutions utilizing composite materials. The Company acquired several businesses to facilitate its objective. These acquisitions included Zoltek Materials Group and Entec Composite Machines.

Carbon fiber sales in current markets have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. The Company's strategy for near-term sales increases was to rely primarily on what had been two growing commercial markets (conductive plastics used in electronic products and sporting goods). In fiscal 2001, these two markets softened and eventually declined dramatically. As a consequence of the delays in market development, the Company's carbon fiber manufacturing capacity continues to be underutilized. For these reasons, the Company has temporarily idled a significant part of the plant in Abilene, Texas. The excess capacity costs related to the carbon fiber business totaled $2.8 million for the six months ended March 31, 2003 compared to $3.2 million for the six months ended March 31, 2002. Although the current financial results do not justify maintaining the current manufacturing capacity and facilities, the Company believes that the progress in new application and market development justifies the maintenance of this idle capacity.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------

The Company's sales decreased $1.5 million, or 8.6%, to $15.9 million in the second quarter of fiscal 2003 from $17.4 million in the second quarter of fiscal 2002. Carbon fiber sales decreased 17.2% ($1.4 million) to $6.6 million in the second quarter of fiscal 2003 from $8.0 million in the second quarter of fiscal 2002. Carbon fiber sales decreased due to depressed demand from aircraft brake customers, reflecting the worldwide decline in the airline industry. Sales of acrylic and other products produced at Zoltek Rt. decreased by $0.1 million (1.4%) to $9.3 million in the second quarter of fiscal 2003 compared to $9.4 million in the second quarter of fiscal 2002. Overall, demand in the textile markets remains depressed due to continued weakened economic conditions globally and particularly, in the primary European markets in which Zoltek Rt. competes. The Company expects these depressed conditions impacting the carbon fiber and acrylic markets to continue throughout the remainder of fiscal 2003.

Gross profit decreased $1.3 million to $1.1 million (7.1% of sales) in the second quarter of fiscal 2003 from $2.4 million (14.1%) in the second quarter of fiscal 2002. Gross profit on carbon fibers decreased by $1.1 million to $0.8 million (12.2% of sales) in the second quarter of fiscal 2003 compared to $1.9 million (23.3% of sales) in the second quarter of fiscal 2002, due primarily to decreased selling margins and curtailed operations. The carbon fibers business has been impacted from industry-wide excess capacity that resulted in distressed pricing across most existing markets. Gross profit on specialty products decreased to $0.3 million (3.5% of sales) in the second quarter of fiscal 2003 from $0.6 million (6.3% of sales) in the second quarter of fiscal 2002 primarily due to weak demand for acrylic products.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facility. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.4 million during the second quarter of fiscal 2003 and $1.5 million in the second quarter of fiscal 2002. The Company believes it is necessary to maintain available capacity to encourage and facilitate the development of significant new large-scale applications.

Application and market development project direct costs were $0.9 million in the second quarter of fiscal 2003 and $1.0 million in the second quarter of fiscal 2002. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile manufacturing, fire/heat barrier, alternate energy technologies and deep sea oil drilling.

Selling, general and administrative expenses decreased $0.1 million to $2.5 million in the second quarter of fiscal 2003 from $2.6 million in the second quarter of fiscal 2002 primarily due to cost cutting measures.

Interest expense increased $0.1 million to $0.5 million for the second quarter of fiscal 2003 from $0.4 million in the second quarter of fiscal year 2002, as a result of increased interest payable under the Company's amended credit facility and the issuance of convertible subordinated debentures in February 2003.

The foregoing resulted in a net loss from continuing operations of $4.3 million for the second quarter of fiscal 2003 compared to a net loss from continuing operations of $2.9 million for the second quarter of fiscal 2002. Similarly, the Company reported a net loss from continuing operations per share of $0.26 and $0.18 on a basic and diluted basis for the second quarter of fiscal 2003 and fiscal 2002, respectively. The weighted average common shares outstanding were 16.3 million for both the second quarter of fiscal 2003 and the second quarter of fiscal 2002.

In the second quarter of fiscal 2002, the Company disposed of its 45% interest in Hardcore Composites. The $0.9 million net gain from discontinued operations for the second quarter of fiscal 2002 included a $0.4 million loss from the results of operations and a $1.3 million gain on disposal, or $0.06 per share on a basic and diluted basis.

The net loss for the second quarter of fiscal 2003 was $4.3 million, or $0.26 per share on a basic and diluted basis, compared to a net loss of $2.0 million, or $0.12 per share in the second quarter of fiscal 2002.

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002
---------------------------------------------------------------------------

The Company's sales decreased 3.2% ($1.1 million) to $32.9 million in fiscal 2003 from $34.0 million in fiscal year 2002. Carbon fiber sales decreased 12.6% ($2.0 million) to $13.8 million in fiscal 2003 from $15.8 million in fiscal 2002. Carbon fiber sales decreased due to depressed demand from aircraft brake customers, reflecting the worldwide decline in the airline industry. Sales of the Specialty Products business segment increased by 4.9% ($0.9 million) to $19.1 million in fiscal 2003 compared to $18.2 million in fiscal 2002. Overall, demand in the textile markets remains depressed due to continued weakened economic conditions globally and particularly, in the primary European markets in which Zoltek Rt. competes. The Company expects these depressed conditions impacting the carbon fiber and acrylic markets to continue throughout the remainder of fiscal 2003.

Gross profit decreased to $3.2 million (9.7% of sales) in fiscal 2003 from $4.4 million (13.0% of sales) in the corresponding period of fiscal 2002. Gross profit from carbon fibers decreased $0.6 million (23.3%) in fiscal 2003 to $2.2 million (15.8% of sales) from $2.8 million (18.0% of sales) for fiscal 2002. Gross margin on carbon fibers decreased primarily due to a decrease in selling margins. The carbon fibers business has been impacted from industry-wide excess capacity that resulted in distressed pricing across most existing markets. Gross profit on specialty products decreased 38.7%, or $0.6 million, from $1.6 million in fiscal 2002 to $1.0 million in fiscal 2003. Gross margin on specialty products decreased to 5.3% of sales for fiscal 2003 compared to 9.0% of sales for fiscal 2002 due primarily to price decreases and product mix.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $2.8 million during the first six months of fiscal 2003 and $3.2 million in the first six months of fiscal 2002. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications.

Application and development direct costs were $1.8 million in the first six months of fiscal 2003 and $2.0 million in the corresponding period of fiscal 2002. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile manufacturing, fire/heat barrier, alternate energy technologies and deep sea oil drilling.

Selling, general and administrative expenses were $5.2 million in the first six months of fiscal 2003 compared to $5.0 million in first six months of fiscal 2002. The increase in expense was primarily due to the adverse effect of the exchange rate of the Hungarian currency.

Interest expense was approximately $0.9 million for fiscal 2003 compared to $0.8 million in the corresponding period of fiscal year 2002. The increase in interest expense resulted from increased borrowings under the Company's credit facility in the first quarter and increased interest rate related to the Company's amended credit facility and the issuance of convertible subordinated debentures in February 2003.

The foregoing resulted in a net loss from continuing operations of $7.5 million for the first six months of fiscal 2003 compared to a net loss of $6.6 million for the corresponding period of fiscal 2002. Similarly, the Company reported net loss from continuing operations per share of $0.46 and $0.41 on a basic and diluted basis for the first six months of fiscal 2003 and fiscal 2002, respectively. The weighted average common shares outstanding were 16.3 million for both the first six months of fiscal 2003 and fiscal 2002.

The net gain from discontinued operations for the first six months of fiscal 2002 included a $1.0 million loss from the results of operations and a $1.3 million gain from the disposal of Hardcore Composites. The foregoing resulted in a net gain from discontinued operations of $0.3 million in the first six months of fiscal 2002, or $0.02 per share on a basic and diluted basis.

The net loss for the first half of fiscal 2003 was $7.5 million, or $0.46 per share on a basic and diluted basis, compared to a net loss of $6.4 million, or $0.39 per share in the year-to-date period of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been cash flow from operating activities and borrowings under credit facilities, supplemented with the net proceeds from three previous equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties. The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the U.S. term loan and revolving line of credit from Southwest Bank apply to the Company on a consolidated basis.

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with Southwest Bank of St. Louis. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (due January 31, 2004). Borrowings under the new facility are secured by the Company's

U.S. non-real estate assets and certain U.S. real estate assets and are based on a formula of eligible accounts receivable and inventory of the Company's U.S. based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum (6.25% at March 31, 2003).

The loan agreement contains financial covenants related to the total consolidated borrowings, working capital, debt coverage, current ratio and capital expenditures. The Company was not in compliance with the debt coverage covenant under its amended credit agreement with Southwest Bank as of March 31, 2003. Additionally, as a result of re-classification of the Hungarian debt to current obligation, the working capital and current ratio covenants also became non-compliant. The Company is seeking to obtain a waiver of the covenants from Southwest Bank. In addition, the Company is seeking to obtain alternate financing, minimizing the reliance of bank debt, however, no assurances can be made that the Company will be successful in this effort. Total and available borrowings under the credit agreement were $2.0 million and $3.0 million at March 31, 2003, respectively. If current weaknesses in carbon fibers and acrylic markets do not improve, the Company likely will be unable to comply with these financial covenants for the remainder of fiscal 2003. There can be no assurance that the Company will obtain covenant waivers or alternative financing on favorable terms or at all.

The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company issued and sold to 14 individuals, including directors Messrs. Bealke, Dill, McDonnell and Rumy, subordinated convertible debentures in the aggregate principal amount of $8.1 million. The subordinated convertible debentures mature in five years, bear interest at 7% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the warrants, at the time of the grant, was estimated to be $376,650. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

Additionally, the subordinated convertible debentures contain certain cross default provisions related to the Company's other debt agreements. Accordingly, the covenant non-compliances under the Southwest Bank debt at March 31, 2003 result in the possibility of a default event being declared by the subordinated convertible debenture holders which would result in that debt being immediately due and payable. As a result, the Company has classified the $8.1 million of debentures as current at March 31, 2003. The Company believes, for the foreseeable future, it is unlikely the holders of the subordinated convertible debentures would call the debt in the event covenant waivers cannot be obtained from Southwest Bank.

In May 2001, the Company's Hungarian subsidiary entered into an increased credit facility, to $12.0 million from $6.0 million, with Raiffeissen Bank Rt. The facility consists of a $6.0 million bank guarantee and factoring facility and a $2.0 working capital facility, both expiring in November 2003 and a $4.0 million capital investment facility that expires in 2006. The factoring facility and the working capital facility are one-year agreements renewable each year. Since the due date is less than one year, these loans are classified as current on the March 31, 2003 balance sheet. In March 2003, the Hungarian subsidiary entered into a credit agreement with K&H/Exim Bank Rt. for $2.2 million. The facility consists of bank guarantee, factoring and mortgages and expires September 30, 2004. Zoltek Rt.'s total borrowings were $13.3 million at March 31, 2003. Borrowings against the Raiffeissen and K&H credit facility cannot be used in Zoltek's U. S. operations.

Notes payable consists of promissory notes issued by the Company's Hungarian subsidiary to settle a supplier payable for advance purchases of raw material prior to published price increases with scheduled payment due dates through July 2003.

Inventories consist of the following (amounts in thousands):

                                                                                          MARCH 31,     SEPTEMBER 30,
                                                                                             2003            2002
                                                                                          ----------    -------------
         Raw materials....................................................................$   4,500       $   4,893
         Work-in-process..................................................................    1,326           1,913
         Finished goods...................................................................   20,393          18,897
         Supplies, spares and other.......................................................    1,077           1,378
                                                                                          ---------       ---------
                                                                                          $  27,296       $  27,081
                                                                                          =========       =========

The Company has taken aggressive steps to sell carbon fiber inventories to improve its cash flow. The Company has decreased the actual inventory by $0.9 million but this decrease was offset by the significant increase in the value of the Hungarian currency against the U.S. Dollar.

The Company believes its financial position has been improved as a result of operating cost reductions, including the rationalization of its work force and the reduction of operating expenses and the recent amendment to its bank credit facility and convertible debenture financing. Management believes that the Company's financial resources remain adequate to support the execution of its strategic plans. However, failure to obtain a waiver of its loan covenants compliance as of March 31, 2003,extension of the Hungarian loans, comply with its obligations under its amended credit facilities, manage costs and increase carbon fiber sales on a timely basis would have a material adverse effect on the Company's results of operations and financial condition. Management will seek to fund its continuing operations from continued sale of the excess inventory, bank borrowings and to continue to closely manage the Company's working capital.

In fiscal 2001, the Company placed $27.7 million of assets in service that were previously classified as construction in progress. These assets are primarily located at the Abilene, Texas facility. In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the Abilene operations. Management believes it may be necessary to return this facility to full operations within the next year given identified future market demand for carbon fiber products. In light of the expected resumption of manufacturing at this time, the Company does not believe that any impairment exists based on an analysis of expected future net cash flow generated from this facility over the expected remaining useful life. However, if the forecasted levels of demand do not materialize, the Company would likely be required to recognize an impairment charge with respect to the carrying value of its manufacturing assets.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first six months of fiscal 2003, the Company made capital expenditures of $0.7 million for various projects compared to $1.1 million during the corresponding period of fiscal 2002. The Company expects capital expenditures to total less than $1.0 million in the remaining of fiscal 2003 unless near-term demand increases significantly.

Since the beginning of fiscal 1994, the Company has obtained long-term financing utilizing its equity in its real estate properties. These loans are non-recourse mortgages on the Company's headquarters, the St. Charles manufacturing facility and the Salt Lake City facility. Based on the interest rates and the nature of the loans, the Company plans to repay these loans in accordance with their stated long-term amortization schedules.

A summary of significant contractual obligations is shown below. See Note 5 to the Condensed Financial Statements for discussion of the Company's debt agreements.

                                                                                  Less than                    3-5       More than
                                                                       Total       1 year      1-3 years      years       5 years
                                                                       -----      ---------    ---------    ---------    ---------
         Notes payable...............................................$  1,167     $  1,167
         Long-term debt, including current maturities................  32,817       25,959     $   1,519    $   4,469    $     870
                                                                     --------     --------     ---------    ---------    ---------
              Total debt.............................................  33,984       27,126         1,519        4,469          870
         Operating leases............................................   3,329        1,537         1,526          116          150
                                                                     --------     --------     ---------    ---------    ---------
              Total debt and operating leases........................$ 37,313     $ 28,663     $   3,045    $   4,585    $   1,020
                                                                     ========     ========     =========    =========    =========

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

Revenue recognition

The Company recognizes sales on the date title to the sold product transfers to the customer, which generally approximates the shipping date. Historically, the Company has experienced very low levels of product returns due to damaged goods or products that do not meet customer specifications. Additionally, the Company generally does not offer any volume or other incentives to encourage sales.

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

In recent years, carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. These factors combined with the high level of inventories maintained by the Company, have resulted in the Company reducing the cost of certain carbon fiber inventories to their lower estimated market values. If these industry conditions do not improve in a reasonable period of time, or further deteriorate, it is possible that the market value of certain of the Company's carbon fiber inventories may further decrease resulting in additional charges to cost of sales.

Application and development expenses

The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $1.8 million and $2.0 million in the first six months of fiscal 2003 and 2002, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

Unused capacity costs

The Company is currently not operating its continuous carbonization lines located at the Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $2.8 million and $3.2 million for the six months ended March 31, 2003 and 2002, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, management currently intends to return certain unused portions of the Abilene, Texas facility to service in fiscal 2003. However, until the facility is operating at certain production levels, these unused capacity costs will continue to be incurred.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At March 31, 2003, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt would result in a $0.3 million increase in interest expense based on the debt levels at March 31, 2003.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $18.1 million and $15.1 million at March 31, 2003 and 2002, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at March 31, 2003 and 2002 amounted to $2.8 million and $2.5 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt. and does not believe these risks will have a material adverse impact on the Company's results of operations or financial position.

                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to return to operating on a profitable basis, obtain a waiver of its debt coverage covenants as of March 31, 2003, and otherwise comply with its obligations under its credit agreements, refinance those agreements at their maturity dates, manage its excess carbon fiber production capacity and inventory levels, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them at decreasing price points and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

ITEM 4.   CONTROLS AND PROCEDURES

Based on his evaluation as of March 31, 2003, Zsolt Rumy, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant's annual meeting of shareholders was held March 10, 2003. At such meeting, the shareholders voted to adjourn the annual meeting until March 31, 2003, to allow additional time for the solicitation of proxies. The annual meeting was reconvened on March 31, 2003, and at such reconvened meeting the shareholders considered and voted upon the following:

                  1. John L. Kardos and Linn H. Bealke were reelected as directors of the registrant, with the results of the voting as follows:

                                                       Votes For         Votes Withheld       Abstain
                                                       ---------         --------------       -------
                            John L. Kardos             8,551,674              6,041          1,142,197
                            Linn H. Bealke             8,551,574              6,141          1,142,197

                           The terms of the following directors of the registrant continued after the meeting: James W. Betts, John F. McDonnell and Zsolt Rumy.

                  2. The shareholders voted to adopt and approve the Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, with the results of the voting as follows:

                                                       Votes For         Votes Withheld       Abstain
                                                       ---------         --------------       -------
                                                       8,051,708            1,586,361         61,843

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           Exhibit 99.1 - Certification of Zsolt Rumy pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K:

                           The registrant filed the following Current
                           Reports on Form 8-K during the period ended March 31, 2003:

                           1. The registrant filed a Current Report on Form 8-K on February 20, 2003, reporting under Item 5 that on February 18, 2003 the registrant completed an amendment to its existing credit facility and the sale of subordinated convertible debentures in a principal amount of $8 million to a group of 14 investors.

                           2. The registrant filed a Current Report on Form 8-K on March 14, 2003, furnishing under Item 9 certain slide presentation materials utilized at the registrant's annual meeting of shareholders held March 10, 2003.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Zoltek Companies, Inc.
                                                        (Registrant)

Date:  May 15, 2003                         By:       /s/ ZSOLT RUMY
       ------------                            --------------------------------
                                                        Zsolt Rumy
                                                   Chief Executive Officer
                                                   Chief Financial Officer

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

         (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Effective Date;

         (5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 15, 2003                                 /s/ Zsolt Rumy
                                             ----------------------------------
                                             Zsolt Rumy
                                             Chief Executive Officer
                                             Chief Financial Officer