Form 10-Q
period 2003-06-30
ZOLTEK COMPANIES INC
filed 2003-08-14
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549





                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarter ended June 30, 2003            Commission  File  No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 14, 2003, 16,307,338 shares of Common Stock, $.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                  ZOLTEK COMPANIES, INC.

                                                CONSOLIDATED BALANCE SHEET
                                                --------------------------
                                (Amounts in thousands, except share and per share amounts)

                                                        (Unaudited)
                                                                                                JUNE 30,    SEPTEMBER 30,
ASSETS                                                                                            2003          2002
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents.................................................................$      235    $      685
     Accounts receivable, less allowance for doubtful accounts of $844 and
       $742, respectively......................................................................    12,276        11,749
     Inventories...............................................................................    25,860        27,081
     Other current assets......................................................................     1,614         1,424
                                                                                               ----------    ----------
          Total current assets.................................................................    39,985        40,939
Property and equipment, net....................................................................    76,854        78,415
Other assets...................................................................................     3,101         2,068
                                                                                               ----------    ----------
          Total assets.........................................................................$  119,940    $  121,422
                                                                                               ==========    ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Short-term notes payable..................................................................$    1,125    $        -
     Actual current maturities of long-term debt...............................................    16,461        14,014
     Long-term debt reclassified due to future uncertainty of covenant compliance..............     5,465             -
     Convertible debentures reclassified due to future uncertainty of
       covenant compliance of long-term debt...................................................     8,100             -
     Trade accounts payable....................................................................    12,642        12,535
     Accrued expenses and other liabilities....................................................     4,186         4,518
                                                                                               ----------    ----------
          Total current liabilities............................................................    47,979        31,067
Other long-term liabilities....................................................................       747           752
Long-term debt, less current maturities........................................................     4,051        13,699
                                                                                               ----------    ----------
          Total liabilities....................................................................    52,777        45,518
                                                                                               ----------    ----------

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -             -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,307,338 shares issued and outstanding................................................       163           163
     Additional paid-in capital................................................................   109,289       108,897
     Retained deficit..........................................................................   (28,145)      (16,903)
     Accumulated other comprehensive loss......................................................   (14,144)      (16,253)
                                                                                               ----------    ----------
          Total shareholders' equity...........................................................    67,163        75,904
                                                                                               ----------    ----------
          Total liabilities and shareholders' equity ..........................................$  119,940    $  121,422
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

                                                      ZOLTEK COMPANIES, INC.

                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                               ------------------------------------
                                          (Amounts in thousands, except per share data)
                                                           (Unaudited)

                                                                       THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                                       ---------------------------     --------------------------
                                                                             2003         2002              2003         2002
-----------------------------------------------------------------------------------------------------------------------------------
Net sales................................................................$    15,847  $    17,806       $    48,750  $    51,811
Cost of sales............................................................     13,934       15,447            43,090       45,039
                                                                         -----------  -----------       -----------  -----------
     Gross profit........................................................      1,913        2,359             5,660        6,772
Available unused capacity costs..........................................      1,481        1,476             4,238        4,692
Application and development costs........................................        865          767             2,669        2,761
Selling, general and administrative expenses.............................      2,153        2,578             7,370        7,608
                                                                         -----------  -----------       -----------  -----------
     Operating loss from continuing operations...........................     (2,586)      (2,462)           (8,617)      (8,289)
Other income (expense):
     Interest expense....................................................       (549)        (383)           (1,482)      (1,157)
     Interest income.....................................................         22            1                56           15
     Other, net..........................................................       (575)         (45)           (1,141)         (36)
                                                                         -----------  -----------       -----------  -----------
         Loss from continuing operations before income taxes.............     (3,688)      (2,889)          (11,184)      (9,467)
Income tax expense (benefit).............................................        101       (2,694)               58       (2,622)
                                                                         -----------  -----------       -----------  -----------
     Net loss from continuing operations.................................     (3,789)        (195)          (11,242)      (6,845)
Discontinued operations:
     Operating loss, net of taxes........................................          -            -                 -       (1,030)
     Gain on disposal of discontinued operations.........................          -            -                 -        1,319
                                                                         -----------  -----------       -----------  -----------
       Net gain on discontinued operations, net of taxes.................          -            -                 -          289
                                                                         -----------  -----------       -----------  -----------
Net loss.................................................................$    (3,789) $      (195)      $   (11,242) $    (6,556)
                                                                         ===========  ===========       ===========  ===========

Net loss per share:
     Basic and diluted loss per share:
         Continuing operations..........................................$      (0.23) $     (0.01)      $     (0.69) $     (0.42)
         Discontinued operations........................................           -            -                 -         0.02
                                                                        ------------  -----------       -----------  -----------
              Total.....................................................$      (0.23) $     (0.01)      $     (0.69) $     (0.40)
                                                                        ============  ===========       ===========  ===========

Weighted average common and common equivalent shares outstanding........      16,302       16,289            16,299       16,287





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

                                                   ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ------------------------------------
                                                   (Amounts in thousands)
                                                        (Unaudited)

                                                                                               NINE MONTHS ENDED JUNE 30,
                                                                                               --------------------------
                                                                                                  2003             2002
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................$   (11,242)     $    (6,556)
      Adjustments to reconcile net loss to net cash used by operating activities:
           Gain from discontinued operations..................................................          -             (289)
           Depreciation and amortization......................................................      4,684            4,946
           Unrealized foreign exchange gain or (loss).........................................        787             (699)
           Other, net.........................................................................        (36)             (17)
           Changes in assets and liabilities:
                 Decrease in accounts receivable..............................................         66            1,530
                 Decrease in inventories......................................................      2,091              558
                 (Increase) decrease in prepaid expenses and other assets.....................        157             (336)
                 Increase (decrease) in trade accounts payable and other accrued expenses.....     (1,342)             324
                 Increase (decrease) in other long-term liabilities...........................       (274)              88
                                                                                              -----------      -----------
                      Total adjustments.......................................................      6,133            6,105
                                                                                              -----------      -----------
      Net cash used by continuing operations..................................................     (5,109)            (451)
      Net cash used by discontinued operations................................................          -             (262)
                                                                                              -----------      -----------
Net cash used by operating activities.........................................................     (5,109)            (713)
                                                                                              -----------      -----------

Cash flows from investing activities:
      Payments for purchase of property and equipment.........................................     (1,262)          (1,624)
      Other, net..............................................................................        121               69
                                                                                              -----------      -----------
Net cash used by investing activities.........................................................     (1,141)          (1,555)
                                                                                              -----------      -----------

Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants....................................         21               21
      Proceeds from issuance of long-term debt................................................     14,594            5,832
      Repayment of long-term debt.............................................................     (8,833)          (2,975)
                                                                                              -----------      -----------
Net cash provided by financing activities.....................................................      5,782            2,878
                                                                                              -----------      -----------
Effect of exchange rate changes on cash.......................................................         18              (18)
                                                                                              -----------      -----------
Net increase (decrease) in cash...............................................................       (450)             592
Cash and cash equivalents at beginning of period..............................................        685              667
                                                                                              -----------      -----------
Cash and cash equivalents at end of period....................................................$       235      $     1,259
                                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid (received) during the period for:
      Interest................................................................................$     1,489      $     1,103
      Income taxes............................................................................$         -      $    (2,731)




                   The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICY

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2002 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2003.

The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its majority-owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are reflected as other comprehensive income
(loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in the results of operations. All significant inter-company transactions and balances have been eliminated upon consolidation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148). FAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), to provide alternative methods of transition when an entity changes from the intrinsic value method to the fair-value method of accounting for stock-based employee compensation. FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosure about the effects of stock-based compensation by requiring pro forma data to be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, FAS 148 requires that the information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of FAS 148 (see Note 5).

In April 2003, the FASB issued SFAS No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company is continuing to evaluate the effects of FAS 149, but the Company does not believe its adoption will have a material impact on its financial condition and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements Nos. 5, 57, and 107 and recession of FASB Interpretation No. 34". FIN 45 requires: (1) the guarantor of debt to recognize a liability, at the inception of the guarantee, for the fair value of the obligation undertaken in issuing this guarantee, (2) indirect guarantees of debt to be recognized in the financial statements of the guarantor and (3) the guarantor to disclose the background and nature of the guarantee, the maximum potential amount to be paid under the guarantee, the carrying value of the liability associated with the guarantee and any recourse of the guarantor to recover amounts paid under the guarantee from third parties. FIN 45 rescinds all the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others; as it has been incorporated into the provisions of FIN 45. The provisions of FIN 45 are effective for all guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for the financial statements of interim and annual periods ending after December 15, 2002. Other than the guarantee of a lease obligation of Hardcore Composites, LLC described elsewhere in this report, the Company does not have any material commitments within the scope of FIN 45.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). The Company is evaluating the impact of FIN 46 but at present the Company does not believe it is the primary beneficiary of any VIEs.
                                     5

2.  DISCONTINUED OPERATIONS

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

The Company has reported the results of operations of Hardcore as discontinued operations for fiscal 2002 in the consolidated statement of operations. Certain information with respect to the discontinued operations of Hardcore Composites for the nine-month period ended June 30, 2002 is summarized as follows (amounts in thousands):

                                                                                      NINE MONTHS
                                                                                     ENDED JUNE 30,
                                                                                         2002
                                                                                     --------------
         Net sales..................................................................   $     408
         Cost of sales..............................................................         886
                                                                                       ---------
         Gross loss.................................................................        (478)
         Selling, general and administrative expenses...............................         534
                                                                                       ---------
         Loss from operations.......................................................      (1,013)
         Other expenses.............................................................         (17)
                                                                                       ---------
         Net loss from operations...................................................      (1,030)
         Gain on disposal of discontinued operations................................       1,319
                                                                                       ---------
         Net gain on discontinued operations, net of taxes..........................   $     289
                                                                                       =========

3.  COMPREHENSIVE LOSS

Comprehensive loss for the three- and nine-month periods ended June 30, 2003 and 2002 was as follows (in thousands):

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                        2003                2002
                                                                                     -----------          ---------
          Net loss.................................................................  $    (3,789)         $    (195)
          Foreign currency translation adjustment..................................         (524)             3,842
                                                                                     -----------          ---------
          Comprehensive loss.......................................................  $    (4,313)         $   3,647
                                                                                     ===========          =========

                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                         2003               2002
                                                                                     -----------          ---------
          Net loss.................................................................  $   (11,242)         $  (6,556)
          Foreign currency translation adjustment..................................        2,109              4,074
                                                                                     -----------          ---------
          Comprehensive loss.......................................................  $    (9,133)         $  (2,482)
                                                                                     ===========          =========

4.  DEBT

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from a U.S. bank apply to the Company on a consolidated basis.

US Operations - In May 2001, the Company entered into a two-year credit facility with a U.S. bank in the amount of $14.0 million. The credit facility was structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In December 2001, June 2002 and September 2002 the Company amended its credit agreement with the U.S. bank to waive and modify certain financial covenants. In consideration for these amendments, the interest rate on the term and revolving credit loans was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (due January 31, 2004). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed below. Borrowings under the new facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. Total borrowings under the revolving credit agreement were $3.9 million and the available credit under this agreement was $1.1 million at June 30, 2003.

The Company was not in compliance with the certain financial covenants under its amended credit agreement with the U.S. bank as of June 30, 2003. The Company subsequently received waivers from the U.S. bank for these financial covenant violations as of June 30, 2003. The Company currently does not anticipate that it will be in compliance with these financial covenants as of September 30, 2003 and, accordingly, the $3.3 million term loan with the U.S. bank has been classified as a current liability at June 30, 2003.

The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company agreed to issue and sell to 14 investors, including certain directors, subordinated convertible debentures in the aggregate principal amount of $8.1 million. The subordinated convertible debentures have stated maturities of five years, bear interest at 7% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the warrants, at the time of issuance, was estimated to be $376,650. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

The subordinated convertible debentures contain certain cross-default provisions related to the Company's other debt agreements. Accordingly, the covenant non-compliances under the Company's senior U.S. credit facility at June 30, 2003 resulted in the possibility of a default event being declared by the subordinated convertible debenture holders, which would result in that debt being immediately due and payable. Since the Company subsequently received waivers from its senior U.S. lender the convertible debentures are no longer in default. However, the Company currently does not anticipate that it will be in compliance with financial covenants included in the amended credit agreement with the senior U.S credit facility as of September 30, 2003. Accordingly, the Company has classified the subordinated convertible debentures as a current liability at June 30, 2003. However, in the event of future non-compliance under the Company's senior U.S. bank credit facility, the Company could request a waiver of the cross-default provision for the convertible debenture holders and believes that the holders would be receptive to such a request in conjunction with the proposed refinancing of the Company described below.

As of June 30, 2003, the Company had a balloon mortgage payment of $1.5 million on its operating facility in Salt Lake City due to a U.S. bank. The Company has not made this payment, however, the Company has agreed with the U.S. bank to renew the note with a maturity date of November 2004.

Hungarian Operations - In May 2001, the Company's Hungarian subsidiary entered into a credit facility with a Hungarian bank. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Hungarian bank debt is due on November 30, 2003. Therefore, $10.8 million of the debt is classified as current debt on the balance sheet as of June 30, 2003. The Company is seeking to obtain an extension of the Hungarian bank debt.

In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million. The facility consists of a bank guarantee, factoring and mortgages and expires September 30, 2004. The Hungarian subsidiary was not in compliance of one of its financial covenants at June 30, 2003, of which it has not requested or received a waiver. Therefore, the entire amount of the debt, $2.2 million, was classified as current at that date. Management is taking action to cure this default.

Total borrowings of the Hungarian subsidiary were $12.9 million at June 30, 2003. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Proposed Refinancing - The Company currently is seeking to obtain new financing to replace, entirely or in part, the credit agreement with the U.S. bank. The Company anticipates that this new financing will include a combination of senior, revolving, term and mortgage debt and may include additional equity investment. The Company's objective is to obtain financing that will result in substantially all of its debt that presently is classified as current will be classified as long-term. Based on indications of interest to date, the Company believes it will achieve its financing objective, including negotiating covenants that it will be able to meet in the future. However, the Company can give no assurances that it will be successful in its attempt to obtain new financing and, if the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

5.  STOCK OPTION PLAN

At June 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                 THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                                                -----------------------------      --------------------------
                                                                    2003              2002             2003           2002
                                                                -----------       -----------      -----------    -----------
Reported net loss.............................................  $    (3,789)      $      (195)     $   (11,242)   $    (6,556)
Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of tax effects..........................................           (1)             (142)            (281)          (556)
                                                                -----------       -----------      -----------    -----------
Pro forma net loss............................................  $    (3,790)      $      (337)     $   (11,523)   $    (7,112)
                                                                ===========       ===========      ===========    ===========
Reported diluted loss per share...............................  $     (0.23)      $    (0.01)      $     (0.69)   $     (0.42)
Pro forma diluted loss per share..............................  $     (0.23)      $    (0.02)      $     (0.70)   $     (0.44)

6.   SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been grouped into two reportable segments: Carbon Fibers and Specialty Products.

The Carbon Fibers segment manufactures carbon fibers used as reinforcement material in aircraft brakes, low-cost carbon fibers for reinforcement of composites, oxidized acrylic fibers for heat/fire barrier applications, resin-coated carbon fibers and composite manufacturing equipment. It also facilitates development of product and process applications to increase the demand for carbon fibers as the Company seeks to aggressively market carbon fibers for commercial applications. The Carbon Fiber's segment is located geographically in the United States and Hungary.

The Specialty Products segment manufactures and markets acrylic fibers and nylon fibers to the textile industry and nylon compounds and industrial materials in European markets. The Specialty Products segment is located in Hungary. The following table presents financial information on the Company's operating segments as of June 30, 2003 and September 30, 2002 and for the three- and nine- month periods ended June 30, 2003 and 2002 (in thousands):

                                                                                 THREE MONTHS ENDED JUNE 30, 2003
                                                                                 --------------------------------
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                   Carbon          Specialty           and
                                                                   Fibers          Products        Eliminations         Total
                                                                -----------       -----------      ------------      -----------
Net sales ......................................................$     6,711       $     9,136      $         -       $    15,847
Available unused capacity expenses..............................      1,481                 -                -             1,481
Operating loss..................................................     (2,264)              (40)            (282)           (2,586)
Depreciation and amortization expense...........................      1,216               280               55             1,551
Capital expenditures............................................        244               299                3               546








                                                                                 THREE MONTHS ENDED JUNE 30, 2002
                                                                                 --------------------------------
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                   Carbon          Specialty           and
                                                                   Fibers          Products        Eliminations         Total
                                                                -----------       -----------      ------------      -----------
Net sales ......................................................$     7,841       $     9,965      $         -       $    17,806
Available unused capacity expenses..............................      1,476                 -                -             1,476
Operating loss..................................................     (1,224)             (227)          (1,011)           (2,462)
Depreciation and amortization expense...........................      1,274               436               77             1,787
Capital expenditures............................................        226               251               28               505


                                                                                  NINE MONTHS ENDED JUNE 30, 2003
                                                                                  -------------------------------
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                   Carbon          Specialty           and
                                                                   Fibers          Products        Eliminations         Total
                                                                -----------       -----------      ------------      -----------
Net sales.......................................................$    20,496       $    28,254      $         -       $    48,750
Available unused capacity expenses..............................      4,238                 -                -             4,238
Operating loss..................................................     (5,631)           (1,143)          (1,843)           (8,617)
Depreciation and amortization expense...........................      3,754               746              184             4,684
Capital expenditures............................................        798               449               15             1,262

                                                                                  NINE MONTHS ENDED JUNE 30, 2002
                                                                                  -------------------------------
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                   Carbon          Specialty           and
                                                                   Fibers          Products        Eliminations         Total
                                                                -----------       -----------      ------------      -----------
Net sales.......................................................$    23,613       $    28,198      $         -       $    51,811
Available unused capacity expenses..............................      4,692                 -                -             4,692
Operating loss..................................................     (4,852)             (579)          (2,858)           (8,289)
Depreciation and amortization expense...........................      3,885               821              240             4,946
Capital expenditures............................................        911               685               28             1,624

                                                                                           TOTAL ASSETS
                                                                                           ------------
                                                                                                    Corporate
                                                                                                   Headquarters
                                                                   Carbon          Specialty           and
                                                                   Fibers          Products        Eliminations          Total
                                                                -----------       -----------      ------------      ------------
June 30, 2003...................................................$    96,767       $    27,658      $     (4,485)     $    119,940
September 30, 2002..............................................     99,511            25,024            (3,113)          121,422

GEOGRAPHIC INFORMATION / (IN THOUSANDS)
---------------------------------------

                                                                               REVENUES (1)
                                                                            NINE MONTHS ENDED             LONG-LIVED ASSETS (2)
                                                                            -----------------             ---------------------
                                                                           JUNE 30,    JUNE 30,           JUNE 30,  SEPTEMBER 30,
                                                                             2003        2002               2003        2002
                                                                             ----        ----               ----        ----
United States............................................................$    17,699  $    18,469       $    47,450  $    50,366
Hungary..................................................................     31,051       33,342            29,946       28,660
                                                                         -----------  -----------       -----------  -----------
Total....................................................................$    48,750  $    51,811       $    77,396  $    79,026
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company's mission is to commercialize the use of carbon fibers as a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. The performance benefits of carbon fibers - light weight, high strength and stiffness - have been demonstrated in aerospace applications for many years. Eventually carbon fibers were introduced in high performance sporting goods, but carbon fiber's high price and lack of availability prevented it from general introduction into higher volume commercial applications. The Company has developed and is implementing a strategy to manufacture and sell carbon fibers into commercial applications competitive to other materials.

In addition to its underlying strategy to penetrate future markets, the Company is the leading supplier of carbon fibers to the aircraft brake industry. Also, the Company participates in traditional carbon fiber markets, such as sporting goods and conductive thermoplastic manufacturing. The Company also manufactures and markets oxidized acrylic fibers, an intermediate product of the carbon fiber manufacturing process, for fire and heat resistant applications. The Company sells acrylic and nylon fibers into the textile markets and manufactures other specialty products in Hungary. The Company intends to sell or discontinue these products when it can utilize a significant portion of the acrylic fiber capacity to supply precursor for its carbon fiber manufacturing operations.

The Company's strategic plan of introducing low-cost carbon fibers into high potential end uses to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, wind energy, oil and gas production and other industries has been well received. The Company believes it is the lowest cost producer of carbon fibers and it is well positioned to produce sufficient volumes of carbon fibers to satisfy indicated near future demand. The Company is participating in ongoing development projects and expects that certain of these emerging applications will begin to generate significant orders during fiscal 2004.

The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-scale applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas facility. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications have been slower to develop than initially anticipated. During fiscal 2002, the Company reassessed it strategy and reconfirmed the validity of the strategy. The Company has specifically targeted three significant and emerging applications: flame retardant bedding and home furnishings, wind energy and automotive. Although the Company has not yet achieved the sales volume it had expected, development of the use of carbon fibers is continuing in each of the Company's current targeted market segments.

* Flame-retardant bedding and furniture will begin to be mandated by various state governments starting in 2004. The first regulations in place relate to the mattress products. The Company, in cooperation with a major supplier to the mattress industry, has developed a solution for the regulations put in place by the State of California. The Company believes its Pyron products will offer the best and most economical solution for this application. The California law for mattresses is scheduled to be in effect beginning January 1, 2004, and the U.S. federal regulations are expected to be substantially similar to California and are scheduled to be in place January 1, 2005. At this time it is not clear when the industry will implement the introduction of the flame resistant mattresses, but it is the Company's belief that the potential exposure to product liability will force the industry to comply when the California law requires and do so across the United States. The Company believes this application will result in significant orders in fiscal 2004.

* Wind energy is one of the fastest growing industries globally. The desire by consumers and the government support for renewable energy has been growing in the past decade. Of all the possible technologies, wind generated electricity is the most competitive and technically viable renewable energy source. The wind turbine's ability to generate electricity is increased by the square of its blade length. With 55-60 meter (approximately 175-200 feet) long blades, a wind turbine can generate 3 MW of electricity at costs competitive with fossil fuels. All the major wind turbine manufacturers have announced plans to introduce such large turbines in 2004. The length of these blades requires the use of carbon fibers. The Company has active projects to introduce these blades into full production in 2004 and we expect significant carbon fiber orders from this application in fiscal 2004.

* The Company believes that use of carbon fibers in automobiles will become the most significant application within 10 years. The performance properties of carbon fiber reinforced composites can reduce the weight of a car by 60% over steel and 35% over aluminum. This allows either a significant improvement in the car's performance and/or fuel consumption. Both are significant attributes for the automobile industry. The Company has been working with BMW exclusively to efficiently and reliably produce structural parts for automobiles. The results from this development work have been favorable. As a result, the Company believes that the introduction of carbon fibers in series production cars is imminent. The Company anticipates that significant orders will be forthcoming from BMW and other automobile manufacturers to support the introduction of products in 2005 model year and accelerate from that point forward.

Carbon fiber sales in current markets have been depressed. The aircraft brake business which has been the Company's strongest market, has been significantly affected by the events of 9/11 and the following major reduction in the number of aircraft in service and the reduced build rate of new aircraft. The other existing commercial carbon fiber markets have been affected by excess capacity across the industry and distressed pricing across most existing markets. The Company's strategy for near-term sales increases was to rely primarily on what had been growing commercial markets (conductive plastics used in electronic products and sporting goods). These markets began to decline in 1998 and no new major markets developed to take their place. As a consequence of the delays in market development, the Company's carbon fiber manufacturing capacity continues to be underutilized. For these reasons, the Company has temporarily idled a significant part its plant in Abilene, Texas. Maintaining this excess capacity has been costly, but the Company believes it is necessary toto assure customers of adequate supply and encourage them to shift to carbon fibers from other materials.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------

The Company's sales decreased 11.0% to $15.8 million in the third quarter of fiscal 2003 from $17.8 million in the third quarter of fiscal 2002. Carbon fiber sales decreased 14.4% ($1.1 million) to $6.7 million in the third quarter of fiscal 2003 compared to $7.8 million in the third quarter of fiscal 2002. Carbon fiber sales decreased due to depressed demand from aircraft brake customers, reflecting the worldwide decline in the airline industry activity. Sales of acrylic and other products produced at Zoltek Rt. decreased by $0.8 million (8.3%) to $9.1 million in the third quarter of fiscal 2003 compared to $9.9 million in the third quarter of fiscal 2002. Overall, pricing in the textile markets remains depressed due to continued weakened economic conditions globally and particularly, in the primary European markets in which Zoltek Rt. competes. The reduced revenue was the result of curtailment of acrylic fiber production to limit sales at unfavorable profit levels. The Company expects these depressed conditions impacting the carbon fiber and acrylic markets to continue throughout the remainder of fiscal 2003 and possibly into early fiscal 2004.

Gross profit decreased $0.4 million to $1.9 million (12.1% of sales) in the third quarter of fiscal 2003 from $2.3 million (13.2%) in the third quarter of fiscal 2002. Gross profit on carbon fibers decreased by $0.5 million to $1.0 million (14.8% of sales) in the third quarter of fiscal 2003 compared to $1.5 million (19.0% of sales) in the third quarter of fiscal 2002, due primarily to decreased selling margins and curtailed operations. The carbon fibers business has been impacted from industry-wide excess capacity that resulted in distressed pricing across most existing markets and lower sales volume that have not supported the level of fixed manufacturing cost. Gross profit on specialty products was $0.9 million (10.0% of sales) in the third quarter of fiscal 2003 and $0.9 million (8.7% of sales) in the third quarter of fiscal 2002.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facility. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.5 million during the third quarter of fiscal 2003 and $1.5 million in the third quarter of fiscal 2002. The Company believes it is necessary to maintain available capacity to encourage and facilitate the development of significant new large-scale applications.

Application and market development direct costs were $0.9 million in the third quarter of fiscal 2003 and $0.8 million in the third quarter of fiscal 2002. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier, alternate energy technologies and deep sea oil drilling.

Selling, general and administrative expenses decreased $0.4 million to $2.2 million in the third quarter of fiscal 2003 from $2.6 million in the third quarter of fiscal 2002 primarily due to cost cutting measures.

Interest expense increased $0.1 million to $0.5 million for the third quarter of fiscal 2003 from $0.4 million in the third quarter of fiscal year 2002, as a result of increased interest payable under the Company's amended credit facility and the issuance of convertible subordinated debentures in February 2003.

Other expenses increased $0.5 million to $0.6 million for the third quarter 2003 from $0.1 million in the third quarter of fiscal 2002 due to an increase in the foreign currency transactional losses on the Company's debt at its Hungarian subsidiary which is denominated in U.S dollars or Euros.

Income tax expense increased $2.8 million to $0.1 million for the third quarter 2003 from an income tax benefit of $2.7 million. The Company received an income tax refund of $2.7 million in the third quarter of fiscal 2002. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss for the third quarter 2003.

The foregoing resulted in a net loss of $3.8 million for the third quarter of fiscal 2003 compared to a net loss of $0.2 million for the third quarter of fiscal 2002. Similarly, the Company reported a net loss per share of $0.23 and $0.01 on a basic and diluted basis for the third quarter of fiscal 2003 and fiscal 2002, respectively. The weighted average common shares outstanding were 16.3 million for both the third quarter of fiscal 2003 and the third quarter of fiscal 2002.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002
---------------------------------------------------------------------------

The Company's sales decreased 5.9% ($3.1 million) to $48.7 million in fiscal 2003 from $51.8 million in fiscal year 2002. Carbon fiber sales decreased 13.2% ($3.1 million) to $20.5 million in fiscal 2003 from $23.6 million in fiscal 2002. Carbon fiber sales decreased due to depressed demand from aircraft brake customers, reflecting the worldwide decline in the airline industry activity. Sales of the Specialty Products business segment were flat $28.2 million in fiscal 2003 and in fiscal 2002. Overall, demand in the textile markets remains depressed due to continued weakened economic conditions globally and, particularly, in the primary European markets in which Zoltek Rt. competes. The reduced revenue was the result of curtailment of acrylic fiber production to limit sales at unfavorable profit levels. The Company expects these depressed conditions impacting the carbon fiber and acrylic markets to continue throughout the remainder of fiscal 2003 and possibly into early fiscal 2004.

Gross profit decreased to $5.7 million (11.7% of sales) in fiscal 2003 from $6.8 million (13.1% of sales) in the corresponding period of fiscal 2002. Gross profit from carbon fibers decreased $0.9 million (20.9%) in fiscal 2003 to $3.4 million (16.5% of sales) from $4.3 million (18.0% of sales) for fiscal 2002. The carbon fibers business has been impacted from industry-wide excess capacity that resulted in distressed pricing across most existing markets and lower sales volume that have not supported the level of fixed manufacturing cost. Gross profit on specialty products decreased 14.3%, or $0.3 million, from $2.5 million in fiscal 2002 to $2.2 million in fiscal 2003. Gross margin on specialty products decreased to 7.7% of sales for fiscal 2003 compared to 9.0% of sales for fiscal 2002 due primarily to price decreases and product mix.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $4.2 million during the first nine months of fiscal 2003 and $4.7 million in the first nine months of fiscal 2002. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications.

Application and development direct costs were $2.7 million in the first nine months of fiscal 2003 and $2.8 million in the corresponding period of fiscal 2002. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier, alternate energy technologies and deep sea oil drilling.

Selling, general and administrative expenses were $7.4 million in the first nine months of fiscal 2003 compared to $7.6 million in first nine months of fiscal 2002. The decrease in expense was primarily due to cost cutting measures, partially offset by the adverse effect of the exchange rate of the Hungarian currency.

Interest expense was approximately $1.5 million in the first nine months of fiscal 2003 compared to $1.2 million in the corresponding period of fiscal year 2002. The increase in interest expense resulted from increased borrowings under the Company's credit facility in the first quarter and the increased interest rate related to the Company's amended credit facility and the issuance of convertible subordinated debentures in February 2003.

Other expenses increased $1.0 million to $1.1 million for the first nine months of fiscal 2003 from $0.1 million for the first nine months of fiscal 2002 due to an increase in the foreign currency transactional losses on the Company's debt at its Hungarian subsidiary which is denominated in U.S. dollars or Euros.

Income tax expense increased $2.8 million to $0.1 million for the first nine months of fiscal 2003 from an income tax benefit of $2.7 million for the corresponding period in the prior year. As a result of the US federal income tax regulations, the Company received an income tax refund of $2.7 million in the third quarter of fiscal 2002. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss for the first nine months of fiscal 2003.

The foregoing resulted in a net loss from continuing operations of $11.2 million for the first nine months of fiscal 2003 compared to a net loss of $6.8 million for the corresponding period of fiscal 2002. Similarly, the Company reported net loss from continuing operations per share of $0.69 and $0.42 on a basic and diluted basis for the first nine months of fiscal 2003 and fiscal 2002, respectively. The weighted average common shares outstanding were 16.3 million for both the first nine months of fiscal 2003 and fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity historically have been cash flow from operating activities and borrowings under credit facilities, supplemented with the net proceeds from three previous public equity offerings, and long-term debt financing utilizing the equity in the Company's real estate properties. Additional sources of future liquidity are expected from the sale of the non-core businesses of the Company's Hungarian operations.

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from a U.S. bank apply to the Company on a consolidated basis.

US Operations - In May 2001, the Company entered into a two-year credit facility with a U.S. bank in the amount of $14.0 million. The credit facility was structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In December 2001, June 2002 and September 2002 the Company amended its credit agreement with the U.S. bank to waive and modify certain financial covenants. In consideration for these amendments, the interest rate on the term and revolving credit loans was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (due January 31, 2004). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed below. Borrowings under the new facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S. - based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. Total borrowings under the revolving credit agreement were $3.9 million and the available credit under this agreement was $1.1 million at June 30, 2003.

The Company was not in compliance with the certain financial covenants under its amended credit agreement with the U.S. bank as of June 30, 2003. The Company subsequently received waivers from the U.S. bank for these financial covenant violations as of June 30, 2003. The Company currently does not anticipate that it will be in compliance with these financial covenants as of September 30, 2003 and, accordingly, the $3.3 million term loan with the U.S. bank has been classified as a current liability at June 30, 2003.

The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company agreed to issue and sell to 14 investors, including certain directors, subordinated convertible debentures in the aggregate principal amount of $8.1 million. The subordinated convertible debentures have stated maturities of five years, bear interest at 7% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the warrants, at the time of issuance, was estimated to be $376,650. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

The subordinated convertible debentures contain certain cross-default provisions related to the Company's other debt agreements. Accordingly, the covenant non-compliances under the Company's senior U.S. credit facility at June 30, 2003 resulted in the possibility of a default event being declared by the subordinated convertible debenture holders, which would result in that debt being immediately due and payable. Since the Company subsequently received waivers from its senior U.S. lender the convertible debentures are no longer in default. However, the Company currently does not anticipate that it will be in compliance with financial covenants included in the amended credit agreement with the senior U.S credit facility as of September 30, 2003. Accordingly, the Company has classified the subordinated convertible debentures as a current liability at June 30, 2003. However, in the event of future non-compliance under the Company's senior U.S. bank credit facility, the Company could request a waiver of the cross-default provision for the convertible debenture holders and believes that the holders would be receptive to such a request in conjunction with the proposed refinancing of the Company described below.

As of June 30, 2003, the Company had a balloon mortgage payment of $1.5 million on its operating facility in Salt Lake City due to a U.S. bank. The Company has not made this payment, however, the Company has agreed with the U.S. bank to renew the note with a maturity date of November 2004.

Hungarian Operations - In May 2001, the Company's Hungarian subsidiary entered into a credit facility with a Hungarian bank. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Hungarian bank debt is due on November 30, 2003. Therefore, $10.8 million of the debt is classified as current debt on the balance sheet as of June 30, 2003. The Company is seeking to obtain an extension of the Hungarian bank debt.

In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million. The facility consists of a bank guarantee, factoring and mortgages and expires September 30, 2004. The Hungarian subsidiary was not in compliance of one of its financial covenants at June 30, 2003, of which it has not requested or received a waiver. Therefore, the entire amount of the debt, $2.2 million, was classified as current at that date Management is taking action to cure this default.

Total borrowings of the Hungarian subsidiary were $12.9 million at June 30, 2003. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Proposed Refinancing - The Company currently is seeking to obtain new financing to replace, entirely or in part, the credit agreement with the U.S. bank. The Company anticipates that this new financing will include a combination of senior, revolving, term and mortgage debt and may include additional equity investment. The Company's objective is to obtain financing that will result in substantially all of its debt that presently is classified as current will be classified as long-term. Based on indications of interest to date, the Company believes it will achieve its financing objective, including negotiating covenants that it will be able to meet in the future. However, the Company can give no assurances that it will be successful in its attempt to obtain new financing and, if the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

Notes payable consists of promissory notes issued by the Company's Hungarian subsidiary to settle a supplier payable for advance purchases of raw material prior to published price increases with scheduled payment due dates through July 2003.

Inventories consist of the following (amounts in thousands):

                                                                                           JUNE 30,     SEPTEMBER 30,
                                                                                             2003           2002
                                                                                          ---------     -------------
         Raw materials....................................................................$   4,618       $   4,893
         Work-in-process..................................................................      795           1,913
         Finished goods...................................................................   19,389          18,897
         Supplies, spares and other.......................................................    1,058           1,378
                                                                                          ---------       ---------
                                                                                          $  25,860       $  27,081
                                                                                          =========       =========

The Company has undertaken aggressive steps to sell carbon fiber inventories to improve its cash flow. The Company has decreased the actual inventory by $2.0 million but this decrease was partially offset by the significant increase in the value of the Hungarian currency against the U.S. Dollar, which has increased the value of the Hungarian inventory.

Management believes that the Company is able to raise sufficient financing to support the execution of its strategic plans. However, failure to obtain new financing, an extension of the Hungarian loans, comply with its obligations under its amended credit facilities and increase carbon fiber sales on a timely basis could have a material adverse effect on the Company's results of operations and financial condition. Management will seek to fund its continuing operations from continued sale of the excess inventory, bank borrowings and to continue to aggressively manage the Company's working capital.

In fiscal 2001, the Company placed $27.7 million of assets in service that were previously classified as construction in progress. These assets are primarily located at the Abilene, Texas facility. In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the Abilene operations. Management believes it may be necessary to return this facility to full operations within the next year given identified future market demand for carbon fiber products. In light of the expected resumption of manufacturing at this time, the Company does not believe that any impairment exists based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life. However, if the forecasted levels of demand do not materialize within the next year, the Company would likely be required to recognize an impairment charge with respect to the manufacturing assets if the fair value is determined to be less than the carrying value.

Cash Used By Operating Activities
---------------------------------
Net cash used by operating activities was $5.1 million for the nine months ended June 30, 2003. The cash flows used by operating activities during the nine months ended June 30, 2003 were primarily due to the net loss of $11.2 million offset by non-cash items including depreciation and amortization of $4.7 million and unrealized foreign exchange gain of $0.8 million plus a decrease in net operating assets of $0.7 million. The decrease in net operating assets consisted of a decrease in inventories of $2.1 million due primarily to a concerted effort to reduce inventories offset by a $0.8 million decrease in accrued expenses and other liabilities, a $0.5 million decrease in trade payables and a $0.3 million decrease in long-term liabilities.

Cash Used For Investing
-----------------------
Net cash used for investing activities for the nine months ended June 30, 2003 was $1.2 million which included capital expenditures, primarily at the Hungarian subsidiary, for the period.

Cash Provided By Financing Activities
-------------------------------------
Net cash provided by financing activities was $5.8 million for the nine months ended June 30, 2003. Net cash provide for the period included borrowings under the amended credit agreement, issuance of $8.1 million in subordinated debentures and an additional credit facility of $2.2 million at the Hungarian subsidiary offset by pay down of the former credit facility and payments made under the existing credit agreements and mortgages.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first nine months of fiscal 2003, the Company made capital expenditures of $1.3 million for various projects compared to $1.6 million during the corresponding period of fiscal 2002. The Company expects capital expenditures to total less than $1.5 million for fiscal 2003 unless near-term demand increases significantly.

A summary of significant contractual obligations is shown below. See Note 5 to the Condensed Financial Statements for discussion of the Company's debt agreements.

                                                                                  LESS THAN                    3-5       MORE THAN
                                                                       TOTAL       1 YEAR      1-3 YEARS      YEARS       5 YEARS
                                                                     --------     --------     ---------    ---------    ---------
         Notes payable...............................................$  1,125     $  1,125
         Long-term debt, including current maturities................  34,077       27,955     $   1,503    $   3,833    $     787
                                                                     --------     --------     ---------    ---------    ---------
              Total debt.............................................  35,202       29,080         1,503        3,833          787
         Operating leases............................................   2,940        1,537         1,156          116          130
                                                                     --------     --------     ---------    ---------    ---------
              Total debt and operating leases........................$ 38,142     $ 30,617     $   2,659    $   3,949    $     917
                                                                     ========     ========     =========    =========    =========

In fiscal 2002, as a part of the sale of the Company's interest in Hardcore Composites, the Company continues to guarantee Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The obligation relates to a lease of the Hardcore Composites manufacturing facility, which expires in March 31, 2008.

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

Application and development expenses


The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal development strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $2.7 million and $2.8 million in the first nine months of fiscal 2003 and 2002, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

Unused capacity costs

The Company is currently not operating its continuous carbonization lines located at the Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $4.2 million and $4.7 million for the nine months ended June 30, 2003 and 2002, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, management currently intends to return certain unused portions of the Abilene, Texas facility to service in fiscal 2003. However, until the facility is operating at certain production levels, these unused capacity costs will continue to be incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At June 30, 2003, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt would result in a $0.3 million increase in interest expense based on the debt levels at June 30, 2003.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $30.0 million and $18.7 million at June 30, 2003 and 2002, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at June 30, 2003 and 2002 amounted to $2.7 million and $3.0 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt.

                                    * * *
The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to return to operating on a profitable basis, obtain a waiver of its debt coverage covenants as of September 30, 2003 and otherwise comply with its obligations under its credit agreements, refinance those agreements at their maturity dates, manage its excess carbon fiber production capacity and inventory levels, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them at decreasing price points and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

ITEM 4.  CONTROLS AND PROCEDURES

Based on his evaluation as of June 30, 2003, Zsolt Rumy, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a) Exhibit 31: Certification by Chief Executive Officer and Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  (b) Exhibit 32: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  (c) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 2003.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Zoltek Companies, Inc.
                                                         (Registrant)

Date:  August 14, 2003                      By:        /s/ Zsolt Rumy
       ---------------                         --------------------------------
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

         (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies and material weakness in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


August 14, 2003                              /s/ Zsolt Rumy
                                             ----------------------------------
                                             Zsolt Rumy
                                             Chief Executive Officer
                                             Chief Financial Officer