Form 10-K
period 2003-09-30
ZOLTEK COMPANIES INC
filed 2004-01-13
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003    Commission File Number 0-20600

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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003: approximately $26,883,318.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of: January 12, 2004: 16,307,338 shares of Common Stock, par value $.01 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
         The following documents are incorporated by reference into the indicated Part of this Report:

           Document                                    Part of Form 10-K
           --------                                    -----------------

Proxy Statement for the 2004
  Annual Meeting of Shareholders                             III

                                   PART I

Item 1.  Business
------   --------

         This Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward-Looking Statements."

OVERVIEW

         Zoltek Companies, Inc. (the "Company" or "Zoltek") is an applied technology and advanced materials company. The Company's primary focus and mission is to lead the commercialization of carbon fibers as a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products.

         Zoltek believes it is the leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally corrosion and fatigue resistance, high-strength, low-weight and stiffness. Zoltek's business strategy consists of the following elements:

         o Continue Reducing Production Costs -- Zoltek believes its proprietary process and equipment design technology enables it to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications, which are not economically viable for higher cost competitors. Zoltek intends to continue to reduce its total production costs through various means, including use of its acrylic fiber precursor manufacturing technology, optimized process capabilities and reduced equipment cost.

         o Sustainable Price Leadership -- Zoltek's ultimate objective is to sell carbon fibers to high volume users. The Company's pricing strategy is to market carbon fibers for use as a base reinforcement material in composites at sustainable price levels resulting in composite costs per unit of strength or stiffness which compete favorably with alternative base construction materials such as steel and aluminum. The Company believes this will result in significant new product applications for carbon fibers.

         o Leverage Capacity Leadership -- In order to encourage new applications development for carbon fibers, the Company believes it is necessary to maintain significant available capacity. From fiscal 1997 through early fiscal 1999 the Company pursued an aggressive capacity expansion program and the Company believes it currently has the largest rated capacity for carbon fibers production in the world. The Company believes that its significant available capacity will encourage potential high volume users to commit to incorporating carbon fibers into their products. Zoltek has developed a standardized continuous carbonization line design in order to shorten lead time from the decision to add lines to the time when the lines become operational to six months, which is significantly shorter than experienced by other carbon fiber manufacturers.

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

         Zoltek believes that it has substantially achieved its strategic goals of lowering its costs, establishing sustainable but competitive selling prices and increasing its capacity. Market development has been a very expensive and time-consuming effort that has not yet resulted in significant sales volumes. While the actual financial results of this strategy have not developed to date, the Company believes it is well positioned to benefit from being a first mover in this emerging market. Based on recent market trends and application qualifications, the Company believes it will be successful in the implementation of all the elements of its strategy. Specifics concerning current and developing applications for carbon fibers are discussed below in "--Current and Developing Applications."

         Current Business - Carbon Fibers and Technical Fibers - The most
         -----------------------------------------------------
significant current application for carbon fibers produced by the Company is for aircraft brake manufacturers who use the Company's fibers as base materials for the carbon/carbon composite brake systems used in most newly designed aircraft (both for new and replacement brakes). The Company also competes in a broad range of current commercial applications of carbon fibers.

         The Company believes that, in addition to the carbon fibers, its intermediate product, stabilized and oxidized acrylic fiber, has a significant market potential in the field of flame and heat resistant applications. These products, sold under the PYRON(R) trade name, represent significant near-term market potential for the Company. The Company believes it is well positioned to supply material to the flame/heat barrier market and that its products offer an excellent cost/performance value to manufacturers as they design new products to comply with voluntary and legislated new open flame fire safety standards.

         Current Business - Non-core Specialty Products - In fiscal year
         ----------------------------------------------
1996, the Company acquired its Hungarian operation, now called Zoltek Rt., to obtain the technology and competitive source for acrylic fibers, the precursor for carbon fibers. Along with the acrylic fibers, sold into the textile markets, Zoltek Rt. also produces several other industrial products. The Company plans to divest these products and operations, other than the acrylic facilities, as the carbon fiber business grows.

         The Company is a Missouri corporation founded in 1975. The Company entered the carbon fibers business in fiscal 1989 and the Company divested its original industrial equipment business in fiscal 1995. After entering the carbon fibers business, the Company significantly grew the aircraft brake business and developed the strategy it is now pursuing. In November 1992, the Company completed its initial public offering. The Company completed follow-on equity offerings in November 1995 and September 1996.

COMPANY OPERATIONS

         The Company manufactures, markets and develops applications for carbon fibers. The Company has three carbon fiber manufacturing plants. Abilene, Texas facility is the Company's major carbon fiber manufacturing facility with auxiliary processing capabilities. St. Charles, Missouri facility is primarily dedicated to the aircraft brake and other friction products manufacturing. The plant in Hungary primarily produces carbon fibers, intermediate oxidized fibers, carbon fiber textile products and acrylic precursor and nylon fiber products.

         Acrylic fiber precursor comprises more than 50% of the total cost of producing carbon fibers. During 1999, the Company converted the specialty products business segment's Mavilon (acrylic) production line to the production of precursor. During 2000, the Company began to manufacture production quantities of precursor and currently all of the Company's carbon fibers are produced from this precursor, except the aircraft brake materials, for which other precursor is required under longstanding aircraft program qualifications. The Company expects that eventually all of its acrylic fiber capacity will be converted to precursor manufacturing and this technology will be transferable to other potential suppliers to assure sufficient cost-competitive supply of raw material to support the Company's long-term carbon fiber growth strategy.

         The Company's rated annual carbon fibers production capacity is
11.0 million pounds which the Company believes to be the largest in the world. The Company sells carbon fibers under the PANEX(R) trade name and its flame and heat resistant fibers under the PYRON trade name. The Company performs certain downstream processing to facilitate the use of carbon fibers, such as weaving, needling, blending with other fibers, chopping and milling.

         Also, at its newly established facility in Salt Lake City, the Company develops and manufactures resin pre-impregnated carbon fibers (prepregs). At its other Salt Lake City facility (Entec Composite Machines), the Company designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials.

         The Company's primary focus is creating integrated solutions for large potential end users by working directly with users in the primary market sectors targeted by the Company. The Company also provides composite design and engineering for development of applications for carbon fiber reinforced composites.

         The specialty products operations, which consists of the Company's non-carbon fiber related operations of the Hungarian-based subsidiary, Zoltek Rt., manufactures and markets acrylic fibers, nylon products and industrial materials. The Company acquired Zoltek Rt. in fiscal 1996 to secure access to the technology underlying the production of precursor, the acrylic fiber raw material utilized in the manufacture of carbon fiber. Along with acrylic fibers, Zoltek Rt. also produces nylon-6 fibers and granules, plastic netting and CMC (carboxyl methyl cellulose). As a result of removing the Mavilon production from the acrylic textile market in 1999, the Company permanently removed from production $25 million to $35 million of low-margin acrylic fiber annual revenue historically sold for textile applications. As the demand for carbon fibers grows, the Company expects to exit all of these businesses.

         For historical financial information regarding the Company's various business segments, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

CARBON FIBERS INDUSTRY OVERVIEW

         Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine reinforcement carbon fibers with resins or other matrix materials to form a substance with high strength, light weight, exceptional stiffness and other exceptional properties not found in either component alone. Carbon fibers most often are manufactured from acrylic fiber raw material ("precursor"), which is desirable due to the linear orientation of its molecular structure and high carbon content (approximately 60%). While most other producers of carbon fibers utilize custom-made acrylic raw material, the Company utilizes less costly textile-type acrylic fiber.

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

         Until recently, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. During the past decade, as addition of new capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices into specialty sporting goods and industrial applications where the high performance of carbon fibers would demand relatively high prices. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. In sporting goods (the first significant commercial application), the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable and affordable material for a wide range of products such as golf club shafts and tennis racquets.

         Extensive commercially viable applications are only possible at carbon fiber prices significantly lower than those historically prevailing for aerospace applications. Commercial applications targeted by the Company, due to the favorable weight, strength and stiffness properties of carbon fibers, include wind turbine blades, compressed natural gas (CNG) tanks, civil structures, construction components, automotive body and structural members, mass transit vehicle components, high strength piping, marine uses and alternative energy systems. In all cases carbon fiber reinforced composites are competing with other materials like steel, aluminum and other composite reinforcements.

         The Company believes that the substantial majority of current worldwide carbon fibers capacity remains dedicated to production of high-cost, high-priced material for primary aerospace applications. This market segment differs in important respects from the commercial markets targeted by Zoltek. However, significant industry over-capacity coupled with slower than expected development of major new markets resulted in excessive and destructive price competition, completely blurring the differentiation of the two distinctly diverse markets. While the basic technology to manufacture commercial and aerospace carbon fibers is the same and fiber-to-fiber properties when compared to Zoltek's fibers are equivalent, demands for specific fabrication methods, level of quality documentation and certification costs make the aerospace fibers significantly higher cost.

         As long as severe over-capacity exists, aerospace carbon fiber manufacturers have used commercial applications to sell fibers on an incremental cost basis. In some circumstances, aerospace carbon fiber manufacturers sort fibers to improve the consistency of their prime product and sell part of their production on the commercial markets. However, the Company believes that once the over-capacity is eliminated, the aerospace fibers manufacturers will not be able to economically justify adding capacity to pursue the commercial markets. In the past six months the Airbus A-380 airplane entered production phase and recently Boeing announced the introduction of the 7E7 airplane, both of which incorporate substantial amounts of carbon fibers. The demand for carbon fibers for these two programs is expected to eliminate the excess capacity in aerospace fibers and Zoltek believes this should result in the long expected separation of the two divergent markets.

         The Company has received indications from its customers and market development partners that the aerospace carbon fiber manufacturers are raising prices and warning customers that carbon fiber availability will be restrained within six months. This situation led to the 1.8 million pound contracts from Chinese and Taiwanese sporting goods manufacturers announced by the Company in October 2003. Zoltek believes it is well positioned to capitalize on the changes in market conditions with significant available capacity, favorable quality and properties of its Panex-35 fibers compared to other commercial carbon fibers and aerospace fibers, its established internal source of precursor and low manufacturing costs.

TARGETED DEVELOPING APPLICATIONS

         Zoltek has established ten application categories to manage its application and market development efforts. In the past the Company pursued all applications with similar resources. After a review of Zoltek's strategy in 2002, the Company decided to concentrate on three of these categories that are the primary application categories that are believed to offer the highest potential for substantial sales over coming years. These application categories are as follows:

      o FIRE/HEAT BARRIER: Home furnishings - mattresses, furniture; Automotive - thermal blankets, fire-wall Industrial; Apparel -- high temperature environments; Aircraft - fire barrier

         Zoltek's technical fibers business segment currently supplies its PYRON products for use as fire barrier material in a number of applications. The Company has entered into an exclusive development and supplier relationship with Leggett & Platt, Inc., the largest supplier of mattress manufacturing materials in the United States. California consumer safety law requires mattresses sold after January 1, 2004 to have a specified level of "flame resistance." Based upon input from industry participants, the Company believes that all major suppliers will add fire resistant materials to their mattresses sold in the United States. Management believes that Zoltek's PYRON product line offers an effective and economical solution to this market requirement. Based on this belief, management estimates industry demand for its PYRON fibers could be very significant depending on penetration relative to competing materials. Initial supply to the institutional market already has commenced.

         PYRON fibers and blended yarns are used in a number of flame and heat-resistant clothing and flame protective applications. These applications are slowly moving from exclusively industrial and institutional applications to consumer use that has much greater long-term potential. PYRON fibers are used widely in Europe in the automotive industry for its fire retardant and containment qualities.

         Carbon fibers are used in fire-retardant coatings to prevent or control fire-related disasters in chemical plants, nuclear power plants, refineries and offshore drilling platforms. Used as an additive or reinforcement, carbon fiber heightens the ability of the fire-retardant coating to withstand exceptionally high temperatures.

      o ALTERNATIVE ENERGY: Wind turbine blades; Compressed natural gas vessels for transport, cars and buses; Fuel cells; Solar panels; Flywheels

          Carbon fiber is an enabling material to make many alternative energy concepts work and it is utilized in many known applications primarily because carbon fiber offers a combination of light weight, stiffness and strength in the design of complex systems. Wind turbines are providing a significant part of the electricity generated in Europe and fast expanding into the United States and they are continuing to grow in size and blade length. The newest designs are producing three mega-watts or higher of electricity and each of the three blades is 45 meters or longer, and as long as 75 meters. For these lengths, carbon fiber reinforced composite is the only practical solution.

         Zoltek is actively working with companies in the European wind turbine industry to promote the conversion to carbon fibers. The significant opportunity in this sector is the result of a requirement in Europe for 10% of all energy to be "renewable." In the past few months, Zoltek's PANEX-35 carbon fibers have been tested and certified for design and production of wind blades and the Company has started initial shipments.

         Compressed natural gas tanks, usually designed for 3,000 psi working pressure, that are transporting natural gas for either logistics or as fuel, must be light weight to be economically feasible. Carbon fiber composites become the only available material to achieve the desired structural properties. The Company is actively working with CNG tank producers to broaden the use of lightweight high pressure tanks for high volume transportation and automotive use. Carbon fiber-reinforced CNG tanks are primarily sold into the bus and other vehicle fleet market, as the reduction of weight directly translates to increased payload capability. The use of CNG tanks in Asian automotive applications is currently growing rapidly and Zoltek is actively working with several companies in these markets. Zoltek's Salt Lake City facility is marketing the technology, equipment and carbon fibers as a package. As a result, Zoltek obtained a contract to supply the largest manufacturer of CNG tanks in China and in Argentina, although the Company cannot predict when that contract will result in significant carbon fiber sales.

      o AUTOMOTIVE: Body and frame, aesthetic moldings and finishes, steering columns, drive shafts and clutches and brakes

         Zoltek believes the automotive market will eventually be the largest market for carbon fibers, although it is several years away from full development. Zoltek is the exclusive development partner with BMW using carbon fiber to build the entire structural components of a series production car. This project has been costly; Zoltek and BMW have invested well over $5 million and $50 million, respectively, to date. The Company believes the results of this project have been exceptional and it has progressed into the second stage when the actual commercial car model will be selected and designed. Along with this development project, Zoltek continues to be the preferred carbon fiber supplier to BMW for the duration of the development project and for five years thereafter. Through this agreement the Company expects to supply a continuously growing amount of carbon fibers to BMW and its component suppliers as BMW proceeds with a carbon fiber composite parts migration program to increase use of carbon fiber composite manufacturing process.

         In the short term auto companies are looking to use carbon fiber composites for reducing weight to improve performance and to introduce decorative products customers are willing to pay for. For the long term, auto companies are looking to carbon fiber composites to reduce weight to facilitate introduction of alternate fuels to reduce the reliance on oil. All alternate fuel possibilities require the reduction of weight. Carbon fiber reinforced composites can reduce the weight of a steel automobile by as much as 60%, significantly increasing its performance or assist in achieving the necessary weight reduction targets. In addition to the performance benefits, applying lean production techniques, auto companies and their suppliers are concentrating on reducing the cost of assembly by eliminating the need for assembly. Composite structures can reduce complex metal assemblies by as much as 90%, resulting in competitive costs with much lower cost materials like steel and aluminum.

         While the BMW development contract is the flagship auto project for the Company, substantially all automotive companies have programs underway exploring the development of a wide variety of carbon fiber-reinforced parts and assemblies. Zoltek is pursuing efforts with all European and U.S. auto companies and their suppliers to advance the use of carbon fiber composites in series car models. However, there are a number of show cars produced by hand, utilizing aerospace production methods for minimum volume that Zoltek has not pursued to date.

EXISTING AND NEW POTENTIAL APPLICATIONS

Existing applications that have been providing the carbon fiber revenues for the past several years and the potential new applications are as follows:

      o FRICTION: Aircraft and aerospace brakes - space shuttle, military, commercial, business; Automotive brakes and clutches - racing, high performance cars

         Aircraft brake application is the largest single market Zoltek serves. While other materials soften under rising temperatures, carbon/carbon (carbon fibers fused in a carbon matrix) grows stronger. Carbon-carbon is used in aircraft brakes because its performance is enhanced by heat while the brake system is significantly lighter weight compared to metal alternatives. All Airbus commercial aircraft and the newer commercial model Boeing aircraft and most military aircraft use carbon/carbon composite brakes. Goodrich, Messier-Bugatti and its US subsidiary, A-Carb, and Honeywell supply over 90% of these brakes world-wide. Zoltek continues to be the majority supplier to this market with a ten-year agreement with Goodrich entered into in June 1994 and later extended to 2009, multi-year contract with Messier-Bugatti and annual supply contracts for military brakes with Honeywell. This market was growing 15-25% annually until 2001 but has declined by almost 50% since that time due to the reduction in commercial flights, reduction of inventory by airlines and FAA approval of reusing about 25% of worn brakes. The Company expects that this market will resume its growth by 2005.

         Friction-related products cut across several other application categories including automotive, aerospace and industrial, capitalizing on unique properties of carbon fibers. Developed originally as a lightweight heat shield for spacecraft, carbon-carbon has become a key material in advanced braking systems, automotive friction products (clutches and brakes) and rocket nozzles. Currently automotive friction applications for carbon fiber are limited to high performance and high price-point cars but this is changing. In 2003, the Company installed a system to produce carbon fiber fabrics for automotive friction products on a continuous and high volume basis. Management believes this category has the potential for significant long-term growth.

      o SPORTING GOODS: golf clubs, hockey sticks, archery arrows, fishing poles, water skis, snow skis, snowboards

         Sporting goods represent a transitional application in the progression of carbon fiber from an "advanced" material, limited to high-priced aerospace applications, to a price-sensitive, mass-market material. Carbon fibers have significantly improved the performance of many sporting good products. Zoltek anticipates continued growth in future demand as "graphite" golf clubs, skis, racquets and similar equipment become less expensive, and therefore, less of a novelty item and more of a staple. Until recently, "graphite" clubs and racquets had been produced from aerospace fibers sold at artificially low prices.

         Zoltek acquired a prepreg facility to enable the Company to supply the sporting goods market with carbon fibers impregnated with resin for ready processing. Zoltek has begun to generate significant sales in this market the Company's PANEX-35 fibers. Based on the acceptance of Zoltek's PANEX-35 products, the Company expects this application can continue its growth into new products and, in fiscal 2004, to be a significant part of the Company's overall carbon fiber sales. With the knowledge gained in this market, the Company was able to develop its Chinese and Taiwanese customers and recently received three contracts for 1.8 million pounds of PANEX-35 in these markets, which the Company expects to be shipped over 12 to 18 months.

      o THERMOPLASTICS/ELECTRONICS: Electric conductivity - office machines, computers; Reinforcement - applications requiring higher performance than fiberglass

         Carbon fiber acts to dissipate both static electricity and heat. Those two properties, combined with light-weight, have made it an increasingly important material in the manufacture of computers, printers, copiers and other electronic devices. Growth in computers and electronics has resulted in rising demand for carbon fibers used in conductive plastics to dissipate static electricity or to act as a shield against electromagnetic interference ("EMI") in laptop computers, disk drives and similar devices. Carbon fibers also have been used in making plastic carrying trays for a manufacturing environment where contamination is an issue.

         In the longer term, structural reinforcement of plastics will be a much more significant application than the niche electrical applications that exist today. The strength and stiffness of carbon fibers and the ease of compounding with thermoplastics opens new significant applications in automotive and other large thermoplastic molding applications for which improved physical properties are required.

         Zoltek has developed and introduced a new carbon fiber product format that reduces cost and produces a much better quality product for high volume manufacturing. The Company believes that eventually it will be able to garner a significant part of this market with the new product format. In addition, Zoltek may utilize its thermoplastic compounding capabilities in its Hungarian operations to introduce carbon fiber filled compounds.

      o OIL/OFF-SHORE DRILLING: Buoyancy for steel tethers and pipes, composite tethers, riser pipes, drill pipes, spoolable pipes; Fire retardant paints and decking

         The Company is actively involved in programs to use carbon fiber composites in offshore oil exploration and drilling due to their combination of light-weight, strength, stiffness and resistance to corrosion. As offshore drilling activity goes to deeper fields, driven by the high cost of oil and depletion of easier-to-reach reserves, carbon fiber reinforced composites again become the enabling material of construction.

         Zoltek has supplied carbon fibers used in buoyancy devices for offshore drilling equipment. The Company also has participated for the past three years in trials of drill pipe capable of extending the reach of existing offshore oil platforms. Zoltek also has been selected as a supplier of carbon fibers for composite rods to manufacture tethers for offshore platforms to the ocean floor at greater depth. Development efforts led by one joint venture of major suppliers to the energy sector estimate potential long-term requirements of approximately 7 million pounds of carbon fiber for composite tethers and risers for each deep-water drill platform.

         Through Zoltek's Salt Lake City composite equipment operations, Zoltek recently received contracts to design and install a high pressure oilfield pipe manufacturing facilities in Russia. This system will be designed for carbon fiber use. Zoltek expects to supply these customers with their carbon fiber requirements in the future.

      o INFRASTRUCTURE/CONSTRUCTION: Pre-cast concrete reinforcement grids, rebar, bridge decking, cables and tendons; Repair and strengthening materials - concrete column wrapping, seismic retro-fit, pipe repair

         Carbon fiber can be used as a substitute for steel in reinforcing concrete in many infrastructure projects, providing greater strength and stiffness while eliminating the problem of corrosion. This is true both in new construction projects and in addressing a growing need for maintenance or repair work. There is growing federal and state interest in alternatives to conventional steel and concrete construction and repair systems. Carbon fiber-reinforced composite systems often permit retrofit and repair to be done without stopping or diverting traffic for extended periods.

         Zoltek is a development partner with Old Castle and several significant pre-cast concrete companies in a consortium to develop a series of products incorporating recent technology developments for pre-cast concrete material fortified with carbon fibers. Zoltek is also working with Washington University of St. Louis to develop a range of repair kits and technical documentation to further penetrate this market. A family of pre-cast concrete products have recently been introduced by a consortium of companies led by Old Castle and Zoltek expect to receive significant contracts beginning 2004. In addition, Zoltek has been supplying carbon fiber fabrics for repair of Olympic stadiums in Greece and infrastructure in Turkey.

      o INDUSTRIAL: EQUIPMENT: - rollers, shafts, components; Storage and transport of liquids and gases - tanks, pipes

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

         In the fiscal years ended September 30, 2003 and 2002, the Company reported sales of $8.0 million and $9.8 million, respectively, to Goodrich which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

         As of September 30, 2003 and 2002, the Company had a backlog of orders believed to be firm aggregating more than $16.0 million and $20.0 million (including estimated releases under long-term supply arrangements during the succeeding 12 months), respectively. Purchase orders from the Company's customers are subject to amendment or cancellation.

INTERNATIONAL

         The Company conducts its operations and sells its carbon fiber products primarily in the United States and Europe. The Company initiated sales distribution in Asia in fiscal 2002 and successfully gained new sales from this region during fiscal 2003. The specialty products business segment derives essentially all of its revenues from Europe and the Middle East.

         There are additional risks attendant to the Company's foreign operations, such as currency fluctuations. For additional information regarding the Company's international operations, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

SOURCES OF SUPPLY

         As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers, excluding most of the aircraft brake products, are now manufactured from this precursor. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

         The Company currently obtains most of its acrylic fiber precursor to supply its carbon fiber operations for the aircraft brake applications from Acordis, the only supplier that currently produces precursor approved for use in aircraft brake applications. Under an agreement with the Company, Acordis has agreed to supply the Company with up to 18.0 million pounds per year of precursor. Either party on January 1, 2005, or any anniversary thereof may terminate this supply agreement, by providing at least two years' prior notice. The Company believes Acordis is a reliable source of supply at the Company's current operating levels. However, the Company has initiated trials at its aircraft brake manufacturer with its own precursor-based products, which might protect its business if there were an interruption in supply from Acordis.

         The major materials used by the specialty products business segment include acrylonitrile and other basic commodity products, which are widely available from a variety of sources.

INTELLECTUAL PROPERTY

         The Company believes that it has developed and utilizes valuable technology and innovations, including various aspects of its manufacturing process, which are trade secrets in which it has a proprietary interest. The Company seeks to protect its proprietary information by, among other things, requiring key employees to execute non-disclosure agreements. The Company holds certain patents, but they are not material to its current business.

         The Company is plaintiff in a patent infringement lawsuit pending in the United States Court of Federal Claims. The lawsuit, which has been pending since 1996, involves the alleged unauthorized use of the Company's carbon fiber processing technology in the manufacture of extremely stealthy aircraft. Recently, a court decision has been favorable for the Company, but the Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

COMPETITION

         The Company's carbon fibers and technical fibers business segments compete with various other producers of carbon fibers, many of which have substantially greater research and development, marketing, financial and managerial resources than the Company and represent significant competition for the Company.

         The Company believes that no single manufacturer of carbon fiber products competes across all of its product lines and applications. The carbon fibers business segment's direct carbon fiber competitors include Fortafil Fibers, Inc. in the United States and SGL Carbon in the United States and Europe, inasmuch as they use similar textile-type precursor as the Company. SGL currently is Zoltek's only primary competitor in the oxidized fiber market. To varying degrees, depending on market conditions and supply, the Company also competes with aerospace grade carbon fiber producers, such as Hexcel Corporation in the United States and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in Japan. These carbon fibers producers tend to market higher cost products than the Company's products, with a principal focus on aerospace structural applications. These manufacturers, while unable to sustain low pricing, tend to enter into direct competition with the Company primarily when they engage in significant discounting due to protection of their market share, excess capacity or product surpluses. Management believes that there has been a significant shift in this situation as the aerospace fiber demand will be significantly affected with the introduction of Airbus A-380 and Boeing 7E7 airplanes.

         The Company believes that the principal areas of competition for its carbon fibers and technical fibers business segments are sustainable price, quality, development of new applications and ability to reliably meet the customer's volume requirements and qualifications for particular programs.

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

ENVIRONMENTAL

         The operations of the Company's carbon fibers and technical fibers business segments in Abilene, Texas and St. Charles, Missouri and Hungary utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. Management believes that the plants are currently operating in compliance with their permits and the conditions set forth therein. The Company does not believe that compliance by its carbon fibers and technical fibers operations with applicable environmental regulations will have a material adverse effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of interpretation of current laws or future changes in federal, state or international environmental laws or regulations on the business segment's results of operations or financial condition.

         The Company's operations generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes the all of its facilities are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulations will not have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, results of operations or financial condition of the Company.

EMPLOYEES

         As of September 30, 2003, the Company employed 149 persons in its U.S. operations and 846 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Rt. there are two active unions: Union Viscosa with approximately 340 members and Viscosa 1990 with approximately 225 members (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a regular basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that overall its employee relations are good.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

         You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (1) the Company's ability to return to operating on a profitable basis; (2) the Company's ability to comply with obligations under its credit agreements;
(3) the Company's ability to manage its excess carbon fiber production capacity and inventory levels; (4) the Company's ability to continue investing in application and market development; (5) the Company's ability to manufacture low-cost carbon fibers and profitably market them at decreasing price-points and penetrate existing, identified and emerging markets; and (6) the Company's ability to complete financing arrangements that are adequate to fund current operations and the Company's long-term strategy.

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

                                                                                         APPROXIMATE AREA
                  LOCATION                                    USE                        (IN SQUARE FEET)
                  --------                                    ---                        ----------------

         St. Louis, Missouri...................   Administrative, marketing and                40,000
                                                  central engineering offices

         St. Charles, Missouri (1).............   Technical fibers manufacturing              107,000

         Abilene, Texas........................   Carbon fibers manufacturing                 278,000

         Salt Lake City, Utah I................   Composite fabrication equipment              65,000
                                                  design and manufacturing

         Salt Lake City, Utah II (2)...........   Carbon fiber prepreg manufacturing           35,000

         Nyergesujfalu, Hungary................   Carbon fibers, acrylic fibers and         1,600,000
                                                  other products manufacturing

--------
(1) Properties subject to ground lease.
(2) Properties subject to lease.

Item 3.  Legal Proceedings
------   -----------------

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $300,000 for breaches and, in addition, demands $450,000 in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. The Company intends to vigorously defend this matter and will assert appropriate counterclaims. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations or financial condition. For additional information, see Note 2 to the Company's Consolidated Financial Statements.

         Except as described above, the Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business, which the Company does not believe will result in any material adverse effect on future consolidated results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2003.

Item 4A.  Executive Officers of the Registrant
-------   ------------------------------------

         The name, age and position with respect to each of the executive officers of the Company are set forth below:

         Zsolt Rumy, age 61, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975. Mr. Rumy has served as interim chief financial officer of the Company since March 2003. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

         The Company currently is in the process of recruiting one or more senior executive officers, including a permanent chief financial officer.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
------   ---------------------------------------------------------------------

         The Company's Common Stock (symbol: "ZOLT") is traded in the Nasdaq National Market System. The number of beneficial holders of the Company's stock is approximately 11,300. The Company has never paid dividends.

         Set forth below are the high and low bid quotations as reported by Nasdaq for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:

                                                  Fiscal year ended        Fiscal year ended
                                                 September 30, 2003        September 30, 2002
                                                 ------------------        ------------------

                                                 High         Low           High         Low
                                                 ----         ---           ----         ---
         First Quarter......................     $3.35        $1.25        $3.28        $1.95

         Second Quarter.....................      2.95         1.46         3.05         1.25

         Third Quarter......................      4.02         2.41         5.74         1.86

         Fourth Quarter.....................      2.97         2.08         3.00         1.60

         In February 2003, the Company issued and sold to 14 investors, including certain directors of the Company, subordinated convertible debentures in the aggregate principal amount of $8.1 million. The subordinated convertible debentures are convertible into an aggregate of 2,314,286 shares of the Common Stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of Common Stock of the Common Stock of the Company at an exercise price of $5.00 per share. The Company issued the foregoing securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act relating to sales by an issuer not involving a public offering.

Item 6.  Selected Financial Data
------   -----------------------

                                                   ZOLTEK COMPANIES, INC.
                                            SELECTED CONSOLIDATED FINANCIAL DATA
                                            (In thousands, except per share data)

Statement of Operations Data:                                                     Year Ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                 2003          2002         2001         2000         1999
                                                               --------      --------     --------     --------      -------

Net sales....................................................  $ 63,539      $ 68,436     $ 76,478     $ 78,204      $68,525
Cost of sales, excluding available unused capacity costs.....    57,628        58,920       74,333       64,520       53,375
Available unused capacity costs..............................     5,716         6,039        6,803        4,658        3,953
Selling, general and administrative expenses (1).............    12,869        13,605       15,870       14,422       14,525
Operating loss from continuing operations....................   (12,674)      (10,128)     (20,528)      (5,396)      (3,328)
Other income (expense) and income tax expense benefit........    (2,928)        1,433         (746)       1,336          686
Net loss from continuing operations..........................   (15,602)       (8,695)     (21,274)      (4,004)      (2,642)
Gain (loss) on discontinued operations, net of income taxes..         -           864      (10,297)      (4,681)           -
Net loss.....................................................  $(15,602)     $ (7,831)    $(31,571)    $ (8,685)     $(2,642)
Net loss per share:
  Basic and diluted loss per share:
     Continuing operations...................................  $  (0.96)     $  (0.53)    $  (1.29)    $  (0.22)     $ (0.16)
     Discontinued operations.................................         -          0.05        (0.62)       (0.25)           -
                                                               --------      --------     --------     --------      -------
     Net income (loss).......................................  $  (0.96)     $  (0.48)    $  (1.91)    $  (0.47)     $ (0.16)
                                                               ========      ========     ========     ========      =======
Weighted average common shares outstanding...................    16,307        16,289       16,515       18,360       16,209


Balance Sheet Data:                                                                  September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                 2003          2002         2001         2000         1999
                                                               --------      --------     --------     --------      -------

Working capital..............................................  $ 18,790      $  9,872     $ 22,891     $ 27,041     $ 43,946
Total assets.................................................   119,455       121,422      121,492      207,701      136,756
Short-term debt..............................................       933        14,014        2,073       47,126          630
Long-term debt, less current maturities......................    33,541        13,699       22,036        8,697        5,423
Shareholders' equity.........................................    64,516        75,904       79,596      122,811      114,634

--------
(1) Includes application and development costs of $3,453, $3,750 and $3,533 for fiscal years 2003, 2002 and 2001, respectively.


Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

GENERAL
-------

         The Company's mission is to commercialize the use of carbon fibers as a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. The performance benefits of carbon fibers - light weight, high strength and stiffness - have been demonstrated in aerospace applications for many years. Eventually carbon fibers were introduced in high performance sporting goods, but carbon fiber's high price and lack of availability prevented it from general introduction into higher volume commercial applications. The Company has developed and is implementing a strategy to manufacture and sell carbon fibers into commercial applications competitive with other materials.

         In addition to its underlying strategy to penetrate future markets, the Company is the leading supplier of carbon fibers, through the technical fibers segment, to the aircraft brake industry. Also, the Company participates in traditional carbon fiber markets, such as sporting goods and conductive thermoplastic manufacturing. The Company also manufactures and markets oxidized acrylic fibers, an intermediate product of the carbon fiber manufacturing process, for fire and heat resistant applications. Outside of the carbon fiber business, the Company sells acrylic and nylon fibers into the textile markets and manufactures other specialty products in Hungary. The Company intends to sell or discontinue these products when it can utilize a significant portion of the acrylic fiber capacity to supply precursor for its carbon fiber manufacturing operations.

         The Company's strategic plan of introducing low-cost carbon fibers into high potential end uses to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, wind energy, oil and gas production and other industries has been well received. The Company believes it is the lowest cost producer of carbon fibers and it is well positioned to produce sufficient volumes of carbon fibers to satisfy indicated near future demand. The Company is participating in ongoing development projects and expects that certain of these emerging applications will begin to generate meaningful orders during fiscal 2004 as described below.

         The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-scale applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas facility. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications have been slower to develop than initially anticipated. The disappointing rate of market development caused the Company to reassess its strategy. The Company reconfirmed the validity of the strategy, however, as a result of that reassessment, the Company has specifically targeted three significant and emerging applications: flame retardant bedding and home furnishings, wind energy and automotive. Although the Company has not yet achieved the sales volume it had expected, development of the use of carbon fibers is continuing in each of the Company's current targeted market segments.

      o Flame-retardant bedding and furniture will begin to be mandated by various state governments starting in 2004. The first regulations in place relate to the mattress products. The Company, in cooperation with a major supplier to the mattress industry, has developed a solution for the regulations put in place by the State of California. The Company believes its PYRON products will offer the best and most economical solution for this application. The California law became effective beginning January 1, 2004, and the U.S. federal regulations are expected to be substantially similar to California and are scheduled to be in place January 1, 2005. In view of recent legal developments regarding implementation of these laws and rules at this time it is not clear when the industry will implement the introduction of the flame resistant mattresses. However, it is the Company's belief that the potential exposure to product liability eventually will force the industry to comply and do so across the United States. The Company is already selling its products to institutional mattress manufacturers and expects sales to begin in consumer markets in fiscal 2004.

      o Wind energy is one of the fastest growing industries globally. The desire by consumers and the government support for renewable energy has been growing in the past decade. Of all the possible technologies, wind generated electricity is the most competitive and technically viable renewable energy source. The wind turbine's ability to generate electricity is increased by the square of its blade length. With 55-60 meter (approximately 175-200 feet) long blades, a wind turbine can generate 3 MW of electricity at costs competitive with fossil fuels. All the major wind turbine manufacturers have announced plans to introduce such large turbines in 2004. The length of these blades requires the use of carbon fibers. The largest supplier of wind turbines has approved the Company as a one of two sources of carbon fiber for the production of blades and we expect significant carbon fiber orders from this application in fiscal 2004. Also, the Company's ENTEC division has signed an agreement with the second largest supplier of wind turbines to build machinery to make the blades for the wind turbines, which the Company believes will lead to meaningful carbon fiber sales in the latter part of 2004.

      o The Company believes that use of carbon fibers in automobiles will become the most significant application within 10 years. The performance properties of carbon fiber reinforced composites can reduce the weight of a car by 60% over steel and 35% over aluminum. This allows either a significant improvement in the car's performance and/or fuel consumption. Both are significant attributes for the automobile industry. The Company has been working with BMW exclusively to efficiently and reliably produce structural parts for automobiles. The results from this development work have been favorable. As a result, the Company believes that the introduction of carbon fibers in series production cars is imminent. The Company anticipates that significant orders will be forthcoming from BMW and other automobile manufacturers to support the introduction of products in 2005 model year and accelerate from that point forward.

         Carbon fiber sales in current markets have been depressed. The aircraft brake business which has been the Company's strongest market, has been significantly affected by the events of 9/11 and the following major reduction in the number of aircraft in service and the reduced build rate of new aircraft. The other existing commercial carbon fiber markets have been affected by excess capacity across the industry and distressed pricing across most existing markets. The Company's strategy for near-term sales increases was to rely primarily on what had been growing commercial markets (conductive plastics used in electronic products and sporting goods). These markets began to decline in 1998 and no new major markets developed to take their place. As a consequence of the delays in market development, the Company's carbon fiber manufacturing capacity continues to be underutilized. For these reasons, the Company has temporarily idled a significant part of its plant in Abilene, Texas. Maintaining this excess capacity has been costly, but the Company believes it is necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials.

         During the last quarter of calendar 2003 the market and pricing for carbon fiber sales began to stabilize due to a decrease in over-capacity as new aerospace projects are materializing. The Company believes this is the first significant sign of the beginning of a clear divergence between the markets for low cost commercial grade carbon fibers and aerospace grade carbon fibers that are considerably more expensive. An increase in demand in the aerospace market coupled with the emergence of significant commercial markets could quickly reduce the excess carbon fiber capacity that has existed for several years. Based on the demand for aerospace carbon fibers for the Airbus A-380 and Boeing 7E7 aircraft and the emergence of the wind energy market, coupled with the recent new contracts for the Company's carbon fibers, management currently believes it will have to start production in the second half of calendar year 2004 at its Abilene manufacturing facility.

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002

         The Company's sales decreased 7.2%, or $4.9 million, to $63.5 million in fiscal 2003 from $68.4 million in fiscal 2002. Technical fiber sales decreased 28.8%, or $5.7 million, to $14.1 million in fiscal 2003 from $19.8 million in fiscal 2002. Technical fiber sales decreased due to depressed demand from aircraft brake customers, reflecting the worldwide decline in the airline industry activity. Carbon fiber sales increased 25%, or $3.8 million, to $18.9 million in fiscal 2003 from $15.1 million in fiscal 2002. Carbon fiber sales increased both in Hungary and U.S. as the demand for carbon fibers increased in the second half of the year as excess capacity in the industry started to decrease. Sales of the specialty products business segment decreased 4.5%, or $1.7 million, to $36.3 million in fiscal 2003 from $38.0 million in fiscal 2002. The reduced revenue was the result of curtailment of acrylic fiber production to limit sales at unfavorable profit levels. The Company expects these depressed conditions impacting the carbon fiber and acrylic markets to continue into fiscal 2004.

         The Company's cost of sales (excluding available unused capacity costs) decreased by 2.2%, or $1.3 million, to $57.6 million in fiscal 2003 from $58.4 million in fiscal 2002. The decrease in cost of sales (excluding available unused capacity costs) was consistent with the decrease in sales, however, not to the degree of the sales decline due to both the technical fiber and specialty fiber products having been impacted from industry-wide excess capacity that resulted in distressed pricing across most existing markets and lower sales volume that have not supported the level of the Company's fixed manufacturing cost. The Company also recorded a reserve of $1.0 million for carbon fiber inventories of which it was deemed to have excess amounts in the fourth quarter of fiscal 2003 of fiscal 2003.

         The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $5.7 million during fiscal 2003 and $6.0 million in fiscal 2002. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders expected in fiscal 2004, the Company expects that its unused capacity costs will be eliminated by the end of fiscal 2005.

         Application and development costs were $3.5 million in fiscal 2003 and $3.8 million in fiscal 2002. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier, alternate energy technologies and deep sea oil drilling.

         Selling, general and administrative expenses were $9.4 million in fiscal 2003 compared to $9.8 million in fiscal 2002. The decrease in expense was primarily due to cost cutting measures, partially offset by the adverse effect of the exchange rate of the Hungarian currency.

         Interest expense was approximately $2.0 million in fiscal 2003 compared to $1.6 million in fiscal year 2002. The increase in interest expense resulted from increased borrowings under the Company's credit facility and the increased interest rate related to the Company's amended credit facility and the issuance of convertible subordinated debentures in February 2003.

         Other expenses, net, increased $0.7 million to $0.5 million expense for fiscal 2003 from $0.2 million income for fiscal 2002 due to an increase in the foreign currency transactional losses on the Company's debt at its Hungarian subsidiary which is denominated in U.S. dollars or Euros.

         Income tax expense increased $3.4 million to $0.5 million for fiscal 2003 from an income tax benefit of $2.9 million for the corresponding period in the prior year. As a result of the U.S. federal income tax regulations, the Company received an income tax refund of $2.7 million in the third quarter of fiscal 2002. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss for fiscal 2003.

         The foregoing resulted in a net loss from continuing operations of $15.6 million for fiscal 2003 compared to a net loss of $8.7 million fiscal 2002. Similarly, the Company reported net loss from continuing operations per share of $0.96 and $0.53 on a basic and diluted basis for fiscal 2003 and fiscal 2002, respectively. The weighted average common shares outstanding were 16.3 million for fiscal 2003 and fiscal 2002.

         The net gain from discontinued operations for fiscal 2002 included a $1.0 million loss from the results of operations and a $1.9 million gain from the disposal of Hardcore Composites. The foregoing resulted in a net gain from discontinued operations of $0.9 million in fiscal 2002, or $0.05 per share on a basic and diluted basis.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

         The Company's sales decreased 10.5%, or $8.1 million, to $68.4 million in fiscal 2002 from $76.5 million in fiscal 2001. Technical fiber sales decreased 4.3%, or $.9 million, to $19.8 million in fiscal 2002 from $20.7 million in fiscal 2001. Carbon fiber sales decreased 35%, or $8.2 million, to $15.1 million during fiscal 2002 from $23.3 million in fiscal 2001. During fiscal 2002, technical fibers and carbon fiber sales decreased due to excess carbon fiber capacity that resulted in distressed pricing across most existing markets and by weakened economic conditions globally. In particular, sales declined in the compounding, automotive and buoyancy markets due to price competition, and in the sporting goods category which was impacted by lower volume in the prepreg markets, modestly offset by increased growth in the friction market. Sales of acrylic and other products produced at Zoltek Rt. decreased $1.2 million, or 3.1%, to $38.0 million in fiscal 2002 from $39.2 million in fiscal 2001. Sales in this segment declined due to the decreased demand for textile materials in response to weakened global economic conditions.

         The Company's cost of sales (excluding available unused capacity costs) decreased by 20.7%, or $15.4 million, to $58.9 million in fiscal 2003 from $74.3 in fiscal 2002. The results for fiscal 2001 included an inventory value reduction of $8.6 million, to reflect a lower of cost or market adjustment. The inventory valuation reduction was established due to the intensified overcapacity which significantly affected the Company's sales beginning in the second quarter of fiscal 2001. Without the inventory reduction, cost of sales (excluding available unused capacity costs) would have decreased 9.1%, or $6.8 million, which was consistent with the decline in sales.

         During fiscal 2002 and 2001, the Company was not operating its continuous carbonization lines at the Abilene, Texas facility at full capacity, resulting in available unused capacity charges of approximately $6.0 million and $6.8 million, respectively. These costs included depreciation and other overhead charges. The

Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications.

         Application and development costs were $3.7 million in fiscal 2002 compared to $3.5 million in fiscal 2001, representing a $0.2 million increase. This increase was due to increased costs related to the carbon fiber operations for product and market development efforts for product trials, and for additional sales and product development personnel and travel. Targeted emerging applications included automobile manufacturing, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

         Selling, general, and administrative expenses decreased $2.4 million, or 19.5%, from $12.3 million in fiscal 2001 to $9.9 million in fiscal 2002. The decrease in expense was from both business segments and the corporate headquarters, due to cost cutting measures, including lower payroll and administrative costs.

         Interest expense was approximately $1.6 million in fiscal 2002 compared to $2.1 million in fiscal 2001. The decrease in interest expense resulted from lower borrowings related to the reduced level of capital expenditures and improved working capital management. Interest income decreased to a nominal amount for fiscal 2002 from $1.0 million for fiscal 2001 due to lower balances invested.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company intends for the primary source of liquidity to be cash flow from operating activities. However, the Company has realized a cash use from operating activities in each of the last three fiscal years. As a result, the Company has executed refinancing arrangements and made borrowings under credit facilities, supplemented with long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

         Management will seek to fund its near-term continuing operations from continued sale of excess inventory and to continue to aggressively manage the Company's working capital, as well as possible additional bank borrowings, private equity and debt financing. However, management can make no assurances that these objectives will be sufficient to fund near-term liquidity needs.

         As of September 30, 2003 and December 31, 2003, the Company was not in compliance with essentially all financial covenants requirements included in the credit facility with its bank. The subordinated convertible debentures contain certain cross-default provisions related to the Company's other debt agreements. The covenant non-compliances under the Company's senior U.S. credit facility at September 30, 2003 and December 31, 2003 resulted in the possibility of a default event being declared by the subordinated convertible debenture holders, which would result in that debt being immediately due and payable. As a result of the 2004 refinancing transactions described below, the Company obtained waivers of the covenant non-compliance with the covenants in the loan agreement, as currently in effect. Additionally, the Company obtained financial covenant waivers for all periods through March 31, 2005.

2004 Refinancing
----------------

         In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into common stock shares at $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. Proceeds from the issuance of these convertible debentures will be used for working capital purposes.

         As part of the Company's refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The Company expects that the loan to Mr. Rumy will be repaid to him, and the letter of credit would be released, as a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts. The loan by Mr. Rumy bears interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below.

         The Company also entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is secured by security interest in the Company's headquarters facility and its two U.S. carbon fiber manufacturing facilities. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $1.0 million is currently held in an escrow account to be released when the Company completes certain post-closing requirements with respect to the loan. The Company expects the conditions will be completed in January 2004.

         Due to the refinancing received subsequent to the Company's fiscal year end, the Company received waivers from the U.S. bank for these financial covenant violations as of September 30, 2003, and waived all financial covenants through February 13, 2005. Accordingly, the holders of the subordinated debentures have no right to accelerate maturity. The refinancing allows the Company to execute its 2004 business plan, which was uncertain until the refinancing occurred. The Company may require further refinancing in fiscal 2005 and beyond if sufficient cash flows from operations are not generated. However, the Company can give no assurance that it will be successful in its attempt to obtain new financing and if the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

2003 Refinancing
----------------

         The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (due January 31, 2004). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed below. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. Total borrowings under the revolving credit agreement were $4.6 million and the available credit under this agreement was $0.4 million at September 30, 2003.

         The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company issued and sold to 14 investors, including certain directors, subordinated convertible debentures in the aggregate principal amount of $8.1 million. The subordinated convertible debentures have stated maturities of five years, bear interest at 7% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the warrants, at the time of issuance, was estimated to be $376,650. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

Credit Facilities
-----------------

         The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from a U.S. bank apply to the Company on a consolidated basis.

         U.S. Operations - In May 2001, the Company entered into a two-year credit facility with a U.S. bank in the amount of $14.0 million. The credit facility was structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In December 2001, June 2002 and September 2002 the Company amended its credit agreement with the U.S. bank to waive and modify certain financial covenants. In consideration for these amendments, the interest rate on the term and revolving credit loans was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

         Hungarian Operations - In May 2001, the Company's Hungarian subsidiary entered into a credit facility with a Hungarian bank. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Hungarian bank debt is due on December 31, 2004.

         In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million. The facility consists of a bank guarantee, factoring and mortgages and expires December 31, 2004.

         Total borrowings of the Hungarian subsidiary were $12.6 million at September 30, 2003. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Inventories
-----------

Inventories consist of the following (amounts in thousands):

                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                    2003           2002
                                                                -------------  -------------

         Raw materials.........................................   $ 4,859         $ 4,893
         Work-in-process.......................................     1,132           1,913
         Finished goods........................................    19,057          18,897
         Supplies, spares and other............................     1,930           1,378
                                                                  -------         -------
                                                                  $26,978         $27,081
                                                                  =======         =======

         The Company has undertaken aggressive steps to sell carbon fiber inventories to improve its cash flow. Actual carbon fibers inventory decreased by $0.2 million in fiscal 2003, but this decrease was partially offset by the significant increase in the value of the Hungarian currency against the U.S. Dollar, which has increased the value of the Hungarian inventory.

Abilene, Texas Facility
-----------------------

         In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. Management believes it will be necessary to return this facility to full operations within the next year given identified future market demand for carbon fiber products. However, the idling of this facility constituted an impairment indicator as defined by generally accepted accounting principles and as a result management is required to periodically determine if the carrying value of the Abilene facility is impaired as long as the indicators exist. In light of the expected resumption of manufacturing at this time, the Company does not believe that any impairment exists based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life as of September 30, 2003. However, if the forecasted levels of demand do not materialize, the Company may be required to recognize an impairment charge with respect to the manufacturing assets if the fair value is determined to be less than the carrying value. During the years ended September 30, 2003, 2002 and 2001, the Company was not operating these continuous carbonization lines at full capacity, resulting in available unused capacity charges of $5.7 million, $6.0 million and $6.8 million, respectively. These costs include depreciation and other overhead expenses associated with unused capacity.

Cash Used By Operating Activities
---------------------------------

         Net cash used by operating activities was $4.4 million for fiscal 2003. The cash flows used by operating activities during fiscal 2003 were primarily due to the net loss of $15.6 million offset by non-cash items including depreciation and amortization of $6.2 million and unrealized foreign exchange gain of $0.8 million plus a decrease in net operating assets of $1.7 million. The decrease in net operating assets consisted of a decrease of $1.8 million in inventories due primarily to a concerted effort to reduce inventories, a decrease of $2.4 million in accounts receivables, a decrease of $0.4 million in prepaid and other assets and a $1.9 million increase in accrued expenses and other liabilities, offset by a $1.7 million decrease in trade payables and a $0.7 million decrease in long-term liabilities.

Cash Used For Investing
-----------------------

         Net cash used for investing activities for fiscal 2003 was $0.8 million which included capital expenditures of $1.6 million primarily at the Hungarian subsidiary, offset by the sale of an investment held by the Hungarian subsidiary for $0.7 million.

         Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In fiscal 2003, the Company made capital expenditures of $1.6 million for various projects compared to $2.0 million during fiscal 2002. The Company expects capital expenditures to total less than $1.5 million for fiscal 2004 unless near-term demand increases significantly.

Cash Provided By Financing Activities
-------------------------------------

         Net cash provided by financing activities was $5.4 million for fiscal 2003. Net cash provided for the period included borrowings under the amended credit agreement, issuance of $8.1 million in subordinated debentures and an additional credit facility of $2.2 million at the Hungarian subsidiary, offset by pay down of the former credit facility and payments made under the existing credit agreements and mortgages.

Future Contractual Obligations
------------------------------

         A summary of significant contractual obligations is shown below. See Note 5 to the consolidated financial statements for discussion of the Company's debt agreements.

                                                                LESS THAN                 3-5     MORE THAN
                                                        TOTAL    1 YEAR    1-3 YEARS     YEARS     5 YEARS
                                                       -------  ---------  ---------    -------   ---------
Long-term debt, including current maturities........   $34,474    $  933    $22,421     $10,523      $597
Operating leases....................................     2,940     1,537        472         116       130
                                                       -------    ------    -------     -------      ----
     Total debt and operating leases................   $37,414    $2,470    $22,893     $10,639      $727
                                                       =======    ======    =======     =======      ====

         As of September 30, 2003, the Company had a balloon mortgage payment of $1.3 million on its operating facility in Salt Lake City due to a U.S. bank with a maturity date of November 2004.

Guarantees
----------

         In fiscal 2002, as a part of the sale of the Company's interest in Hardcore Composites, the Company continues to guarantee Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The obligation relates to a lease of the Hardcore Composites manufacturing facility, which expires on March 31, 2008.

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

INVENTORIES

         The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand, if any, are reserved. Remaining inventory balances are adjusted to approximate the lower of cost on a first-in, first-out basis or market value. Cost includes material, labor and overhead. If future demand or market conditions are less favorable than the Company's projections, additional inventory write-downs may be required and would be reflected in cost of sales (excluding available unused capacity costs) on the Company's statement of operations in the period in which the revision is made.

         In recent years, carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. These factors combined with the high level of inventories maintained by the Company, have resulted in the Company reducing the cost of certain carbon fiber inventories to their lower estimated market values. If these industry conditions do not improve in a reasonable period of time, or further deteriorate, it is possible that the market value of certain of the Company's carbon fiber inventories may further decrease resulting in additional charges to cost of sales (excluding available unused capacity costs).

APPLICATION AND DEVELOPMENT EXPENSES

         The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal development strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $3.5 million and $3.8 million in fiscal 2003 and 2002, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

UNUSED CAPACITY COSTS

         The Company is currently not operating its continuous carbonization lines located at the Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $5.7 million and $6.0 million for fiscal 2003 and 2002, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, management currently intends to return certain unused portions of the Abilene, Texas facility to service in fiscal 2004. However, until the facility is operating at certain production levels, these unused capacity costs will continue to be incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 1 in the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At September 30, 2003, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt would result in a $0.3 million increase in interest expense based on the debt levels at September 30, 2003.

         The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $30.0 million and $18.7 million at September 30, 2003 and 2002, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at September 30, 2003 and 2002 amounted to $2.7 million and $3.0 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt.

                                    * * *

         The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to return to operating on a profitable basis, comply with its debt coverage covenants and otherwise comply with its obligations under its credit agreements, refinance those agreements at their maturity dates, manage its excess carbon fiber production capacity and inventory levels, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them at decreasing price points and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

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

         The Report of PricewaterhouseCoopers LLP, independent auditors, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with generally accepted auditing standards. These standards include an evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the scope of their audits of the financial statements.

/s/ Zsolt Rumy
----------------
Zsolt Rumy
January 12, 2004

                           ZOLTEK COMPANIES, INC.

                       REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ZOLTEK COMPANIES, INC.
-----------------------------------------------------------------------------

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 19, 2003, except for Note 2, which is as of January 13, 2004

                                                   ZOLTEK COMPANIES, INC.
                                                 CONSOLIDATED BALANCE SHEET
                                  (Amounts in thousands, except share and per share data)

ASSETS                                                                                                   September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     2003            2002
                                                                                                   --------        --------
Current assets:
     Cash and cash equivalents.................................................................    $    838        $    685
     Accounts receivable, less allowance for doubtful accounts of $931 and $742, respectively..      10,380          11,749
     Inventories...............................................................................      26,978          27,081
     Other current assets......................................................................       1,483           1,424
                                                                                                   --------        --------
          Total current assets.................................................................      39,679          40,939
Property and equipment, net....................................................................      77,373          78,415
Other assets...................................................................................       2,403           2,068
                                                                                                   --------        --------
          Total assets.........................................................................    $119,455        $121,422
                                                                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Actual current maturities of long-term debt...............................................    $    933        $ 14,014
     Trade accounts payable....................................................................      11,892          12,535
     Notes payable.............................................................................       2,916               -
     Accrued expenses and other liabilities....................................................       5,148           4,518
                                                                                                   --------        --------
          Total current liabilities............................................................      20,889          31,067
Other long-term liabilities....................................................................         509             752
Long-term debt, less current maturities........................................................      33,541          13,699
                                                                                                   --------        --------
          Total liabilities....................................................................      54,939          45,518
                                                                                                   --------        --------

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding........................................................           -               -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,307,338 and 16,297,338 shares issued and outstanding, respectively...................         163             163
     Additional paid-in capital................................................................     109,290         108,897
     Retained deficit .........................................................................     (32,505)        (16,903)
     Accumulated other comprehensive loss......................................................     (12,432)        (16,253)
                                                                                                   --------        --------
          Total shareholders' equity...........................................................      64,516          75,904
                                                                                                   --------        --------
          Total liabilities and shareholders' equity...........................................    $119,455        $121,422
                                                                                                   ========        ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                                   ZOLTEK COMPANIES, INC.
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Amounts in thousands, except per share data)

                                                                                       Year Ended September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                                  2003           2002           2001
                                                                                --------       --------       --------


Net sales...................................................................    $ 63,539       $ 68,436       $ 76,478
Cost of sales, excluding available unused capacity costs....................      57,628         58,920         74,333
Available unused capacity costs.............................................       5,716          6,039          6,803
Application and development costs...........................................       3,453          3,750          3,533
Selling, general and administrative expenses................................       9,416          9,855         12,337
                                                                                --------       --------       --------
     Operating loss from continuing operations..............................     (12,674)       (10,128)       (20,528)
Other income (expense):
     Interest expense.......................................................      (1,959)        (1,632)        (2,136)
     Interest income........................................................          57             25            974
     Other, net.............................................................        (491)           180            (89)
                                                                                --------       --------       --------
         Loss from continuing operations before income taxes................     (15,067)       (11,555)       (21,779)
Income tax expense (benefit)................................................         535         (2,860)          (505)
                                                                                --------       --------       --------
     Net loss from continuing operations....................................     (15,602)        (8,695)       (21,274)
                                                                                --------       --------       --------
Discontinued operations:
     Operating loss, net of taxes...........................................           -         (1,030)        (5,175)
     Gain (loss) on disposal of discontinued operations.....................           -          1,894         (5,122)
                                                                                --------       --------       --------
         Net gain (loss) on discontinued operations, net of taxes...........           -            864        (10,297)
                                                                                --------       --------       --------
Net loss....................................................................    $(15,602)      $ (7,831)      $(31,571)
                                                                                ========       ========       ========
Net loss per share:
     Basic and diluted loss per share:
          Continuing operations.............................................    $  (0.96)      $  (0.53)      $  (1.29)
          Discontinued operations...........................................           -           0.05          (0.62)
                                                                                --------       --------       --------
               Total........................................................    $  (0.96)      $  (0.48)      $  (1.91)
                                                                                ========       ========       ========
Weighted average common shares outstanding..................................      16,307         16,289         16,515


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

                                                       ZOLTEK COMPANIES, INC.
                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (Amounts in thousands)

                                    Total Share-               Add'l     Accumulated Other             Retained
                                     holders'     Common      Paid-In      Comprehensive   Treasury    Earnings    Comprehensive
                                      Equity       Stock      Capital      Income (Loss)    Stock      (Deficit)   Income (Loss)
--------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000........  $122,811      $187       $127,690       $(27,488)     $   (118)   $ 22,500
Net loss...........................   (31,571)        -              -              -             -     (31,571)     $(31,571)
Foreign currency translation
  adjustment.......................     6,928         -              -          6,928             -           -         6,928
Unrealized losses on securities
  sold.............................       156         -              -            156             -           -           156
                                                                                                                     --------
         Comprehensive loss........                                                                                  $(24,487)
                                                                                                                     ========
Treasury shares purchased..........   (19,063)        -              -              -       (19,063)
Warrants issued with bank debt.....        48         -             48              -             -           -
Exercise of stock options..........       287         1            286
                                     --------      ----       --------       --------      --------    --------
Balance, September 30, 2001........    79,595       188        128,024        (20,364)      (19,181)     (9,072)
Net loss...........................    (7,831)        -              -              -             -      (7,831)     $ (7,831)
Foreign currency translation
  adjustment.......................     4,111         -              -          4,111             -           -         4,111
                                                                                                                     --------
         Comprehensive loss........                                                                                  $ (3,720)
                                                                                                                     ========
Treasury shares retired............         -       (25)       (19,156)             -        19,181           -
Exercise of stock options..........        29         -             29              -             -           -
                                     --------      ----       --------       --------      --------    --------
Balance, September 30, 2002........    75,904       163        108,897        (16,253)            -     (16,903)
Net loss...........................   (15,602)                                                          (15,602)     $(15,602)
Foreign currency translation
  adjustment.......................     3,821                                   3,821                                   3,821
                                                                                                                     --------
         Comprehensive loss........                                                                                  $(11,481)
                                                                                                                     ========
Warrants issued with sub-debt......       372                      372
Exercise of stock options..........        21                       21
                                     --------      ----       --------       --------      --------    --------
Balance, September 30, 2003........  $ 64,516      $163       $109,290       $(12,432)     $      -    $(32,505)
                                     ========      ====       ========       ========      ========    ========


                    The accompanying notes are an integral part of the consolidated financial statements.

                                                   ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Amounts in thousands)

                                                                                      Year Ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                  2003          2002            2001
                                                                                --------       -------        --------
Cash flows from operating activities:
     Net loss..............................................................     $(15,602)      $(7,831)       $(31,571)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
          (Gain) loss from discontinued operations.........................            -          (864)         10,297
          Depreciation and amortization....................................        6,230         6,336           6,604
          Foreign currency transaction gains (losses)......................          787          (240)           (250)
          Other, net.......................................................          (36)          (17)            136
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable...................        2,437         2,587             128
              (Increase) decrease in inventories...........................        1,758          (133)          6,055
              (Increase) decrease in prepaid expenses and other assets.....          404        (1,137)            356
              Increase (decrease) in trade accounts payable................       (1,690)          504           2,317
              Increase (decrease) in accrued expenses and other liabilities        1,942          (195)           (367)
              Increase (decrease) in other long-term liabilities...........         (675)          190              78
                                                                                --------       -------        --------
                  Total adjustments........................................       11,157         7,031          25,354
                                                                                --------       -------        --------
     Net cash used by continuing operations................................       (4,445)         (800)         (6,217)
     Net cash used by discontinued operations..............................            -          (262)         (2,973)
                                                                                --------       -------        --------
Net cash used by operating activities......................................       (4,445)       (1,062)         (9,190)
                                                                                --------       -------        --------
Cash flows from investing activities:
     Proceeds from sale of long-term investment............................          641             -               -
     Payments for purchase of property and equipment.......................       (1,577)       (1,981)         (5,339)
     Proceeds from sale of property and equipment..........................          119            59             772
     Decrease in notes receivable..........................................            -             -           5,066
     Proceeds from other...................................................            2            15               -
     Sale of marketable securities.........................................            -             -           1,483
                                                                                --------       -------        --------
   Net cash provided (used) by continuing operations.......................         (815)       (1,907)          1,982
   Net cash provided by discontinued operations............................            -             -          37,823
                                                                                --------       -------        --------
Net cash provided (used) by investing activities...........................         (815)       (1,907)         39,805
                                                                                --------       -------        --------
Cash flows from financing activities:
     Proceeds from exercise of common stock options........................           21            29             287
     Proceeds from issuance of notes payable...............................       16,240         7,335          13,162
     Repayment of notes payable............................................      (10,880)       (4,381)         (9,853)
                                                                                --------       -------        --------
   Net cash provided by continuing operations..............................        5,381         2,983           3,596
   Net cash used by discontinued operations................................            -             -         (35,375)
                                                                                --------       -------        --------
Net cash provided (used) by financing activities...........................        5,381         2,983         (31,779)
                                                                                --------       -------        --------
Effect of exchange rate changes on cash....................................           32             5              (6)
                                                                                --------       -------        --------
Net increase (decrease) in cash............................................          153            18          (1,170)
Cash and cash equivalents at beginning of period...........................          685           667           1,837
                                                                                --------       -------        --------
Cash and cash equivalents at end of period.................................     $    838       $   685        $    667
                                                                                ========       =======        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid (refunded) during the year for:

     Interest..............................................................     $  1,875       $ 2,425        $  2,708
     Income taxes..........................................................            -        (2,844)           (979)


                The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------------

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

REVENUE RECOGNITION

         The Company recognizes sales on the date title to the sold product transfers to the customer, which approximates the shipping date. Revenues generated by Entec Composite Machines are recognized on a percentage of completion basis. During 2003, 2002 and 2001, approximately $8.0 million, $9.8 million and $10.3 million, respectively, of sales was earned from one customer.

CONCENTRATION OF CREDIT RISK

         Zoltek's carbon fiber products are primarily sold to customers in the aerospace and composite industries. Zoltek Rt.'s acrylic products are mainly sold to customers in the textile industry. Zoltek

Materials Group products are primarily sold to the sporting goods industry. Entec Composite Machine's products are primarily sold in the composite industry. While the markets for the Company's products are geographically unlimited, most of Zoltek's and Zoltek Materials Group's business is with customers located in North America and most of Zoltek Rt.'s sales are to customers in Europe and Asia, while Entec Composite Machine's sales are worldwide. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of September 30, 2003, the Company had no significant concentrations of credit risk.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the years ended September 30, 2003, 2002 and 2001. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

         The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

              Buildings and improvements.................10 to 20 years
              Machinery and equipment....................3 to 20 years
              Furniture and fixtures.....................7 to 10 years

         The Company primarily uses accelerated depreciation methods for income tax purposes.

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Management believes that no impaired assets exist at September 30, 2003.

FINANCIAL INSTRUMENTS

         The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2003 and 2002. Substantially all of long-term debt bears current market rates of interest.

APPLICATION AND DEVELOPMENT EXPENSES

         Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Such costs were approximately $3.5 million, $3.8 million and $3.5 million in fiscal 2003, 2002 and 2001, respectively.

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

         Had the fair value of granted stock options been amortized to expense over the options' vesting periods, the pro forma impact on earnings of the stock-based compensation for the options would have been as follows (amounts in thousands, except for earnings per share information):

                                                               2003        2002        2001
                                                             --------    -------     --------
         Net loss:
             As reported................................     $(15,602)   $(7,831)    $(31,571)
             Compensation expense.......................          (71)      (205)        (456)
                                                             --------    -------     --------
             Pro forma..................................      (15,673)    (8,036)     (32,027)

             Basic and diluted loss per share:
             As reported................................         (.96)     (0.48)       (1.91)
             Pro forma..................................         (.96)     (0.49)       (1.94)


NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period, while diluted net income (loss) per share reflects the potential dilutive effects of stock options. Because 2003, 2002 and 2001 results reflected a net loss, both basic and diluted earnings per share were calculated based on the same weighted average number of shares for the year.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148). FAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), to provide alternative methods of transition when an entity changes from the intrinsic value method to the fair-value method of accounting for stock-based employee compensation. FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosure about the effects of stock-based compensation by requiring pro forma data to be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, FAS 148 requires that the information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of FAS 148.

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

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements Nos. 5, 57, and 107 and recession of FASB Interpretation No. 34." FIN 45 requires: (1) the guarantor of debt to recognize a liability, at the inception of the guarantee, for the fair value of the obligation undertaken in issuing this guarantee, (2) indirect guarantees of debt to be recognized in the financial statements of the guarantor and (3) the guarantor to disclose the background and nature of the guarantee, the maximum potential amount to be paid under the guarantee, the carrying value of the liability associated with the guarantee and any recourse of the guarantor to recover amounts paid under the guarantee from third parties. FIN 45 rescinds all the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others; as it has been incorporated into the provisions of FIN 45. The provisions of FIN 45 are effective for all guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for the financial statements of interim and annual periods ending after December 15, 2002. Other than the guarantee of a lease obligation of Hardcore Composites, LLC described elsewhere in this report, the Company does not have any material commitments within the scope of FIN 45.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN
46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). The Company is evaluating the impact of FIN 46 but at present the Company does not believe it is the primary beneficiary of any VIEs.

FINANCIAL PRESENTATION CHANGES

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       FINANCING
------------------------------------------------------------------------------

         As of September 30, 2003 and December 31, 2003, the Company was not in compliance with essentially all financial covenants requirements included in the credit facility with its bank. The subordinated convertible debentures contain certain cross-default provisions related to the Company's other debt agreements. The covenant non-compliances under the Company's senior U.S. credit facility at September 30, 2003 and December 31, 2003 resulted in the possibility of a default event being declared by the subordinated convertible debenture holders, which would result in that debt being immediately due and payable. As a result of the 2004 refinancing transactions described below, the Company obtained waivers of the covenant non-compliance with the covenants in the loan agreement, as currently in effect. Additionally, the Company obtained financial covenant waivers for all periods through March 31, 2005.

2004 Refinancing
----------------

         In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into common stock shares at $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. Proceeds from the issuance of these convertible debentures will be used for working capital purposes.

         As part of the Company's refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The Company expects that the loan to Mr. Rumy will be repaid to him, and the letter of credit would be released, as a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts. The loan by Mr. Rumy bears interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below.

         The Company also entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is secured by security interest in the Company's headquarters facility and its two U.S. carbon fiber manufacturing facilities. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $1.0 million is currently held in an escrow account to be released when the Company completes certain post-closing requirements with respect to the loan. The Company expects the conditions will be completed in January 2004.

         Due to the refinancing received subsequent to the Company's fiscal year end, the Company received waivers from the U.S. bank for these financial covenant violations as of September 30, 2003, and waived all financial covenants through February 13, 2005. Accordingly, the holders of the subordinated debentures have no right to accelerate maturity. The refinancing allows the Company to execute its 2004 business plan, which was uncertain until the refinancing occurred. The Company may require further refinancing in fiscal 2005 and beyond if sufficient cash flows from operations are not generated. However, the Company can give no assurance that it will be successful in its attempt to obtain new financing and if the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

2003 Refinancing
----------------

         The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (due January 31, 2004). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed below. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. Total borrowings under the revolving credit agreement were $4.6 million and the available credit under this agreement was $0.4 million at September 30, 2003.

         The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company issued and sold to 14 investors, including certain directors, subordinated convertible debentures in the aggregate principal amount of $8.1 million. The subordinated convertible debentures have stated maturities of five years, bear interest at 7% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the warrants, at the time of issuance, was estimated to be $376,650. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

3.       DISCONTINUED OPERATIONS
------------------------------------------------------------------------------

         In the fourth quarter of fiscal 2001, the Company formally adopted a plan to dispose of its 45% interest in Hardcore Composites, which designs and manufactures composite structures for the civil infrastructure market. The Company acquired its interest in Hardcore Composites in the third quarter of fiscal 2000. From the date of acquisition until disposition, the financial statements of Hardcore Composites were consolidated with the Company due to the ability to directly control the operations. In the fourth quarter of fiscal 2001, the Company recorded an impairment loss on discontinued operations of $5.1 million to reduce the carrying value of Hardcore Composites' long-lived assets to their estimated fair value less estimated selling costs. Hardcore was included in the Carbon Fibers segment (see Note 11).

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

         In fiscal 2002, as a part of the sale of the Company's interest in Hardcore Composites, Hardcore Composites and the Company also settled a $1,000,000 note and certain other obligations payable to the former owner, with the Company making a $475,000 payment and Hardcore Composites contributing an additional amount. This note comprised part of the purchase price of the acquisition in the third quarter of fiscal 2000 and was guaranteed by the Company. However, the Company continues to guaranty Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The obligation relates to a lease of the Hardcore Composites manufacturing facility, which expires March 31, 2008. In fiscal 2002, the Company reversed the $525,000 remaining accrual for the note payable to the former owner, as its obligation has been satisfied.

         Certain information with respect to the discontinued operations of Hardcore for the years ended September 30, 2002 and 2001 is summarized as follows (amounts in thousands):

                                                                        2002            2001
                                                                       -------        --------
         Net sales...................................................  $   408        $  3,910
         Cost of sales...............................................      886           5,030
                                                                       -------        --------
         Gross profit................................................     (478)         (1,120)
         Selling, general and administrative expenses................      535           2,194
         Goodwill amortization.......................................        -             103
                                                                       -------        --------
         Income (loss) from operations...............................   (1,013)         (3,417)
         Other expenses..............................................      (17)         (2,470)
         Income tax expense..........................................        -            (117)
         Minority interest...........................................        -             829
                                                                       -------        --------
         Net loss from operations....................................   (1,030)         (5,175)
         Gain (loss) on disposal of discontinued operations..........    1,894          (5,122)
                                                                       -------        --------
         Gain (loss) on discontinued operations, net of taxes........  $   864        $(10,297)
                                                                       =======        ========

4.       INVENTORIES
---------------------------------------------------------------------
Inventories consist of the following (amounts in thousands):

                                                                            September 30,
                                                                        2003            2002
                                                                       -------         -------
         Raw materials...............................................  $ 4,859         $ 4,893
         Work-in-process.............................................    1,132           1,913
         Finished goods..............................................   19,057          18,897
         Supplies, spares and other..................................    1,930           1,378
                                                                       -------         -------
                                                                       $26,978         $27,081
                                                                       =======         =======

         The Company recorded inventory valuation reserves of $1.0 million in the fourth quarter of fiscal 2003 and $8.6 million during the year ended September 30, 2001 to reduce the carrying value of inventories to a net realizable value. The reserves were established primarily due to the intensified overcapacity in carbon fiber markets, which caused distressed pricing across most existing markets. At September 30, 2003 and 2002, the inventory valuation reserve was $6.3 million and $6.1 million, respectively.

5.       PROPERTY AND EQUIPMENT
-----------------------------------------------------------------------------

Property and equipment consists of the following (amounts in thousands):

                                                          September 30,
                                                      2003            2002
                                                    --------       ---------
Land...........................................     $  1,665       $   1,630
Buildings and improvements.....................       30,061          28,562
Machinery and equipment........................       77,999          74,289
Furniture and fixtures.........................        5,477           5,181
Construction in progress.......................        4,014           3,189
                                                    --------       ---------
                                                     119,216         112,851
Less:  accumulated depreciation................      (41,843)        (34,436)
                                                    --------       ---------
                                                    $ 77,373       $  78,415
                                                    ========       =========

         In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. Management believes it will be necessary to return this facility to full operations within the next year given identified future market demand for carbon fiber products. However, the idling of this facility constituted an impairment indicator as defined by generally accepted accounting principles and as a result management is required to periodically determine if the carrying value of the Abilene facility is impaired as long as the indicators exist. In light of the expected resumption of manufacturing at this time, the Company does not believe that any impairment exists based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life as of September 30, 2003. However, if the forecasted levels of demand do not materialize, the Company may be required to recognize an impairment charge with respect to the manufacturing assets if the fair value is determined to be less than the carrying value. During the years ended September 30, 2003, 2002 and 2001, the Company was not operating these continuous carbonization lines at full capacity, resulting in available unused capacity charges of $5.7 million, $6.0 million and $6.8 million, respectively. These costs include depreciation and other overhead expenses associated with unused capacity.

6.       INCOME TAXES
------------------------------------------------------------------------------

         The components of the benefit for income tax expense (benefit) for the years ended September 30, are as follows (amounts in thousands):

                                                          2003       2002          2001
                                                          ----      -------       -------
From continuing operations:
     Current:
         Federal.....................................     $  -      $(2,731)      $   622
         State.......................................        -         (113)            -
         Non-U.S. local..............................      171          358           394
                                                          ----      -------       -------
                                                           171       (2,486)        1,016
                                                          ----      -------       -------
     Deferred:
         Federal.....................................      203            9        (1,551)
         State.......................................       17           (9)          352
         Non-U.S.....................................      144         (374)         (322)
                                                          ----      -------       -------
                                                           364         (374)       (1,521)
                                                          ----      -------       -------
              Total continuing operations............     $535      $(2,860)      $  (505)
                                                          ====      =======       =======
From discontinued operations:
     Deferred:
         Federal.....................................     $  -      $     -       $   108
         State.......................................        -            -             9
                                                          ----      -------       -------
            Total discontinued operations............        -            -           117
                                                          ----      -------       -------
     Total ..........................................     $535      $(2,860)      $  (388)
                                                          ====      =======       =======

         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax asset at September 30 are as follows (amounts in thousands):

                                                                                    2003            2002
                                                                                  --------        --------
     Tax effect of regular net operating losses (expiring 2020-2022).........     $(14,082)       $(10,274)
     Valuation allowance on net operating losses.............................       10,690           6,796
     Tax effect of capital loss..............................................         (582)           (582)
     Valuation allowance on capital loss.....................................          582             582
     Depreciation............................................................        4,048           3,512
     Employee related costs..................................................          (85)            (87)
     Inventory reserve.......................................................         (464)            (38)
     Bad debt accrual........................................................          (65)            (49)
     Deferred state income taxes.............................................            -             (16)
     Other...................................................................          (42)            (63)
     Non-U.S. operations deferred tax, net...................................            -            (144)
                                                                                  --------        --------
              Total net deferred tax asset...................................     $      -        $   (363)
                                                                                  ========        ========

         The benefit for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                       2003       2002        2001
                                                                      -------    -------     -------
At statutory rate:
         Income taxes on loss from continuing operations..........    $(5,131)   $(3,929)    $(7,405)
Increases (decreases):
         Lower effective tax rate on non-U.S. operations..........        768        333           4
         Change in valuation allowance on net operating loss......      4,759       (433)      5,216
         Change in valuation allowance on capital loss............          -          -         582
         Reduction of NOL due to 5 year carry back................          -     (1,871)          -
         Refund related to 5 year carry back of NOL...............          -      2,731           -
         Local taxes, non-U.S.....................................        171        358         394
         State taxes, net of federal benefit......................         16         (9)        352
         Refund write-off.........................................          -          -         622
         Other....................................................        (48)       (40)       (270)
                                                                      -------    -------     -------
                                                                      $   535    $(2,860)    $  (505)
                                                                      =======    =======     =======

         The consolidated loss from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2003, 2002 and 2001 was as follows (amounts in thousands):

                                                              2003        2002         2001
                                                            --------    --------     --------
Domestic................................................    $(10,267)   $ (9,475)    $(21,764)
Foreign.................................................      (4,800)     (2,080)         (15)
                                                            --------    --------     --------
Loss from continuing operations before income taxes.....    $(15,067)   $(11,555)    $(21,779)
                                                            ========    ========     ========

         Undistributed earnings of Zoltek Rt. of $3,568,000, $8,368,000 and $10,448,000 at September 30, 2003, 2002 and 2001, respectively, are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded. The undistributed earnings creates a deferred tax liability as of September 30, 2003 of $505,661.

7.       DEBT
------------------------------------------------------------------------------

Credit Facilities
-----------------

         The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from a U.S. bank apply to the Company on a consolidated basis.

         U.S. Operations - In May 2001, the Company entered into a two-year credit facility with a U.S. bank in the amount of $14.0 million. The credit facility was structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. In December 2001, June 2002 and September 2002 the Company amended its credit agreement with the U.S. bank to waive and modify certain financial covenants. In consideration for these amendments, the interest rate on the term and revolving credit loans was adjusted to the prime rate plus 1.0% per annum. As a result of these waivers and modifications, at September 30, 2002, the Company was in compliance with all financial covenants requirements included in the credit agreement as amended.

         Hungarian Operations - In May 2001, the Company's Hungarian subsidiary entered into a credit facility with a Hungarian bank. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Hungarian bank debt is due on December 31, 2004.

         In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million. The facility consists of a bank guarantee, factoring and mortgages and expires December 31, 2004.

         Total borrowings of the Hungarian subsidiary were $12.6 million at September 30, 2003. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

         See Note 2 for additional information related to debt transactions for fiscal 2003.

Long-term debt consists of the following (amounts in thousands):

                                                                                                  September 30,
                                                                                                2003         2002
                                                                                               -------     --------

     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15,392 to maturity in November 2004......................  $ 1,507     $  1,659

     Note payable with interest at 9.95%, payable in monthly installments of
         principal and interest of $19,288 to maturity in September 2009.....................    1,042        1,164

     Note payable with interest at 9.5%, payable in monthly installments of
         principal and interest of $27,672 to maturity in December 2009 .....................    1,558        1,730

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
         to be repaid from real estate and personal property tax abatements ................     1,706        1,648

     Subordinated debentures due February 2008 bearing interest at 7.0%......................    8,100            -

     Revolving credit agreement, maturing in March 2004, bearing interest at prime plus 2.0%
         in fiscal 2002 (prime rate at September 30, 2003 was 4.00%) ........................    4,670        8,508

     Term loan, $0.4 million payable in February 2004, balance payable in 2005, bearing
         interest at prime plus 2.0% (prime rate at September 30, 2003 was 4.00%)............    3,300        3,500

     Factoring facilities with Hungarian banks (expiring December 2004) (average interest
         rate of 5.5%).......................................................................    8,290        5,631

     Working capital facility with a Hungarian bank (expiring December 2004) (average
         interest rate of 10.6%).............................................................    2,299        2,393

     Capital investment facility with a Hungarian bank (expiring December 2004) (average
         interest rate of 5.6%)..............................................................    1,977        1,480
                                                                                               -------     --------
         Total debt..........................................................................   34,474       27,713

            Less:  amounts payable within one year...........................................     (933)     (14,014)
                                                                                               -------     --------
     Total long-term debt ...................................................................  $33,541     $ 13,699
                                                                                               =======     ========

         Following is a schedule of required principal payments of long-term debt (amounts in thousands):

                 Year ending
                September 30,                                    Total
                -------------                                    -----
                   2004......................................   $   933
                   2005......................................    20,553
                   2006......................................     1,868
                   2007......................................       523
                   2008......................................    10,000
                   Thereafter................................       597
                                                                -------
                                                                $34,474
                                                                =======

8.       COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------

LEASES

         Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease that expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease requires annual rental payments of $57,991 through October 2010. Rental expense related to this lease was $57,991 for the years ended September 30, 2003, 2002 and 2001.

         The Company entered into a sale/leaseback arrangement with Southwest Bank for a nitrogen plant located at the Abilene facility, in January 1999. The Company received $5,000,000 in cash for the nitrogen plant and did not recognize a gain or loss. The Company renegotiated the lease in February
2003 reducing the term to two years from February 2003. At expiration of the lease, the Company may repurchase the plant for market value. The lease is accounted for as an operating lease. Rental expense related to this lease was $1,036,000, $962,000 and $962,000 for the years ended September 30, 2003,
2002 and 2001, respectfully.

LEGAL

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages from the Company in the amount of $300,000 for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $450,000 in damages from the Company and Hardcore, jointly and severally, under the terms of the settlement agreement. The Company intends to vigorously defend this matter and assert any counterclaims as appropriate. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations or financial condition.

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

9.       PROFIT SHARING PLAN
------------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. No contributions were made by the Company for the years ended September 30, 2003, 2002, and 2001.

10.      STOCK OPTIONS
------------------------------------------------------------------------------

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

         In 1992, the Company adopted a Directors Stock Option Plan under which options to purchase 7,500 shares of common stock at the then fair market value are currently issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock, at the then fair market value. The options expire from 2003 through 2013, respectively.

         The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented below as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

         Assumptions:                                   2003             2002           2001
         -----------                                   -------         -------        -------

         Expected life of options..............        6 years         6 years        6 years
         Risk-free interest rate...............          4.25%           6.15%          7.15%
         Volatility of stock...................            96%             98%            79%
         Expected dividend yield...............             --              --             --

         The fair value of the options granted during 2003, 2002 and 2001 was $119,513, $349,000 and $379,000, respectively.

         Presented below is a summary of stock option plans activity for the years shown:

                                                   Wtd. Avg.      Wtd. Avg.        Wtd. Avg.
                                                    Options    Exercise Price    Exercisable    Exercise Price
                                                   ---------   --------------    -----------    --------------
         Balance, September 30, 2000                 972,500      $12.50           672,500         $13.71
             Granted.............................    287,500        4.58
             Exercised...........................    (84,000)       3.42
             Cancelled...........................   (120,000)      16.27
                                                   ---------
         Balance, September 30, 2001               1,056,000       10.75           531,000          10.81
             Granted.............................    451,000        2.10
             Exercised...........................    (12,000)       2.38
             Cancelled...........................   (408,000)      11.31
                                                   ---------
         Balance, September 30, 2002               1,087,000        7.05           561,833          10.35
             Granted.............................    112,500        2.70
             Exercised...........................    (10,000)       2.07
             Cancelled...........................   (187,500)       4.76
                                                   ---------      ------
         Balance, September 30, 2003               1,002,000        7.04           744,083           8.67

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2003:

                                                   Options Outstanding                 Options Exercisable
                                           ----------------------------------     -----------------------------
          Range of                            Wtd. Avg.           Wtd. Avg.                         Wtd. Avg.
           Prices           Number         Remaining Life      Exercise Price      Number        Exercise Price
        ------------       ---------       --------------      --------------      ------        --------------
        $  1.33-2.50         449,500          9 years             $ 2.11          196,583           $ 2.24
           3.25-5.25         122,500          4 years               4.34          117,500             4.31
           6.25-6.88         190,000          2 years               6.38          190,000             6.38
           7.69-9.25          90,000          7 years               8.59           90,000             8.59
         10.00-39.00         150,000          5 years              23.44          150,000            23.44
                           ---------                                              -------
        $ 1.33-39.00       1,002,000          6 years             $ 7.04          744,083           $ 8.67
                           =========                                              =======

11.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
-------------------------------------------------------------------------------

         The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Specialty Products. Effective in the fourth quarter of fiscal year 2003, the Company began reporting the former Carbon Fibers segment as two reportable segments: Carbon Fibers and Technical Fibers. The Company made this change based on the current economic characteristics of these two operating segments. Segment information for fiscal years 2002 and 2001 have been reclassified to reflect this change. The Company's former Composite Intermediates segment was combined with the Carbon Fibers segment in the third quarter of fiscal 2002 to reflect that its products and services are now strategically focused on the Company's strategy of commercializing the use of carbon fibers as reinforcement in advanced composite materials, including providing composite design and engineering services for development of applications for carbon fiber reinforced composites. Effective with the third quarter of fiscal 2002, Company management reviewed the performance of each of these two segments, allocated resources between these segments and reported on the overall financial and operating performance of each to the chief executive officer of the Company. Segment data for the comparable periods for fiscal year 2001 and 2002 has been restated to reflect this change.

         The Carbon Fibers and Technical Fibers segments are the primary strategic segments and manufacture low-cost carbon fibers used as reinforcement material in composites, oxidized acrylic fibers for heat/fire barrier applications and aircraft brakes, carbon fiber composite products and filament winding equipment used in the composite industry. They also facilitates development of product and process applications to increase the demand for carbon fibers and aggressively markets carbon fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer nor a small group of customers. The Technical Fibers segment has one customer which represented 13%, 14%, and 13% of the total sales of the Company in fiscal 2003, 2002 and 2001, respectively.

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the fiscal years ended September 30, 2003, 2002 and 2001 (amounts in thousands):

                                                                 Fiscal Year Ended September 30, 2003
                                                                 ------------------------------------
                                                                                                  Corporate
                                                Technical                       Specialty       Headquarters
                                                 Fibers       Carbon Fibers     Products      and Eliminations     Total
                                                ---------     -------------     --------      ----------------     -----
Net sales - external.........................     $14,098         $13,179         $36,262          $     -        $ 63,539
Net sales - intersegment.....................           -           5,675               -           (5,675)              -
                                                  -------         -------         -------          -------        --------
   Total net sales...........................      14,098          18,854          36,262           (5,675)         63,539
Cost of sales................................      12,689          17,367          33,588           (6,016)         57,628
Available unused capacity expenses...........           -           5,716               -                -           5,716
Operating income (loss)......................          93          (8,644)         (1,613)          (2,511)        (12,674)
Interest expense.............................           -               -               -            1,959           1,959
Depreciation and amortization expense........       1,004           4,013             988              227           6,232
Capital expenditures.........................         512             515             550                -           1,577
Total assets.................................      22,611          66,226          32,569           (1,951)        119,455




                                                          Fiscal Year Ended September 30, 2002
                                                          ------------------------------------
                                                                                                  Corporate
                                                Technical                       Specialty       Headquarters
                                                 Fibers       Carbon Fibers     Products      and Eliminations     Total
                                                ---------     -------------     --------      ----------------     -----
Net sales - external.........................     $19,772         $10,676         $37,988          $     -        $ 68,436
Net sales - intersegment.....................           -           4,419               -           (4,419)              -
                                                  -------         -------         -------          --------       --------
   Total net sales...........................      19,772          15,095          37,988           (4,419)         68,436
Cost of sales, excluding available unused
  capacity costs.............................      14,070          13,971          34,737           (3,858)         58,920
Available unused capacity costs..............           -           6,039               -                -           6,039
Operating income (loss)......................       3,584          (9,526)         (1,142)          (3,044)        (10,128)
Interest expense.............................           -               -               -            1,632           1,632
Depreciation and amortization expense........       1,182           3,978             862              314           6,336
Capital expenditures.........................        (624)          2,013             561               31           1,981
Total assets.................................      25,465          74,046          25,024           (3,113)        121,422

                                                          Fiscal Year Ended September 30, 2001
                                                          ------------------------------------
                                                                                                  Corporate
                                                Technical                       Specialty       Headquarters
                                                 Fibers       Carbon Fibers     Products      and Eliminations     Total
                                                ---------     -------------     --------      ----------------     -----
Net sales - external.........................     $20,674         $16,595         $39,209          $     -        $ 76,478
Net sales - intersegment.....................           -           6,669               -           (6,669)              -
                                                  -------         -------         -------          -------        --------
   Total net sales...........................      20,674          23,264          39,209           (6,669)         76,478
Cost of sales, excluding available unused
  capacity costs.............................      18,569          28,604          33,999           (6,839)         74,333
Available unused capacity costs..............           -           6,803               -                -           6,803
Operating income (loss)......................         180         (17,203)            418           (3,923)        (20,528)
Interest expense.............................           -               -               -            2,136           2,136
Depreciation and amortization expense........       1,380           4,141           1,001               82           6,604
Capital expenditures.........................       1,095           2,556           1,688                -           5,339
Total assets.................................      24,729          74,187          22,129              447         121,492

         Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2003, 2002 and 2001 (amounts in thousands):

                                     2003                       2002                        2001
                           ------------------------    ------------------------   --------------------------
                                             Net                         Net                         Net
                                         Long-Lived                  Long-Lived                   Long-Lived
                           Net Sales(a)   Assets(b)    Net Sales(a)   Assets(b)   Net Sales(a)    Assets (b)
                           ------------   ---------    ------------   ---------   ------------    ----------
United States............    $20,978       $45,936       $24,461       $50,366       $27,715       $54,685
Western Europe
   Italy.................      6,486                       6,810                       6,362
   France................      1,070                       2,253                       3,606
   Other.................      3,882                       3,678                       4,095
Eastern Europe
   Hungary...............     12,772        31,436        12,894        28,660        15,224        25,144
   Poland................      3,309                       3,601                       4,087
   Other.................     11,550                      10,088                       9,936
Other areas..............      3,492                       4,651                       5,453
                             -------       -------       -------       -------       -------       -------
   Total.................    $63,539       $77,373       $68,436       $79,026       $76,478       $79,829
                             =======       =======       =======       =======       =======       =======

(a) Revenues are attributed to countries based on the location of the customer.
(b) Property and equipment net of accumulated depreciation and intangibles, net of discontinued operations, based on country location of assets.

12.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
------------------------------------------------------------------------------

(Amounts in thousands, except per share data)

Fiscal year 2003                                    1st Quarter    2nd Quarter     3rd Quarter    4th Quarter
-------------------------------------------------------------------------------------------------------------
Net sales..........................................   $16,959        $15,944         $15,847        $14,789
Loss from continuing operations....................    (3,179)        (4,295)         (3,790)        (3,803)
Net loss...........................................   $(3,179)       $(4,295)        $(3,790)       $(3,803)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $  (.20)       $  (.26)        $  (.23)       $  (.23)

Fiscal year 2002                                    1st Quarter    2nd Quarter     3rd Quarter    4th Quarter
-------------------------------------------------------------------------------------------------------------
Net sales..........................................   $16,557        $17,448         $17,806        $16,625
Loss from continuing operations....................    (3,723)        (2,927)           (195)        (1,850)
Gain (loss) from discontinued operations...........      (648)           937               -            575
Net loss...........................................   $(4,371)       $(1,990)        $  (195)       $(1,275)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $ (0.23)       $ (0.18)        $ (0.01)       $ (0.11)
  Discontinued operations..........................     (0.04)          0.06               -           0.03
                                                      -------        -------         -------        -------
         Total.....................................   $ (0.27)       $ (0.12)        $ (0.01)       $ (0.08)
                                                      =======        =======         =======        =======

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.

Item 9A.  Controls and Procedures
-------   -----------------------

         The registrant carried out an evaluation, under the supervision and with the participation of the registrant's management, including the registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant's disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

         There were no changes in the registrant's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

         The information set forth under the captions "Election of Directors" and "Other Matters" in the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.

Item 11.  Executive Compensation
-------   ----------------------

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
-------   ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

         The following table shows the total number of outstanding options and shares available for future issuances of options under the Company's existing stock option plans as of September 30, 2003.

                                       Equity Compensation Plan Information
                                       ------------------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                                              FOR FUTURE ISSUANCE
                                                                     WEIGHTED AVERAGE            UNDER EQUITY
                                       NUMBER OF SECURITIES TO       EXERCISE PRICE OF        COMPENSATION PLANS
                                       BE ISSUED UPON EXERCISE      OUTSTANDING OPTIONS      (EXCLUDING SECURITIES
                                       OF OUTSTANDING OPTIONS          UNDER EQUITY           REFLECTED IN COLUMN
                                         WARRANTS AND RIGHTS        WARRANTS AND RIGHTS              (a))
          PLAN CATEGORY                        (#)(a)                     ($)(b)                    (#)(c)
          -------------                -----------------------      -------------------      ---------------------

Equity Compensation Plans
  Approved by Security Holders                1,002,000(1)                 $7.04                      0(1)

Equity Compensation Plans Not
  Approved by Security Holders                        0(2)                     0                      0(2)

Total                                         1,002,000                    $7.04                      0

--------
(1) Under the Company's Directors Stock Option Plan, there is at all times reserved for issuance a number of shares of Common Stock equal to the total number of shares then issuable pursuant to all option grants which are then outstanding under such plan.

(2) The Company currently has no equity compensation plans that are not approved by securityholders.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services
-------   ----------------------------------------------

         The information set forth under the caption "Principal Accountant Fees and Services" in the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
-------   --------------------------------------------------------------

         (a) (1) Financial statements: The following financial statements are included in Item 8 of this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheet as of September 30, 2003
                  and 2002

                  Consolidated Statement of Operations for the years ended September 30, 2003, 2002 and 2001

                  Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2003, 2002 and 2001

                  Consolidated Statement of Cash Flows for the years ended September 30, 2003, 2002 and 2001

                  Notes to Consolidated Financial Statements

                  (2) The following financial statement schedule and independent accountant's report thereon are included in Part IV of this report:

         Report of Independent Auditors on
         Financial Statement Schedule

         12-09 Valuation and Qualifying Accounts and Reserves

                  Schedules other than those listed above have been omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.

                  (3) The following exhibits are filed herewith or incorporated by reference herein, as indicated:

         3.1 Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

         3.2 Restated By-Laws of the Registrant, as currently in effect, filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

         4.1 Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

         4.2 Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant's Common Stock is filed herewith

         4.3 Subordinated Convertible Debenture Purchase Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as
                  Exhibit 4.1 to Registrant's Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

         4.4 Form of Subordinated Debenture, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

         4.5 Form of Warrant, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

         4.6 Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein is filed herewith

         4.7      Form of 6% Convertible Debenture is filed herewith

         4.8      Form of Warrant is filed herewith

         10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit
                  10.7 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

         10.2 Zoltek Companies, Inc. Long Term Incentive Plan, filed as Appendix B to Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference*

         10.3 Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999, is incorporated herein by this reference*

         10.4 Promissory Note, dated September 29, 1994, by and between Zoltek Properties, Inc. and Metlife Capital Corporation, filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference

         10.5 Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of
                  Exhibit 10.5.)

         10.6 Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

         10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company, filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.9 Stock Purchase Agreement, dated November 19, 1999, by and among Zoltek Companies, Inc. and each of the holders of the outstanding share capital of Structural Polymer (Holdings) Limited, filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 19, 1999 is incorporated herein by this reference

         10.10 Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology

                  Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

         10.11 First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

         10.12 Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference*

         10.13 Promissory Note, dated January 13, 2004, by and between Zoltek Properties, Inc. and Beal Bank, S.S.B. is filed herewith.

         10.14 Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis is filed herewith.

         21 Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is incorporated herein by this reference

         23       Consent of PricewaterhouseCoopers LLP is filed herewith

         31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  On August 21, 2003, the Registrant filed a Current Report on Form 8-K announcing its financial results for the quarter ended June 30, 2003

--------
* Management compensatory plan or arrangement

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

Date: January 9, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                         Date
---------                                 -----                                         ----
S
/s/ Zsolt Rumy                            Chairman, Chief Executive Officer,            January 9, 2004
------------------------------------      Chief Financial Officer and Director
Zsolt Rumy

/s/ Linn Bealke                           Director                                      January 9, 2004
------------------------------------
Linn Bealke

/s/ James W. Betts                        Director                                      January 9, 2004
------------------------------------
James W. Betts

/s/ Charles A. Dill                       Director                                      January 9, 2004
------------------------------------
Charles A. Dill

/s/ John L. Kardos                        Director                                      January 9, 2004
------------------------------------
John L. Kardos

/s/ John F. McDonnell                     Director                                      January 9, 2004
------------------------------------
John F. McDonnell

                      REPORT OF INDEPENDENT AUDITORS ON
                        FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Zoltek Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 19, 2003, except for Note 2, which is as of January 13, 2004, appearing in the 2003 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 19, 2003

                                      FOR THE YEAR ENDED SEPTEMBER 30, 2003

                            Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                             (Amounts in thousands)

          Column A                  Column B                    Column C                 Column D       Column E
          --------                  --------         ------------------------------     ----------     ----------
                                                               Additions
                                                     ------------------------------
                                   Balance at        Charged to        Charged to                      Balance at
                                    beginning        costs and       other accounts     Deductions        end
                                    of period         expenses          describe         describe      of period
                                    ---------         --------          --------         --------      ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $  742            $  215            $   -             $ 30(1)      $   931
                                     ======            ======            =====             ====         =======
RESERVE FOR INVENTORY VALUATION      $6,100            $1,106            $   -             $906(2)      $ 6,300
                                     ======            ======            =====             ====         =======

DEFERRED TAX VALUATION               $7,378            $3,894            $   -             $  -         $11,272
                                     ======            ======            =====             ====         =======

                                       ---------------------------------


                                      FOR THE YEAR ENDED SEPTEMBER 30, 2002

                            Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                             (Amounts in thousands)

          Column A                  Column B                    Column C                 Column D       Column E
          --------                  --------         ------------------------------     ----------     ----------
                                                               Additions
                                                     ------------------------------
                                   Balance at        Charged to        Charged to                      Balance at
                                    beginning        costs and       other accounts     Deductions        end
                                    of period         expenses          describe         describe      of period
                                    ---------         --------          --------         --------      ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $  760            $  392            $   -            $  410(1)      $  742
                                     ======            ======            =====            ======         ======
RESERVE FOR INVENTORY VALUATION      $7,972            $    -            $   -            $1,872(2)      $6,100
                                     ======            ======            =====            ======         ======

DEFERRED TAX VALUATION               $7,811            $    -            $   -            $ (433)        $7,378
                                     ======            ======            =====            ======         ======

                                       ---------------------------------


                                      FOR THE YEAR ENDED SEPTEMBER 30, 2001

                            Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                             (Amounts in thousands)

          Column A                  Column B                    Column C                 Column D       Column E
          --------                  --------         ------------------------------     ----------     ----------
                                                               Additions
                                                     ------------------------------
                                   Balance at        Charged to        Charged to                      Balance at
                                    beginning        costs and       other accounts     Deductions        end
                                    of period         expenses          describe         describe      of period
                                    ---------         --------          --------         --------      ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $  899            $  836            $   -            $  975(1)     $  760
                                     ======            ======            =====            ======        ======
RESERVE FOR INVENTORY VALUATION      $3,340            $8,644            $ 417            $4,429(2)     $7,972
                                     ======            ======            =====            ======        ======

DEFERRED TAX VALUATION               $2,013            $5,798            $   -            $    -        $7,811
                                     ======            ======            =====            ======        ======

--------
(1) Write-off of uncollectible receivable, net of recovery.
(2) Reduction in inventory reserve for specific inventory items.

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

         3.1      Restated Articles of Incorporation of the Registrant*

         3.2      Restated By-Laws of the Registrant, as currently in effect*

         4.1      Form of certificate for Common Stock*

         4.2 Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant's Common Stock*

         4.3 Subordinated Convertible Debenture Purchase Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as
                  Exhibit 4.1 to Registrant's Current Report on Form 8-K dated February 18, 2003*

         4.4 Form of Subordinated Debenture, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated February 18, 2003*

         4.5 Form of Warrant, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated February 18, 2003*

         4.6 Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein

         4.7      Form of 6% Convertible Debenture

         4.8      Form of Warrant

         10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992*

         10.2     Zoltek Companies, Inc. Long-Term Incentive Plan*

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

         10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company*

         10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis*


--------
* Incorporated herein by reference

                                EXHIBIT INDEX
                                -------------

Exhibit No.       Description
----------        -----------

         10.9 Stock Purchase Agreement, dated as of November 6, 2000, by and among Structural Polymer Group Limited, Zoltek Companies, Inc. and certain Shareholders of Zoltek Companies, Inc.*

         10.10 Credit Agreement, dated as of May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC*

         10.11 First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 18, 2003*

         10.12 Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders*

         10.13 Promissory Note, dated January 13, 2004, by and between Zoltek Properties, Inc. and Beal Bank, S.S.B. is filed herewith.

         10.14 Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis is filed herewith.

         21       Subsidiaries of the Registrant*

         23       Consent of PricewaterhouseCoopers LLP

         31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------
* Incorporated herein by reference