Form 10-Q
period 2003-12-31
ZOLTEK COMPANIES INC
filed 2004-02-17
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549




                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended December 31, 2003            Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 17, 2004, 16,343,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                    ZOLTEK COMPANIES, INC.

                                                  CONSOLIDATED BALANCE SHEET
                                                  --------------------------
                                 (Amounts in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                             DECEMBER 31,     SEPTEMBER 30,
ASSETS                                                                                           2003              2003
---------------------------------------------------------------------------------------------------------------------------

Current assets:
     Cash and cash equivalents................................................................ $     192        $    838
     Accounts receivable, less allowance for doubtful accounts of $962 and
       $931, respectively.....................................................................    10,405          10,380
     Inventories..............................................................................    28,437          26,978
     Other current assets.....................................................................     1,857           1,483
                                                                                               ---------        --------
          Total current assets................................................................    40,891          39,679
Property and equipment, net...................................................................    77,554          77,373
Other assets..................................................................................     2,029           2,403
                                                                                               ---------        --------
          Total assets........................................................................ $ 120,474        $119,455
                                                                                               =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Actual current maturities of long-term debt.............................................. $  12,946        $    933
     Trade accounts payable...................................................................    15,491          11,892
     Notes payable............................................................................     1,719           2,916
     Note payable to related party............................................................     1,400               -
     Accrued expenses and other liabilities...................................................     5,411           5,148
                                                                                               ---------        --------
          Total current liabilities...........................................................    36,967          20,889
Other long-term liabilities...................................................................       574             509
Long-term debt, less current maturities.......................................................    20,920          33,541
                                                                                               ---------        --------
          Total liabilities...................................................................    58,461          54,939
                                                                                               ---------        --------

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding........................................................         -               -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,343,338 and 16,307,338 shares issued and outstanding, respectively..................       163             163
     Additional paid-in capital...............................................................   109,290         109,290
     Retained deficit.........................................................................   (36,228)        (32,505)
     Accumulated other comprehensive loss.....................................................   (11,212)        (12,432)
                                                                                               ---------        --------
          Total shareholders' equity..........................................................    62,013          64,516
                                                                                               ---------        --------
          Total liabilities and shareholders' equity ......................................... $ 120,474        $119,455
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

                                                    ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                            ------------------------------------
                                        (Amounts in thousands, except per share data)
                                                          (Unaudited)

                                                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                                               -------------------------------
                                                                                                  2003                2002
------------------------------------------------------------------------------------------------------------------------------

Net sales....................................................................................... $13,331            $16,959
Cost of sales, excluding available unused capacity costs........................................  12,180             14,902
Available unused capacity costs.................................................................   1,431              1,326
Application and development costs...............................................................     747                895
Selling, general and administrative expenses....................................................   2,128              2,664
                                                                                                 -------            -------
     Operating loss from continuing operations..................................................  (3,155)            (2,828)
Other income (expense):
     Interest expense...........................................................................    (657)              (478)
     Interest income............................................................................      12                 20
     Other, net.................................................................................     155                (19)
                                                                                                 -------            -------
         Loss before income taxes...............................................................  (3,645)            (3,305)
Income tax expense (benefit)....................................................................      78               (135)
                                                                                                 -------            -------
Net loss........................................................................................ $(3,723)           $(3,170)
                                                                                                 =======            =======

Net loss per share:
     Basic and diluted loss per share........................................................... $ (0.23)           $ (0.19)
                                                                                                 =======            =======

Weighted average common shares outstanding......................................................  16,310             16,297

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

                                                   ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                  (Amounts in thousands)
                                                        (Unaudited)

                                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                  2003             2002
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................  $(3,723)         $(3,170)
      Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
           Depreciation and amortization......................................................    1,563            1,571
           Foreign currency transaction (gains) losses........................................       57             (188)
           Other, net.........................................................................      (36)              (5)
           Changes in assets and liabilities:
                 Decrease in accounts receivable..............................................      243              570
                 (Increase) decrease in inventories...........................................     (747)             539
                 (Increase) decrease in prepaid expenses and other assets.....................       34             (904)
                 Increase in trade accounts payable...........................................    2,836            2,295
                 (Decrease) in accrued expenses and other liabilities.........................   (1,116)            (309)
                 Increase (decrease) in other long-term liabilities...........................      171             (179)
                                                                                                -------          -------
                      Total adjustments.......................................................    3,005            3,390
                                                                                                -------          -------
      Net cash provided (used) by operating activities........................................     (718)             220

Cash flows from investing activities:
           Payments for purchase of property and equipment....................................     (470)            (345)
           Proceeds from sale of property and equipment.......................................      119               15
                                                                                                -------          -------
      Net cash used by investing activities...................................................     (351)            (330)

Cash flows from financing activities:
           Proceeds from issuance of notes payable............................................      467              303
           Proceeds from issuance of note payable to related party............................    1,400                -
           Repayment of notes payable.........................................................   (1,425)            (199)
                                                                                                -------          -------
Net cash provided by financing activities.....................................................      442              104
Effect of exchange rate changes on cash.......................................................      (19)               4
                                                                                                -------          -------
Net increase (decrease) in cash...............................................................     (646)              (2)
Cash and cash equivalents at beginning of period..............................................      838              685
                                                                                                -------          -------
Cash and cash equivalents at end of period....................................................  $   192          $   683
                                                                                                =======          =======

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest.................................................................................  $   531          $   473
     Income taxes.............................................................................  $     -          $    94

                  The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2003 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the period ended December 31, 2003 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2004.

The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are reflected as other comprehensive income
(loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in the results of operations. All significant inter-company transactions and balances have been eliminated upon consolidation.

2.   FINANCING

As of December 31, 2003, the Company was not in compliance with essentially all financial covenants requirements included in the credit facility with its bank. The subordinated convertible debentures contain certain cross-default provisions related to the Company's other debt agreements. The covenant non-compliances under the Company's senior U.S. credit facility at December 31, 2003 resulted in the possibility of a default event being declared by the subordinated convertible debenture holders, which would result in that debt being immediately due and payable. As a result of the 2004 refinancing transactions described below, the Company obtained waivers of the covenant non-compliance with the covenants included in the loan agreement as of December 31, 2003. Additionally, the Company obtained financial covenant waivers for all periods through February 13, 2005.

2004 Refinancing
----------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into common stock shares at $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. Proceeds from the issuance of these convertible debentures will be used for working capital purposes.

As part of the Company's refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bears interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit has been released. The $1.4 million loan remains outstanding and the Company expects to repay it during the current fiscal year.

The Company also entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. carbon fiber manufacturing facilities. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million is currently held in an escrow account to be released when the

Company completes certain post-closing requirements with respect to the loan. The Company expects the conditions will be met in February 2004.

Due to the refinancing received subsequent to the Company's fiscal year end, the Company's U.S. bank waived the financial covenant non-compliance as of December 31, 2003, and waived all financial covenants through February 13, 2005. Accordingly, the holders of the subordinated debentures have no right to accelerate maturity. Additionally, the expiration of the Company's revolving credit loan was extended from January 31, 2004 to January 31, 2005. The refinancing allows the Company to execute its 2004 business plan, which was uncertain until the refinancing occurred. The Company will require further refinancing in fiscal 2005 and beyond. However, the Company can give no assurance that it will be successful in its attempt to obtain new financing and if the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

2003 Refinancing
----------------

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (originally due January 31, 2004, now due January 31, 2005 - see above). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed below. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. Total borrowings under the revolving credit agreement were $4.6 million and the available credit under this agreement was $0.4 million at September 30, 2003.

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

Credit Facilities
-----------------

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from a U.S. bank, which has been waived through February 13, 2005, apply to the Company on a consolidated basis.

US Operations - In May 2001, the Company entered into a two-year credit facility with a U.S. bank in the amount of $14.0 million. The credit facility was originally structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. As discussed above, in February 2003, the term loan was reduced to $3.5 million and the revolving credit loan was reduced to $5.0 million. In consideration for certain amendments and waivers to the credit facility, the interest rate on the term and revolving credit loans was adjusted to the prime rate plus 1.0% per annum.

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

Total borrowings of the Hungarian subsidiary were $11.9 million at December 31, 2003, all of which have been classified as current due to their stated maturity of December 31, 2004. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

3.   COMPREHENSIVE LOSS

Comprehensive loss for the quarters ended December 31, 2003 and 2002 was as follows (in thousands):

                                                              2003           2002
                                                             -------        -------
          Net loss.......................................... $(3,723)       $(3,170)
          Foreign currency translation adjustment...........  (1,220)         2,550
                                                             -------        -------
          Comprehensive loss................................ $(2,503)       $  (620)
                                                             =======        =======

4.   STOCK OPTION PLAN

At December 31, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                            2003             2002
                                                                           -------          -------
         Reported net loss..............................................   $(3,723)         $(3,170)
         Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of tax effects...........................................       (13)             (51)
                                                                           -------          -------
         Pro forma net loss.............................................   $(3,736)         $(3,221)
                                                                           =======          =======
         Reported basic and diluted loss per share......................   $ (0.23)         $ (0.19)
         Pro forma basic and diluted loss per share.....................   $ (0.23)         $ (0.20)

5.   SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been presented as three reportable segments: Carbon Fibers, Technical Fibers and Specialty Products. Effective in the fourth quarter of fiscal year 2003, the Company began reporting the former Carbon Fibers segment as two reportable segments: Carbon Fibers and Technical Fibers. The Company made this change based on the current economic characteristics of these two operating segments. Segment information for the first quarter of fiscal 2003 has been reclassified to reflect this change. The Company's former Composite Intermediates segment was combined with the Carbon Fibers segment in the third quarter of fiscal 2002 to reflect that its products and services are now strategically focused on the Company's strategy of commercializing the use of carbon fibers as reinforcement in advanced composite materials, including providing composite design and engineering services for development of applications for carbon fiber reinforced composites. Effective with the third quarter of fiscal 2002, Company management reviewed the performance of each of these two segments, allocated resources between these segments and reported on the overall financial and operating performance of each to the chief executive officer of the Company. Segment data for the comparable periods for fiscal year 2001 and 2002 has been restated to reflect this change.

The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures aircraft brakes and oxidized acrylic fibers for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer nor a small group of customers

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the first quarter ended December 31, 2003 and 2002 (amounts in thousands):

                                                                               THREE MONTHS ENDED DECEMBER 31, 2003
                                                                               ------------------------------------
                                                                                                       Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon       Specialty         and
                                                           Fibers         Fibers        Products     Eliminations        Total
                                                          ---------      -------       ---------     ------------      -------
Net sales............................................       $3,281       $ 2,610         $7,440        $     -         $13,331
Net sales - intersegment.............................            -         1,269              -         (1,269)              -
Cost of sales, excluding available unused capacity...        2,785         3,518          6,989         (1,112)         12,180
Available unused capacity expenses...................            -         1,431              -              -           1,431
Operating (loss) income..............................          165        (1,929)          (605)          (786)         (3,155)
Depreciation and amortization expense................          156         1,102            278             27           1,563
Capital expenditures.................................           90           124            216             40             470

                                                                               THREE MONTHS ENDED DECEMBER 31, 2002
                                                                               ------------------------------------
                                                                                                       Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon       Specialty         and
                                                           Fibers         Fibers        Products     Eliminations        Total
                                                          ---------      -------       ---------     ------------      -------
Net sales............................................       $3,593       $ 3,571         $9,795         $     -        $16,959
Net sales - intersegment.............................            -         1,583              -          (1,583)             -
Cost of sales, excluding available unused capacity...        2,700         4,663          9,109          (1,570)        14,902
Available unused capacity expenses...................            -         1,326              -               -          1,326
Operating (loss) income..............................          388        (2,026)          (523)           (667)        (2,828)
Depreciation and amortization expense................          259         1,015            228              69          1,571
Capital expenditures.................................           43           220             82               -            345

                                                                                       TOTAL ASSETS
                                                                                       ------------
                                                                                                       Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon       Specialty         and
                                                           Fibers         Fibers        Products     Eliminations        Total
                                                          ---------      -------       ---------     ------------      --------
December 31, 2003....................................      $17,801       $65,211        $38,047        $  (585)        $120,474
September 30, 2003...................................       22,611        66,226         32,569         (1,951)         119,455

GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)
-----------------------------------------------------------
                                                                    REVENUES (1)
                                                               ---------------------          LONG-LIVED ASSETS (2)
                                                                 THREE MONTHS ENDED      ------------------------------
                                                                    DECEMBER 31,         DECEMBER 31,     SEPTEMBER 30,
                                                                 2003          2002         2003              2003
                                                               -------       -------       -------           -------
United States................................................. $ 4,348       $ 6,458       $45,122           $45,936
Hungary.......................................................   8,983        10,501        32,432            31,436
                                                               -------       -------       -------           -------
Total......................................................... $13,331       $16,959       $77,554           $77,373
                                                               =======       =======       =======           =======

--------
(1) Revenues are attributed to the entity recognizing the sale in the interim statements, as it is not practical to accumulate every customer's country of domicile on an interim basis.

(2) Property and equipment and intangibles, net of accumulated depreciation and amortization, are based on country location of assets.

6.   INVENTORIES

Inventories consist of the following (amounts in thousands):


                                                            DECEMBER 31,  SEPTEMBER 30,
                                                               2003           2003
                                                            ------------  -------------
         Raw materials.....................................   $ 5,908       $ 4,859
         Work-in-process...................................     1,051         1,132
         Finished goods....................................    20,272        19,057
         Supplies, spares and other........................     1,206         1,930
                                                              -------       -------
                                                              $28,437       $26,978
                                                              =======       =======

The Company has undertaken aggressive steps to sell carbon fiber inventories to improve its cash flow. The Company has decreased the actual inventory by $0.2 million but this decrease was offset by the significant increase in the value of the Hungarian currency against the U.S. Dollar, which has increased the carrying value of the Hungarian inventory.

7.   NEW ACCOUNTING POLICIES

The FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" in January 2003 and issued its deferral in FASB Interpretation No. 46-R "Consolidation of Variable Interest Entities" (FIN No. 46-R) in December 2003, which addressed the requirements for consolidating certain variable interest entities. Variable interest entities are required to be accounted for under FIN No. 46-R, as revised in December 2003. FIN No. 46-R applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities that are considered special purpose entities as of December 31, 2003. FIN No. 46-R applies to all other variable interest entities as of March 31, 2004. The Company currently has no interests in entities that are considered special purpose entities. The company is still evaluating the requirements of FIN 46-R on the consolidated financial statements but does not expect the impact to be material.

8.   COMMITMENTS AND CONTINGENCIES

Legal
-----

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

Sources of Supply
-----------------

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

The Company's strategic plan of introducing low-cost carbon fibers into high potential end uses to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, wind energy, oil and gas production and other industries has been well received. The Company believes it is the lowest cost producer of carbon fibers and it is well positioned to produce sufficient volumes of carbon fibers to satisfy indicated future demand. The Company is participating in ongoing development projects and expects that certain of these emerging applications will begin to generate meaningful orders during fiscal 2004 as described below.

The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-volume applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas facility. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications have been slower to develop than anticipated. Since 1998 total carbon fiber usage has not grown significantly but the aerospace applications have declined.

The Company believes that market conditions will change. Two major aerospace applications, the introduction of the Airbus A-380 and the Boeing 7E7 are expected to absorb excess aerospace fiber capacity, which we anticipate will result in the divergence of the aerospace and commercial markets for carbon fibers. We believe that our receipt of 1.8 million pound of carbon fiber orders from Asian sporting goods manufacturers toward the beginning of this fiscal year reflects this shift. In the past, sales in this market were aggressively pursued by aerospace fiber manufacturers willing to sell at distress prices. These contracts have not yet affected our financial results because of timing of export licenses and the need for inventory build and qualification runs. Shipments to these customers have begun on a regular and routine basis in the second quarter of fiscal 2004.

The disappointing rate of market development caused the Company last year to reassess its strategy. The Company reconfirmed the validity of the strategy, however, as a result of that reassessment, the Company has specifically targeted three significant and emerging applications: wind energy, flame retardant bedding and home furnishings and automotive. Although the Company has not yet achieved the sales volume it had expected, development of the use of carbon fibers is continuing in each of these targeted market segments.

     o Wind energy is one of the fastest growing industries globally. The desire by consumers and the government support for renewable energy has been growing in the past decade. Of all the current technologies, wind generated electricity is the most competitive and technically viable renewable energy source. The wind turbine's ability to generate electricity is increased by the square of its blade length. With 55-60 meter (approximately 175-200 feet) long blades, a wind turbine can generate 3 MW of electricity at costs competitive with fossil fuels. All the major wind turbine manufacturers have announced plans to introduce such large turbines in 2004. The length of these blades requires the use of carbon fibers. The Company has put forth a significant effort to qualify and certify our Panex(R)-35 fibers for this application.

          The largest supplier of wind turbines has approved the Company as a one of two sources of carbon fiber for the production of blades and we expect significant carbon fiber orders from this application in fiscal 2004. Another significant blade manufacturer has now begun using our fibers. Also, the Company's Entec subsidiary has signed an agreement with the second largest supplier of wind turbines to build machinery to make the blades for the wind turbines with an automated process, which the Company believes will lead to meaningful carbon fiber sales beginning in the latter part of 2004.

     o It is expected that consumer product safety standards that regulate flame-retardant bedding and furniture will begin to be enforced by the State of California starting in 2005. The first regulations in place relate to the mattress products. The Company, in cooperation with a major supplier to the mattress industry, has developed a solution for the regulations put in place by the State of California. The Company believes its PYRON(R) products will offer the best and most economical solution for this application in large segments of the market. U.S. federal regulations are expected to be substantially similar to California and are scheduled to be in place January 1, 2005. In view of recent legal developments regarding implementation of these laws and rules at this time it is not clear when the industry will implement the introduction of the flame resistant mattresses. However, it is the Company's belief that the potential exposure to product liability eventually will force the industry to comply and do so across the United States. The Company is already selling its products to institutional mattress manufacturers and expects sales to begin in consumer markets in fiscal 2004.

     o The Company believes that use of carbon fibers in automobiles will become the most significant application within 10 years. The performance properties of carbon fiber reinforced composites can reduce the weight of a car by 60% versus steel and 35% versus aluminum. This allows either a significant improvement in the car's performance and/or fuel consumption. Both are significant attributes for the automobile industry. The Company has been working with BMW exclusively to efficiently and reliably produce structural parts for automobiles. The results from this development work have been favorable. As a result, the Company believes that the introduction of carbon fibers in series production cars will occur within the next few years. The Company anticipates that significant orders eventually will be forthcoming from BMW.

          In addition to BMW, the Company has worked with a number of other auto companies and their vendors. Current indications are that a number of other applications are coming to fruition. We expect that several component made with our carbon fibers will appear on series production cars by 2005.

Carbon fiber sales in current markets have been depressed. The aircraft brake business which has been the Company's strongest market, has been significantly affected by the events of 9/11 and the subsequent major reduction in the number of aircraft in service and the reduced build rate of new aircraft. The other existing commercial carbon fiber markets have been affected by excess capacity across the industry and distressed pricing across most existing markets. The Company's strategy for near-term sales increases was to rely primarily on what had been growing commercial markets (conductive plastics used in electronic products and sporting goods). With the new orders in place and additional indications for significant orders, the Company is planning to restart its major carbon fiber manufacturing facility in Abilene, Texas which has been temporarily idled. Maintaining this excess capacity has been costly, but the Company believed it is necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the reactivation of the plant, unused capacity costs will diminish and, ultimately, disappear. The Company also moved its fiber prepreg facilities from San Diego to Salt Lake City in the first quarter of fiscal 2004. This facility will be ready for production in March 2004 with a much improved facility and cost base.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED
-------------------------------------------------------------------
DECEMBER 31, 2002
-----------------

The Company's sales decreased 21.3%, or $3.6 million, to $13.3 million in the first quarter of fiscal 2004 from $17.0 million in the first quarter of fiscal 2003. Technical fiber sales decreased 8.6%, or $0.3 million, to $3.3 million in the first quarter fiscal 2004 from $3.6 million in the first quarter fiscal 2003. Technical fiber sales decreased due to depressed demand from aircraft brake customers, reflecting the worldwide decline in the airline industry activity, as well as reduced production schedules at the Company's principal aircraft brake customer in December 2003. That customer's purchases have resumed to historical levels in the second quarter-to-date. Carbon fiber sales decreased 25%, or $1.3 million, to $3.9 million in the first quarter of fiscal 2004 from $5.2 million in the first quarter of fiscal 2003. The carbon fiber sales decrease was related primarily to the Company's decision to relocate its prepreg operations from California to Utah to combine its operations with another of the Company's facilities. Sales for the prepreg operation in the first quarter of fiscal 2003 were $1.8 million compared to $0.4 million in the first quarter of fiscal 2004 as no prepreg was produced during November and December. The Company expects to have its prepreg production operational by the beginning of the third quarter of fiscal 2004. As a result, sales in the second quarter of fiscal 2004 from these operations will be zero compared to $1.7 million in the second quarter of last year. Sales of the specialty products business segment decreased 23.6%, or $2.3 million, to $7.4 million in the first quarter of fiscal 2004 from $9.7 million in the first quarter of fiscal 2003. The reduced revenue was primarily the result of lower acrylic fiber production to limit sales at unfavorable profit levels. The Company expects these depressed conditions impacting the carbon fiber and acrylic markets to continue during fiscal 2004.

The Company's cost of sales (excluding available unused capacity costs) decreased by 18.7%, or $2.8 million, to $12.1 million in the first quarter of fiscal 2004 from $14.9 million in the first quarter of fiscal 2003. The decrease in cost of sales (excluding available unused capacity costs) was consistent with the decrease in sales, however, not to the degree of the sales decline due to both the carbon fiber and specialty fiber products having been impacted from industry-wide excess capacity that resulted in distressed pricing across most existing markets and lower sales volume that has not supported the level of the Company's fixed manufacturing cost. Technical fiber margins declined as well due to lower sales volumes attributable to the customer scheduling described above which resulted in unfavorable overhead absorbsion.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.4 million during the first quarter of fiscal 2004 and $1.3 million in the first quarter of fiscal 2003. The Company believes it is necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders expected in fiscal 2004, the Company expects that its unused capacity costs will be eliminated by the end of fiscal 2005. See additional discussion of the Abilene facility under - "Liquidity and Capital Resources".

Application and development costs were $747,000 in the first quarter of fiscal 2004 and $895,000 in the first quarter of fiscal 2003. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $2.1 million in the first quarter of fiscal 2004 compared to $2.7 million in the first quarter of fiscal 2003. The decrease in expense was primarily due to the cost containment measures implemented during fiscal 2003.

Interest expense was approximately $0.7 million in the first quarter of fiscal 2004 compared to $0.5 million in the first quarter of fiscal 2003. The increase in interest expense resulted from increased borrowings under the Company's credit facility and the increased interest rate related to the Company's amended credit facility and the issuance of convertible subordinated debentures in February 2003.

Other income/expense, net, was $0.2 million of income in the first quarter of 2004 compared to $19,000 expense for the first quarter of fiscal 2003 due to an increase in the foreign currency transactional gain on the Company's debt at its Hungarian subsidiary which is denominated in U.S. dollars or Euros.

Income tax expense increased $0.2 million to $0.1 million for the first quarter of fiscal 2004 from an income tax benefit of $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss for the first quarter of fiscal 2004.

The foregoing resulted in a net loss from continuing operations of $3.7 million for the first quarter of fiscal 2004 compared to a net loss of $3.2 million for the first quarter of fiscal 2003. Similarly, the Company reported net loss from continuing operations per share of $0.23 and $0.19 on a basic and diluted basis for the first quarter of fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were 16.3 million for the first quarters of both 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Management will seek to fund its near-term operations from continued sale of excess inventory and continued aggressive management of the Company's working capital, as well as possible additional borrowings, private equity and debt financing. However, management can make no assurances that these objectives will be sufficient to fund near-term liquidity needs.

As of December 31, 2003, the Company was not in compliance with essentially all financial covenants requirements included in the credit facility with its bank. The subordinated convertible debentures contain certain cross-default provisions related to the Company's other debt agreements. The covenant non-compliances under the Company's senior U.S. credit facility at September 30, 2003 and December 31, 2003 resulted in the possibility of a default event being declared by the subordinated convertible debenture holders, which would result in that debt being immediately due and payable. As a result of the 2004 refinancing transactions described below, the Company obtained waivers of the covenant non-compliance in the loan agreement as of December 31, 2003.

2004 Refinancing
----------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into common stock shares at $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. Proceeds from the issuance of these convertible debentures will be used for working capital purposes.

As part of the Company's refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bears interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit has been released. The $1.4 million loan remains outstanding. See Note 2 to the accompanying interim consolidated financial statements.

The Company also entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. carbon fiber manufacturing facilities. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million is currently held in an escrow account to be released when the Company completes certain post-closing requirements with respect to the loan. The Company expects the conditions will be met in February 2004.

Due to the refinancing received subsequent to the Company's fiscal year end, the Company's U.S. bank waived the financial covenant non-compliance as of December 31, 2003, and waived all financial covenants through February 13, 2005. Accordingly, the holders of the subordinated debentures have no right to accelerate maturity. Additionally, the expiration of the Company's revolving credit loan was extended from January 31, 2004 to January 31, 2005. The refinancing allows the Company to execute its 2004 business plan, which was uncertain until the refinancing occurred. The Company will require further refinancing in fiscal 2005 and beyond. However, the Company can give no assurance that it will be successful in its attempt to obtain new financing and if the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

2003 Refinancing
----------------

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (originally due January 31, 2004, now due January 31, 2005 - see above). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed below. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. Total borrowings under the revolving credit agreement were $4.6 million and the available credit under this agreement was $0.4 million at September 30, 2003.

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

Credit Facilities
-----------------

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from a U.S. bank, which have been waived through February 13, 2005, apply to the Company on a consolidated basis.

US Operations - In May 2001, the Company entered into a two-year credit facility with a U.S. bank in the amount of $14.0 million. The credit facility was structured as a term loan in the amount of $4.0 million and a revolving credit loan in the amount of $10.0 million. As discussed above, in February 2003, the term loan was reduced to $3.5 million and the revolving credit loan was reduced to $5.0 million. In consideration for certain amendments and waivers to the credit facility, the interest rate on the term and revolving credit loans was adjusted to the prime rate plus 1.0% per annum.

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

Total borrowings of the Hungarian subsidiary were $11.9 million at December 31, 2003, all of which have been classified as current on the December 31, 2003 balance sheet due to their stated maturity. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Inventories consist of the following (amounts in thousands):

                                                         DECEMBER 31,    SEPTEMBER 30,
                                                             2003             2003
                                                         ------------    -------------
         Raw materials.................................    $ 5,908          $ 4,859
         Work-in-process...............................      1,051            1,132
         Finished goods................................     20,272           19,057
         Supplies, spares and other....................      1,206            1,930
                                                           -------          -------
                                                           $28,437          $26,978
                                                           =======          =======

The Company has undertaken aggressive steps to sell carbon fiber inventories to improve its cash flow. The Company has decreased the actual inventory by $0.2 million but this decrease was offset by the significant increase in the value of the Hungarian currency against the U.S. Dollar, which has increased the carrying value of the Hungarian inventory.

Abilene, Texas Facility
-----------------------

In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. Management believes it will be necessary to return this facility to operations within the next year given identified future market demand for carbon fiber products. However, the idling of this facility constituted an impairment indicator as defined by generally accepted accounting principles and as a result management is required to periodically determine if the carrying value of the Abilene facility is impaired as long as the indicators exist. In light of the expected resumption of manufacturing, the Company currently does not believe that any impairment exists based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life. However, if the forecasted levels of demand do not materialize, the Company may be required to recognize an impairment charge with respect to the manufacturing assets if the fair value is determined to be less than the carrying value.

Cash Used By Operating Activities
---------------------------------

Net cash used by operating activities was $0.7 million for the three months ended December 31, 2003. The cash flows used by operating activities during the three months ended December 31, 2003 were primarily due to the net loss of $3.7 million offset by non-cash items, including depreciation and amortization of $1.5 million plus a decrease in net operating assets of $1.5 million. The decrease in net operating assets consisted of an increase in inventories of $0.7 million offset by a $1.1 million increase in accrued expenses and other liabilities and trade payables and a $0.2 million increase in long-term liabilities and a $0.2 million decrease in accounts receivable.

Cash Used For Investing
-----------------------

Net cash used for investing activities for the three months ended December 31, 2003 was $0.4 million which included capital expenditures, primarily at the Hungarian subsidiary.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. In the first three months of fiscal 2004, the Company made capital expenditures of $0.5 million for various projects compared to $0.3 million during the corresponding period of fiscal 2003. The Company expects capital expenditures to total less than $1.9 million for fiscal 2004 unless near-term demand increases significantly.

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $0.4 million for the three months ended December 31, 2003. Net cash provided for the period included borrowings under the amended credit agreement, a short-term loan of $1.4 million from Zsolt Rumy which facilitated the refinancing in January 2004, and reduction in the debt outstanding in Hungary. (see Financing)

A summary of significant contractual obligations is shown below. See Note 5 to the Condensed Financial Statements for discussion of the Company's debt agreements. The Company's financial commitments as of December 31, 2003 included the following:

                                                                          LESS THAN                    3-5         MORE THAN
                                                               TOTAL        1 YEAR     1-3 YEARS      YEARS         5 YEARS
                                                              -------     ---------    ---------     ------        ---------
         Notes payable....................................... $ 1,719      $ 1,719
         Purchase obligations................................     400          400
         Note payable to related party.......................   1,400        1,400
         Long-term debt, including current maturities........  33,866       12,946      $18,488      $2,432          $  -
                                                              -------      -------      -------      ------          ----
              Total debt.....................................  37,385       16,465       18,488       2,432             -
         Operating leases....................................   2,127        1,537          474         116             -
                                                              -------      -------      -------      ------          ----
              Total debt and operating leases................ $39,512      $18,002      $18,962      $2,548          $  -
                                                              =======      =======      =======      ======          ====

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

Application and development expenses

The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal development strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $747,000 and $895,000 in the first three months of fiscal 2004 and 2003, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

Unused capacity costs

The Company is currently not operating its continuous carbonization lines located at the Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $1.4 million and $1.3 million for the three months ended December 31, 2003 and 2002, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, management currently intends to return certain unused portions of the Abilene, Texas facility to service in fiscal 2004. However, until the facility is operating at certain production levels, these unused capacity costs will continue to be incurred.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

See Note 7 to the accompanying interim consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facilities. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At December 31, 2003, the Company did not have any interest rate swap agreements outstanding. A one percent increase in the weighted average interest rate of the Company's debt would result in a $0.3 million increase in interest expense based on the debt levels at December 31, 2003.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $35.3 million and $19.5 million at December 31, 2003 and December 31, 2002, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at December 31, 2003 and December 30, 2002 amounted to $3.5 million and $2.9 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt. Management will continue to monitor the foreign currency aspects of the Company's operations and may employ a foreign currency hedging strategy in the future.

                                    * * *

This Quarterly Report on Form 10-Q contains forward-looking statements, which are based upon the current expectations of the Company. Because these forward-looking statements are inherently subject to risks and uncertainties, there are a number of factors that could cause the Company's plans, actions and actual results to differ materially. Among these factors are the Company's ability to: execute restructuring and other cost reduction plans; achieve profitable operations; raise new capital and increase its borrowing at acceptable costs; manage changes in customers' forecasted requirements for the Company's products; manage its current excess carbon fiber production capacity and re-activation of its idle facilities as required by future demand for the Company's products; continue investing in application and market development; manufacture low-cost carbon fibers and profitably market them; and penetrate existing, identified and emerging markets. The timing and occurrence (or non-occurrence) of transactions and events that determine the future effect of these factors on the

Company, as well as other factors, may be beyond the control of the Company. The Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances.

ITEM 4.  CONTROLS AND PROCEDURES

Zsolt Rumy, the Company's Chief Executive Officer and Chief Financial Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by the Quarterly Report on Form 10-Q and concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              (a) Exhibits:

                  Exhibit 31: Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                  Exhibit 32: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K:

                  On October 10, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing orders for its commercial grade carbon fiber tow.

                  On December 23, 2003, the Registrant filed a Current Report on Form 8-K reporting under Item 5 the issuance of press releases announcing developments in its patent infringement lawsuit against the U.S. Government and the entering into a definitive agreement with institutional investors for a private placement.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Zoltek Companies, Inc.
                                                         (Registrant)

Date: February 17, 2004

                                               By:      /s/ Zsolt Rumy
                                                  ----------------------------
                                                          Zsolt Rumy
                                                    Chief Executive Officer
                                                    Chief Financial Officer