Form 10-Q
period 2004-03-31
ZOLTEK COMPANIES INC
filed 2004-05-17
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549




                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended March 31, 2004            Commission   File  No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 17, 2004, 16,354,338 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                    ZOLTEK COMPANIES, INC.

                                                  CONSOLIDATED BALANCE SHEET
                                                  --------------------------
                                  (Amounts in thousands, except share and per share amounts)
                                                          (Unaudited)

                                                                                                MARCH 31,       SEPTEMBER 30,
ASSETS                                                                                            2004              2003
-----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents.................................................................$    2,052       $      838
     Accounts receivable, less allowance for doubtful accounts of $763 and
       $931, respectively......................................................................    11,474           10,380
     Inventories...............................................................................    27,437           26,978
     Other current assets......................................................................       845            1,483
                                                                                               ----------       ----------
          Total current assets.................................................................    41,808           39,679
Property and equipment, net....................................................................    79,652           77,373
Other assets...................................................................................     3,346            2,403
                                                                                               ----------       ----------
          Total assets.........................................................................$  124,806       $  119,455
                                                                                               ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................$   14,866       $      933
     Trade accounts payable....................................................................    13,592           11,892
     Notes payable.............................................................................     2,307            2,916
     Note payable to related party.............................................................     1,150                -
     Accrued expenses and other liabilities....................................................     4,076            5,148
                                                                                               ----------       ----------
          Total current liabilities............................................................    35,991           20,889
Other long-term liabilities....................................................................       822              509
Long-term debt, less current maturities........................................................    22,657           33,541
                                                                                               ----------       ----------
          Total liabilities....................................................................    59,470           54,939
                                                                                               ----------       ----------
Commitments and contingencies (Notes 2 and 8)


Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,354,338 and 16,307,338 shares issued and outstanding, respectively...................       163              163
     Additional paid-in capital................................................................   115,693          109,290
     Retained deficit..........................................................................   (40,041)         (32,505)
     Accumulated other comprehensive loss......................................................   (10,479)         (12,432)
                                                                                               ----------       ----------
          Total shareholders' equity...........................................................    65,336           64,516
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ..........................................$  124,806       $  119,455
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

                                                      ZOLTEK COMPANIES, INC.

                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                               ------------------------------------
                                          (Amounts in thousands, except per share data)
                                                           (Unaudited)


                                                                        THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                                                        ----------------------------   --------------------------
                                                                             2004         2003             2004          2003
---------------------------------------------------------------------------------------------------------------------------------
Net sales................................................................$    15,927  $    15,944       $    29,258  $    32,903
Cost of sales, excluding available unused capacity costs.................     14,360       14,810            26,540       29,712
Available unused capacity costs..........................................      1,259        1,431             2,686        2,757
Application and development costs........................................        757          910             1,504        1,780
Selling, general and administrative expenses.............................      2,058        2,528             4,186        5,217
                                                                         -----------  -----------       -----------  -----------
     Operating loss......................................................     (2,507)      (3,735)           (5,658)      (6,563)
Other income (expense):
     Interest expense....................................................       (778)        (455)           (1,384)        (933)
     Amortization of financing fees and warrant discount.................       (290)           -              (341)           -
     Interest income.....................................................          -           14                12           34
     Other, net..........................................................       (158)         (15)               24          (34)
                                                                         -----------  -----------       -----------  -----------
         Loss before income taxes........................................     (3,733)      (4,191)           (7,347)      (7,496)
Income tax expense (benefit).............................................        111           91               189          (43)
                                                                         -----------  -----------       -----------  -----------
Net loss.................................................................$    (3,844) $    (4,282)      $    (7,536) $    (7,453)
                                                                         ===========  ===========       ===========  ===========

Net loss per share:
     Basic and diluted loss per share....................................$     (0.23) $     (0.26)      $     (0.46) $     (0.46)
                                                                         ===========  ===========       ===========  ===========


Weighted average common shares outstanding...............................     16,341       16,297            16,326       16,297














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

                                                    ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                             ------------------------------------
                                                    (Amounts in thousands)
                                                         (Unaudited)

                                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                                --------------------------
                                                                                                 2004              2003
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................$    (7,536)     $    (7,453)
      Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization......................................................      2,968            3,133
           Amortization of financing fees and warrants........................................        341                -
           Foreign currency transaction (gains) losses........................................        120              (60)
           Other, net.........................................................................        (37)             (25)
           Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable...................................       (482)           1,017
                 Decrease in inventories......................................................        600              890
                 (Increase) decrease in prepaid expenses and other assets.....................         45               33
                 Increase (decrease) in trade accounts payable................................        749             (722)
                 Decrease in accrued expenses and other liabilities...........................     (1,798)            (161)
                 Increase (decrease) in other long-term liabilities...........................        352             (574)
                                                                                              -----------      -----------
                      Total adjustments.......................................................      2,858            3,531
                                                                                              -----------      -----------
Net cash used by operating activities.........................................................     (4,678)          (3,922)
                                                                                              -----------      -----------

Cash flows from investing activities:
      Payments for purchase of property and equipment.........................................     (3,055)            (716)
      Proceeds from sale of property and equipment............................................        247              104
                                                                                              -----------      -----------
Net cash used by investing activities.........................................................     (2,808)            (612)
                                                                                              -----------      -----------

Cash flows from financing activities:
      Proceeds from exercise of stock options.................................................        124                -
      Proceeds from issuance of convertible debt..............................................     12,000                -
      Proceeds from issuance of notes payable.................................................      7,198           12,187
      Proceeds from issuance of note payable to related party.................................      1,150                -
      Payment of financing fees...............................................................       (966)               -
      Repayment of notes payable and long-term debt...........................................    (10,835)          (7,968)
                                                                                              -----------      -----------
Net cash provided by financing activities.....................................................      8,671            4,219
                                                                                              -----------      -----------
Effect of exchange rate changes on cash.......................................................         29               10
                                                                                              -----------      -----------
Net increase (decrease) in cash...............................................................      1,214             (307)
Cash and cash equivalents at beginning of period..............................................        838              685
                                                                                              -----------      -----------
Cash and cash equivalents at end of period....................................................$     2,052      $       378
                                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
      Interest................................................................................$     1,420      $       910
      Income taxes............................................................................$         -      $         -






                    The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2003 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2004.

The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are reflected as other comprehensive income
(loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in the statement of operations. All significant inter-company transactions and balances have been eliminated upon consolidation.

2.   FINANCING

2004 Refinancing
----------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible at any time into common stock shares at $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $2.0 million is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

As part of the Company's refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bears interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit has been released. After converting $250,000 into convertible debt as part of the January 2004 financing, $1.15 million original loan remains outstanding and the Company expects to repay it during the current fiscal year.

The Company also entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% (13.5% per annum as of March 31, 2004) with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. carbon fiber manufacturing facilities. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million is currently held in an escrow account to be released when the Company completes certain post-closing requirements with respect to the loan. The Company expects the conditions will be met during 2004.

Due to the refinancing received subsequent to the Company's fiscal year end, the Company's U.S. bank waived the financial covenant through February 13, 2005. Additionally, the expiration of the Company's revolving credit loan was extended from January 31, 2004 to January 31, 2005. The refinancing allows the Company to execute its 2004 business plan, which was uncertain until the refinancing occurred.

In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors and whose funding occurred subsequent to March 31, 2004. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible at any time into common stock shares at $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $4.0 million is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

The Company will require further refinancing or renegotiations of current debt arrangements in fiscal 2005 and beyond. However, the Company can give no assurance that it will be successful in its attempt to obtain new or renegotiated financing and if the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

2003 Refinancing
----------------

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (originally due January 31, 2004, now due January 31, 2005 - see above). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed below. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. Total borrowings and available borrowings under the revolving credit agreement were zero and $5.0 million at March 31, 2004, respectively.

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

US Operations - The Company's current credit facility with its U.S. Bank is described above under "2003 Refinancing." Total borrowings under the U.S. credit facility including revolving credit and term loan were $1.1 million at March 31, 2004, all of which has been classified as current due to the maturity in February 2005.

Hungarian Operations - The Company's Hungarian subsidiary entered into a credit facility with a Hungarian bank. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Hungarian bank debt is due on December 31, 2004. Total borrowings under this credit facility were $12.0 million at March 31, 2004.

In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million. The facility consists of a bank guarantee, factoring and mortgages and expires December 31, 2004. Total borrowings of the Hungarian subsidiary were $13.4 million at March 31, 2004, of which $12.3 million have been classified as current due to their stated maturity of December 31, 2004. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

3.   COMPREHENSIVE LOSS

Comprehensive loss for the three- and six-month periods ended March 31, 2004 and 2003 (unaudited) was as follows (in thousands):

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                        2004                2003
                                                                                     -----------          ---------
          Net loss.................................................................  $    (3,844)         $  (4,282)
          Foreign currency translation adjustment..................................          734                 83
                                                                                     -----------          ---------
          Comprehensive loss.......................................................  $    (3,110)         $  (4,199)
                                                                                     ===========          =========

                                                                                       SIX MONTHS ENDED MARCH 31,
                                                                                       --------------------------
                                                                                        2004                2003
                                                                                     -----------          ---------
          Net loss.................................................................  $    (7,536)         $  (7,453)
          Foreign currency translation adjustment..................................        1,953              2,633
                                                                                     -----------          ---------
          Comprehensive loss.......................................................  $    (5,583)         $  (4,820)
                                                                                     ===========          =========

4.   STOCK OPTION PLAN

At March 31, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During fiscal 2004, the Company granted 40,000 employee stock options with an exercise price that equalled to the Company's stock price on the applicable date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                            2004              2003
                                                                                        -----------       -----------
                                                                                                 (UNAUDITED)
         Reported net loss..............................................................$    (3,844)      $    (4,282)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects...................        (92)             (135)
                                                                                        -----------       -----------
         Pro forma net loss.............................................................$    (3,936)      $    (4,417)
                                                                                        ===========       ===========
         Reported basic and diluted loss per share......................................$      (.23)      $      (.26)
                                                                                        ===========       ===========
         Pro forma basic and diluted loss per share.....................................$      (.24)      $      (.27)
                                                                                        ===========       ===========

                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                          --------------------------
                                                                                            2004              2003
                                                                                        -----------       -----------
                                                                                                 (UNAUDITED)
         Reported net loss..............................................................$    (7,536)      $    (7,453)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects...................       (105)             (186)
                                                                                        -----------       -----------
         Pro forma net loss.............................................................$    (7,641)      $    (7,639)
                                                                                        ===========       ===========
         Reported basic and diluted loss per share......................................$     (0.46)      $     (0.46)
                                                                                        ===========       ===========
         Pro forma basic and diluted loss per share.....................................$     (0.47)      $     (0.47)
                                                                                        ===========       ===========

5.   SEGMENT INFORMATION

The Company's strategic business units are based on product categories and have been presented as three reportable segments: Carbon Fibers, Technical Fibers and Specialty Products. Effective in the fourth quarter of fiscal year 2003, the Company began reporting the former Carbon Fibers segment as two reportable segments: Carbon Fibers and Technical Fibers. The Company made this change based on the current economic characteristics of these two operating segments. Segment information for the second quarter of fiscal 2003 has been reclassified to reflect this change.

The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures aircraft brakes and oxidized acrylic fibers for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer or a small group of customers.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the second quarter ended March 31, 2004 and 2003 (amounts in thousands):

                                                                         THREE MONTHS ENDED MARCH 31, 2004
                                                                         ---------------------------------
                                                                                    (Unaudited)
                                                                                                       Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon      Specialty           and
                                                           Fibers         Fibers      Products       Eliminations       Total
                                                        ------------   -----------   -----------     ------------    -----------
Net sales............................................   $      3,663   $     4,697   $     7,567     $         -     $    15,927
Net sales - intersegment.............................            316           183             -            (499)              -
Cost of sales, excluding available unused capacity...          3,450         3,918         7,366            (374)         14,360
Available unused capacity expenses...................              -         1,259             -               -           1,259
Operating (loss) income..............................            260        (1,370)         (887)           (510)         (2,507)
Depreciation and amortization expense................            197           689           496              23           1,405
Capital expenditures.................................            114         2,539            12             (80)          2,585

                                                                             THREE MONTHS ENDED MARCH 31, 2003
                                                                             ---------------------------------
                                                                                       (Unaudited)
                                                                                                       Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon      Specialty           and
                                                           Fibers         Fibers      Products       Eliminations       Total
                                                        ------------   -----------   -----------     ------------    -----------
Net sales............................................   $      3,576   $     3,045   $     9,323     $         -     $    15,944
Net sales - intersegment.............................            425           992             -          (1,417)              -
Cost of sales, excluding available unused capacity...          3,189         4,117         8,763          (1,259)         14,810
Available unused capacity expenses...................              -         1,431             -               -           1,431
Operating (loss) income..............................            112        (2,141)         (812)           (894)         (3,735)
Depreciation and amortization expense................            360           904           238              60           1,562
Capital expenditures.................................            120           171            68              12             371








                                                                           SIX MONTHS ENDED MARCH 31, 2004
                                                                           -------------------------------
                                                                                     (Unaudited)

                                                                                                       Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon      Specialty           and
                                                           Fibers         Fibers      Products       Eliminations       Total
                                                        ------------   -----------   -----------     ------------    -----------
Net sales............................................   $      6,484   $     7,769   $    15,005     $         -     $    29,258
Net sales - intersegment.............................            776           991             -          (1,767)              -
Cost of sales, excluding available unused capacity...          6,235         7,436        14,355          (1,486)         26,540
Available unused capacity expenses...................              -         2,686             -               -           2,686
Operating (loss) income..............................            428        (3,299)       (1,491)         (1,296)         (5,658)
Depreciation and amortization expense................            353         1,791           774              50           2,968
Capital expenditures.................................            204         2,663           228             (40)          3,055

                                                                              SIX MONTHS ENDED MARCH 31, 2003
                                                                              -------------------------------
                                                                                       (Unaudited)
                                                                                                       Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon      Specialty           and
                                                           Fibers         Fibers      Products       Eliminations       Total
                                                        ------------   -----------   -----------     ------------    -----------
Net sales............................................   $      6,857   $     6,928   $    19,118     $         -     $    32,903
Net sales - intersegment.............................              -         3,000             -          (3,000)              -
Cost of sales, excluding available unused capacity...          5,889         8,780        17,871          (2,828)         29,712
Available unused capacity expenses...................              -         2,757             -               -           2,757
Operating (loss) income..............................            277        (3,944)       (1,335)         (1,561)         (6,563)
Depreciation and amortization expense................            516         2,022           466             129           3,133
Capital expenditures.................................            210           344           150              12             716

                                                                                       TOTAL ASSETS
                                                                                       ------------
                                                                                       (Unaudited)
                                                                                                       Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon      Specialty          and
                                                           Fibers         Fibers      Products       Eliminations        Total
                                                        ------------   -----------   -----------     ------------    -----------
March 31, 2004.......................................   $     18,740   $    61,520   $    41,472     $     3,074     $   124,806
September 30, 2003...................................         22,611        66,226        32,569          (1,951)        119,455


GEOGRAPHIC INFORMATION (UNAUDITED) / (AMOUNTS IN THOUSANDS)

                                                                               REVENUES (1)
                                                                               ------------               LONG-LIVED ASSETS (2)
                                                                             SIX MONTHS ENDED             ---------------------
                                                                                 MARCH 31,               MARCH 31,   SEPTEMBER 30,
                                                                            2004          2003             2004         2003
                                                                         -----------  -----------       -----------  -----------
United States............................................................$     7,968  $     9,499       $    46,547  $    45,936
Hungary..................................................................     21,290       23,404            33,105       31,436
                                                                         -----------  -----------       -----------  -----------
Total....................................................................$    29,258  $    32,903       $    79,652  $    77,373
                                                                         ===========  ===========       ===========  ===========

------------------------
(1) Revenues are attributed to the entity recognizing the sale in the interim statements, as it is not practical to accumulate every customer's country of domicile on an interim basis.

(2) Property and equipment, net of accumulated depreciation, are based on country location of assets.

6.   INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                          MARCH 31,     SEPTEMBER 30,
                                                                                            2004            2003
                                                                                          ---------       ---------
         Raw materials.................................................................   $   5,169       $   4,859
         Work-in-process...............................................................       1,353           1,132
         Finished goods................................................................      19,245          19,057
         Supplies, spares and other....................................................       1,670           1,930
                                                                                          ---------       ---------
                                                                                          $  27,437       $  26,978
                                                                                          =========       =========

The Company has undertaken steps to sell carbon fiber inventories to improve its cash flow. The Company has decreased the actual inventory by $0.2 million but this decrease was offset by the significant increase in the value of the Hungarian currency against the U.S. Dollar, which has increased the carrying value of the Hungarian inventories.

7.   NEW ACCOUNTING POLICIES

The FASB issued FASB Interpretation No. 46-R "Consolidation of Variable Interest Entities" (FIN No. 46-R) in December 2003, which addressed the requirements for consolidating certain variable interest entities. FIN No. 46-R applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities that are considered special purpose entities as of December 31, 2003. FIN No. 46-R applied to all other variable interest entities as of March 31, 2004. The Company currently has no interests in entities that are considered special purpose entities. Additionally, the Company has no significant variable interests in non-special purpose entities. Accordingly, the adoption of FIN No. 46-R had no material impact on the Company's financial statements.

8.   COMMITMENTS AND CONTINGENCIES

Legal
-----

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages from the Company in the amount of $300,000 for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $450,000 in damages from the Company and Hardcore, jointly and severally, under the terms of the settlement agreement. The Company is vigorously defending this matter and has asserted counterclaims. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations or financial condition.

The Company is party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

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

The major materials used by the Specialty Products Business Segment are basic commodity products, which are widely available from a variety of sources.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company's mission is to commercialize the use of carbon fibers as a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. The performance benefits of carbon fibers - light weight, high strength and stiffness - have been demonstrated in aerospace applications for many years. Eventually carbon fibers were introduced in high performance sporting goods, but carbon fiber's high price and lack of availability prevented it from general introduction into higher volume commercial applications. The Company has developed and is implementing a strategy to manufacture and sell carbon fibers into commercial applications at costs competitive with other materials.

In addition to its underlying strategy to penetrate developing markets, through the carbon fibers segment the Company is the leading supplier of carbon fibers to the aircraft brake industry. Also, the Company participates in traditional carbon fiber markets, such as sporting goods and conductive thermoplastic manufacturing. The Company also manufactures and markets oxidized acrylic fibers, an intermediate product of the carbon fiber manufacturing process, for fire and heat resistance applications.

Outside of the carbon fiber business, the Company sells acrylic and nylon fibers into textile markets and manufactures other specialty products in its Hungary facility. The Company is currently developing a plan to discontinue the nylon fiber operation and to exit from the acrylic textile business and will utilize a significant portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The Company expects this plan to be initiated during fiscal 2004 and could result in a charge to earnings but the Company believes it will have little impact on cash flow.

The Company's strategic plan of introducing low-cost carbon fibers into high volume potential end uses to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, wind energy, oil and gas production and other industries has been well received. The Company believes it is the lowest cost producer of carbon fibers and it is well positioned to produce sufficient volumes of carbon fibers to satisfy indicated future demand. The Company is participating in ongoing development projects and expects that certain of these emerging applications will begin to generate meaningful orders during fiscal 2004 as described below.

The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-volume applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas facility. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications were slower to develop than anticipated. Since 1998 total carbon fiber usage has not grown significantly and the aerospace applications actually declined. This situation resulted in substantial overcapacity and destructive pricing in the industry. Much of the new carbon fiber business was captured by the aerospace fibers as certain manufacturers sold their aerospace-grade fibers on the commercial markets at prices that covered their costs, undermining the Company's commercialization strategy.

However, the market conditions have begun to change during the second quarter of fiscal 2004. Two major aerospace programs, the Airbus A-380 and the Boeing 7E7, have absorbed virtually all of the aerospace fiber capacity, and resulted in the divergence of the aerospace and commercial markets for carbon fibers. The Company's receipt of previously announced carbon fiber orders aggregating 1.8 million pounds from Asian sporting goods manufacturers toward the beginning of this fiscal year was an early indication of this shift. A significant sales increase in carbon fiber products in the second quarter of fiscal 2004 confirmed this shift. Further causing the divergence of the two markets was the quick pace of development of the carbon fiber wind turbine blade market. Currently Zoltek believes it is in a unique position of having installed capacity and fiber quality that can attract the available new business.

The Company has seen a significant increase in the demand for carbon fibers in several different applications including aerospace. During the second quarter of 2004, the Company experienced a significant growth in customer demand in the carbon and technical fiber business units, as sales (excluding inter-segment sales) increased $2.5 million over the first quarter of 2004. The improved sales in the carbon fibers and technical fibers business units improved the overall operating loss of the Company from a loss of $3.2 million in the first quarter of 2004 to a loss of $2.5 million in the second quarter of 2004.

The Company has specifically targeted three significant and emerging applications: wind energy, flame retardant bedding and home furnishings, and automotive. Although the Company has not yet achieved the sales volume it had expected, development of the use of carbon fibers is continuing in each of these targeted market segments.

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

     o It is expected that consumer product safety standards that regulate flame-retardant bedding and furniture will begin to be enforced by the State of California starting in 2005. The first regulations in place relate to the mattress products. The Company, in cooperation with a major supplier to the mattress industry, has developed a solution for the regulations put in place by the State of California. So far the mattress industry is vigorously opposing the California regulations and is seeking to defer offering compliant products until the U.S. federal regulations are imposed. The American Home Fire Safety Act, which is expected to be the basis for the federal regulations, has been passed by the Senate and introduced in the House. The Company believes its PYRON(R) products will offer the best and most economical solution for this application as the federal standards are expected to be more stringent than the final version of the California regulation. In view of recent legal developments regarding implementation of these laws and rules at this time it is not clear when the industry will implement the introduction of the flame resistant mattresses. However, it is the Company's belief that the potential exposure to product liability eventually will force the industry to comply and do so across the United States. The Company is already selling its products to institutional mattress manufacturers, protective clothing manufacturers and automotive flame barrio applications and expects sales to grow for these applications.

     o The Company believes that use of carbon fibers in automobiles will become the most significant application within 10 years. The performance properties of carbon fiber reinforced composites can reduce the weight of a car by 60% versus steel and 35% versus aluminum. This allows either a significant improvement in the car's performance and/or fuel consumption. Both are significant attributes for the automobile industry. The Company has been working with BMW under an exclusive arrangement to efficiently and reliably produce structural parts for automobiles. The results from this development work have been favorable. Accordingly, the Company believes that the introduction of carbon fibers in series production cars will occur within the next few years. The Company anticipates that significant orders eventually will be forthcoming from BMW.

         In addition to BMW, the Company has worked with other auto companies and their vendors. Current indications are that a number of other applications are coming to fruition. The Company expects that several components made with the Company's carbon fibers will appear on series production cars by 2005.

With the new orders in place and indications for additional significant orders, the Company is in process of restarting its major carbon fiber manufacturing facility in Abilene, Texas which has been temporarily idled. The Company expects initially to begin operation of manufacturing lines with aggregate rated capacity of 2 million pounds per year in Abilene and the Hungarian carbon fiber manufacturing facility currently is operating at full capacity. Maintaining the excess capacity has been costly, but the Company believed it has been necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the reactivation of the Abilene plant, unused capacity costs are expected to diminish and, ultimately, be fully absorbed in ongoing production as all the carbon fiber lines start operating.

The Company also moved its fiber prepreg facilities from San Diego to Salt Lake City in the first quarter of fiscal 2004. This facility is now ready for production and samples are being supplied to prior customers for re-qualification.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------

The Company's sales of $15.9 were flat for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 as the decrease in the specialty products unit offset the increases in technical fiber sales (excluding intersegment) and the carbon fiber sales (excluding intersegment). Accordingly, carbon fiber sales other than prepreg increased $2.3 million from the second quarter of fiscal 2003. Technical fiber sales (excluding intersegment) increased 2.4%, or $0.1 million, to $3.7 million in the second quarter fiscal 2004 from $3.6 million in the second quarter fiscal 2003. Technical fiber sales increased as demand improved not only in the aircraft brake customers but also for the flame retardant market. Carbon fiber sales (excluding intersegment) increased 54%, or $1.6 million, to $4.7 million in the second quarter of fiscal 2004 from $3.0 million in the second quarter of fiscal 2003. The carbon fiber sales in fiscal 2004 included a decrease of $1.6 million from 2003 related to the Company's decision to relocate its prepreg operations from California to Utah to combine its operations with another of the Company's facilities. The Company expects its prepreg production will increase in the remainder of fiscal 2004. Carbon fibers sales other than prepreg sales increased by $2.3 million in fiscal 2004 from fiscal 2003 as production and sales of the Asian orders started during the second quarter of fiscal 2004 and the Company experienced a general increase in the overall demand for carbon fiber from prior years. Sales of the specialty products business segment decreased 18.9%, or $1.7 million, to $7.6 million in the second quarter of fiscal 2004 from $9.3 million in the second quarter of fiscal 2003. The reduced revenue was primarily the result of management's decision to lower acrylic fiber production in order to limit sales at unfavorable profit levels. The Company expects these depressed conditions impacting the carbon fiber and acrylic markets to continue during fiscal 2004.

The Company's cost of sales (excluding available unused capacity costs) decreased by 3.0%, or $0.5 million, to $14.3 million in the second quarter of fiscal 2004 from $14.8 million in the second quarter of fiscal 2003. The cost of sales for the Company's specialty products business segment decreased 15.9% compared to the 18.9% decrease in sales reflecting a disproportionate reduction in sales of lower margin products. Carbon fiber margins increased as production and sales have improved absorption of fixed manufacturing cost.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.3 million during the second quarter of fiscal 2004 and $1.4 million in the second quarter of fiscal 2003. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in the second half of fiscal 2004, unused capacity costs are expected to decrease significantly during that period and will be fully absorbed in ongoing operations by the end of fiscal 2005. See additional discussion of the Abilene facility under "-Liquidity and Capital Resources."

Application and development costs were $0.8 million in the second quarter of fiscal 2004 and $0.9 million in the second quarter of fiscal 2003. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $2.0 million in the second quarter of fiscal 2004 compared to $2.5 million in the second quarter of fiscal 2003. The decrease in expense was primarily due to the cost containment measures implemented during fiscal 2003.

Operating loss was $2.5 million in the second quarter of fiscal 2004 compared to a loss of $3.7 million in second quarter of fiscal 2003 an improvement of $1.2 million. The operating income in technical fiber increased from income of $0.1 million in the second quarter of fiscal 2003 to income of $0.3 million in the second quarter of fiscal 2004. Carbon fiber operating income (loss) increased from loss of $2.1 million in the second quarter of fiscal 2003 to a loss of $1.4 million in the second quarter of fiscal 2004. Corporate headquarters operating loss improved from a loss of $0.8 million in the second quarter of fiscal 2003 to a loss of $0.5 million in the second quarter of fiscal 2004. Specialty product operating loss of $0.8 million was flat compared to 2003. The decrease in the operating loss was a result of the improvement in the carbon fibers and technical fibers business units and the continued reduction of operating expenses due to the cost containment measures implemented during 2003.

Interest expense and amortization of warrants and deferred financing costs was approximately $1.0 million in the second quarter of fiscal 2004 compared to $0.4 million in the second quarter of fiscal 2003. The increase in amortization resulted from the Company's refinancing transactions (see "-Liquidity and Capital Resources"). Of that amount, $0.3 million represents non-cash expense for amortization of warrant and deferred financing costs.

Other income/expense, net, was an expense of $0.2 million in the second quarter of 2004 compared to an expense of $15,000 for the second quarter of fiscal 2003 due to an increase in the foreign currency transactional loss on the Company's debt at its Hungarian subsidiary which is denominated in Euros.

Income tax expense was $0.1 million for the second quarter of fiscal 2004 compared to an income tax expense of $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both the second quarter of fiscal 2004 and 2003.

The foregoing resulted in a net loss of $3.8 million for the second quarter of fiscal 2004 compared to a net loss of $4.2 million for the second quarter of fiscal 2003. Similarly, the Company reported a net loss per share of $0.23 and $0.26 on a basic and diluted basis for the second quarter of fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were $16.4 million for the second quarter of 2004 and $16.3 million in 2003.

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003
---------------------------------------------------------------------------

The Company's sales decreased 11.0%, or $3.6 million, to $29.3 million in fiscal 2004 from $32.9 million in fiscal 2003, as decreases in the specialty products unit and in the technical fibers unit offset an increase in the carbon fibers unit. Technical fiber sales (excluding intersegment) decreased 7.5%, or $0.5 million, to $6.3 million in fiscal 2004 from $6.8 million in fiscal 2003. Technical fiber sales decreased due to continued slow demand and the timing of orders from aircraft brake customers during the first quarter of fiscal 2004, reflecting the worldwide decline in the airline industry activity. During the second quarter of 2004 purchases from this segment's principal customer returned to historical levels. Carbon fiber sales (excluding intersegment) increased 14%, or $1.0 million, to $7.9 million in fiscal 2004 from $6.9 million in fiscal 2003. The carbon fiber sales in fiscal 2004 increased despite a decrease of $3.0 million from 2003 related to the Company's decision to relocate its prepreg operations from California to Utah to combine its operations with another of the Company's facilities. Carbon fibers sales, other than prepreg, increased by $4.0 million in fiscal 2004 from fiscal 2003 as production and sales of the Asian orders started during the second quarter of fiscal 2004 and the Company experienced a general increase in the overall demand for carbon fiber. Sales of the specialty products business segment decreased 21.5%, or $4.1 million, to $15.0 million in fiscal 2004 from $19.1 million in fiscal 2003. The reduced revenue was primarily the result management's decision to lower acrylic fiber production in order to limit sales at unfavorable profit levels. The Company expects these depressed conditions impacting the carbon fiber and acrylic markets to continue during fiscal 2004.

The Company's cost of sales (excluding available unused capacity costs) decreased by 10.7%, or $3.2 million, to $26.5 million in fiscal 2004 from $29.7 million in fiscal 2003. The decrease in cost of sales (excluding available unused capacity costs) was consistent with the decrease in sales. The Company's specialty products business segment reported a decrease in cost of sales of 19.7% compared to a 21.5% decrease in sales reflecting a change in product mix. Technical fiber margins declined as well due to lower sales volumes attributable to its principal customer's order rate described above, which resulted in unfavorable overhead absorption. The carbon fiber margins increased as increased production and sales have increased the absorption of fixed manufacturing costs.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the consolidated statement of operations, were approximately $2.6 million during fiscal 2004 and $2.8 million in fiscal 2003. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in the second half of fiscal 2004, the Company expects unused capacity costs are expected to decrease significantly during the second half of 2004 and be fully absorbed in ongoing operations by the end of fiscal 2005. See additional discussion of the Abilene facility under "-Liquidity and Capital Resources."

Application and development costs were $1.5 million in fiscal 2004 and $1.8 million in fiscal 2003. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $4.2 million in fiscal 2004 compared to $5.2 million in fiscal 2003. The decrease in expense was primarily due to the cost containment measures implemented during fiscal 2003.

Operating loss was $5.7 million in fiscal 2004 compared to a loss of $6.7 million in fiscal 2003 an improvement of $1.0 million. The operating margin in technical fibers increased from income of $0.3 million in fiscal 2003 to income of $0.4 million in fiscal 2004. Carbon fibers operating loss increased from loss of $4.0 million in fiscal 2003 to a loss of $3.3 million in fiscal 2004. Corporate headquarters operating loss increased 16% from a loss of $1.6 million in fiscal 2003 to a loss of $1.3 million in fiscal 2004. Specialty product operating loss decreased from a $1.3 million loss in fiscal 2003 to loss of $1.5 million in fiscal 2004. The decrease in the operating loss was a result of the improvement in margins of the carbon fiber business unit and the continued reduction of operating expenses due to the cost containment measures implemented during 2003.

Interest expense and amortization of warrant and deferred financing costs was approximately $1.7 million in fiscal 2004 compared to $0.9 million in fiscal 2003. The increase resulted from the Company's refinancing transactions (see "-Liquidity and Capital Resources"). Of this amount $0.3 million represented non-cash amortization expense for warrant and deferred financing costs.

Income tax expense was $0.2 million for fiscal 2004 compared to an income tax benefit of $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss for both fiscal 2004 and 2003.

The foregoing resulted in a net loss from continuing operations of $7.5 million for the first half of fiscal 2004 compared to a net loss of $7.5 million for fiscal 2003. Similarly, the Company reported a net loss per share of $0.46 and $0.46 on a basic and diluted basis for fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were
16.3 million for both 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past three fiscal years and during the six months ended March 31, 2004. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, supplemented with long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

Management will seek to fund its near-term operations from continued sale of excess inventories and continued aggressive management of the Company's working capital, as well as possible additional borrowings, private equity and debt financing. However, management can make no assurances that these objectives will be sufficient to fund near-term liquidity needs.

2004 Refinancing
----------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible at any time into common stock shares at $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $2.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

As part of the Company's refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bears interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit has been released. After converting $250,000 into convertible debt as part of the January 2004 financing, $1.15 million original loan remains outstanding and the Company expects to repay it during the current fiscal year.

The Company also entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% (13.5% per annum as of March 31, 2004) with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. carbon fiber manufacturing facilities. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million is currently held in an escrow account to be released when the Company completes certain post-closing requirements with respect to the loan. The Company expects the conditions will be met during 2004.

Due to the refinancing received subsequent to the Company's fiscal year end, the Company's U.S. bank waived the financial covenant through February 13, 2005. Additionally, the expiration of the Company's revolving credit loan was extended from January 31, 2004 to January 31, 2005. The refinancing allows the Company to execute its 2004 business plan, which was uncertain until the refinancing occurred.

In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors and whose funding occurred subsequent to March 31, 2004. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible at any time into common stock shares at $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $4.0 million and are being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

The Company will require further refinancing or renegotiations of current debt arrangements in fiscal 2005 and beyond. However, the Company can give no assurance that it will be successful in its attempt to obtain new or renegotiated financing and if the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

2003 Refinancing
----------------

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (originally due January 31, 2004, now due January 31, 2005 - see above). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed below. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures (covenants have been waived through February 13, 2005 - see above). Total borrowings and available borrowings under the revolving credit agreement were zero and $5.0 million at March 31, 2004, respectively.

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

US Operations - The Company's current credit facility with its U.S. Bank is described above under "2003 Refinancing." Total borrowings under the U.S. credit facility including revolving credit and term loan were $1.1 million at March 31, 2004, all of which has been classified as current due to the maturity in February 2005.

Hungarian Operations - The Company's Hungarian subsidiary entered into a credit facility with a Hungarian bank. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Hungarian bank debt is due on December 31, 2004. Total borrowings under this credit facility were $12.0 million at March 31, 2004.

In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million. The facility consists of a bank guarantee, factoring and mortgages and expires December 31, 2004.

Total borrowings of the Hungarian subsidiary were $13.4 million at March 31, 2004, of which $12.3 million has been classified as current due to their stated maturity of December 31, 2004. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Inventories
-----------

Inventories consist of the following (amounts in thousands):

                                                                                          MARCH 31,     SEPTEMBER 30,
                                                                                             2004           2003
                                                                                          ---------       ---------
         Raw materials................................................................    $   5,169       $   4,859
         Work-in-process...............................................................       1,353           1,132
         Finished goods................................................................      19,245          19,057
         Supplies, spares and other....................................................       1,670           1,930
                                                                                          ---------       ---------
                                                                                          $  27,437       $  26,978
                                                                                          =========       =========

The Company has undertaken steps to sell carbon fiber inventories to improve its cash flow. The Company has decreased the actual inventory by $0.2 million but this decrease was offset by the significant increase in the value of the Hungarian currency against the U.S. Dollar, which has increased the carrying value of the Hungarian inventories.

Abilene, Texas Facility
-----------------------

In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company expects to resume certain levels of manufacturing at this facility during the third quarter of 2004. Accordingly, the Company does not believe that any impairment of its carrying value exists based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life.

Cash Used By Operating Activities
---------------------------------

Net cash used by operating activities was $4.7 million for the six months ended March 31, 2004. The cash flows used by operating activities during the six months ended March 31, 2004 were primarily due to the net loss of $7.5 million plus an increase in net operating assets of $2.8 million offset by non-cash items, including depreciation and amortization of $3.4 million. The increase in net operating assets consisted of an increase in receivables of $0.5 million as carbon fiber sales increased during the quarter, and a $1.0 million decrease in accrued expenses and other liabilities and trade payables, as additional cash allowed the Company to reduce its payable and accrued expenses offset by a $0.3 million increase in long-term liabilities and a decrease in inventories of $0.6 million.

Cash Used For Investing
-----------------------

Net cash used for investing activities for the six months ended March 31, 2004 was $2.8 million which included capital expenditures. The primary capital expenditures consisted of the $1.7 million purchase of the Company's Abilene nitrogen plant which was previously leased in an arrangement accounted for as an operating lease.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. The Company expects capital expenditures to increase slightly (excluding the one-time nitrogen plant refinancing) in connection with the restart of the Abilene carbon fiber lines to meet the increase demand for carbon fiber. The proceeds of recently completed financing and borrowings under the Company's U.S. line of credit should provide for the related funding requirements.

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $8.7 million for the six months ended March 31, 2004. The financing transactions are described above.

A summary of significant contractual obligations is shown below. See Note 2 to the Condensed Consolidated Financial Statements for discussion of the Company's debt agreements. The Company's financial commitments as of March 31, 2004 included the following:

                                                                                  Less than                    3-5       More than
                                                                      Total         1 year     1-3 years      years       5 years
                                                                     --------     --------     ---------    ---------   ----------
         Notes payable...............................................$  2,307     $  2,307
         Note payable to related party...............................   1,150        1,150
         Convertible debentures......................................  26,175            -     $  26,175
         Long-term debt, including current maturities................  17,460       14,859         1,212    $   1,389   $        -
                                                                     --------     --------     ---------    ---------   ----------
              Total debt.............................................  47,092       18,316        27,387        1,389            -
         Operating leases............................................     333           58           174          101            -
                                                                     --------     --------     ---------    ---------   ----------
              Total debt and operating leases........................$ 47,425     $ 18,374     $  27,561    $   1,490   $        -
                                                                     ========     ========     =========    =========   ==========

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

Inventories

The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand, if any, are reserved. Remaining inventory balances are adjusted to approximate the lower of cost on a first-in, first-out basis or market value. Cost includes material, labor and overhead. If future demand or market conditions are less favorable than the Company's projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company's consolidated statement of operations in the period in which the revision is made.

In recent years, carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weak economic conditions globally. These factors combined with the high level of inventories maintained by the Company, have resulted in the Company reducing the cost of certain carbon fiber inventories to their lower estimated market values. If these industry conditions do not improve in a reasonable period of time, or further deteriorate, it is possible that the market value of certain of the Company's carbon fiber inventories may further decrease resulting in additional charges to cost of sales.

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

Unused capacity costs

The Company is currently not operating its continuous carbonization lines located at the Abilene, Texas facility. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $2.8 million and $3.2 million for the six months ended March 31, 2003 and 2002, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, management currently intends to return certain unused portions of the Abilene, Texas facility to service in fiscal 2003. However, until the facility is operating at certain production levels, these unused capacity costs will continue to be incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At March 31, 2004, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt would result in a $0.3 million increase in interest expense based on the debt levels at March 31, 2004.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $18.1 million and $15.1 million at March 31, 2003 and 2002, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at March 31, 2003 and 2002 amounted to $2.8 million and $2.5 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt. and, at current sales levels, does not believe these risks will have a material adverse impact on the Company's results of operations or financial position.

                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to return to operating on a profitable basis, obtain a waiver of its debt covenants as of March 31, 2004, and otherwise comply with its obligations under its credit agreements, refinance those agreements at their maturity dates, increase production capacity to meet increased orders on a timely and profitable basis, manage its excess carbon fiber production capacity and inventory levels, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them at decreasing price points and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           ZOLTEK COMPANIES, INC.


PART II. OTHER INFORMATION

         Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into common stock shares at $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $2.0 million and will amortized as non-cash interest expense over the term of the warrant. The convertible debentures and warrants were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended and rule 506 of Regulation D thereunder. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

         In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors and whose funding occurred subsequent to March 31, 2004. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into common stock shares at $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $4.3 million and will amortized as non-cash interest expense over the term of the warrant. The convertible debentures and warrants were issued in a private placement exempt under Section 4(2) of the Securities Act of 1933, as amended and rule 506 of Regulation D thereunder. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant's annual meeting of shareholders was held February 25, 2004, and at such meeting the shareholders considered and voted upon the following:

                  1. James W. Betts and John F. McDonnell were reelected as directors of the registrant, with the results of the voting as follows:

                                                      Votes For         Votes Withheld       Abstain
                                                      ---------         --------------       -------
                           James W. Betts             15,265,056            5,025             87,695
                           John F. McDonnell          15,267,916            2,165             87,695

                           The terms of the following directors of the registrant continued after the meeting:

                           Linn H. Bealke, Charles A. Dill, John L. Kardos and Zsolt Rumy.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           Exhibit 31.1: Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                           Exhibit 31.2: Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

                           Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K:

                           The registrant filed the following Current
                           Reports on Form 8-K during the period ended March 31, 2004:

                           1. The registrant filed a Current Report on Form 8-K on January 14, 2004, reporting pursuant to Item 5 the results of the registrant's fourth quarter and completion of the previously announced refinancing of its debt operations.

                           2. The registrant filed a Current Report on Form 8-K on January 29, 2004, reporting pursuant to Item 5 on a renewed and expanded partnership agreement with BMW Group of Germany with respect to the development of all-carbon fiber composite parts and components for series production.

                           3. The registrant filed a Current Report on Form 8-K on February 19, 2004, reporting pursuant to Item 12 on the Company's financial results for the quarter ended December 31, 2003.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Zoltek Companies, Inc.
                                                      (Registrant)


Date:  May 17, 2004                    By:         /s/ KEVIN SCHOTT
       ------------                       -------------------------------------
                                                     Kevin Schott
                                                Chief Financial Officer