Form 10-Q
period 2004-06-30
ZOLTEK COMPANIES INC
filed 2004-08-16
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549




                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 2004                Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 16, 2004, 16,428,981 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                  ZOLTEK COMPANIES, INC.

                                                CONSOLIDATED BALANCE SHEET
                                                --------------------------
                                (Amounts in thousands, except share and per share amounts)

                                                       (Unaudited)

                                                                                                JUNE 30,     SEPTEMBER 30,
ASSETS                                                                                            2004           2003
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents................................................................. $     50       $    838
     Accounts receivable, less allowance for doubtful accounts of $658 and
       $931, respectively......................................................................   11,150         10,380
     Inventories...............................................................................   26,268         26,978
     Other current assets......................................................................    1,851          1,483
                                                                                                --------       --------
          Total current assets.................................................................   39,319         39,679
Property and equipment, net....................................................................   78,750         77,373
Other assets...................................................................................    3,029          2,403
                                                                                                --------       --------
          Total assets......................................................................... $121,098       $119,455
                                                                                                ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt...................................................... $ 16,902       $    933
     Trade accounts payable....................................................................   10,819         11,892
     Notes payable.............................................................................    2,281          2,916
     Accrued expenses..........................................................................    2,780          3,203
     Other liabilities.........................................................................    1,854          1,945
                                                                                                --------       --------
     Total current liabilities.................................................................   34,636         20,889
Other long-term liabilities....................................................................    1,517            509
Long-term debt, less current maturities........................................................   23,825         33,541
                                                                                                --------       --------
          Total liabilities....................................................................   59,978         54,939
                                                                                                --------       --------
Commitments and contingencies (Notes 2 and 8)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................        -              -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,428,981 and 16,307,338 shares issued and outstanding, respectively...................      163            163
     Additional paid-in capital................................................................  115,747        109,290
     Accumulated retained deficit..............................................................  (43,579)       (32,505)
     Accumulated other comprehensive loss......................................................  (11,211)       (12,432)
                                                                                                --------       --------
          Total shareholders' equity...........................................................   61,120         64,516
                                                                                                --------       --------
          Total liabilities and shareholders' equity .......................................... $121,098       $119,455
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

                                                   ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                            ------------------------------------
                                        (Amounts in thousands, except per share data)
                                                         (Unaudited)


                                                                      THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                                                      ---------------------------  --------------------------
                                                                           2004        2003            2004         2003
-----------------------------------------------------------------------------------------------------------------------------

Net sales................................................................ $17,361     $15,847        $ 46,619     $ 48,750
Cost of sales, excluding available unused capacity costs.................  15,313      13,934          41,853       43,090
Available unused capacity costs..........................................     952       1,481           3,638        4,238
Application and development costs........................................     786         865           2,290        2,669
Selling, general and administrative expenses.............................   2,158       2,153           6,344        7,370
                                                                          -------     -------        --------     --------
         Operating loss..................................................  (1,848)     (2,586)         (7,506)      (8,617)
Other income (expense):
    Interest expense, excluding amortization of financing fees,
      debt discount and beneficial conversion feature....................    (882)       (530)         (2,266)      (1,422)
    Amortization of financing fees, debt discount and
      beneficial conversion feature......................................    (710)        (19)         (1,051)         (60)
    Interest income......................................................       7          22              19           56
    Other, net...........................................................      30        (575)             54       (1,141)
                                                                          -------     -------        --------     --------
         Loss before income taxes........................................  (3,403)     (3,688)        (10,750)     (11,184)
Income tax expense.......................................................     135         101             324           58
                                                                          -------     -------        --------     --------
Net loss................................................................. $(3,538)    $(3,789)       $(11,074)    $(11,242)
                                                                          =======     =======        ========     ========

Net loss per share:
    Basic and diluted loss per share..................................... $ (0.22)    $ (0.23)       $ (0.68)     $  (0.69)
                                                                          =======     =======        =======      ========

Weighted average common shares outstanding...............................  16,407      16,302          16,353       16,299



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

                                                 ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------
                                                (Amounts in thousands)
                                                      (Unaudited)

                                                                                              NINE MONTHS ENDED JUNE 30,
                                                                                              --------------------------
                                                                                                 2004            2003
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................ $(11,074)       $(11,242)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization......................................................    4,529           4,624
           Amortization of financing fees and debt discount...................................    1,051              60
           Foreign currency transaction losses................................................      127             787
           Other, net.........................................................................      (38)            (36)
           Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable...................................     (404)             66
                 Decrease in inventories......................................................    1,310           2,091
                 (Increase) decrease in prepaid expenses and other assets.....................     (450)            157
                 (Decrease) in trade accounts payable.........................................   (2,816)         (1,342)
                 Increase (decrease) in other long-term liabilities...........................      909            (274)
                                                                                               --------        --------
                      Total adjustments.......................................................    4,218           6,133
                                                                                               --------        --------
Net cash used in operating activities.........................................................   (6,856)         (5,109)
                                                                                               --------        --------

Cash flows from investing activities:
      Payments for purchase of property and equipment.........................................   (4,490)         (1,262)
      Proceeds from sale of property and equipment............................................      135             121
                                                                                               --------        --------
Net cash used in investing activities.........................................................   (4,355)         (1,141)
                                                                                               --------        --------

Cash flows from financing activities:
      Proceeds from exercise of stock options.................................................      138              21
      Proceeds from issuance of convertible debt..............................................   12,750               -
      Proceeds from issuance of notes payable.................................................   10,540          14,594
      Proceeds from issuance of note payable to related party.................................    1,400               -
      Payment of financing fees...............................................................   (1,152)              -
      Repayment of note payable to related party..............................................   (1,400)              -
      Repayment of notes payable and long-term debt...........................................  (11,832)         (8,833)
                                                                                               --------        --------
Net cash provided by financing activities.....................................................   10,444           5,782
                                                                                               --------        --------
Effect of exchange rate changes on cash.......................................................      (21)             18
                                                                                               --------        --------
Net decrease in cash..........................................................................     (788)           (450)
Cash and cash equivalents at beginning of period..............................................      838             685
                                                                                               --------        --------
Cash and cash equivalents at end of period.................................................... $     50        $    235
                                                                                               ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:

      Interest................................................................................ $   1,491       $  2,980
      Income taxes............................................................................ $       -       $      -

                  The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ------------------------------------------------------

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2003 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. The results for the period ended June 30, 2004 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2004.

The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are reflected as other comprehensive income
(loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statement of operations. All significant inter-company transactions and balances have been eliminated in consolidation.

2.  FINANCING

2004 Refinancing
----------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 1,295,954 shares of common stock at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $2.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

As part of the Company's January 2004 refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's January 2004 refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, in December 2003 loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bore interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, same as the interest rate of the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit was released. After converting $250,000 into convertible debt as part of the January 2004 financing, the remaining $1.15 million loan was repaid during the third quarter of 2004.

Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% (13.5% per annum as of June 30, 2004) with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of 2004 and the $0.5 million was released from escrow.

Due to the January 2004 refinancing completed subsequent to the Company's fiscal year end, the Company's U.S. bank waived the financial covenants through February 13, 2005, the maturity date of the term loan. Additionally, the expiration of the Company's revolving credit loan was extended from January 31, 2004 to January 31, 2005. The refinancing allowed the Company to execute its 2004 business plan, which was uncertain prior to the refinancing.

In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 895,908 shares of common stock at a conversion price of $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, estimated to be $4.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital and capital expenditures.

The Company will require further financing and restructuring of existing debt arrangements in fiscal 2005 to refinance bank loans of its Hungarian subsidiary and to support planned increases in its carbon fiber production capacity to meet demand. The Company currently is undertaking efforts to obtain that financing. However, there can be no assurance that it will be successful in its attempt to obtain new financing. If the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

2003 Refinancing
----------------

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with its U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million with an outstanding balance of $0.9 million at June 30, 2004 (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (originally due January 31, 2004, now due January 31, 2005 - see above). The Company repaid $5.0 million of this loan from the proceeds of the sale of convertible debentures as discussed below. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. Total borrowings and available borrowings at June 30, 2004 under the revolving credit agreement were $3.3 and $1.7 million respectively.

The Company also entered into a convertible debenture purchase agreement, dated as of February 13, 2003, under which the Company issued and sold to 14 investors, including certain directors, convertible debentures in the aggregate principal amount of $8.1 million. The convertible debentures have stated maturities of five years, bear interest at 7% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the debt discount associated with the warrants, at the time of issuance, was estimated to be $376,650 and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

Credit Facilities
-----------------

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from its U.S. bank, which has been waived through February 13, 2005, the maturity date of these borrowings.

US Operations - The Company's current credit facility with its U.S. Bank is described above under "-2003 Refinancing." Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $4.2 million at June 30, 2004, all of which has been classified as current due to the maturity in January and February 2005.

Hungarian Operations - The Company's Hungarian subsidiary entered into a credit facility with a Hungarian bank. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Hungarian bank debt is due on December 31, 2004. Total borrowings under this credit facility were $10.6 million at June 30, 2004, all of which has been classified as current.

In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million of which $1.6 million is outstanding as of June 30, 2004. The facility consists of a bank guarantee, factoring and mortgages and expires December 31, 2004.

Total borrowings of the Hungarian subsidiary were $12.2 million at June 30, 2004, of which $11.4 million has been classified as current due to their stated maturity of December 31, 2004. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Long-term debt consists of the following (amounts in thousands):

                                                                                              June 30,    September 30,
                                                                                                2004          2003
                                                                                              --------    -------------
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15,392 to maturity in November 2004...................... $  1,277       $ 1,507

     Note payable with interest at 9.95%, payable in monthly installments of
         principal and interest of $19,288 to maturity in September 2009.....................        -         1,042

     Note payable with interest at 9.5%, payable in monthly installments of
         principal and interest of $27,672 to maturity in December 2009 .....................        -         1,558

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................    1,746         1,706

     Convertible debentures due February 2008 bearing interest at 7.0%.......................    8,100         8,100

     Revolving credit agreement, maturing in December 2004, bearing interest
         at prime plus 2.0% in fiscal 2002 (prime rate at September 30, 2003 was 4.00%)......    3,270         4,670

     Term loan, $0.4 million payable in January 2005, balance payable in 2005, bearing
         interest at prime plus 2.0% (prime rate at September 30, 2003 was 4.00%)............      900         3,300

     Convertible debentures due June 2006 bearing interest at 6%.............................    7,000             -

     Convertible debentures due September 2006 bearing interest at 6%........................    5,750             -

     Mortgage payable with interest of 13.5% interest only payments
         Maturity in January 2007............................................................    6,000

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................   12,259        12,566
                                                                                              --------       -------

             Total debt......................................................................   46,302        34,474

             Less: Beneficial Conversion feature and debt discount associated with warrants..   (5,575)            -
             Less: amounts payable within one year...........................................  (16,902)         (933)
                                                                                              --------       -------
     Total Long-term debt ................................................................... $ 23,825       $33,541
                                                                                              ========       =======

3.  COMPREHENSIVE LOSS

Comprehensive loss for the three- and nine-month periods ended June 30, 2004 and 2003 (unaudited) was as follows (in thousands):

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                        2004           2003
                                                                                      -------         -------
          Net loss.................................................................   $(3,538)        $(3,789)
          Foreign currency translation adjustment..................................      (732)           (524)
                                                                                      -------         -------
          Comprehensive loss.......................................................   $(4,270)        $(4,313)
                                                                                      =======         =======

                                                                                    NINE MONTHS ENDED JUNE 30,
                                                                                    --------------------------
                                                                                       2004            2003
                                                                                     --------        --------
          Net loss.................................................................  $(11,074)       $(11,242)
          Foreign currency translation adjustment..................................     1,221           2,109
                                                                                     --------        --------
          Comprehensive loss.......................................................  $ (9,853)       $ (9,133)
                                                                                     ========        ========

4.   STOCK OPTION PLAN

At June 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During fiscal 2004, the Company granted 40,000 employee stock options with an exercise price that equaled the Company's stock price on the applicable date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                      ---------------------------
                                                                                           2004          2003
                                                                                         -------       -------
         Reported net loss.............................................................. $(3,538)      $(3,789)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects...................     (46)           (1)
                                                                                         -------       -------
         Pro forma net loss............................................................. $(3,584)      $(3,790)
                                                                                         =======       =======
         Reported basic and diluted loss per share...................................... $ (0.22)      $ (0.23)
                                                                                         =======       =======
         Pro forma basic and diluted loss per share..................................... $ (0.22)      $ (0.23)
                                                                                         =======       =======

                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                       --------------------------
                                                                                           2004         2003
                                                                                         --------     --------
         Reported net loss.............................................................. $(11,074)    $(11,242)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects...................     (138)        (281)
                                                                                         --------     --------
         Pro forma net loss............................................................. $(11,212)    $(11,523)
                                                                                         ========     ========
         Reported basic and diluted loss per share...................................... $  (0.68)    $  (0.69)
                                                                                         ========     ========
         Pro forma basic and diluted loss per share..................................... $  (0.69)    $  (0.71)
                                                                                         ========     ========

5.  SEGMENT INFORMATION

The Company's strategic business units are based on product categories and have been presented as three reportable segments: Carbon Fibers, Technical Fibers and Specialty Products. Effective in the fourth quarter of fiscal 2003, the Company began reporting the former Carbon Fibers segment as two reportable segments: Carbon Fibers and Technical Fibers. The Company made this change based on the current economic characteristics of these two operating segments. Segment information for fiscal 2003 has been reclassified to reflect this change.

The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures aircraft brake pads and oxidized acrylic fibers for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer or a small group of customers.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the three months and nine months ended June 30, 2004 and 2003 (amounts in thousands):

                                                                           THREE MONTHS ENDED JUNE 30, 2004
                                                                           --------------------------------
                                                                                                      Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon       Specialty         and
                                                           Fibers         Fibers        Products     Eliminations        Total
                                                          ---------      -------       ---------     ------------       -------
Net sales............................................      $4,127        $ 5,669         $7,565        $     -          $17,361
Net sales - intersegment.............................         595            501              -         (1,096)               -
Cost of sales, excluding available unused capacity...       4,062          5,594          7,351         (1,694)          15,313
Available unused capacity expenses...................           -            952              -              -              952
Operating (loss) income..............................         271         (1,010)          (794)          (315)          (1,848)
Depreciation and amortization expense................         389            961            186             24            1,560
Capital expenditures.................................         411            825            167             32            1,439

                                                                           THREE MONTHS ENDED JUNE 30, 2003
                                                                           --------------------------------
                                                                                                      Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon       Specialty         and
                                                           Fibers         Fibers        Products     Eliminations        Total
                                                          ---------      -------       ---------     ------------       -------
Net sales............................................      $3,080        $ 3,631         $9,136        $     -          $15,847
Net sales - intersegment.............................         670            393              -         (1,063)               -
Cost of sales, excluding available unused capacity...       3,092          4,149          8,218         (1,525)          13,934
Available unused capacity expenses...................           -          1,481              -              -            1,481
Operating (loss) income..............................         485         (2,711)           (40)          (320)          (2,586)
Depreciation and amortization expense................         233            983            280             55            1,551
Capital expenditures.................................         270            (26)           299              3              546

                                                                           NINE MONTHS ENDED JUNE 30, 2004
                                                                           -------------------------------
                                                                                                      Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon       Specialty         and
                                                           Fibers         Fibers        Products     Eliminations        Total
                                                          ---------      -------       ---------     ------------       -------
Net sales............................................      $10,611       $13,438        $22,570        $     -          $46,619
Net sales - intersegment.............................        1,371         1,492              -         (2,863)               -
Cost of sales, excluding available unused capacity...       10,297        13,030         21,706         (3,180)          41,853
Available unused capacity expenses...................            -         3,638              -              -            3,638
Operating (loss) income..............................          699        (4,309)        (2,285)        (1,611)          (7,506)
Depreciation and amortization expense................          902         2,889            663             73            4,527
Capital expenditures.................................          615         3,488            395             (8)          (4,490)






                                                                           NINE MONTHS ENDED JUNE 30, 2003
                                                                           -------------------------------
                                                                                                      Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon       Specialty         and
                                                           Fibers         Fibers        Products     Eliminations        Total
                                                          ---------      -------       ---------     ------------       -------
Net sales............................................      $9,421        $11,075        $28,254        $     -          $48,750
Net sales - intersegment.............................       1,186          2,877              -         (4,063)               -
Cost of sales, excluding available unused capacity...       8,748         12,606         26,089         (4,353)          43,090
Available unused capacity expenses...................           -          4,238              -              -            4,238
Operating (loss) income..............................         762         (6,393)        (1,143)        (1,843)          (8,617)
Depreciation and amortization expense................         749          3,005            746            184            4,684
Capital expenditures.................................         480            318            449             15            1,262


                                                                                      TOTAL ASSETS
                                                                                      ------------
                                                                                                      Corporate
                                                                                                     Headquarters
                                                          Technical       Carbon       Specialty         and
                                                           Fibers         Fibers        Products     Eliminations         Total
                                                          ---------      -------       ---------     ------------       --------
June 30, 2004........................................      $18,929       $61,563        $37,478        $ 3,128          $121,098
September 30, 2003...................................       22,611        66,226         32,569         (1,951)          119,455

GEOGRAPHIC INFORMATION (UNAUDITED) / (IN THOUSANDS)
---------------------------------------------------

                                                    REVENUES (1)                  REVENUES (1)
                                                 THREE MONTHS ENDED            NINE MONTHS ENDED           LONG-LIVED ASSETS (2)
                                                ---------------------        ---------------------        -----------------------
                                               JUNE 30,      JUNE 30,        JUNE 30,     JUNE 30,        JUNE 30,  SEPTEMBER 30,
                                                 2004          2003            2004         2003            2004        2003
                                                -------      --------        --------     -------         --------  -------------
United States.................................. $ 5,855      $ 5,292         $15,248      $17,699         $46,383      $45,936
Hungary........................................  11,506       10,555          31,371       31,051          32,367       31,436
                                                -------      -------         -------      -------         -------      -------
Total.......................................... $17,361      $15,847         $46,619      $48,750         $78,750      $77,373
                                                =======      =======         =======      =======         =======      =======

------------------------
(1) Revenues are attributed to the entity recognizing the sale in the interim statements, as it is not practical to accumulate every customer's country of domicile on an interim basis.

(2) Property and equipment, net of accumulated depreciation, are based on country location of assets.

6.  INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                     JUNE 30,     SEPTEMBER 30,
                                                                      2004            2003
                                                                     --------     -------------
         Raw materials...........................................    $ 5,170         $ 4,859
         Work-in-process.........................................      1,654           1,132
         Finished goods..........................................     16,932          19,057
         Supplies, spares and other..............................      2,512           1,930
                                                                     -------         -------
                                                                     $26,268         $26,978
                                                                     =======         =======

7.  NEW ACCOUNTING PRONOUNCEMENTS

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

8.  COMMITMENTS AND CONTINGENCIES

Legal
-----

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages from the Company in the amount of $300,000 for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $450,000 in damages from the Company and Hardcore, jointly and severally, under the terms of the settlement agreement. During the quarter ended June 30, 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. The Company is vigorously defending this matter and has asserted counterclaims. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, cash flow or financial condition.

The Company is party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition, cash flow or results of operations of the Company and its subsidiaries taken as a whole.

Sources of Supply
-----------------

As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers, excluding the aircraft brake products, are now manufactured from this precursor. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

The Company currently obtains most of its acrylic fiber precursor to supply its carbon fiber operations for the aircraft brake applications from a single supplier which is the only supplier that currently produces precursor approved for use in aircraft brake applications. The Company believes this supplier is a reliable source of supply at the Company's current operating levels. However, the Company has initiated trials at an aircraft brake manufacturer with its own precursor-based products, which might serve as an alternative source of supply should there be an interruption in supply from the supplier.

The major materials used by the Specialty Products Business Segment are basic commodity products, which are widely available from a variety of sources.

Liquidity
---------

See discussion under Note 2 - "Financing"

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company's mission is to commercialize the use of carbon fibers as a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. The performance benefits of carbon fibers -- light weight, high strength and stiffness -- have been demonstrated in aerospace applications for many years. Eventually carbon fibers were introduced in high performance sporting goods, but carbon fiber's high price and lack of availability prevented it from general introduction into higher volume commercial applications. The Company has developed and is implementing a strategy to manufacture and sell carbon fibers into commercial applications at costs competitive with other materials.

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

The Company's strategic plan of introducing low-cost carbon fibers into high volume potential end uses to attract significant new applications for carbon fiber reinforced composites in automotive, infrastructure, wind energy, oil and gas production and other industries has been well received. The Company believes it is the lowest cost producer of carbon fibers and it is well positioned to eventually produce sufficient volumes of carbon fibers to satisfy indicated future demand. The Company is participating in ongoing development projects. Recent strengthening of the market for current and emerging applications has begun to generate meaningful orders and the demand from existing and potential new customers exceeds the Company's current capacity.

The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-volume applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas facility. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications were slower to develop than anticipated. From 1998 to mid 2003 total carbon fiber usage did not grow significantly and aerospace applications actually declined. This situation resulted in substantial overcapacity and destructive pricing in the industry. Much of the new carbon fiber business was captured by the aerospace fibers as certain manufacturers sold their aerospace-grade fibers on the commercial markets at prices that did not cover their costs, undermining the Company's commercialization strategy.

The carbon fiber market conditions began to change during the second quarter of fiscal 2004. Two major aerospace programs, the Airbus A-380 and the Boeing 7E7, have absorbed virtually all of the aerospace fiber capacity, and resulted in the divergence of the aerospace and commercial markets for carbon fibers. The Company's receipt of previously announced carbon fiber orders aggregating 1.8 million pounds from Asian sporting goods manufacturers toward the beginning of this fiscal year was an early indication of this shift. Significant sales increases in carbon fiber products in the second and third quarters of fiscal 2004 confirmed this shift. Further causing the divergence of the two markets was the quick pace of development of the carbon fiber wind turbine blade market. Currently Zoltek believes it is in a unique position of having installed capacity and fiber quality that can attract current available and future new business.

The recent increase in the demand for carbon fibers relates to several different applications including aerospace. During the third quarter of 2004, the Company experienced its second sequential quarter of significant growth in customer demand in the carbon and technical fiber business units, as sales (excluding inter-segment sales) increased $3.9 and $1.4 million over the first and second quarters of 2004, respectfully. The improved sales in the carbon fibers and technical fibers business units resulted in a reduction in the overall operating loss reported by the Company from a loss of $3.2 million in the first quarter of 2004 to a loss of $2.5 million in the second quarter of 2004 to a loss of $1.8 million in the third quarter of 2004.

The Company has specifically targeted three significant and emerging applications: wind energy, flame retardant bedding and home furnishings, and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

    o Wind energy is one of the fastest growing industries globally. The desire by consumers and government support for renewable energy has been growing in the past decade. Of all the current technologies, wind generated electricity is the most competitive and technically viable renewable energy source. The wind turbine's ability to generate electricity is increased by the square of its blade length. With 55-60 meter (approximately 175-200 feet) long blades, a wind turbine can generate 3 MW of electricity at costs competitive with fossil fuels. All the major wind turbine manufacturers have announced plans to introduce such large turbines in 2004. The length of these blades requires the use of carbon fibers. The Company has put forth a significant effort to qualify and certify our Panex(R)-35 fibers for this application.

         The largest supplier of wind turbines has approved the Company as a one of two sources of carbon fiber for the production of blades and we expect significant carbon fiber orders from this application in the remainder of fiscal 2004 and increased orders in fiscal 2005. Another significant blade manufacturer has now begun using our fibers. Also, the Company's Entec subsidiary is in the process of building machinery to make the blades for the wind turbines with an automated process, to be used by a leading supplier of wind turbines, which the Company believes will lead to meaningful carbon fiber sales beginning in fiscal 2005.

    o The Company's PYRON(R) products offer one of the best and most economical solutions for flame and heat resistance insulation applications in protective clothing, mattress and furniture applications. The Company is marketing its products in a variety of textile formats in protective clothing applications, from firemen's uniforms, factory protective clothing and auto racing uniforms. These applications continue to grow at a significant rate.

         Fire barrier in automobiles has been a significant application for some time. New applications for fire barriers are continuing to develop. The largest opportunity in this potential application category, other than automotive, appears to be fire barriers for mattresses and, eventually, for furniture. While most applications are market and safety driven, the consumer applications are demanded by government regulations.

         The first regulations in place relate to the mattress products in the State of California. The Company, in cooperation with a major supplier to the mattress industry, has developed a solution for the regulations put in place by the State of California. It is expected that consumer product safety standards that regulate flame-retardant bedding and furniture will begin to be enforced by the State of California starting in 2005. So far the mattress industry is vigorously opposing the California regulations and is seeking to defer offering compliant products until the U.S. federal regulations are imposed. The American Home Fire Safety Act, which is expected to be the basis for the federal regulations, has been passed by the Senate and introduced in the House. The federal standards are expected to be more stringent than the final version of the California regulation. In view of recent legal developments regarding implementation of these laws and rules at this time, it is not clear when the industry will implement the introduction of the flame-resistant mattresses. However, it is the Company's belief that the potential exposure to product liability eventually will force the industry to comply with the standards, and to do so across the United States. The Company is already selling its products to institutional mattress manufacturers, protective clothing manufacturers and automotive flame barrier applications and expects sales to grow for these applications.

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

         In addition to BMW, the Company has worked with other auto companies and their vendors. Current indications are that a number of other applications are coming to fruition. The Company expects that components made with the Company's carbon fibers will appear on series production cars by 2005.

With the new orders in place and indications for additional significant orders, the Company has restarted its major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. The Company has begun operation of manufacturing lines with aggregate rated capacity of 2 million pounds per year and expects to begin operation of additional manufacturing lines with aggregate rated capacity of 3 million pounds per year by the end of calendar year 2004. The Hungarian carbon fiber manufacturing facility currently is operating at full capacity. Maintaining the excess capacity has been costly, but the Company believed it has been necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the reactivation of the Abilene plant, unused capacity costs are expected to diminish and, ultimately, be fully absorbed in ongoing production as all the carbon fiber lines start operating.

The Company also moved its fiber prepreg facilities from San Diego to Salt Lake City in the first quarter of fiscal 2004. This facility is now ready for production and samples are being supplied to prior customers for re-qualification.

Outside of the carbon fiber business, the Company sells acrylic and nylon fibers into textile markets and manufactures other specialty products in its Hungary facility. The Company is currently developing plans to discontinue the nylon fiber operation and to exit from the acrylic textile business and will utilize a significant portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The Company has begun to initiate these plans and expects to be completed by the end of the fourth quarter of fiscal 2004. This could result in a charge to earnings, which could include severance and fixed asset impairment, but the Company believes it will not have amaterial impact on cash flow.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------------------

The Company's sales increased by 10%, or $1.6 million, to $17.4 million in the third quarter of fiscal 2004 from $15.8 million in the third quarter of fiscal 2003. A decrease in sales of the specialty products unit was more than offset by the increases in carbon fiber sales (excluding intersegment) and technical fiber sales (excluding intersegment). Carbon fiber sales (excluding intersegment) increased 55%, or $2.1 million, to $5.7 million in the third quarter of fiscal 2004 from $3.6 million in the third quarter of fiscal 2003. The carbon fiber sales in fiscal 2004 included a decrease of $1.3 million from 2003 related to the Company's decision to relocate its prepreg operations from California to Utah to combine its operations with another of the Company's facilities. Carbon fibers sales other than prepreg sales increased by $3.4 million in fiscal 2004 from fiscal 2003 as production and sales of sporting goods and wind energy orders continued during the third quarter of fiscal 2004 and the Company experienced a general increase in the overall demand for carbon fiber from prior years. Technical fiber sales (excluding intersegment) increased 33%, or $1.0 million, to $4.1 million in the third quarter fiscal 2004 from $3.1 million in the third quarter fiscal 2003. Technical fiber sales increased as demand improved not only in the aircraft brake customers but also for the flame-retardant market. Sales of the specialty products business segment decreased 17%, or $1.5 million, to $7.6 million in the third quarter of fiscal 2004 from $9.1 million in the third quarter of fiscal 2003. The reduced revenue was primarily the result of management's decision to lower acrylic fiber production in order to limit sales at unfavorable profit levels. The Company expects these depressed conditions impacting the acrylic markets to continue during fiscal 2004 and 2005. The Company is currently developing plans to discontinue the nylon fiber operation and to exit from the acrylic textile business and will utilize a significant portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The Company has begun to initiate these plans and expects to be completed by the end of the fourth quarter of fiscal 2004.

The Company's cost of sales (excluding available unused capacity costs) increased by 9.8 %, or $1.4 million, to $15.3 million in the third quarter of fiscal 2004 from $13.9 million in the third quarter of fiscal 2003. The cost of sales of the Company's specialty products business segment decreased 10% compared to the 17% decrease in sales, reflecting sales mix factors. Carbon and technical fiber cost of sales (excluding intersegment) increased by 37% or $2.2 million to $8.0 million in the third quarter of 2004 from $5.8 million in the third quarter of 2003 as sales of carbon and technical fiber (excluding intersegment) increased 46% for the same period.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facility. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $1.0 million during the third quarter of fiscal 2004 and $1.5 million in the third quarter of fiscal 2003. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2004, unused capacity costs are expected to continue to decrease significantly during that period and to be fully absorbed in ongoing operations by the end of fiscal 2005. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $0.8 million in the third quarter of fiscal 2004 and $0.9 million in the third quarter of fiscal 2003. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $2.2 million in the third quarter of fiscal 2004 compared to $2.2 million in the third quarter of fiscal 2003. Although sales for the quarter increased 10% and carbon fibber sales increased 37% the Company has continued cost containment measures related to non-operations departments implemented during fiscal 2003.

Operating loss was $1.8 million in the third quarter of fiscal 2004 compared to a loss of $2.6 million in the third quarter of fiscal 2003, an improvement of $0.8 million. Carbon fiber operating loss improved from a loss of $2.7 million in the third quarter of fiscal 2003 to a loss of $1.0 million in the third quarter of fiscal 2004. The operating income in technical fibers decreased from income of $0.5 million in the third quarter of fiscal 2003 to $0.3 million in the third quarter of fiscal 2004. Corporate headquarters operating loss was flat with a loss of $0.3 million in the third quarter of fiscal 2004. Specialty product operating loss increased from a loss of $0.1 million in the third quarter of 2003 to a loss of $0.8 million in the third quarter of 2004; the loss increased due the to decrease in sales and margins related to this business unit. The decrease in the Company's total operating loss was a result of the significant improvement in the carbon fibers and technical fibers business units as sales and production have increased to absorb fixed manufacturing cost and the continued reduction of operating expenses due to the cost containment measures implemented during 2003.

Interest expense was approximately $0.9 million in the third quarter of fiscal 2004 compared to $.5 million in the third quarter of fiscal 2003. The increase in interest resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital Resources").

Amortization of warrants discount, deferred financing and beneficial conversion feature costs which are non-cash expenses was approximately $0.7 million in the third quarter of fiscal 2004 compared to zero in the third quarter of fiscal 2003. The increase in amortization resulted from the Company's refinancing transactions (see "--Liquidity and Capital
Resources").

Other income/expense, net, was immaterial in the third quarter of fiscal 2004 compared to an expense of $0.6 million for the third quarter of fiscal 2003 due to an increase in the foreign currency transactional loss during the three months ended June 30, 2003 on the Company's debt at its Hungarian subsidiary which is denominated in Euros.

Income tax expense was $.01 million for the third quarter of fiscal 2004 compared to an income tax expense of $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both the third quarters of fiscal 2004 and 2003 due to uncertainties in the Company's ability to utilize tax losses in the future.

The foregoing resulted in a net loss of $3.5 million for the third quarter of fiscal 2004 compared to a net loss of $3.8 million for the third quarter of fiscal 2003. Similarly, the Company reported a net loss per share of $0.22 and $0.23 on a basic and diluted basis for the third quarter of fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were 16.4 million for the third quarter of fiscal 2004 and 16.3 million for the corresponding period of fiscal 2003.

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003
---------------------------------------------------------------------------

The Company's sales decreased 4.3%, or $2.2 million, to $46.6 million in fiscal 2004 from $48.8 million in fiscal 2003, as decreases in the specialty product unit's sales offset an increase in sales of the carbon fiber and technical fiber units. Carbon fiber sales (excluding intersegment) increased 21%, or $2.3 million, to $13.4 million in fiscal 2004 from $11.1 million in fiscal 2003. The carbon fiber units sales in fiscal 2004 increased despite a decrease of $4.4 million from 2003 related to the Company's decision to relocate its prepreg operations from California to Utah to combine its operations with another of the Company's facilities. Carbon fiber sales, other than prepreg, increased by $6.7 million in fiscal 2004 from fiscal 2003 as production and sales for sporting goods and wind energy applications continued to grow during the third quarter of fiscal 2004 and the Company experienced a general increase in the overall demand for carbon fiber. Technical fiber sales (excluding intersegment) increased 12.6%, or $1.2 million, to $10.6 million in fiscal 2004 from $9.4 million in fiscal 2003. Technical fiber sales increased due to the stronger demand and the timing of orders from aircraft brake customers during the third quarter of 2004 as this segment's principal customer returned to historical shipment levels. Sales of the specialty products business segment decreased 20%, or $5.7 million, to $22.6 million in fiscal 2004 from $28.3 million in fiscal 2003. The reduced revenue was primarily the result of management's decision to lower acrylic fiber production in order to limit sales at unfavorable profit levels. The Company expects these depressed conditions impacting the acrylic markets to continue during fiscal 2004 and into fiscal 2005. The Company is currently developing plans to discontinue the nylon fiber operation and to exit from the acrylic textile business and will utilize a significant portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The Company has begun to initiate these plans and expects to be completed by the end of the fourth quarter of fiscal 2004.

The Company's cost of sales (excluding available unused capacity costs) decreased by 2.9%, or $1.2 million, to $41.9 million in fiscal 2004 from $43.1 million in fiscal 2003. The decrease in cost of sales (excluding available unused capacity costs) was consistent with the decrease in sales. The Company's specialty products business segment reported a decrease in cost of sales of 16% compared to a 20% decrease in sales reflecting a change in sales mix. Carbon and technical fibers cost of sales (excluding intersegment) increased by 17.3%, or $3.1 million, to $20.4 million in fiscal 2004 from $17.3 million in fiscal 2003 as sales of carbon and technical fibers (excluding intersegment) increase the same amount for the period.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the consolidated statement of operations, were approximately $3.6 million during the first nine months of fiscal 2004 and $4.2 million in the first nine months of fiscal 2003. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders during fiscal 2004, the Company expects unused capacity costs to decrease significantly during the fourth quarter of 2004 and be fully absorbed in ongoing operations by the end of fiscal 2005. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and development costs were $2.3 million in the first nine months of fiscal 2004 and $2.7 million in the first nine months of fiscal 2003. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $6.4 million in the first nine months of fiscal 2004 compared to $7.4 million in the first nine months of fiscal 2003. The decrease in expense was primarily due to the cost containment measures implemented during fiscal 2003.

Operating loss was $7.5 million in the first nine months of fiscal 2004 compared to a loss of $8.6 million in the first nine months of fiscal 2003, an improvement of $1.1 million. Carbon fibers operating loss decreased from a loss of $6.4 million in the first nine months of fiscal 2003 to a loss of $4.3 million in the first nine months of fiscal 2004. Operating income in technical fibers was flat with income of $0.7 million in both periods. Corporate headquarters operating loss decreased from a loss of $1.8 million in the first nine months of fiscal 2003 to a loss of $1.6 million in the first nine months of fiscal 2004. Specialty products operating loss increased from a $1.1 million loss in the first nine months of fiscal 2003 to a loss of $2.3 million in the first nine months of fiscal 2004. The decrease in the consolidated operating loss was a result of the improvement in margins of the carbon fibers business unit and the reduction of operating expenses due to the cost containment measures implemented during 2003.

Interest expense was approximately $2.3 million in the first nine months of fiscal 2004 compared to $1.5 million in the corresponding period of fiscal 2003. The increase resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital Resources").

Amortization of warrants, deferred financing costs and beneficial conversion which are non-cash expenses were approximately $1.0 million in the first nine months of fiscal 2004 compared to zero in the first nine months of fiscal 2003. The increase in amortization resulted from warrants issued and beneficial conversion feature on the Company's refinancing transactions (see "--Liquidity and Capital Resources").

Other income/expense, net, was income of $0.1 million for the first nine months of fiscal 2004 compared to an expense of $1.1 million for the first nine months of fiscal 2003 due to an decrease in the foreign currency transactional losses during the 9 months ended June 30, 2003 on the Company's debt at its Hungarian subsidiary which is denominated in Euros.

Income tax expense was $0.3 million for the first nine months of fiscal 2004 compared to $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss for both fiscal 2004 and 2003.

The foregoing resulted in a net loss from continuing operations of $11.1 million for the first nine months of fiscal 2004 compared to a net loss of $11.2 million for the corresponding period of fiscal 2003. Similarly, the Company reported a net loss per share of $0.68 and $0.69 on a basic and diluted basis for the first nine months of fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were 16.4 million and 16.3 million for the first nine months of fiscal 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past three fiscal years and during the nine months ended June 30, 2004. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, supplemented with long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

Management will seek to fund its near-term operations from continued sale of excess inventories and continued aggressive management of the Company's working capital, as well as sources that may include additional borrowings and/or private equity. However, management can make no assurances that these objectives will be sufficient to fund near-term liquidity needs.

2004 Refinancing
----------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 1,295,954 shares of common stock at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $2.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

As part of the Company's January 2004 refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's January 2004 refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, In December 2003 loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bore interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit was released. After converting $250,000 into convertible debt as part of the January 2004 financing, the remaining $1.15 million loan was repaid during the third quarter of 2004.

Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% (13.5% per annum as of June 30, 2004) with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of 2004 and the $0.5 million was released from escrow.

Due to the January 2004 refinancing completed subsequent to the Company's fiscal year end, the Company's U.S. bank waived the financial covenants through February 13, 2005, the maturity date of the term loan. Additionally, the expiration of the Company's revolving credit loan was extended from January 31, 2004 to January 31, 2005. The refinancing allowed the Company to execute its 2004 business plan, which was uncertain prior to the refinancing.

In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 895,908 shares of common stock at a conversion price of $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, estimated to be $4.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital and capital expenditures.

The Company will require further financing and restructuring of existing debt arrangements in fiscal 2005 to refinance bank loans of its Hungarian subsidiary and to support planned increases in its carbon fiber production capacity to meet demand. The Company currently is undertaking efforts to obtain that financing. However, there can be no assurance that it will be successful in its attempt to obtain new financing. If the Company is unsuccessful, it would have a material adverse effect on its future financial condition and its ability to continue to pursue its current business plan.

2003 Refinancing
----------------

The Company executed an amended credit facility agreement, dated as of February 13, 2003, with its U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million with an outstanding balance of $0.9 million at June 30, 2004 (due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (originally due January 31, 2004, now due January 31, 2005 - see above). The Company repaid $5.0 million of this loan from the proceeds of the sale of convertible debentures as discussed below. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. Total borrowings and available borrowings at June 30, 2004 under the revolving credit agreement were $3.3 and $1.7 million respectively.

The Company also entered into a convertible debenture purchase agreement, dated as of February 13, 2003, under which the Company issued and sold to 14 investors, including certain directors, convertible debentures in the aggregate principal amount of $8.1 million. The convertible debentures have stated maturities of five years, bear interest at 7% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the debt discount associated with the warrants, at the time of issuance, was estimated to be $376,650 and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

Credit Facilities
-----------------

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from its U.S. bank, which has been waived through February 13, 2005, the maturity date of these borrowings.

US Operations - The Company's current credit facility with its U.S. Bank is described above under "-2003 Refinancing." Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $4.2 million at June 30, 2004, all of which has been classified as current due to the maturity in January and February 2005.

Hungarian Operations - The Company's Hungarian subsidiary entered into a credit facility with a Hungarian bank. The facility consists of a $6.0 million bank guarantee and factoring facility, a $4.0 million capital investment facility and a $2.0 million working capital facility. All of the Hungarian bank debt is due on December 31, 2004. Total borrowings under this credit facility were $10.6 million at June 30, 2004, all of which has been classified as current.

In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million of which $1.6 million is outstanding as of June 30, 2004. The facility consists of a bank guarantee, factoring and mortgages and expires December 31, 2004.

Total borrowings of the Hungarian subsidiary were $12.2 million at June 30, 2004, of which $11.4 million has been classified as current due to their stated maturity of December 31, 2004. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Abilene, Texas Facility
-----------------------

In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company has resumed certain levels of manufacturing at this facility during the third quarter of 2004. Accordingly, the Company does not believe that any impairment of its carrying value exists based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life.

Cash Used By Operating Activities
---------------------------------

Net cash used by operating activities was $6.9 million for the nine months ended June 30, 2004. The cash flows used by operating activities during the nine months ended June 30, 2004 were primarily due to the net loss of $11.1 million plus an increase in net operating assets of $1.4 million offset by non-cash items, including depreciation and amortization of $5.6 million. The increase in net operating assets consisted of an increase in receivables and other assets of $0.8 million as carbon fiber sales increased during the period, and a $2.8 million decrease in accrued expenses and other liabilities and trade payables, as additional cash allowed the Company to reduce its payables and accrued expenses, offset by a $0.9 million increase in long-term liabilities and a decrease in inventories of $1.3 million.

The Company has undertaken steps to sell carbon fiber inventories to improve its cash flow. The Company has decreased the carbon fiber and specialty unit's actual inventory by $1.4 million which was offset by an increase inventory in the Entec division related to building machinery for the second largest wind turbine provider to make carbon fiber composite blades for the wind turbines with an automated process, the machine is scheduled to be delivered in the fourth quarter of 2004.

Inventories consist of the following (amounts in thousands):

                                                                                           JUNE 30,   SEPTEMBER 30,
                                                                                             2004         2003
                                                                                           --------   -------------
         Raw materials.................................................................... $ 5,170       $ 4,859
         Work-in-process..................................................................   1,654         1,132
         Finished goods...................................................................  16,932        19,057
         Supplies, spares and other.......................................................   2,512         1,930
                                                                                           -------       -------
                                                                                           $26,268       $26,978
                                                                                           =======       =======

Cash Used For Investing Activities
----------------------------------

Net cash used for investing activities for the nine months ended June 30, 2004 was $4.4 million which consisted of capital expenditures. The primary capital expenditures consisted of the $1.7 million purchase of the Company's Abilene nitrogen plant which was previously leased in an arrangement accounted for as an operating lease and the expenditures related to the expansion of the Company's precursor facility and carbon fiber operations.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. The Company expects capital expenditures to increase (excluding the one-time nitrogen plant refinancing) in connection with the restart of the Abilene carbon fiber lines to meet the increase demand for carbon fiber.

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $10.4 million for the nine months ended June 30, 2004. The financing transactions are described above.

A summary of significant contractual obligations is shown below. See Note 2 to the Consolidated Financial Statements for discussion of the Company's debt agreements. The Company's financial commitments as of June 30, 2004 included the following:

                                                                                 LESS THAN                   3-5       MORE THAN
                                                                       TOTAL      1 YEAR      1-3 YEARS     YEARS       5 YEARS
                                                                      -------    ---------    ---------     -----      ---------
         Notes payable............................................... $ 2,281     $ 2,281
         Convertible debentures......................................  20,850                  $20,850
         Long-term debt, including current maturities................  25,452      16,902        7,103      $1,447       $    -
                                                                      -------     -------      -------      ------       ------
              Total debt.............................................  48,583      19,183       27,953       1,447            -
         Operating leases............................................     333          58          174         101            -
                                                                      -------     -------      -------      ------       ------
              Total debt and operating leases........................ $48,916     $19,241      $28,127      $1,548       $    -
                                                                      =======     =======      =======      ======       ======

In fiscal 2002, as a part of the sale of the Company's interest in Hardcore Composites, the Company continues to guarantee Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The obligation relates to a lease of the Hardcore Composites manufacturing facility, which expires in March 31, 2008. Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code in fiscal 2004. The Company is vigorously defending this matter and has asserted counterclaims. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, cash flow or financial condition.

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

In recent years, carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weak economic conditions globally. These factors combined with the high level of inventories maintained by the Company, have resulted in the Company reducing the cost of certain carbon fiber inventories to their lower estimated market values. Although conditions have improved for carbon fiber, the increased product demand is currently not for products contained in the Company's inventory, if the markets for these products do not improve, it is possible that the market value of certain of the Company's carbon fiber inventories may further decrease resulting in additional charges to cost of sales.

Application and development expenses

The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $2.3 million and $2.7 million in the first nine months of fiscal 2004 and 2003, respectively, and $0.8 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

Unused capacity costs

As of June 30, 2004, the Company was not operating its continuous carbonization lines located at the Abilene, Texas facility. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $3.6 million and $4.2 million for the nine months ended June 30, 2004 and 2003, respectively, and $1.0 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively. With the new orders in place and indications for additional significant orders, the Company has restarted its major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. The Company has begun operation of manufacturing lines with aggregate rated capacity of 2 million pounds per year and expects to begin operation of additional manufacturing lines with aggregate rated capacity of 3 million pounds per year in the latter part of calendar 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. At June 30, 2004, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt would result in a $0.5 million increase in interest expense based on the debt levels at June 30, 2004.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $35.4 million and $35.4 million at June 30, 2004 and September 30, 2003, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at June 30, 2004 and September 30, 2003 amounted to $3.5 million and $3.5 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt. and, at current sales levels, does not believe these risks will have a material adverse impact on the Company's results of operations or financial position.

                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to return to operating on a profitable basis, obtain a waiver of its debt covenants as of June 30, 2004, and otherwise comply with its obligations under its credit agreements, refinance those agreements at their maturity dates, increase production capacity to meet increased orders on a timely and profitable basis, manage its excess carbon fiber production capacity and inventory levels, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them at decreasing price points and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

             (b) Reports on Form 8-K:

                 The registrant filed the following Current Reports on Form 8-K during the period ended June 30, 2004:

                 1. The registrant filed a Current Report on Form 8-K on May 20, 2004, reporting pursuant to Item 12 on the Company's financial results for the quarter ended March 31, 2004.


                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Zoltek Companies, Inc.
                                                      (Registrant)

Date: August 16, 2004                     By:       /s/ KEVIN SCHOTT
      ---------------                        ---------------------------------
                                                       Kevin Schott
                                                  Chief Financial Officer