Form 10-K
period 2004-09-30
ZOLTEK COMPANIES INC
filed 2004-12-29
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004     Commission File Number 0-20600

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

         Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-25 of the Act). Yes  X . No    .
                                                  ---     ---

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004: approximately $98,007,500.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of: December 28, 2004: 16,453,481 shares of Common Stock, par value $.01 per share.


                                     1

                     DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference into the indicated Part of this Report:

         Document                                  Part of Form 10-K
         --------                                  -----------------

Proxy Statement for the 2005
  Annual Meeting of Shareholders                         III






                                   PART I

Item 1.  Business
------   --------

         This Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward Looking Statements."

OVERVIEW

         Zoltek Companies, Inc. (the "Company" or "Zoltek") is an applied technology and advanced materials company. The Company's primary focus and mission are to lead the commercialization of carbon fibers as a price competitive high performance reinforcement for composites used as the primary building material in everyday commercial products.

         Zoltek believes based on its business strategy described below, that it is the leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally high-strength, high-stiffness, low-weight and corrosion and fatigue resistance. Zoltek's strategy and business model for commercialization of carbon fibers consist of offering low, but sustainable pricing, achieving low production costs, having rapidly scalable capacity and offering various value-added product and process enhancements. The Company sells its carbon fibers under the PANEX(R) trade name.

         Although Zoltek has pursued its commercialization strategy for several years, during fiscal 2004, the benefits of the strategy have begun to materialize. From time to time in the past the incumbent aerospace carbon fiber manufacturers sold their products into the commercial markets at prices below their total costs, which undercut Zoltek's ability to execute its commercialization strategy. During fiscal 2004 it became clear that the world capacity for carbon fibers cannot support the growing demand, resulting in a divergence of the aerospace and commercial markets. It is the Company's belief that this divergence will persist over a long period and validates Zoltek's commercialization strategy. The Company has received significant supply contracts and orders from customers to utilize its carbon fibers in wind energy, sporting goods and other applications. As a result, the Company is undergoing a transformation from primarily a development business to an operational business.

         In view of the substantial increases in demand for carbon fibers, supported by several long-term supply relationships, the Company is pursuing a three-phase capacity expansion program, the first phase of which is the re-start of production of the five installed continuous carbonization lines at its Abilene, Texas plant and expansion of precursor production at its Hungarian plant scheduled for completion in the first half of fiscal 2005. The second phase calls for addition of two continuous carbonization lines in Hungary during the second half fiscal 2005. Finally, the Company plans to double the precursor and carbon fiber capacity in place at the end of the second phase, by the end of fiscal 2006.

         The delay in the anticipated growth in commercialization of carbon fibers has had a material adverse effect on the Company's financial performance over the past several years due to its substantial investments in manufacturing assets and market and application development expenses incurred to position the Company to capitalize on the upturn in demand which the Company had forecasted for several years. Consequently, the Company temporarily idled its Abilene, Texas production facility and has reported net losses for the past five fiscal years. During and after fiscal 2004, the Company completed various financing transactions to rationalize its balance sheet and access capital to support its expansion program. Additional external financing will be required to fund planned capacity increases.

         The most significant historical application for the Company has been for aircraft brakes that incorporate the Company's technical fibers as base materials for the carbon/carbon composite brake systems used in most newly designed aircraft (both for new and replacement brakes). However, recently wind energy, sporting goods and other commercial composite reinforcement applications have emerged with far greater near-term potential to become the Company's next leading applications as demand has outstripped available supply in the market.

          The Company believes that, in addition to carbon fibers its intermediate product, stabilized and oxidized acrylic fiber, has a significant market potential in the field of flame and heat resistant applications. These products, sold under the PYRON(R) trade name, represent significant market potential for the Company. The Company believes it is well positioned to supply material to the flame/heat barrier market and that its products offer an excellent cost/performance value to manufacturers as they design new products to comply with voluntary and legislated new open flame fire safety standards.

         The Company is a Missouri corporation founded in 1975. Zoltek entered the carbon fibers business in fiscal 1989 and divested its original industrial equipment business in fiscal 1995. After entering the carbon fibers business, the Company significantly grew the aircraft brake business and developed the commercialization strategy it is now pursuing. In 1992, the Company completed its initial public offering. The Company acquired its Hungarian subsidiary in 1995 to secure access to the technology underlying the production of acrylic "precursor," the principal raw material used in making carbon fibers and oxidized tow. Since that time, the Company has added carbon fiber and technical fiber manufacturing capacity in Hungary and converted a substantial portion of its legacy textile acrylic production to the manufacture of precursor. During fiscal 2004, the Company undertook a plan to exit the historical textile and other non-core businesses in Hungary.

COMPANY OPERATIONS

         The Company manufactures, markets and develops applications for carbon fibers. The Company has three carbon fiber and technical fiber manufacturing plants. The Abilene, Texas facility is the Company's major carbon fiber manufacturing facility with five installed continuous carbonization lines and auxiliary processing capabilities. The plant in Hungary includes two continuous carbonization lines and produces intermediate oxidized fibers, carbon fiber textile products and acrylic precursor. Zoltek's St. Charles, Missouri facility is primarily dedicated to production of technical fibers for aircraft brake and other friction applications.

         Acrylic fiber precursor comprises more than 50% of the total cost of producing carbon fibers. During 1999, the Company converted the textile Mavilon (acrylic) production line at its Hungarian facility to the production of precursor. During 2000, the Company began to manufacture production quantities of precursor and currently all of the Company's carbon fibers are produced from this precursor, except the aircraft brake materials, for which other precursor is required under longstanding aircraft program qualifications. The Company expects that eventually all of its acrylic fiber capacity will be converted to precursor manufacturing and this technology will be transferable to other potential suppliers to assure sufficient cost-competitive supply of raw material to support the Company's long-term carbon fiber growth strategy.

         The Company currently operates two carbon fiber production lines in Hungary and is in various stages of re-starting five installed lines at its Abilene plant. These lines, as well as increased precursor production and two new carbon fiber lines planned to be added in Hungary, are expected to be operational during fiscal 2005. Each carbon fiber production line has a rated annual production capacity of approximately one million pounds. The Company sells carbon fibers under the PANEX(R) trade name and its flame and heat resistant fibers under the PYRON trade name.

         A primary element of Zoltek's strategy is to offer customers value-added processing of the fibers it produces. The Company performs certain downstream processing, such as weaving, needling, blending with other fibers, chopping and milling, and preparation of pre-form, pre-cut stacks of fabric. At its facility in Salt Lake City, the Company also produces resin pre-impregnated carbon fibers (prepregs). In addition, the Company's Salt Lake City-based Entec Composite Machines subsidiary designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials.

         The Company's longer-term focus is creating integrated solutions for large potential end users by working directly with users in the primary market sectors targeted by the Company. The Company also provides composite design and engineering for development of applications for carbon fiber reinforced composites. The Company reported research and development expenses of $3.1 million, $3.5 million and $3.8 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

         In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. These divisions were deemed not to be part of the long-term strategy of the Company and not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. In the fourth quarter of fiscal 2004, the Company recorded an impairment loss on discontinued operations of $0.2 million associated with severance payments. The net loss from operations related to those divisions was $5.2 million. The Company also recorded a loss of $0.5 million related to a legal judgment involving the Company's former Hardcore subsidiary. The Company is vigorously appealing this matter and has filed counterclaims. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations or financial condition. Manufacturing of textile acrylic fibers and nylon products at Zoltek Rt. has been curtailed.

         Zoltek Rt. currently produces plastic netting and CMC (carboxyl methyl cellulose), which businesses the Company is seeking to sell. These business units are not included in discontinued operations and are marginally profitable.

         For historical financial information regarding the Company's various business segments, see Note 10 of the accompanying Notes to Consolidated Financial Statements.

CARBON FIBERS INDUSTRY OVERVIEW

         Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine reinforcement carbon fibers with resins or other matrix materials to form a substance with high strength, light weight, exceptional stiffness and other exceptional properties not found in either component alone. Carbon fibers most often are manufactured from acrylic fiber precursor, which is desirable due to the linear orientation of its molecular structure and high carbon content (approximately 60%). While most other producers of carbon fibers utilize custom-made acrylic raw material, the Company utilizes less costly textile-type acrylic fiber.

         Until recently, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. While the basic technology to manufacture commercial and aerospace carbon fibers is the same and fiber- to-fiber properties are equivalent, demands for specific fabrication methods, level of quality documentation and certification costs make the aerospace fibers significantly more costly to produce than carbon fiber suitable for commercial applications.

         During the past decade, as addition of new capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices into specialty sporting goods and industrial applications. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. In sporting goods (the first significant commercial application), the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable and affordable material for a wide range of products such as golf club shafts and tennis racquets. Until Zoltek introduced its strategy to commercialize carbon fibers, there was no significant differentiation in sources of supply to the two markets.

         Over the past year the Airbus A-380 airplane entered production phase and Boeing announced the introduction of the 7E7 airplane, both of which incorporate substantial amounts of carbon fibers. The demand for carbon fibers for these two programs has eliminated the excess capacity in aerospace fibers and triggered the divergence of the aerospace and commercial markets for carbon fibers. Zoltek believes this development has validated its commercialization strategy and it is well positioned to capitalize on the changes in market conditions with significant available capacity, favorable quality and properties of its PANEX-35 fibers compared to other commercial carbon fibers and aerospace fibers, its established internal source of precursor and low manufacturing costs.

         Extensive commercially viable applications are only possible at carbon fiber prices significantly lower than those historically prevailing for aerospace applications. To support the long-term growth in commercial carbon fiber markets, the Company believes it is most important to maintain attractive and predictable pricing and bring capacity on line fast enough to support application development.

         Commercial applications categories targeted by the Company, due to the favorable weight, strength and stiffness properties of carbon fibers, include wind turbine blades, compressed natural gas (CNG) tanks, civil structures, construction components, automotive body and structural members, mass transit vehicle components, high strength piping, marine uses and alternative energy systems. In all cases carbon fiber reinforced composites are competing with other materials like steel, aluminum and other composite reinforcements.

BUSINESS STRATEGY

         Zoltek's business strategy and its relevance to current market conditions can be summarized as follows:

         o Continue Reducing Production Costs -- Zoltek believes its proprietary process and equipment design technology enables it to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications which are not economically viable for higher cost competitors. Zoltek seeks to reduce its total production costs through various means, including enhancement of its acrylic fiber precursor manufacturing capability and upgrades to its carbon fiber production equipment and process designed to achieve increased efficiencies. Although from time to time in the past, certain aerospace producers have sold carbon fibers for commercial applications at prices below their total production costs, their current production now is allocated to large commercial aviation programs and the Company does not expect they will compete in the commercial markets for the foreseeable future.

         o Sustainable Price Leadership -- Zoltek believes that it is beginning to achieve success in its ultimate objective--selling carbon fibers to high volume users. The Company's pricing strategy is to market carbon fibers for use as a base reinforcement material in composites at sustainable price levels resulting in predictable composite costs per unit of strength or stiffness which compete favorably with alternative base construction materials such as glass fiber composites, steel and aluminum. In the past there have been cycles of carbon fiber shortages accompanied by price increases that stifled the development of new applications. With its targeted cost structure Zoltek believes that it can maintain sustainable but competitive pricing.

         o Leverage Capacity Leadership -- The Company believes that its decision to build and maintain significant available capacity has directly resulted in long-term supply arrangements with high volume customers. Zoltek's installed capacity has enabled it to attain relationships to supply users of carbon fibers who need assurances of stable sources of carbon fiber. From fiscal 1997 through early fiscal 1999 the Company pursued an aggressive capacity expansion program and believes it currently has the largest rated capacity for carbon fibers production in the world. Zoltek has developed, and is continually seeking to improve, a standardized continuous carbonization line design in order to increase efficiency and shorten lead time from the decision to add lines to the time when the lines become operational. Demonstrated ability to increase capacity at a level that matches the growth of the commercial markets is essential to encourage development of large volume applications. The Company believes it is uniquely positioned to expand capacity rapidly enough to keep pace with commercial market demand.

         o Support New Commercial Market and Applications Development -- To accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, the Company has pursued various initiatives, including significant partnerships with potential users of carbon fibers to act as catalysts in the development of new low-cost, high volume products. The Company believes that its supply relationships with customers for wind energy and automotive applications are the direct result of these development efforts.

TARGETED DEVELOPING APPLICATIONS

         After a review of Zoltek's strategy in 2002, the Company decided to concentrate on three of these categories that are the primary application categories believed to offer the highest potential for substantial sales over coming years. These application categories are as follows:

         o Wind energy is one of the fastest growing industries globally. The desire by consumers and government support for renewable energy has been growing in the past decade. Of all the current technologies, wind generated electricity is the most competitive and technically viable renewable energy source. The wind turbine's ability to generate electricity is increased by the square of its blade length. With 55-60 meter (approximately 175-200 feet) long blades, a wind turbine can generate 3 MW of electricity at costs competitive with fossil fuels. All the major wind turbine manufacturers have announced plans to introduce such large turbines. The length of these blades requires the use of carbon fibers. The Company has put forth a significant effort to qualify and certify our PANEX(R)-35 fibers for this application.

              The Company recently announced a long-term exclusive supply agreement with the largest manufacturer of wind turbines. The Company expects that this supply agreement will generate $80 to $100 million of sales over the next three years. Also, the Company's Entec subsidiary is completing fabrication of machinery to make the blades for wind turbines with an automated process, to be used by another leading producer of wind turbines, which the Company believes will lead to meaningful carbon fiber sales to that customer beginning in fiscal 2005.

         O The Company's PYRON products offer one of the best and most economical solutions for flame and heat resistance insulation applications in protective clothing, mattress and furniture applications. The Company is marketing its products in a variety of textile formats in protective clothing applications, from firemen's uniforms to factory protective clothing and auto racing uniforms. These applications continue to grow a significant rate.

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

CUSTOMERS AND BACKLOG

         As part of its efforts to expand its current range of market applications, the Company engages in various strategic relationships to study the viability of the use of carbon fibers in new composite materials and structural enhancement environments. These relationships are designed to build on existing expertise and industry knowledge by exploring new potential uses for carbon fibers and technical fibers. Successful partnerships with commercial customers include the long-term supply relationship with Goodrich and Messier Bugatti. The Company will continue to seek additional strategic application development and composite manufacturing partnerships and joint ventures with other participants in the composite value chain.

         In the fiscal years ended September 30, 2004 and 2003, the Company reported sales of $7.1 million and $8.0 million, respectively, to Goodrich, a major aircraft brake manufacturer, which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

         As of September 30, 2004 and 2003, the Company had a backlog of orders believed to be firm aggregating more than $18.5 million and $16.0 million (including estimated releases under long-term supply arrangements during the succeeding 12 months), respectively. Purchase orders from the Company's customers are subject to amendment or cancellation.

INTERNATIONAL

         The Company conducts its carbon fiber products operations primarily in the United States and Europe. The Company sells its carbon fibers globally.

         There are additional risks attendant to the Company's foreign operations, such as currency fluctuations. For additional information regarding the Company's international operations, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

SOURCES OF SUPPLY

         As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers, excluding most of the aircraft brake products, which are now manufactured from this precursor. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

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

         The Company is plaintiff in a patent infringement lawsuit pending in the United States Court of Federal Claims. The lawsuit, which has been pending since 1996, involves the alleged unauthorized use of the Company's carbon fiber processing technology in the manufacture of extremely stealthy aircraft. A preliminary court ruling has been favorable for the Company, but the Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

COMPETITION

         The Company's carbon fibers and technical fibers business segments compete with various other producers of carbon fibers, many of which have substantially greater research and development, marketing, financial and managerial resources than the Company and represent significant competition for the Company.

         The Company believes that no single manufacturer of carbon and fibers products competes across all of its product lines and applications. The Company also believes its business plan distinguishes it from other carbon fiber manufacturers in supporting the long-term growth of the commercial carbon fiber market.

         The carbon fibers business segment's direct carbon fiber competitors include SGL Carbon in the United States and Europe, inasmuch as it uses similar textile-type precursor as the Company. SGL currently is Zoltek's only primary competitor in the oxidized fiber market.

         To varying degrees, depending on market conditions and supply, the Company also competes with aerospace grade carbon fiber producers, such as Hexcel Corporation in the United States and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in United States and Japan. These carbon fibers producers tend to market higher cost products than the Company's products, with a principal focus on aerospace structural applications. These manufacturers, while unable to sustain low pricing, tend to enter into direct competition with the Company primarily when they engage in significant discounting due to protection of their market share, excess capacity or product surpluses. Management has observed a significant shift in this situation as the aerospace fiber demand has been significantly affected with the introduction of Airbus A-380 and Boeing 7E7 airplanes.

         The Company believes that the principal areas of competition for its carbon fibers and technical fibers business segment are sustainable price, quality, development of new applications and ability to reliably meet the customer's volume requirements and qualifications for particular programs.

ENVIRONMENTAL

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

EMPLOYEES

         As of September 30, 2004, the Company employed approximately 210 persons in its U.S. operations and approximately 680 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Rt. there are two active unions: Union Viscosa with approximately 340 members and Viscosa 1990 with approximately 225 members (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a regular basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that overall its employee relations are good.

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

         You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (1) the Company's ability to re-activate its formerly idle manufacturing facilities on a timely and cost-effective basis, to meet current order levels for carbon fibers; (2) the Company's ability to successfully add new capacity for the production of carbon fiber and precursor raw material; (3) the Company's ability to execute plans to exit its specialty products business and reduce costs; (4) the Company's ability to achieve profitable operations; (5) the Company's ability to raise new capital and increase its borrowing at acceptable costs; (6) the Company's ability to manage changes in customers' forecasted requirements for the Company's products; (7) the Company's ability to continue investing in application and market development; (8) the Company's ability to manufacture low-cost carbon fibers and profitably market them; and (9) the Company's ability to penetrate existing, identified and emerging markets.

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

                                                                                         APPROXIMATE AREA
                  LOCATION                                    USE                        (IN SQUARE FEET)
                  --------                                    ---                        ----------------
         St. Louis, Missouri...................   Administrative, marketing and                40,000
                                                  central engineering offices

         St. Charles, Missouri (1).............   Technical fibers manufacturing              107,000


         Abilene, Texas........................   Carbon fibers manufacturing                 278,000

         Salt Lake City, Utah I................   Composite fabrication equipment              65,000
                                                  design and manufacturing

         Salt Lake City, Utah II (2)...........   Carbon fiber prepreg manufacturing           35,000

         Nyergesujfalu, Hungary................   Carbon fibers, acrylic fiber precursor    1,600,000
                                                  and other products manufacturing

_____________

(1) Properties subject to ground lease.
(2) Properties subject to lease.

Item 3.  Legal Proceedings
------   -----------------

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. During the third quarter of fiscal 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. The Company recorded an additional accrual of $0.5 million, which was recorded in discontinued operations to fully accrue the liability under the judgment. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal. Management believes that the ultimate resolution of this litigation will not have further material adverse effect on the Company's results of operations or financial condition. For additional information, see Notes 3 and 8 to the Company's Consolidated Financial Statements.

         In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company and, therefore, the agreement was terminated by the Company prior to obtaining new financing. The litigation is in early stages and the Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

         The Company is plaintiff in a patent infringement lawsuit pending in the United States Court of Federal Claims. The lawsuit, which has been pending since 1996, involves the alleged unauthorized use of the Company's carbon fiber processing technology in the manufacture of extremely stealthy aircraft. A recent court ruling has been favorable for the Company, but the Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

         Except as described above, the Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business, which the Company does not believe will result in any material adverse effect on future consolidated results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2004.

Item 4A.  Executive Officers of the Registrant
-------   ------------------------------------

         The name, age, position and principal occupation of each of the executive officers of the Company is set forth below:

         Zsolt Rumy, age 62, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

         Kevin Schott, age 38, has served as the Chief Financial Officer of the Company since April 2004. As an independent consultant since 2001, Mr. Schott served a variety of publicly and privately owned companies, including Zoltek, in different facets of financial planning and management. In years prior, Mr. Schott worked for two years with Ernst & Young in St. Louis from 1988 to 1990, and then joined Bridge Information Systems, where he worked for ten years from 1990 to 2000, including five as vice president and corporate controller. Mr. Schott received a B.S. degree in Business Administration from Washington University in 1988.

         The Company currently is in the process of recruiting one or more senior executive officers.


                                   PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters
------  ------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

         The Company's Common Stock (symbol: "ZOLT") is traded in the Nasdaq National Market. The number of beneficial holders of the Company's stock is approximately 11,500, including shareholders whose shares are held in "nominee" or "street" names. The Company has never paid dividends.

         Set forth below are the high and low bid quotations as reported by the Nasdaq National Market for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:

                                                    Fiscal year ended                   Fiscal year ended
                                                    September 30, 2004                  September 30, 2003
                                                    ------------------                  ------------------
                                                  High               Low             High                Low
                                                  ----               ---             ----                ---
         First Quarter........................ $    6.99          $   2.43         $   3.49           $   1.25
         Second Quarter.......................     11.21              5.05             3.07               1.48
         Third Quarter........................     10.67              6.75             4.15               2.41
         Fourth Quarter.......................      9.22              6.59             3.00               2.09

         In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no covenants going forward. The fair value of the debt discount associated with the warrants at the time of issuance was estimated to be $2.5 million and will be amortized as a non-cash interest expense over the term of the convertible debt.

         In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 895,908 shares of common stock at a conversion price of $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, of $4.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital and capital expenditures.

         In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 1,295,954 shares of common stock at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, of $2.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital purposes.

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

Item 6.  Selected Financial Data
------   -----------------------


                                                   ZOLTEK COMPANIES, INC.
                                            SELECTED CONSOLIDATED FINANCIAL DATA
                                            (In thousands, except per share data)

Statement of Operations Data: (2)                                           Year Ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                            2004          2003        2002         2001          2000
                                                          --------     ---------    ---------    ---------    ---------
Net sales.................................................$ 45,273     $  39,405    $  41,787    $  47,797    $  51,892

Cost of sales, excluding available unused capacity costs..  38,878        33,181       33,508       48,745       42,616

Available unused capacity costs...........................   4,466         5,716        6,039        6,803        4,658

Selling, general and administrative expenses (1)..........   8,414         9,951       10,319       12,839       10,759

Operating loss from continuing operations.................  (5,485)       (9,443)      (8,079)     (20,590)      (6,141)

Other income (expense) and income tax expense benefit.....  (4,610)       (2,270)       1,730         (649)       1,544

Net loss from continuing operations....................... (10,909)      (11,929)      (6,517)     (21,239)      (4,597)

Loss on discontinued operations, net of income taxes......  (5,828)       (3,673)      (1,314)     (10,332)      (4,088)

Net loss..................................................$(16,737)    $ (15,602)   $  (7,831)   $ (31,571)   $  (8,685)

Net loss per share:

  Basic and diluted loss per share:
     Continuing operations................................$  (0.67)    $   (0.73)   $   (0.40)   $   (1.29)   $   (0.25)
     Discontinued operations..............................   (0.35)        (0.23)       (0.08)       (0.62)       (0.22)
                                                          --------     ---------    ---------    ---------    ---------

     Net loss.............................................$  (1.02)    $   (0.96)   $   (0.48)   $   (1.91)   $   (0.47)
                                                          ========     =========    =========    =========    =========

Weighted average common shares outstanding................  16,372        16,307       16,289       16,515       18,360



Balance Sheet Data:                                                                  September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                            2004          2003         2002         2001         2000
                                                          --------     ---------    ---------    ---------    ---------
Working capital...........................................$ 17,002     $  18,790    $   9,872    $  22,891    $  27,041

Total assets.............................................. 122,799       119,455      121,422      121,492      207,701

Short-term debt...........................................   2,194           933       14,014        2,073       47,126

Long-term debt, less current maturities...................  42,094        33,541       13,699       22,036        8,697

Shareholders' equity......................................  56,579        64,516       75,904       79,596      122,811

------------------
(1) Includes application and development costs of $3,070, $3,453, $3,750, $3,533 and $2,479 for fiscal years 2004, 2003, 2002, 2001 and 2000, respectively.

(2) Prior year amounts have been reclassified for discontinued operations as discussed in Note 3.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
Results of Operations
---------------------

GENERAL
-------

         The Company's mission is to commercialize the use of carbon fibers as a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. The Company has developed and is implementing a strategy to manufacture and sell carbon fibers into commercial applications at costs competitive with other materials. In addition, through its technical fibers segment the Company is the leading supplier of carbon fibers to the aircraft brake industry, and manufactures and markets oxidized acrylic fibers, an intermediate product of the carbon fiber manufacturing process, for fire and heat resistance applications.

         The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-volume applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas facility. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications were slower to develop than anticipated. From 1998 to mid-2003 total carbon fiber usage did not grow significantly and aerospace applications actually declined. This situation resulted in substantial overcapacity and destructive pricing in the industry. Much of the new carbon fiber business was captured by the aerospace fibers as certain manufacturers sold their aerospace-grade fibers on the commercial markets at prices that did not cover their costs, undermining the Company's commercialization strategy.

         The carbon fiber market conditions began to change during the second quarter of fiscal 2004. Two major aerospace programs, the Airbus A-380 and the Boeing 7E7, have absorbed virtually all of the aerospace fiber capacity, and resulted in the divergence of the aerospace and commercial markets for carbon fibers. Since the beginning of fiscal 2004, the Company has entered into several significant supply relationships with carbon fibers customers. Increases in sales of carbon fiber products in the second, third and fourth quarters of fiscal 2004 confirmed this shift. The divergence of the two markets was accelerated by the strength in the development of the carbon fiber wind turbine blade market. Currently Zoltek believes it is in a unique position of having installed capacity and fiber quality that can attract current available and future new business.

         The recent increase in the demand for carbon fibers relates to several different applications including aerospace. During fiscal 2004, the Company experienced growth in customer demand in the carbon and technical fiber business units, as sales (excluding inter-segment sales) increased $5.2 million and $0.7 million, respectively, over fiscal 2003. The improved sales in the carbon fibers and technical fibers business units resulted in a reduction in the overall operating loss from continuing operations reported by the Company from a loss of $9.4 million in 2003 to a loss of $5.5 million in 2004.

         The Company has specifically targeted three significant and emerging applications: wind energy, flame retardant bedding and home furnishings, and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

         With the new orders in place and indications for additional significant orders, the Company has restarted its major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. The Company has begun operation of manufacturing lines with aggregate rated capacity of 3 million pounds per year and expects to begin operation of additional manufacturing lines with aggregate rated capacity of 2 million pounds per year by the end of fiscal 2005. The Hungarian carbon fiber manufacturing facility currently is operating at full capacity. Maintaining the excess capacity has been costly, but the Company believed it has been necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the reactivation of the Abilene plant, unused capacity costs are expected to diminish and, ultimately, be fully absorbed in ongoing production as all the carbon fiber lines start operating in fiscal 2005.

         In order to meet demand for carbon fibers for wind energy and other commercial carbon fiber applications, Zoltek has undertaken a three-phase capacity expansion program. First, Zoltek has initiated the start-up of the five installed lines at its Abilene, Texas facility and activated sufficient precursor capacity to support all of the Company's carbon fiber capacity, which are scheduled to be fully operational in the first half of fiscal 2005. Second, Zoltek plans to add two new carbon fiber lines and add sufficient precursor capacity at the Company's Hungarian facility by the end of fiscal 2005. The third phase of the expansion program calls for a doubling of the carbon fiber and precursor capacity levels after the second phase, to be operational in 2006.

         Outside of the carbon fiber business, the Company sells acrylic and nylon fibers into textile markets and manufactures other specialty products in its Hungary facility. During the fourth quarter of fiscal 2004, the Company discontinued the nylon fiber operation and the acrylic textile business. These divisions were deemed not to be part of the long-term strategy of the Company and not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The Company will utilize a portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The Company recorded a one-time charge to earnings of $0.2 million related to severance. The results from operations of these two divisions has been reclassified to discontinued operations for fiscal 2004, 2003 and 2002.

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2003

         The Company's sales increased by 15%, or $5.9 million, to $45.3 million in fiscal 2004 from $39.4 million in fiscal 2003, due to increases in carbon fiber sales (excluding intersegment) and technical fiber sales (excluding intersegment). Carbon fiber sales (excluding intersegment) increased 40%, or $5.2 million, to $18.4 million in fiscal 2004 from $13.2 million in fiscal 2003. The increase in carbon fiber sales in fiscal 2004 was achieved despite a decrease of $5.9 million from 2003 related to the Company's decision to relocate its prepreg operations from California to Utah to reduce costs by combining its operations with another of the Company's facilities. Other carbon fibers sales increased by $11.1 million in fiscal 2004 from fiscal 2003 as production and sales of sporting goods and wind energy orders continued during the third and fourth quarters of fiscal 2004 and the Company experienced a strong increase in the overall demand for carbon fiber over prior years. Technical fiber sales (excluding intersegment) increased 5%, or $0.7 million, to $14.8 million in fiscal 2004 from $14.1 million in fiscal 2003. Technical fiber sales increased as demand improved not only in the aircraft brake customers but also for the flame-retardant market. Sales of the specialty products business segment decreased 1%, or $0.1 million, to $12.0 million in fiscal 2004 from $12.1 million in fiscal 2003. During the fourth quarter of fiscal 2004, the Company discontinued the nylon fiber operation and the acrylic textile business. The Company will utilize a limited portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The results from operations of these two divisions have been reclassified to discontinued operations for fiscal 2004, 2003 and 2002. The remaining specialty products division sales have remained flat from fiscal 2004 to 2003, however, the divisions remained profitable at these levels.

         The Company's cost of sales (excluding available unused capacity costs) increased by 14.1%, or $4.7 million, to $37.9 million in fiscal 2004 from $33.2 million in fiscal 2003. Carbon and technical fiber cost of sales (excluding intersegment) increased by 17% or $4.1 million to $28.1 million in fiscal 2004 from $24.0 million in fiscal 2003 as sales of carbon and technical fiber (excluding intersegment) increased 21% for the year. The increase of 16% compared to an increase of 21% in sales results from the Company's ability to absorb its fixed cost as manufacturing activities increased. The cost of sales of the Company's specialty products business segment increased 7% compared to the 1% decrease in sales, reflecting sales mix factors.

         The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facility, including depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $4.5 million during fiscal 2004 and $5.7 million in fiscal 2003. The decrease in 2004 was due to the start-up of the carbon fiber lines in Abilene during the fourth quarter of 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2005, unused capacity costs are expected to continue to decrease significantly during that period and to be fully absorbed in ongoing operations by the end of fiscal 2005 as all installed production lines began operating. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

         Application and market development costs were $3.1 million in fiscal 2004 and $3.5 million in fiscal 2003 as the Company continued cost containment measures implemented in 2003 related to personnel involved in research and development. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

         Selling, general and administrative expenses were $5.3 million in fiscal 2004 compared to $6.5 million in fiscal 2003. Although sales for the year increased 15% and carbon fiber sales increased 40% the Company has continued cost containment measures related to personnel in non-operations departments implemented during fiscal 2003.

         Operating loss from continuing operations was $5.5 million in fiscal 2004 compared to a loss of $9.4 million in fiscal 2003, an improvement of $4.1 million. Carbon fiber operating loss improved from a loss of $8.6 million in fiscal 2003 to a loss of $6.8 million in fiscal 2004. The operating income in technical fibers increased from income of $0.1 million in fiscal 2003 to $1.2 million in fiscal 2004. Corporate headquarters operating loss decreased with a loss of $1.4 million in fiscal 2004 compared to a loss of $2.5 million in fiscal 2003. Specialty product operating loss decreased from a loss of $1.6 million in fiscal 2003 to a loss of $1.5 million in fiscal 2004. The decrease in the Company's total operating loss was a result of the significant improvement in the carbon fibers and technical fibers business units as sales and production have increased to absorb fixed manufacturing cost and the continued reduction of operating expenses due to the cost containment measures implemented during 2003.

         Interest expense was approximately $3.4 million in fiscal 2004 compared to $1.9 million in fiscal 2003. The increase in interest resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital Resources"). The company experienced little fluctuation attributed to changes in interest rates as a substantial portion of the debt portfolio consists of fixed rate.

         Amortization of debt discount from warrants, deferred financing and beneficial conversion feature costs, which are non-cash expenses, was $1.8 million in fiscal 2004 compared to $0.1 million in fiscal 2003. The increase in amortization resulted from the Company's refinancing transactions (see "--Liquidity and Capital Resources").

         Other income/expense, net, was immaterial in fiscal 2004 and fiscal
2003.

         Income tax expense was $0.4 million for fiscal 2004 compared to an income tax expense of $0.5 million for fiscal 2003. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal 2004 and 2003 due to uncertainties in the Company's ability to utilize tax losses in the future.

         The foregoing resulted in a net loss from continuing operations of $10.9 million for fiscal 2004 compared to a net loss of $11.9 million for fiscal 2003. Similarly, the Company reported a net loss per share from continuing operations of $0.67 and $0.73 on a basic and diluted basis for fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were 16.4 million for fiscal 2004 and 16.3 million for fiscal 2003.

         In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. These divisions are not part of the long-term strategy of the Company and will not be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. In the fourth quarter of fiscal 2004, the Company recorded an impairment loss on discontinued operations of $0.2 million compared to zero in 2003. The operating loss related to those divisions were $5.2 million for the fiscal year compared to $3.7 million in fiscal 2003. The increase in the operating loss was due to sales decreasing by $7.8 million, or 32%, from $24.1 million in fiscal 2003 to $16.3 million in fiscal 2004 while cost of sales only decreased $6.6 million, or 27%, from $24.4 million in fiscal 2003 to $17.8 million in fiscal 2004, as the Company did not decrease its fixed cost component of cost of sales at a rate equal to its drop in sales. The Company also recorded a loss of $0.5 million related to a legal judgment involving the Company's former Hardcore subsidiary. The Company is vigorously defending this matter and has filed counterclaims and an appeal. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations or financial condition.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002

         The Company's sales decreased 6%, or $2.4 million, to $39.4 million in fiscal 2003 from $41.8 million in fiscal 2002. Technical fiber sales decreased 29%, or $5.7 million, to $14.1 million in fiscal 2003 from $19.8 million in fiscal 2002. Carbon fiber sales (excluding intersegment) increased 23%, or $2.5 million, to $13.2 million during fiscal 2003 from $10.7 million in fiscal 2002. Carbon fiber sales increased both in Hungary and the U.S. as the demand for carbon fiber increased in the second half of the year as excess capacity in the industry started to decrease. During fiscal 2003, technical fibers decreased due to excess technical fiber capacity that weakened economic conditions globally specifically in the aerospace business. Sales of other products produced at Zoltek Rt. increased $0.8 million, or 7%, to $12.1 million in fiscal 2003 from $11.3 million in fiscal 2002 as sales of the Mavibond division increased due to higher demand from Eastern European customers.

         The Company's cost of sales (excluding available unused capacity costs) decreased by 1%, or $0.3 million, to $33.2 million in fiscal 2003 from $33.5 million in fiscal 2002. The decrease in cost of sales (excluding available unused capacity costs) was consistent with the decrease in sales, however, not to the degree of the sales decline due to the technical fiber having been impacted from industry-wide excess capacity that resulted in distressed pricing across most existing markets and lower sales volume that have not supported the level of the Company's fixed manufacturing cost. The Company also recorded a reserve of $1.0 million for certain carbon fiber inventories of which it was deemed to have excess amounts in fiscal 2003.

         In fiscal 2003, the Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $5.7 million during fiscal 2003 and $6.0 million in fiscal 2002. The decrease relates to the continued cost containment measures related to personnel implemented during fiscal 2003.

         Application and market development costs were $3.5 million in fiscal 2003 compared to $3.7 million in fiscal 2002, representing a $0.2 million decrease. This decrease was due to cost containment measures. The costs incurred in fiscal 2003 related to the carbon fiber operations for product and market development efforts for product trials, and for additional sales and product development personnel and travel. Targeted emerging applications included automobile manufacturing, alternate energy technologies, deep sea oil drilling, filament winding and buoyancy.

         Selling, general, and administrative expenses decreased $0.1 million, or 2%, from $6.6 million in fiscal 2002 to $6.5 million in fiscal 2003. The decrease in expense was from both business segments and the corporate headquarters, due to cost cutting measures, including lower payroll.

         Interest expense was approximately $1.9 million in fiscal 2003 compared to $1.6 million in fiscal 2002. The increase resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital Resources"). The company experienced little fluctuation attributed to changes in interest rates as a substantial portion of the debt portfolio consists of fixed rate.

         Other income/expense, net, increased $0.4 million to $0.1 million expense for fiscal 2003 from $0.3 million income for fiscal 2002 due to an increase in the foreign currency transactional losses on the Company's debt at its Hungarian subsidiary which is denominated in U.S dollars or Euros.

         Income tax expense increased $3.4 million to $0.5 million for fiscal 2003 from an income tax benefit of $2.9 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss for fiscal 2003 and 2002 due to uncertainties in the Company's ability to utilize tax losses in the future. During fiscal 2002, the tax laws changed allowing the Company additional carryback of net operating loss to prior years resulting in a tax benefit in the statement of operations.

         The loss from discontinued operations related to the acrylic fiber operations increased from a loss of $2.2 million in fiscal 2002 to a loss of $3.7 million in fiscal 2003. The increase in the loss in fiscal 2003 was due to the decrease in sales related to continuing pricing pressures from competitors without a corresponding reduction in manufacturing cost. The loss in 2002 was offset by a gain of $0.9 million related to the sale of the Company's former Hardcore subsidiary.

         The foregoing resulted in a net loss from continuing operations of $11.9 million for fiscal 2003 compared to a net loss of $6.5 million for fiscal 2002. Similarly, the Company reported net loss from continuing operations per share of $(0.73) and $(0.40) on a basic and diluted basis for fiscal 2003 and fiscal 2002, respectively. The weighted average common shares outstanding were 16.3 million for fiscal 2003 and fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Management will seek to fund its near-term operations from continued sale of excess inventories and continued aggressive management of the Company's working capital, as well as sources that may include additional borrowings and/or private equity. However, management can make no assurance that these objectives will be sufficient to fund near-term liquidity needs and has obtained additional financing to meet operating requirements, as discussed under "--2005 Refinancing" below. As the demand for carbon fiber continues to increase, the Company will need additional financing to expand the capacity and execute its capacity expansion program.

         Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past three fiscal years. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, supplemented with long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

2005 Refinancing
----------------

         In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants at the time of issuance was estimated to be $2.5 million and will be amortized as a non-cash interest expense over the term of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no covenants going forward.

         In December 2004, the Company's U.S. bank extended the expiration and waived the financial covenants of the Company's revolving credit loan, term loan and mortgage on an existing property from January 1, 2005 to January 1, 2006. The Company's U.S. bank also increased the amount available under the revolving credit loan by $0.5 million to $5.5 million and increased the term loan by $0.1 million to $0.8 million. The principal on the term loan will be repaid on a quarterly basis of $0.1 million with the remainder of the principal due on expiration. The mortgage will be repaid on a monthly basis of $15,344 of principal and interest with the remainder of the principal due on expiration.

2004 Refinancing
----------------

         In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 1,295,954 shares of common stock at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, was estimated to be $2.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures were used for working capital purposes.

         As part of the Company's January 2004 refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's January 2004 refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, In December 2003 loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bore interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit was released. After converting $250,000 into convertible debt as part of the January 2004 financing, the remaining $1.15 million loan was repaid during the third quarter of fiscal 2004.

         Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% (13.5% per annum as of September 30, 2004) with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of 2004 and the $0.5 million was released from escrow.

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

Credit Facilities
-----------------

         The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from its U.S. bank, which have been waived through February 13, 2006, the latest maturity date of these borrowings.

         US Operations - The Company's current credit facility with its U.S. bank is described above under "--2005 Refinancing" and "--2003 Refinancing." Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $5.7 million at September 30, 2004.

         Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $11.4 million at September 30, 2004. Due to the fiscal 2005 refinancing (see -"Refinancing" in Note 2), the credit facility has been reduced to a $3.0 million term loan with interest only payments over the next three years and a balloon payment at the end of the term.

         In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million of which $2.2 million was outstanding as of September 30, 2004. This facility was paid off as part of the 2005 refinancing.

         Total borrowings of the Hungarian subsidiary were $13.6 million at September 30, 2004, of which $13.6 million has been classified as long-term debt due to the 2005 refinancing in which $12.0 million was repaid. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Abilene, Texas Facility
-----------------------

         In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company resumed manufacturing at this facility during fiscal 2004. Given that these assets were previously idled and did not generate significant cash flow in 2004, the Company performed an impairment test. The Company determined that no impairment of its carrying value exists at September 30, 2004 based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life.

Cash Used By Continuing Operating Activities
--------------------------------------------

         Net cash used by continuing operating activities was $6.9 million for fiscal 2004. The cash flows used by continuing operating activities during fiscal 2004 were primarily due to the net loss of $10.9 million plus an increase in net operating assets of $3.4 million, offset by non-cash items, including depreciation and amortization of $7.4 million. The increase in net operating assets consisted of an increase in receivables and other assets of $4.1 million as carbon fiber sales increased during the year and the Company's Entec subsidiary finished a $2.0 million project related to building a machine for a wind turbine provider to make carbon fiber composite blades for wind turbines with an automated process close to its fiscal year-end; the related account receivable had not been collected by September 30, 2004. In addition, accrued expenses and other liabilities and trade payables increased $0.8 million with an increase in inventories of $0.2 million.

         The Company is exploring other alternative markets to sell certain carbon fiber inventories to improve its cash flow. The Company has decreased the carbon fiber and specialty unit actual inventory by $0.9 million which was offset by an increased inventory in the Entec operation.

         Net cash used by continuing operating activities was $2.0 million for fiscal 2003. The cash flows used by continuing operating activities during fiscal 2003 were primarily due to the net loss of $11.9 million offset by non-cash items including depreciation and amortization of $5.9 million and unrealized foreign exchange gain of $0.8 million plus a decrease in net operating assets of $3.2 million. The decrease in net operating assets consisted of a decrease of $0.8 million in inventories due primarily to a concerted effort to reduce inventories, a decrease of $1.1 million in accounts receivables, a decrease of $0.3 million in prepaid and other assets and a $2.9 million increase in accrued expenses and other liabilities, offset by a $1.2 million decrease in trade payables and a $0.7 million decrease in long-term liabilities.

Cash Used by Discontinued Operating Activities
----------------------------------------------

         Net cash used by discontinued operating activities was $0.2 million for fiscal 2004. The cash flow used by discontinued operating activities during 2004 was primarily related to the net loss of $5.8 million plus decreases in net operating assets of $5.6 million. The decrease in net operating assets consisted of a decrease in receivables and inventory of $3.5 million and $3.2 million, respectively, offset by decreases in payables of $1.1 million. The decrease in receivables and inventory related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly from the prior year.

         Net cash used by discontinued operating activities was $2.5 million for fiscal 2003. The cash flow used by discontinued operating activities during 2003 was primarily related to the net loss of $3.7 million plus decreases in net operating assets of $1.2 million. The decrease in net operating assets consisted of a decrease in receivables and inventory of $1.3 million and $1.0 million, respectively, offset by decreases in payables of $1.1 million. The decrease in receivables and inventory related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly from the prior year.

Inventories
-----------

Inventories consist of the following (amounts in thousands):

                                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                                    2004           2003
                                                                                -------------  -------------
         Raw materials...........................................................$   5,462       $   4,859
         Work-in-process.........................................................    1,177           1,132
         Finished goods..........................................................   18,317          19,057
         Supplies, spares and other..............................................      946           1,930
                                                                                 ---------       ---------
                                                                                 $  25,902       $  26,978
                                                                                 =========       =========

Cash Used For Investing Activities
----------------------------------

         Net cash used for continuing investing activities for fiscal 2004 was $6.0 million which consisted of capital expenditures. The primary capital expenditures consisted of the $1.7 million purchase of the Company's Abilene nitrogen plant which was previously leased in an arrangement accounted for as an operating lease and the expenditures related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

         Net cash used for investing activities for fiscal 2003 was $0.7 million which included capital expenditures of $1.5 million primarily at the Hungarian subsidiary related to expansion of its precursor facility, offset by the sale of an investment held by the Hungarian subsidiary for $0.7 million.

         Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. The Company expects capital expenditures to increase in connection with the restart of the Abilene carbon fiber lines, the expansion of its precursor facility in Hungary and the installation of additional carbon fiber lines to meet the increase demand for carbon fiber. The Company will have to seek additional financing to fund its continuing capacity expansion program.

Cash Provided By Financing Activities
-------------------------------------

         Net cash provided by financing activities was $12.6 million for fiscal 2004 and $5.4 million for fiscal 2003. The various financing transactions for 2004 and 2003 are described above.

Future Contractual Obligations
------------------------------

         A summary of significant contractual obligations is shown below. See Notes 5 and 8 to the consolidated financial statements for discussion of the Company's debt agreements and lease obligations, respectively.

                                                                             LESS THAN                    4-5        MORE THAN
                                                                  TOTAL       1 YEAR      1-3 YEARS      YEARS        5 YEARS
                                                                ---------    ---------    ---------     --------     ---------
Notes payable...................................................$   2,441    $   2,441
Convertible debentures..........................................   20,850            -    $  20,850
Long-term debt, including current maturities....................   28,468          570       14,405     $ 13,493     $       -
                                                                ---------    ---------    ---------     --------     ---------
     Total debt.................................................   51,759        3,011       35,255       13,493             -
Operating leases................................................      348           58          174          116             -
                                                                ---------    ---------    ---------     --------     ---------
     Total debt and operating leases............................   52,107        3,069       35,429       13,609             -
Purchase obligations............................................    1,403        1,403            -            -             -
                                                                ---------    ---------    ---------     --------     ---------
     Total contractual obligations..............................$  53,510    $   4,472    $  35,429     $ 13,609     $       -
                                                                =========    =========    =========     ========     =========

         The future contractual obligation and debt would be reduced by $30.1 million in exchange for $6.2 million shares of common stock if all the convertible debt including the 2005 financing that refinanced $10 million of the existing Hungarian debt was converted.

                                                  CONVERSION               LESS THAN                    4-5        MORE THAN
                                                 PRICE TOTAL     TOTAL      1 YEAR      1-3 YEARS      YEARS        5 YEARS
                                                 -----------    -------    ---------    ---------      ------      ---------
Total Contractual Olibation.....................                 53,510      4,472        35,424       13,609            -

Feb. 2003 Issuance..............................     3.25        (8,100)                  (8,100)
Jan. 2004 Issuance..............................     5.40        (7,000)                  (7,000)
March 2004 Issuance.............................     6.25        (5,750)                  (5,750)
October 2004 Issuance...........................    12.00       (10,000)                              (10,000)
                                                                -------      -----        ------      -------        -----

Total Pro Forma Contractual Obligation..........                 22,660      4,472        14,579        3,609            -
                                                                =======      =====        ======      =======        =====

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. During the third quarter of fiscal 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. The Company recorded an additional accrual of $0.5 million, which was recorded in discontinued operations to fully accrue the liability under the judgment. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal. Management believes that the ultimate resolution of this litigation will not have further material adverse effect on the Company's results of operations or financial condition. For additional information, see Notes 3 and 8 to the Company's Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
----------------------------

         Outlined below are accounting policies that Zoltek believes are key to a full understanding of the Company's operations and financial results. All of the Company's accounting policies are in compliance with U.S. generally accepted accounting principles (GAAP).

REVENUE RECOGNITION

         The Company recognizes sales on the date title to the sold product transfers to the customer, which is the shipping date. Revenues generated by its Entec Composite Machines subsidiary are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date. The Company reviews its accounts receivable on a monthly basis to identify any specific customers for collectability issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded in the statement of operations.

         During fiscal 2004, 2003 and 2002, approximately $7.2 million, $8.0 million and $9.8 million, respectively, of sales was earned from one customer in the technical fiber segment.

SHIPPING AND HANDLING

         All amounts billed to a customer in a transaction related to shipping and handling are recorded as revenue and the subsequent cost to the Company is recognized as expense in cost of sales, excluding unused capacity.

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

         In recent years, carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. These factors combined with the high level of inventories maintained by the Company, have resulted in the Company reducing the cost of certain carbon fiber inventories to their lower estimated market values. If demand for products held in inventory does not improve in a reasonable period of time, or further deteriorate, it is possible that the market value of these carbon fiber inventories may further decrease resulting in additional charges to cost of sales (excluding available unused capacity costs).

APPLICATION AND DEVELOPMENT EXPENSES

         The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $3.1 million in fiscal 2004, $3.5 million in fiscal 2003 and $3.8 million in fiscal 2002. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.


UNUSED CAPACITY COSTS

         During 2004, the Company was not operating its Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $4.5 million, $5.7 million and $6.0 million for fiscal 2004, 2003 and 2002, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, the Company has resumed certain levels of manufacturing at this facility during fiscal 2004. With the reactivation of the Abilene plant, unused capacity costs are expected to diminish and, ultimately, be fully absorbed in ongoing production once all the carbon fiber lines start operating in fiscal 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 1 in the Company's Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. At September 30, 2004, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt would result in a $0.5 million increase in interest expense based on the debt levels at September 30, 2004.

         The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $35.3 million and $30.0 million at September 30, 2004 and 2003, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at September 30, 2004 and 2003 amounted to $3.5 million and $2.7 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt.

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

         The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management and the Independent Registered Public Accounting Firm to discuss audit and financial reporting matters. To ensure independence, PricewaterhouseCoopers LLP has direct access to the Audit Committee.

         The Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with the Standards of the Public Company Accounting Oversight Board (United States). These standards include consideration of internal control over financial reporting controls for the purpose of determining the nature, timing, and extent of auditing procedures necessary for expressing our opinion on the financial statements.

/s/ Zsolt Rumy
------------------------------------
Zsolt Rumy
December 29, 2004


                           ZOLTEK COMPANIES, INC.


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ZOLTEK COMPANIES, INC.
----------------------------------------------------------------------------

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
-------------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 29, 2004


                                                   ZOLTEK COMPANIES, INC.
                                                 CONSOLIDATED BALANCE SHEET
                                  (Amounts in thousands, except share and per share data)

ASSETS                                                                                                   September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    2004             2003
                                                                                                  ---------        --------
Current assets:
     Cash and cash equivalents.................................................................   $     267        $    838
     Accounts receivable, less allowance for doubtful accounts of $781 and $931, respectively..      11,811          10,380
     Inventories...............................................................................      25,902          26,978
     Other current assets......................................................................       1,167           1,483
                                                                                                  ---------        --------
          Total current assets.................................................................      39,147          39,679
Property and equipment, net....................................................................      80,538          77,373
Other assets...................................................................................       3,114           2,403
                                                                                                  ---------        --------
          Total assets.........................................................................   $ 122,799        $119,455
                                                                                                  =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................   $     570        $    933
     Trade accounts payable....................................................................      13,257          11,892
     Notes payable.............................................................................       2,441           2,916
     Accrued expenses and other liabilities....................................................       5,877           5,148
                                                                                                  ---------        --------
          Total current liabilities............................................................      22,145          20,889
Other long-term liabilities....................................................................         357             509
Long-term debt, less current maturities........................................................      43,718          33,541
                                                                                                  ---------        --------
          Total liabilities....................................................................      66,220          54,939
                                                                                                  ---------        --------
Commitments and contingencies (see Note 8)
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding........................................................           -               -
     Common stock, $.01 par value, 50,000,000 shares authorized,
        16,307,338 and 16,297,338 shares issued and outstanding, respectively..................         163             163
     Additional paid-in capital................................................................     115,803         109,290
     Accumulated deficit ......................................................................     (49,242)        (32,505)
     Accumulated other comprehensive loss......................................................     (10,145)        (12,432)
                                                                                                  ---------        --------
          Total shareholders' equity...........................................................      56,579          64,516
                                                                                                  ---------        --------
          Total liabilities and shareholders' equity...........................................   $ 122,799        $119,455
                                                                                                  =========        ========






                   The accompanying notes are an integral part of the consolidated financial statements.


                                                   ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Amounts in thousands, except per share data)

                                                                                        Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2004            2003              2002
                                                                                ----------       ---------         --------

Net sales...................................................................    $   45,273       $  39,405         $ 41,787
Cost of sales, excluding available unused capacity costs....................        37,878          33,181           33,508
Available unused capacity costs.............................................         4,466           5,716            6,039
Application and development costs...........................................         3,070           3,453            3,750
Selling, general and administrative expenses................................         5,344           6,498            6,569
                                                                                ----------       ---------         --------
     Operating loss from continuing operations..............................        (5,485)         (9,443)          (8,079)
Other income (expense):
     Interest expense, excluding amortization of financing fees, debt
        discount and beneficial conversion feature..........................        (3,429)         (1,875)          (1,632)
     Amortization of financing fees, debt discount and beneficial
        conversion feature                                                          (1,771)            (84)               -
     Interest income.........................................................           21              57               25
     Other, net..............................................................          189             (49)             309
                                                                                ----------       ---------         --------
          Loss from continuing operations before income taxes................      (10,475)        (11,394)          (9,377)
Income tax expense (benefit).................................................          434             535           (2,860)
                                                                                ----------       ---------         --------
     Net loss from continuing operations.....................................      (10,909)        (11,929)          (6,517)
                                                                                ----------       ---------         --------
Discontinued operations:
     Operating loss, net of taxes............................................       (5,169)         (3,673)          (3,208)
     Gain (loss) on disposal of discontinued operations......................         (659)              -            1,894
                                                                                ----------       ---------         --------
          Net loss on discontinued operations, net of taxes .................       (5,828)         (3,673)          (1,314)
                                                                                ----------       ---------         --------
Net loss.....................................................................   $  (16,737)      $ (15,602)        $ (7,831)
                                                                                ==========       =========         ========
Net loss per share:
     Basic and diluted loss per share:
          Continuing operations.............................................    $    (0.67)      $   (0.73)        $  (0.40)
          Discontinued operations............................................        (0.35)          (0.23)           (0.08)
                                                                                ----------       ---------         --------
               Total.........................................................   $    (1.02)      $   (0.96)        $  (0.48)
                                                                                ==========       =========         ========

Weighted average common shares outstanding...................................       16,372          16,307           16,289





                   The accompanying notes are an integral part of the consolidated financial statements.


                                                       ZOLTEK COMPANIES, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                       (Amounts in thousands)

                                     Total Share-              Add'l     Accumulated Other
                                       holders'    Common     Paid-In     Comprehensive    Treasury   Accumulated  Comprehensive
                                       Equity      Stock      Capital     Income (Loss)      Stock     (Deficit)   Income (Loss)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001........  $   79,595    $ 188     $ 128,024      $ (20,364)     $(19,181)   $ (9,072)
Net loss...........................      (7,831)       -             -              -             -      (7,831)     $  (7,831)
Foreign currency translation
  adjustment.......................       4,111        -             -          4,111             -           -          4,111
                                                                                                                     ---------
         Comprehensive loss........                                                                                  $  (3,720)
                                                                                                                     =========
Treasury shares retired............           -      (25)      (19,156)             -        19,181           -
Exercise of stock options..........          29        -            29              -             -           -
                                     ----------    -----     ---------      ---------       -------    --------
Balance, September 30, 2002........      75,904      163       108,897        (16,253)            -     (16,903)
Net loss...........................     (15,602)                                                        (15,602)     $ (15,602)
Foreign currency translation
  adjustment.......................       3,821                                 3,821                                    3,821
                                                                                                                     ---------
         Comprehensive loss........                                                                                  $ (11,481)
                                                                                                                     =========
Warrants issued with sub-debt......         372                    372
Exercise of stock options..........          21                     21
                                     ----------    -----     ---------      ---------       -------    --------
Balance, September 30, 2003........      64,516      163       109,290        (12,432)            -     (32,505)
Net loss...........................     (16,737)                                                        (16,737)     $ (16,737)
Foreign currency translation
  adjustment.......................       2,287                                 2,287                                    2,287
                                                                                                                     ---------
         Comprehensive loss........                                                                                  $ (14,450)
                                                                                                                     =========
Warrants issued with sub-debt......       6,258                  6,258
Exercise of stock options
  and warrants.....................         255        -           255
                                     ----------    -----     ---------      ---------       -------    --------
Balance, September 30, 2004........  $   56,579    $ 163     $ 115,803      $ (10,145)      $     -    $(49,242)
                                     ==========    =====     =========      =========       =======    ========








                       The accompanying notes are an integral part of the consolidated financial statements.

                                                   ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Amounts in thousands)

                                                                                           Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2004             2003             2002
                                                                                ----------       ---------        ---------
Cash flows from operating activities:
     Net loss..............................................................     $  (16,737)      $ (15,602)       $  (7,831)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
          Loss from discontinued operations................................          5,828           3,673            1,314
          Depreciation and amortization....................................          5,614           5,889            6,046
          Amortization of financing and warrants...........................          1,772              84                -
          Foreign currency transaction (gains) losses......................            128             787             (240)
          Other, net.......................................................            (38)            (36)             (17)
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable...................         (4,295)          1,109            1,511
              (Increase) decrease in inventories...........................           (176)            783           (1,577)
              (Increase) decrease in prepaid expenses and other assets.....            152             339           (1,950)
              Increase (decrease) in trade accounts payable................          2,487          (1,228)             413
              Increase (decrease) in accrued expenses and other liabilities         (1,590)          2,920             (742)
              Increase (decrease) in other long-term liabilities...........             (4)           (675)             190
                                                                                ----------       ---------        ---------
                  Total adjustments........................................         10,692          13,861            5,116
                                                                                ----------       ---------        ---------
     Net cash used by continuing operations................................         (6,859)         (1,957)          (2,883)
     Net cash provided (used) by discontinued operations...................           (234)         (2,488)           1,824
                                                                                ----------       ---------        ---------
Net cash used by operating activities......................................         (7,093)         (4,445)          (1,062)
                                                                                ----------       ---------        ---------
Cash flows from investing activities:
     Proceeds from sale of long-term investment............................              -             641                -
     Payments for purchase of property and equipment.......................         (6,128)         (1,483)          (1,865)
     Proceeds from sale of property and equipment..........................            137             121               74
                                                                                ----------       ---------        ---------
   Net cash used by continuing operations..................................         (5,991)           (721)          (1,791)
   Net cash used by discontinued operations................................             (6)            (94)            (116)
                                                                                ----------       ---------        ---------
Net cash used by investing activities......................................         (5,997)           (815)          (1,907)
                                                                                ----------       ---------        ---------
Cash flows from financing activities:
     Proceeds from exercise of common stock options and warrants...........            255              21               29
     Proceeds from issuance of convertible debt and warrants...............         12,750           8,100                -
     Proceeds from issuance of notes payable...............................         12,581           8,140            7,335
     Proceeds from issuance of note payable to related party...............          1,400               -                -
     Payment of financing fees.............................................         (1,249)              -                -
     Repayment of notes payable and long-term debt.........................        (11,811)        (10,880)          (4,265)
     Repayment of note payable to related party............................         (1,400)              -                -
                                                                                ----------       ---------        ---------
   Net cash provided by continuing operations..............................         12,526           5,381            3,099
   Net cash used by discontinued operations................................              -               -             (188)
                                                                                ----------       ---------        ---------
Net cash provided by financing activities..................................         12,526           5,381            2,983
                                                                                ----------       ---------        ---------
Effect of exchange rate changes on cash....................................             (7)             32                5
                                                                                ----------       ---------        ---------
Net increase (decrease) in cash............................................           (571)            153               18
Cash and cash equivalents at beginning of period...........................            838             685              667
                                                                                ----------       ---------        ---------
Cash and cash equivalents at end of period.................................     $      267       $     838        $     685
                                                                                ==========       =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid (refunded) during the year for:
     Interest..............................................................     $    3,436       $   1,875        $   2,425
     Income taxes..........................................................              -               -           (2,844)




                   The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

         Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., and Engineering Technology Corporation ("Entec Composite Machines"). Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers, a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Rt. manufactures and markets acrylic and nylon fibers and yarns for the textile industry, and carbon fiber. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. From April 2000 to March 2002, the Company owned a 45% interest in Hardcore Composites Operations, LLC ("Hardcore"), which designs and manufactures composite structures for the civil infrastructure market. (See Note 3 for further discussion.) These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company transactions and balances have been eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION

         The consolidated balance sheet of the Company's current international subsidiary, Zoltek Rt., was translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income
(loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. are included in the results of operations in other expenses.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

REVENUE RECOGNITION

         The Company recognizes sales on the date title to the sold product transfers to the customer, which is the shipping date. Revenues generated by its Entec Composite Machines subsidiary are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date. The Company reviews its accounts receivables on a monthly basis to identify any specific customers for collectability issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded in the statement of operations.

         During 2004, 2003 and 2002, approximately $7.2 million, $8.0 million and $9.8 million, respectively, of sales was earned from one customer in the technical fibers segment.

SHIPPING AND HANDLING

         All amounts billed to a customer in a transaction related to shipping and handling are recorded as revenue and the subsequent cost to the Company is recognized as expense in cost of sales, excluding unused capacity.

CONCENTRATION OF CREDIT RISK

         Zoltek's carbon fiber products are primarily sold to customers in the composite industry and its technical fibers are primarily sold to customers in the aerospace industry. Zoltek Rt.'s acrylic products are primarily sold to customers in the textile industry. Entec Composite Machines' products are primarily sold in the composite industry. While the markets for the Company's products are geographically unlimited, most of Zoltek's business is with customers located in North America and Asia and most of Zoltek Rt.'s sales are to customers in Europe, while Entec Composite Machines' sales are worldwide. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. As of September 30, 2004, the Company's Entec subsidiary finished a $2.0 million project related to building a machine for a wind turbine provider to make carbon fiber composite blades for wind turbines with an automated process close to its fiscal year-end which had not been collected.

         In the fiscal years ended September 30, 2004 and 2003, the Company reported sales of $7.2 million and $8.0 million, respectively, to a major aircraft brake manufacturer which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

CASH AND CASH EQUIVALENTS

         All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2004, the Company had a book overdraft of $0.7 million which was reclassified as accounts payable. The subordinated debt agreement of 2004 and 2005 require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in conpliance with as of September 28, 2004.

INVENTORIES

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $1.0 million in the fourth quarter of 2003 to reduce the carrying value of inventories to a net realizable value. No material adjustments to the reserve were required in the current year. The reserves were established primarily due to intensified overcapacity for certain carbon fiber products.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. No interest was capitalized for the years ended September 30, 2004, 2003 and 2002. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

         The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:


              Buildings and improvements......................10 to 20 years
              Machinery and equipment.........................3 to 20 years
              Furniture, fixtures and software................7 to 10 years

         The Company primarily uses accelerated depreciation methods for income tax purposes. Depreciation expense was $5.6 million, $5.9 million and $6.0 million for the fiscal years ended 2004, 2003 and 2002, respectively.

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

         In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company resumed manufacturing at this facility during fiscal 2004. Given that these assets were previously idled and did not generate significant cash flow in 2004, the Company performed an impairment test. The Company determined that no impairment of its carrying value exists at September 30, 2004 based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life.

FINANCIAL INSTRUMENTS

         The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2004 and 2003.

APPLICATION AND DEVELOPMENT EXPENSES

         The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $3.1 million in fiscal 2004 and $3.5 million in fiscal 2003 and $3.8 million in fiscal 2002. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

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


STOCK-BASED COMPENSATION

         At September 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company granted 77,500, 112,500 and 451,000 employee stock options with an exercise price that equaled the Company's stock price on the applicable date of grant in fiscal 2004, 2003 and 2002, respectively. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                         2004            2003             2002
                                                                      ----------      ----------        --------
         Net loss:
             As reported..........................................    $  (16,737)     $  (15,602)       $ (7,831)
             Total stock-based employee compensation
               expense determined under fair value-based
               method for all awards, net of tax effects..........          (255)            (71)           (205)
                                                                      ----------      ----------        --------
             Pro forma............................................       (16,992)        (15,673)         (8,036)

         Basic and diluted loss per share:
             As reported..........................................         (1.02)           (.96)          (0.48)
             Pro forma............................................         (1.04)           (.96)          (0.49)

NET LOSS PER SHARE

         Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for each period, while diluted net income loss per share reflects the potential dilutive effects of stock options warrants. Because 2004, 2003 and 2002 results reflected a net loss, both basic and diluted earnings per share were calculated based on the same weighted average numbers of shares for such years. If the results of the Company reflected a net income, an additional 4.8 million shares would be included in calculating the diluted earnings per share. The additional shares relate to issuance of convertible debt of 4.5 million, warrants of 1.0 million of which 0.2 million would be dilutive using the treasury stock method and stock options of 1.0 million of which 0.1 million would be dilutive using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

         The FASB issued FASB Interpretation No. 46-R "Consolidation of Variable Interest Entities" (FIN No. 46-R) in December 2003, which addressed the requirements for consolidating certain variable interest entities. FIN No. 46-R applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities that are considered special purpose entities as of December 31, 2003. FIN No. 46-R applied to all other variable interest entities as of March 31, 2004. The Company currently has no interests in entities that are considered special purpose entities. Additionally, the Company has no significant variable interests in non-special purpose entities. Accordingly, the adoption of FIN No. 46-R had no impact on the Company's financial statements.

         In October 2004, the government passed the "Homeland Investment Act," which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate and created a new deduction for U.S. manufacturers related to qualified production activities for income tax purposes. The Company is still considering the implications but has not currently decided to repatriate funds from its Hungarian subsidiary.

         In December 2004, the FASB issued interpretation No. 123-R "Accounting for Stock-Based Compensation" (FIN No. 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. FIN No. 123-R will apply to all equity instruments awarded, modified or repurchased after June 15, 2005. The Company is evaluating the effect of this interpretation but believes it will have an immaterial impact on the Company's financial statements when implemented.

FINANCIAL PRESENTATION CHANGES

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       FINANCING AND LIQUIDITY
----------------------------------------------------------------------------

2005 Refinancing
----------------

         Management will seek to fund its near-term operations from continued sale of excess inventories and continued aggressive management of the Company's working capital, as well as sources that may include additional borrowings and/or private equity. However, management can make no assurance that these objectives will be sufficient to fund near-term liquidity needs and has obtained additional financing to meet operating requirements, as discussed in 2005 Refinancing below.As the demand for carbon fiber continues to increase, the Company will need additional financing to expand the capacity to meet the demand of its carbon fiber production.

         In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants at the time of issuance was estimated to be $2.5 million and will be amortized as a non-cash interest expense over the term of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no covenants going forward.

         In December 2004, the Company's U.S. bank extended the expiration and waived the financial covenants of the Company's revolving credit loan, term loan and mortgage on an existing property to January 1, 2006. The Company's U.S. bank also increased the amount available under the revolving credit loan by $0.5 million to $5.5 million and increased the term loan by $0.1 million to $0.8 million. The principal on the term loan will be repaid on a quarterly basis of $0.1 million with the remainder of the principal due on expiration. The mortgage will be repaid on a monthly basis of $15,344 of principal and interest with the remainder of the principal due on expiration.

2004 Refinancing
----------------

         In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 1,295,954 shares of common stock at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, of $2.0 million and is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures were used for working capital purposes.

         As part of the Company's January 2004 refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's January 2004 refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, In December 2003 loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bore interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate of the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit was released. After converting $250,000 into convertible debt as part of the January 2004 financing, the remaining $1.15 million loan was repaid during the third quarter of fiscal 2004.

         Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% (13.5% per annum as of September 30, 2004) with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of 2004 and the $0.5 million was released from escrow.

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

         In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible presently into 895,908 shares of common stock at a conversion price of $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the debt discount associated with the warrants and beneficial conversion feature, at the time of issuance, of $4.0 million is being amortized as non-cash interest expense over the term of the convertible debentures. Proceeds from the issuance of these convertible debentures are being used for working capital and capital expenditures.

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

3.       DISCONTINUED OPERATIONS
----------------------------------------------------------------------------

         In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. These divisions are not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. In the fourth quarter of fiscal 2004, the Company recorded an impairment loss on discontinued operations of $0.2 million related to severance. These divisions had been included in the Specialty Products segment (see Note 11). Certain information with respect to the discontinued operations of the acrylic and nylon fibers divisions for the years ended September 30, 2004, 2003 and 2002 is summarized as follows (amounts in thousands):

                                     37

                                                                 2004            2003           2002
                                                              -----------    -----------     -----------
         Net sales..........................................  $    16,345    $    24,134     $    26,649
         Cost of sales......................................       17,831         24,447          25,412
                                                              -----------    -----------     -----------
              Gross profit..................................       (1,486)          (313)          1,237
         Selling, general and administrative expenses.......       (3,869)        (2,918)          3,286
                                                              -----------    -----------     -----------
              Loss from operations..........................       (5,355)        (3,231)         (2,049)
         Other income (expense).............................          186           (442)           (129)
                                                              -----------    -----------     -----------
              Net loss from operations......................       (5,169)        (3,673)         (2,178)
         Loss on disposal of discontinued operations........         (209)             -               -
                                                              -----------    -----------     -----------
         Loss on discontinued operations....................  $    (5,378)   $    (3,673)    $    (2,178)
                                                              ===========    ===========     ===========

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

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. During the third quarter of fiscal 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. The Company recorded an additional accrual of $0.5 million, which was recorded in discontinued operations to fully accrue the liability under the judgment. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal. Management believes that the ultimate resolution of this litigation will not have further material adverse effect on the Company's results of operations or financial condition. For additional information, see Notes 3 and 8 to the Company's Consolidated Financial Statements.

         Certain information with respect to the discontinued operations of Hardcore for the years ended September 30, 2004 and 2002 is summarized as follows (amounts in thousands):

                                                                                     2004                2002
                                                                                  -----------        -----------
         Net sales..............................................................  $         -        $       408
         Cost of sales..........................................................            -                886
                                                                                  -----------        -----------
         Gross profit...........................................................            -               (478)
         Selling, general and administrative expenses...........................            -                535
                                                                                  -----------        -----------
         Loss from operations...................................................            -             (1,013)
         Other expenses.........................................................            -                (17)
                                                                                  -----------        -----------
         Net loss from operations...............................................            -             (1,030)
         Loss on disposal of discontinued operations............................         (450)             1,894
                                                                                  -----------        -----------
         Loss on discontinued operations, net of taxes..........................  $      (450)       $       864
                                                                                  ===========        ===========

4.       INVENTORIES
----------------------------------------------------------------------------

Inventories consist of the following (amounts in thousands):                               September 30,
                                                                                    2004                  2003
                                                                                -------------       ---------------
         Raw materials.....................................................     $       5,462       $         4,859
         Work-in-process...................................................             1,177                 1,132
         Finished goods....................................................            18,317                19,057
         Supplies, spares and other........................................               946                 1,930
                                                                                -------------       ---------------
                                                                                $      25,902       $        26,978
                                                                                =============       ===============

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $1.0 million in the fourth quarter of 2003 to reduce the carrying value of inventories to a net realizable value. No material adjustments to the reserve were required in the current year. The reserves were established primarily due to intensified overcapacity for certain carbon fiber products.

5.       PROPERTY AND EQUIPMENT
----------------------------------------------------------------------------

Property and equipment consists of the following (amounts in thousands):                   September 30,
                                                                                    2004                  2003
                                                                                -------------       ---------------
Land.......................................................................     $       1,732       $         1,665
Buildings and improvements.................................................            32,696                30,061
Machinery and equipment....................................................            82,406                77,999
Furniture, fixtures and software...........................................             5,563                 5,477
Construction in progress...................................................             7,049                 4,014
                                                                                -------------       ---------------
                                                                                      129,446               119,216
Less:  accumulated depreciation............................................           (48,908)              (41,843)
                                                                                -------------       ---------------
                                                                                $      80,538       $        77,373
                                                                                =============       ===============

         In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company resumed manufacturing at this facility during fiscal 2004. Given that these assets were previously idled and did not generate significant cash flow in 2004, the Company performed an impairment test. The Company determined that no impairment of its carrying value exists at September 30, 2004 based on an analysis of expected future net cash flow to be generated from this facility over the expected remaining useful life.

         During 2004, the Company was not operating its Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $4.7 million, $5.7 million and $6.0 million for fiscal 2004, 2003 and 2002, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, the Company has resumed certain levels of manufacturing at this facility during fiscal 2004. With the reactivation of the Abilene plant, unused capacity costs are expected to diminish and, ultimately, be fully absorbed in ongoing production once all the carbon fiber lines start operating in fiscal 2005.

6.       INCOME TAXES
----------------------------------------------------------------------------

         The components of the benefit for income tax expense (benefit) for the years ended September 30, are as follows (amounts in thousands):

                                                              2004                  2003                  2002
                                                          --------------        -------------       ---------------
From continuing operations:
     Current:
         Federal.....................................     $           -         $           -       $        (2,731)
         State.......................................                 -                     -                  (113)
         Non-U.S. local..............................               434                   171                   358
                                                          -------------         -------------       ---------------
                                                                    434                   171                (2,486)
                                                          -------------         -------------       ---------------
     Deferred:
         Federal.....................................                 -                   203                     9
         State.......................................                 -                    17                    (9)
         Non-U.S.....................................                 -                   144                  (374)
                                                          -------------         -------------       ---------------
                                                                      -                   364                  (374)
                                                          -------------         -------------       ---------------
              Total continuing operations............     $         434         $         535       $        (2,860)
                                                          =============         =============       ===============
From discontinued operations:
     Deferred:
         Federal.....................................     $           -         $           -       $             -
         State.......................................                 -                     -                     -
                                                          -------------         -------------       ---------------
            Total discontinued operations............                 -                     -                     -
                                                          -------------         -------------       ---------------
     Total ..........................................     $         434         $         535       $        (2,860)
                                                          =============         =============       ===============


         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax asset at September 30 are as follows (amounts in thousands):

                                                                                     2004                2003
                                                                                  -----------        -----------
     Tax effect of regular net operating losses (expiring 2020-2022).........     $   (18,085)       $   (14,082)
     Valuation allowance on net operating losses.............................          13,854             10,690
     Tax effect of capital loss..............................................            (526)              (582)
     Valuation allowance on capital loss.....................................             526                582
     Depreciation............................................................           4,407              4,048
     Employee related costs..................................................             (88)               (85)
     Inventory reserve.......................................................               -               (464)
     Bad debt accrual........................................................             (59)               (65)
     Deferred state income taxes.............................................               -                  -
     Other...................................................................             (29)               (42)
     Non-U.S. operations deferred tax, net...................................               -                  -
                                                                                  -----------        -----------
              Total net deferred tax asset...................................     $         -        $         -
                                                                                  ===========        ===========

         The benefit for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                          2004             2003            2002
                                                                      ------------    ------------     ------------
At statutory rate:
         Income taxes on loss from continuing operations..........    $     (3,561)   $     (3,874)    $     (3,188)
Increases (decreases):
         Lower effective tax rate on non-U.S. operations..........           1,054             768              333
         Change in valuation allowance on net operating loss......           2,471           3,501           (1,174)
         Change in valuation allowance on capital loss............               -               -                -
         Reduction of NOL due to 5 year carry back................               -               -           (1,871)
         Refund related to 5 year carry back of NOL...............               -               -            2,731
         Local taxes, non-U.S.....................................             434             171              358
         State taxes, net of federal benefit......................               -              16               (9)
         Refund write-off.........................................               -               -                -
         Other....................................................              37             (48)             (40)
                                                                      ------------    ------------     ------------
                                                                      $        434    $        535     $     (2,860)
                                                                      ============    ============     ============

         The consolidated loss from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2004, 2003 and 2002 was as follows (amounts in thousands):

                                                                          2004             2003            2002
                                                                      ------------    ------------     ------------
Domestic..........................................................    $     (9,748)   $    (10,267)    $     (9,475)
Foreign...........................................................            (727)         (1,127)              98
                                                                      ------------    ------------     ------------
Loss from continuing operations before income taxes...............    $    (10,475)   $    (11,394)    $     (9,377)
                                                                      ============    ============     ============

         Undistributed earnings of Zoltek Rt. of $957,000, $3,568,000 and $8,368,000 at September 30, 2004, 2003 and 2002, respectively, are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded. The undistributed earnings creates a deferred tax liability as of September 30, 2004 of $836,000.

7.       DEBT
----------------------------------------------------------------------------

Credit Facilities
-----------------

         The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. No covenants exists related to the credit facility from its U.S. bank, which matures on January 1.

         US Operations - The Company's current credit facility with its U.S. bank is described above under "--2005 Refinancing" and "--2003 Refinancing." Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $5.7 million at September 30, 2004.

         Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $11.4 million at September 30, 2004. Due to the fiscal 2005 refinancing (see "--Refinancing" in Note 2), the credit facility has been reduced to a $3.0 million term loan with interest payments over the next three years and repayment of principal at the maturity date.

         In March 2003, the Company's Hungarian subsidiary entered into a credit agreement with another Hungarian bank for $2.2 million of which $2.2 million was outstanding as of September 30, 2004. This facility was paid off as part of the 2005 refinancing.

         Total borrowings of the Hungarian subsidiary were $13.6 million at September 30, 2004, of which $13.6 million has been classified as long-term debt due to the 2005 refinancing in which $12.0 million was repaid and the remaining borrowings extended to 2008. Borrowings under the Hungarian bank credit facilities cannot be used in Zoltek's U.S. operations.

Long-term debt consists of the following (amounts in thousands):

                                                                                                  September 30,
                                                                                               2004          2003
                                                                                             --------     ---------
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15,392  to maturity in January 2006......................$  1,419     $   1,507

     Note payable with interest at 9.95%, payable in monthly installments of
         principal and interest of $19,288 to maturity in September 2009.....................       -         1,042

     Note payable with interest at 9.5%, payable in monthly installments of
         principal and interest of $27,672 to maturity in December 2009 .....................       -         1,558

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................   1,781         1,706

     Convertible debentures due February 2008 bearing interest at 7.0%.......................   8,100         8,100

     Revolving credit agreement, maturing in January 2006, bearing interest at prime
            plus 2.0% (prime rate at September 30, 2003 was 4.00%) ..........................   5,000         4,670

     Term loan, $0.4 million payable in 2005, balance payable in January 2006, bearing interest at prime plus 2.0% (prime rate at September 30, 2004
          was 4.5%)..........................................................................     700         3,300

     Convertible debentures due June 2006 bearing interest at 6%.............................   7,000             -


     Convertible debentures due September 2006 bearing interest at 6%........................   5,750             -

     Mortgage payable with interest of 13.5% interest only payments
          maturity in January 2007...........................................................   6,000             -

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................  13,568        12,566
                                                                                             --------      --------
         Total debt..........................................................................  49,318        34,474
         Less:  Beneficial conversion feature and debt discount associated
            with warrants....................................................................  (5,030)            -
          Less:  amounts payable within one year.............................................    (570)         (933)
                                                                                             --------     ---------
     Total long-term debt ...................................................................$ 43,718     $  33,541
                                                                                             ========     =========

         Following is a schedule of required principal payments of long-term debt (amounts in thousands):

                    Year ending
                   September 30,                                     Total
                   -------------                                 ------------
                       2005......................................$        570
                       2006......................................      14,405
                       2007......................................      11,825
                       2008......................................       9,656
                       2009......................................      13,493
                       Thereafter................................           -
                                                                 ------------
                                                                 $     49,318
                                                                 ============

8.       COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------

LEASES

         Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease that expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease requires annual rental payments of $57,991 through October 2010 no further rental payments are required through initial term of lease. Rental expense related to this lease was $57,991 for the years ended September 30, 2004, 2003 and 2002.

LEGAL

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. During the third quarter of fiscal 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. The Company recorded an additional accrual of $0.5 million, which was recorded in discontinued operations to fully accrue the liability under the judgment. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal. Management believes that the ultimate resolution of this litigation will not have further material adverse effect on the Company's results of operations or financial condition. For additional information, see Notes 3 and 8 to the Company's Consolidated Financial Statements.

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

         In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. The litigation is in early stages and the Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

         The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

ENVIRONMENTAL

         The Company's operations generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes that all of its facilities are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulations will not have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, results of operations or financial condition of the Company.

SOURCES OF SUPPLY

         As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers and technical fibers, excluding the aircraft brake products, are now manufactured from this precursor. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

         The Company currently obtains most of its acrylic fiber precursor to supply its technical fiber operations for the aircraft brake applications from a single supplier which is the only supplier that currently produces precursor approved for use in aircraft brake applications. The Company believes this supplier is a reliable source of supply at the Company's current operating levels. However, the Company has initiated trials at an aircraft brake manufacturer with its own precursor-based products, which might protect its business if there were an interruption in supply from the supplier.

         The major materials used by the Specialty Products Business Segment include acrylonitrile and other basic commodity products, which are widely available from a variety of sources.

9.       PROFIT SHARING PLAN
----------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. No contributions were made by the Company for the years ended September 30, 2004, 2003, and 2002.

10.      STOCK OPTIONS
----------------------------------------------------------------------------

         In 1992, the Company adopted a Long-term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan of which 987,500 are currently outstanding. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1998 and prior vest 100% five years from date of grant. Options granted in 1999 and thereafter primarily vest 100% three years from date of grant. All options were issued at an option price equal to the market price on the date of grant.

         In 1992, the Company adopted a Directors Stock Option Plan under which options to purchase 7,500 shares of common stock at the then fair market value are currently issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock, at the then fair market value. The options expire from 2004 through 2013, respectively.

         The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented in Note 1 as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

         Assumptions:                                                      2004            2003           2002
         -----------                                                      -------         -------        -------
         Expected life of options.................................        6 years         6 years        6 years
         Risk-free interest rate..................................          4.25%           4.25%          6.15%
         Volatility of stock......................................            77%             96%            98%
         Expected dividend yield..................................             --              --             --

         The fair value of the options granted during 2004, 2003 and 2002 was $159,961, $119,513 and $349,000, respectively.

         Presented below is a summary of stock option plans activity for the years shown:

                                                   Wtd. Avg.      Wtd. Avg.          Wtd. Avg.
                                                    Options     Exercise Price      Exercisable   Exercise Price
                                                    -------     --------------      -----------   --------------
         Balance, September 30, 2001               1,056,000    $       10.75         531,000       $   10.81
             Granted.............................    451,000             2.10
             Exercised...........................    (12,000)            2.38
             Cancelled...........................   (408,000)           11.31
                                                   ---------

         Balance, September 30, 2002               1,087,000             7.05         561,833           10.35
             Granted.............................    112,500             2.70
             Exercised...........................    (10,000)            2.07
             Cancelled...........................   (187,500)            4.76
                                                   ---------
         Balance, September 30, 2003.............  1,002,000             7.04         744,083            8.67
         Granted.................................     77,500             6.36
             Exercised...........................    (63,000)            3.27
             Cancelled...........................    (29,000)            5.44
                                                 -----------    -------------
         Balance, September 30, 2004                 987,500    $        7.22         722,250       $    8.91

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2004:

                                                   Options Outstanding                    Options Exercisable
                                            ----------------------------------        ----------------------------
           Range of                            Wtd. Avg.           Wtd. Avg.                           Wtd. Avg.
            Prices             Number       Remaining Life      Exercise Price        Number        Exercise Price
        --------------         -------      --------------      --------------        ------        --------------
        $    1.33-2.50         409,500           8 years           $    2.13          184,250          $   2.21
             3.25-5.67         127,500           6 years                4.85           87,500              4.48
             6.25-6.88         188,000           1 years                6.38          188,000              6.38
             7.69-9.25         112,500           7 years                8.21          112,500              8.21
           10.00-39.00         150,000           4 years               23.44          150,000             23.44
                               -------                                                -------
        $   1.33-39.00         987,500           6 years           $    7.22          722,250          $   8.91
                               =======                                                =======

11.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
----------------------------------------------------------------------------

         The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Specialty Products. In the fourth quarter of fiscal 2004, the Company discontinued two divisions within its specialty fibers segment. Segment information for 2003 and 2002 has been reclassified to reflect such change (see Note 3).

         The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures aircraft brake pads and oxidized acrylic fibers for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. In the fourth quarter of fiscal 2004, the Company discontinued divisions within this segment. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer or a small group of customers.

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the fiscal years ended September 30, 2004, 2003 and 2002 (amounts in thousands):

                                                                     Year Ended September 30, 2004
                                                                     -----------------------------
                                                                                              Corporate
                                                         Carbon     Technical    Specialty   Headquarters
                                                         Fibers      Fibers      Products  and Eliminations    Total
                                                         ------      ------      --------  ----------------    -----
Net sales - external.................................. $  18,431   $  14,831     $ 12,011    $      -        $  45,273
Net sales - intersegment..............................     2,479       1,642            -      (4,121)               -
                                                       ---------   ---------     --------    --------        ---------
   Total net sales....................................    20,910      16,473       12,011      (4,121)          45,273
Cost of sales, excluding available unused capacity
  expenses............................................    19,117      14,091        9,794      (5,124)          37,878
Available unused capacity expenses....................     4,466           -            -           -            4,466
Operating income (loss)...............................    (6,823)      1,192        1,529      (1,383)          (5,485)
Depreciation and amortization expense.................     3,969       1,091          463          91            5,614
Capital expenditures..................................     5,515         389          231          (8)           6,128

                                                                     Year Ended September 30, 2003
                                                                     -----------------------------
                                                                                              Corporate
                                                         Carbon     Technical    Specialty   Headquarters
                                                         Fibers      Fibers      Products  and Eliminations    Total
                                                         ------      ------      --------  ----------------    -----
Net sales - external.................................. $  13,179   $  14,098     $ 12,128    $      -        $  39,405
Net sales - intersegment..............................     5,675           -            -      (5,675)               -
                                                       ---------   ---------     --------    --------        ---------
   Total net sales....................................    18,854      14,098       12,128      (5,675)          39,405
Cost of sales, excluding available unused capacity
  expenses............................................    17,367      12,689        9,141      (6,016)          33,181
Available unused capacity expenses....................     5,716           -            -           -            5,716
Operating income (loss)...............................    (8,644)         93        1,617      (2,511)          (9,443)
Depreciation and amortization expense.................     4,013       1,004          731         225            5,973
Capital expenditures..................................       515         512          456           -            1,483

                                                                     Year Ended September 30, 2002
                                                                     -----------------------------
                                                                                              Corporate
                                                         Carbon     Technical    Specialty   Headquarters
                                                         Fibers      Fibers      Products  and Eliminations    Total
                                                         ------      ------      --------  ----------------    -----
Net sales - external................................... $  10,676  $  19,772     $ 11,339    $      -        $  41,787
Net sales - intersegment...............................     4,419          -            -      (4,419)               -
                                                        ---------  ---------     --------    --------        ---------
   Total net sales.....................................    15,095     19,772       11,339      (4,419)          41,787
Cost of sales, excluding available unused capacity
  costs................................................    13,971     14,070        9,325      (3,858)          33,508
Available unused capacity..............................     6,039          -            -           -            6,039
Operating income (loss)................................    (9,526)     3,584          907      (3,044)          (8,079)
Depreciation and amortization expense..................     3,978      1,182          572         314            6,046
Capital expenditures...................................     2,013       (624)         435          31            1,865

                                                                                Total Assets
                                                                                ------------
                                                                                              Corporate
                                                         Carbon     Technical    Specialty   Headquarters
                                                         Fibers      Fibers      Products  and Eliminations    Total
                                                         ------      ------      --------  ----------------    -----
September 30, 2004..................................... $  63,430  $  19,901     $ 36,429    $  3,039        $ 122,799
September 30, 2003.....................................    66,226     22,611       32,569      (1,951)         119,455
September 30, 2002.....................................    74,046     25,465       25,024      (3,113)         121,422


         Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2004, 2003 and 2002 (amounts in thousands):

                                    2004                         2003                         2002
                        ---------------------------  -----------------------------  ---------------------------
                                             Net                           Net                          Net
                                         Long Lived                    Long Lived                   Long Lived
                        Net Sales (a)    Assets (b)  Net Sales (a)     Assets (b)   Net Sales (a)   Assets (b)
                        -------------   -----------  -------------     ----------   -------------   ----------
United States............$    22,731    $   46,582    $    20,892      $   45,936    $    24,243    $   50,366
Western Europe...........     10,583             -          2,861               -          2,994             -
Eastern Europe...........      9,400        33,956         13,585          31,436         11,020        28,660
Asia.....................      2,361             -              -               -              -             -
Other areas..............        198             -          2,067               -          3,530             -
                         -----------    ----------    -----------      ----------    -----------    ----------
   Total.................$    45,273    $   80,538    $    39,405      $   77,373    $    41,787    $   79,026
                         ===========    ==========    ===========      ==========    ===========    ==========

(a) Revenues are attributed to countries based on the location of the customer.
(b) Property and equipment net of accumulated based on country location of assets.

12.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
----------------------------------------------------------------------------

(Amounts in thousands, except per share data)

Fiscal year 2004                                      1st Quarter      2nd Quarter    3rd Quarter       4th Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $     8,152      $    11,537    $    13,285       $    12,299
Loss from continuing operations....................        (3,246)          (2,531)        (2,375)           (2,757)
Loss from discontinued operations..................          (446)          (1,313)        (1,163)           (2,906)
Net loss...........................................   $    (3,692)     $    (3,844)   $    (3,538)      $    (5,663)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $      (.20)     $      (.15)   $      (.14)      $      (.17)
  Discontinued operations..........................          (.03)            (.08)          (.08)             (.17)
                                                      -----------      -----------    -----------       -----------
       Total.......................................   $      (.23)     $      (.23)   $      (.22)      $      (.34)
                                                      ===========      ===========    ===========       ===========

Fiscal year 2003                                      1st Quarter      2nd Quarter    3rd Quarter       4th Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $     9,440      $     9,573    $    10,338       $    10,054
Loss from continuing operations....................        (2,522)          (3,397)        (2,580)           (3,430)
Loss from discontinued operations..................          (657)            (898)        (1,210)             (908)
Net loss...........................................   $    (3,179)     $    (4,295)   $    (3,790)      $    (4,338)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $      (.16)     $      (.20)   $      (.15)      $      (.21)
  Discontinued operations..........................          (.04)            (.06)          (.08)             (.06)
                                                      -----------      -----------    -----------       -----------
       Total.......................................   $      (.20)     $      (.26)   $      (.23)      $      (.27)
                                                      ===========      ===========   = ==========       ===========

         In the fourth quarter of 2004 the Company recorded a $0.2 million charge associated with discontinued operations and a $0.5 million accrual for a legal judgement (see Note 3). In the fourth quarter of 2003 the Company recorded a $1.0 million charge related to the valuation of Inventory.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
Financial Disclosure
--------------------

         Not Applicable.

Item 9A.  Controls and Procedures
-------   -----------------------

         The registrant carried out an evaluation, under the supervision and with the participation of the registrant's management, including the registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant's disclosure controls and procedures as of September 30, 2004 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

         There were no changes in the registrant's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B.  Other Information
-------   -----------------

         Not Applicable.



                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

         The information set forth under the captions "Election of Directors" and "Other Matters" in the registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.

Item 11.  Executive Compensation
-------   ----------------------

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------
and Related Stockholder Matters
-------------------------------

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

         The following table shows the total number of outstanding options and shares available for future issuances of options under the Company's existing stock option plans as of September 30, 2004.

                                        Equity Compensation Plan Information
                                        ------------------------------------

                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                                              FOR FUTURE ISSUANCE
                                                                     WEIGHTED AVERAGE            UNDER EQUITY
                                       NUMBER OF SECURITIES TO       EXERCISE PRICE OF        COMPENSATION PLANS
                                       BE ISSUED UPON EXERCISE      OUTSTANDING OPTIONS      (EXCLUDING SECURITIES
                                       OF OUTSTANDING OPTIONS          UNDER EQUITY           REFLECTED IN COLUMN
                                         WARRANTS AND RIGHTS        WARRANTS AND RIGHTS              (a))
     PLAN CATEGORY                             (#)(a)                     ($)(b)                    (#)(c)
     -------------                     ----------------------       -------------------       --------------------
Equity Compensation Plans
Approved by Security Holders                987,500(1)                       $7.22                      0(1)

Equity Compensation Plans Not
Approved by Security Holders                      0(2)                           0                      0(2)

Total                                       987,500                          $7.22                      0

--------------

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

(2) The Company currently has no equity compensation plans that are not approved by securityholders.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services
-------   --------------------------------------

         The information set forth under the caption "Principal Accountant Fees and Services" in the registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

                                   PART IV

Item 15.  Exhibits and Financial Statement Schedule
-------   -----------------------------------------

         (a)      (1)      Financial statements: The following financial
statements are included in Item 8 of this report:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheet as of September 30, 2004
                  and 2003

                  Consolidated Statement of Operations for the years ended September 30, 2004, 2003 and 2002

                  Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2004, 2003 and 2002

                  Consolidated Statement of Cash Flows for the years ended September 30, 2004, 2003 and 2002

                  Notes to Consolidated Financial Statements

                  (2) The following financial statement schedule and Independent Registered Public Accounting Firm's report thereon are included in Part IV of this report:

         Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

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

         4.6 Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference

         4.7 Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference

         4.8 Form of Warrant, filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference

         4.9 Securities Purchase Agreement, dated as of March 11, 2004, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.10 Form of 6% Convertible Debenture, filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.11 Form of Warrant, filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.12 Loan and Warrant Agreement, dated as of October 14, 2004, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.13     Security Agreement, dated as of October 14, 2004, filed as
                  Exhibit 4.3 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.14     Mortgage Agreement, dated as of October 14, 2004, filed as
                  Exhibit 4.4 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.15 Form of Warrant, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

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

         10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

         10.10 Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

         10.11 First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

         10.12 Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders is corporated herein by reference*

         10.13 Promissory Note, dated January 13, 2004, by and between Zoltek Properties, Inc. and Beal Bank, S.S.B. filed as
                  Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

         10.14 Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

         21 Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is incorporated herein by this reference

         23       Consent of PricewaterhouseCoopers LLP is filed herewith

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------------
* Management compensatory plan or arrangement




                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ZOLTEK COMPANIES, INC.
                                        (Registrant)


                                    By  /s/ Zsolt Rumy
                                        ----------------------------------------
                                        Zsolt Rumy, Chairman of the Board,
                                        President and Chief Executive Officer

Date: December 29, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                         Date
---------                                 -----                                         ----
/s/ Zsolt Rumy                            Chairman, President,                          December 29, 2004
------------------------------------      Chief Executive Officer and Director
Zsolt Rumy

/s/ Kevin Schott                          Chief Financial Officer                       December 29, 2004
------------------------------------
Kevin Schott

/s/ Linn H. Bealke                        Director                                      December 29, 2004
------------------------------------
Linn H. Bealke

/s/ James W. Betts                        Director                                      December 29, 2004
------------------------------------
James W. Betts

/s/ Charles A. Dill                       Director                                      December 29, 2004
------------------------------------
Charles A. Dill

/s/ John L. Kardos                        Director                                      December 29, 2004
------------------------------------
John L. Kardos

/s/ John F. McDonnell                     Director                                      December 29, 2004
------------------------------------
John F. McDonnell


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                        FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
of Zoltek Companies, Inc.



Our audits of the consolidated financial statements referred to in our report dated December 29, 2004, appearing in the 2004 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 29, 2004



                                               FOR THE YEAR ENDED SEPTEMBER 30, 2004

                                     Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                      (Amounts in thousands)

        Column A                    Column B                         Column C                         Column D         Column E
        --------                    --------           -----------------------------------            --------         --------
                                                                     Additions
                                                       -----------------------------------
                                   Balance at          Charged to             Charged to                               Balance at
                                    beginning          costs and            other accounts          Deductions            end
                                    of period           expenses               describe              describe          of period
                                   ----------          ----------           --------------          ----------         ----------
RESERVE FOR DOUBTFUL ACCOUNTS       $   931            $     841              $        -             $     991(1)      $     781
                                    =======            =========              ==========             =========         =========
RESERVE FOR INVENTORY VALUATION     $ 6,300            $       -              $        -             $   1,113(2)      $   5,187
                                    =======            =========              ==========             =========         =========

DEFERRED TAX VALUATION              $11,272            $   2,195              $        -             $       -         $  13,467
                                    =======            =========              ==========             =========         =========

                      ---------------------------------

                                               FOR THE YEAR ENDED SEPTEMBER 30, 2003

                                     Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                      (Amounts in thousands)

        Column A                    Column B                         Column C                         Column D         Column E
        --------                    --------           -----------------------------------            --------         --------
                                                                     Additions
                                                       -----------------------------------
                                   Balance at          Charged to             Charged to                               Balance at
                                    beginning          costs and            other accounts          Deductions            end
                                    of period           expenses               describe              describe          of period
                                   ----------          ----------           --------------          ----------         ----------
RESERVE FOR DOUBTFUL ACCOUNTS       $   742            $     215              $        -             $      30(1)      $     931
                                    =======            =========              ==========             =========         =========
RESERVE FOR INVENTORY VALUATION     $ 6,100            $   1,106              $        -             $     906(2)      $   6,300
                                    =======            =========              ==========             =========         =========

DEFERRED TAX VALUATION              $ 7,378            $   3,894              $        -             $       -         $  11,272
                                    =======            =========              ==========             =========         =========

                      ---------------------------------

                                               FOR THE YEAR ENDED SEPTEMBER 30, 2002

                                     Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                      (Amounts in thousands)

        Column A                    Column B                         Column C                         Column D         Column E
        --------                    --------           -----------------------------------            --------         --------
                                                                     Additions
                                                       -----------------------------------
                                   Balance at          Charged to             Charged to                               Balance at
                                    beginning          costs and            other accounts          Deductions            end
                                    of period           expenses               describe              describe          of period
                                   ----------          ----------           --------------          ----------         ----------
RESERVE FOR DOUBTFUL ACCOUNTS       $   760            $     392              $        -             $     410(1)      $     742
                                    =======            =========              ==========             =========         =========
RESERVE FOR INVENTORY VALUATION     $ 7,972            $       -              $        -             $   1,872(2)      $   6,100
                                    =======            =========              ==========             =========         =========

DEFERRED TAX VALUATION              $ 7,811            $       -              $        -             $    (433)        $   7,378
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

         4.4 Form of Subordinated Debenture, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated February 18, 2003*

         4.5 Form of Warrant, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated February 18, 2003*

         4.6 Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference

         4.7 Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference

         4.8 Form of Warrant, filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the year ended September 30, 2003 is incorporated herein by reference

         4.9 Securities Purchase Agreement, dated as of March 11, 2004, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.10 Form of 6% Convertible Debenture, filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.11 Form of Warrant, filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.12 Loan and Warrant Agreement, dated as of October 14, 2004, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.13     Security Agreement, dated as of October 14, 2004, filed as
                  Exhibit 4.3 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.14     Mortgage Agreement, dated as of October 14, 2004, filed as
                  Exhibit 4.4 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.15 Form of Warrant, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

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

--------------
* Incorporated herein by reference

                                EXHIBIT INDEX
                                -------------

 Exhibit No.      Description
 -----------      -----------

         10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company*

         10.8 Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis*

         10.9 Stock Purchase Agreement, dated as of November 6, 2000, by and among Structural Polymer Group Limited, Zoltek Companies, Inc. and certain Shareholders of Zoltek Companies, Inc.*

         10.10 Credit Agreement, dated as of May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC*

         10.11 First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis*

         10.12 Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders*

         10.13 Promissory Note, dated January 13, 2004, by and between Zoltek Properties, Inc. and Beal Bank, S.S.B.*

         10.14 Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis*

         21       Subsidiaries of the Registrant*

         23       Consent of PricewaterhouseCoopers LLP

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------
* Incorporated herein by reference