Form 10-Q
period 2004-12-31
ZOLTEK COMPANIES INC
filed 2005-02-09
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549




                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended December 31, 2004            Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 1, 2005, 16,905,535 shares of Common Stock, $.01 par value, were outstanding.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                  ZOLTEK COMPANIES, INC.

                                                CONSOLIDATED BALANCE SHEET
                                                --------------------------
                                (Amounts in thousands, except share and per share amounts)

                                                       (Unaudited)

                                                                                             DECEMBER 31,   SEPTEMBER 30,
ASSETS                                                                                           2004           2004
--------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents..............................................................   $    430       $    267
     Accounts receivable, less allowance for doubtful accounts of $785 and
       $781, respectively...................................................................     11,393         11,811
     Inventories............................................................................     29,927         25,902
     Other current assets...................................................................      2,216          1,167
                                                                                               --------       --------
          Total current assets..............................................................     43,966         39,147
Property and equipment, net.................................................................     85,334         80,538
Other assets................................................................................      3,616          3,114
                                                                                               --------       --------
          Total assets......................................................................   $132,916       $122,799
                                                                                               ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt...................................................   $    475       $    570
     Trade accounts payable.................................................................     13,384         13,257
     Notes payable..........................................................................      2,104          2,441
     Accrued expenses and other liabilities.................................................      7,296          5,877
                                                                                               --------       --------
     Total current liabilities..............................................................     23,259         22,145
Other long-term liabilities.................................................................        190            357
Long-term debt, less current maturities.....................................................     51,097         43,718
                                                                                               --------       --------
          Total liabilities.................................................................     74,546         66,220
                                                                                               --------       --------
Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding......................................................          -              -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,465,981 and 16,307,338 shares issued and outstanding, respectively................        165            163
     Additional paid-in capital.............................................................    118,383        115,803
     Accumulated deficit....................................................................    (52,742)       (49,242)
     Accumulated other comprehensive loss...................................................     (7,436)       (10,145)
                                                                                               --------       --------
          Total shareholders' equity........................................................     58,370         56,579
                                                                                               --------       --------
          Total liabilities and shareholders' equity .......................................   $132,916       $122,799
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

                                                  ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                           ------------------------------------
                                       (Amounts in thousands, except per share data)

                                                      (Unaudited)

                                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                                  2004         2003
--------------------------------------------------------------------------------------------------------------------------

Net sales.....................................................................................   $13,518      $ 8,152
Cost of sales, excluding available unused capacity costs......................................    12,396        7,003
Available unused capacity costs...............................................................       525        1,431
Application and development costs.............................................................       828          747
Selling, general and administrative expenses..................................................     1,411        1,598
                                                                                                 -------      -------
     Operating loss from continuing operations................................................    (1,642)      (2,627)
Other income (expense):
     Interest expense, excluding amortization of financing fees, debt discount and
       beneficial conversion feature..........................................................    (1,107)        (594)
     Amortization of financing fees, debt discount and beneficial conversion feature..........      (904)         (63)
     Interest income..........................................................................        67           12
     Other, net...............................................................................       574           73
                                                                                                 -------      -------
         Loss from continuing operations before income taxes..................................    (3,012)      (3,199)
Income tax expense............................................................................       115           78
                                                                                                 -------      -------
Net loss from continuing operations...........................................................    (3,127)      (3,277)
Discontinued operations:
     Operating loss, net of taxes.............................................................      (373)        (446)
                                                                                                 -------      -------
         Net loss on discontinued operations..................................................      (373)        (446)
                                                                                                 -------      -------
Net loss......................................................................................   $(3,500)     $(3,723)
                                                                                                 =======      =======
Net loss per share:
     Basic and diluted loss per share:

         Continuing operations................................................................   $ (0.19)     $ (0.20)
         Discontinued operation...............................................................     (0.02)       (0.03)
                                                                                                 -------      -------
              Total...........................................................................   $ (0.21)     $ (0.23)
                                                                                                 =======      =======
Weighted average common shares outstanding....................................................    16,446       16,310


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

                                                  ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                   (Amounts in thousands)

                                                        (Unaudited)

                                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                                 2004           2003
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss..............................................................................   $ (3,500)       $(3,723)
      Adjustments to reconcile net loss to net cash used by operating activities:
           Loss from discontinued operations................................................        373            446
           Depreciation and amortization....................................................      1,301          1,502
           Amortization of financing fees, debt discount and beneficial conversion feature..        904             63
           Foreign currency transaction losses..............................................        149             57
           Other, net.......................................................................        (44)           (36)
           Changes in assets and liabilities:
                 (Increase) in accounts receivable..........................................        (87)          (382)
                 (Increase) in inventories..................................................     (3,334)          (691)
                 Decrease in prepaid expenses and other assets..............................        110             91
                 Increase in trade accounts payable.........................................      1,215          2,555
                 Increase (decrease) in accrued expenses and other liabilities..............        851           (941)
                 Increase in other long-term liabilities....................................       (187)           171
                                                                                               --------        -------
                      Total adjustments.....................................................      1,251          2,772
                                                                                               --------        -------
      Net cash used by continuing operations................................................     (2,249)          (951)
      Net cash (used by) provided by discontinued operations................................       (951)           233
                                                                                               --------        -------
      Net cash used by operating activities.................................................     (3,200)          (711)
                                                                                               --------        -------

Cash flows from investing activities:
           Payments for purchase of property and equipment..................................     (2,497)          (470)
           Proceeds from sale of property and equipment.....................................        146            119
                                                                                               --------        -------
      Net cash used in investing activities.................................................     (2,301)          (351)

Cash flows from financing activities:
           Proceeds from exercise of stock options..........................................         91              -
           Proceeds from issuance of convertible debt.......................................     20,000              -
           Proceeds from issuance of notes payable..........................................          -            467
           Proceeds from issuance of note payable to related party..........................          -          1,400
           Payment of financing fees........................................................       (984)             -
           Repayment of notes payable and long-term debt....................................    (13,458)        (1,425)
                                                                                               --------        -------
Net cash provided by financing activities...................................................      5,649            442
Effect of exchange rate changes on cash.....................................................         15            (19)
                                                                                               --------        -------
Net increase (decrease) in cash.............................................................        163           (646)
Cash and cash equivalents at beginning of period............................................        267            838
                                                                                               --------        -------
Cash and cash equivalents at end of period..................................................   $    430        $   192
                                                                                               ========        =======

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest...............................................................................   $    466        $   531
     Income taxes...........................................................................   $      -        $     -

                  The accompanying notes are an integral part of the consolidated financial statements.


                                                      ZOLTEK COMPANIES, INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ---------------------------------------------------------
                                                      (Amounts in thousands)

                                     Total Share-              Add'l     Accumulated Other
                                       holders'    Common     Paid-In      Comprehensive    Treasury   Accumulated  Comprehensive
                                        Equity     Stock      Capital      Income (Loss)     Stock      (Deficit)   Income (Loss)
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2004........  $   56,579    $ 163     $ 115,803      $ (10,145)      $     -     $(49,242)

Net loss...........................      (3,500)       -             -              -             -       (3,500)    $  (3,500)

Foreign currency translation
  adjustment.......................       2,709        -             -          2,709             -            -         2,709
                                                                                                                     ---------
         Comprehensive loss........                                                                                  $    (791)
                                                                                                                     =========
Warrants issued with sub-debt......       2,491        -         2,491              -             -            -

Exercise of stock options..........          91        2            89              -             -            -
                                     ----------    -----     ---------      ---------       -------     --------

Balance, December 31, 2004.........  $   58,370    $ 165     $ 118,383      $  (7,436)      $     -     $(52,742)
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


                           ZOLTEK COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ------------------------------------------------------

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2004 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufactured textile acrylic and nylon fibers and yarns. These divisions had been included in the Specialty Products segment (see
Note 6). The prior period financial statements have been conformed to current year discontinued operations presentation.

The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are reflected as other comprehensive income
(loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statement of operations as "Other, net." All significant inter-company transactions and balances have been eliminated in consolidation.

2.   FINANCING

Management will seek to fund its near-term operations from both the sale of excess inventories and continued aggressive management of the Company's working capital, as well as from sources that will include additional borrowings and/or private equity. As the demand for carbon fiber continues to increase, the Company will need additional financing to execute its capacity expansion program. Based upon these forecasts and the completion of the transaction discussed in "Fiscal 2005 Refinancing" below, the Company has sufficient cash flows to continue operations.

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past four fiscal years and the first quarter of the current fiscal year. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as with long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

The Company may require further financing in 2006 if outstanding debt obligations are not refinanced or converted as expected by the Company.

Fiscal 2005 Refinancing
-----------------------

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR, currently 7.5% per annum and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants at the time of issuance was estimated to be $3.2 million and will be amortized as a non-cash interest expense over the term of the convertible debt. Proceeds from issuance of these convertible debentures will be used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. At the time of this transaction, the investors converted $8.0 million principal amount of convertible debt that was previously issued to them into 1,355,555 shares of common stock; as a result, the February 2005 financing will result in a net increase of approximately $6.0 million in long-term debt.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants at the time of issuance was $2.5 million and will be amortized as a non-cash interest expense over the term of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

In December 2004, the Company's U.S. bank extended the maturity and waived the financial covenants of the Company's revolving credit loan, term loan and mortgage on an existing property to January 1, 2006. The Company's U.S. bank also increased the amount available under the revolving credit loan by $0.5 million to $5.5 million and increased the term loan by $0.1 million to $0.8 million. The principal of the term loan is payable on a quarterly basis of $0.1 million with the remainder of the principal due at maturity. The mortgage is payable on a monthly basis of $15,344 of principal and interest with the remainder of the principal due at maturity.

Fiscal 2004 Refinancing
-----------------------

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

As part of the Company's January 2004 refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's January 2004 refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, in December 2003 loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bore interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate as the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit was released. After converting $250,000 into convertible debt as part of the January 2004 financing, the remaining $1.15 million loan was repaid during the third quarter of fiscal 2004.

Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% (13.5% per annum as of December 31, 2004) with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of fiscal 2004 and the $0.5 million was released from escrow.

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

If the results of the Company reflected a net income, an additional 6.9 million shares would be included in calculating the diluted earnings per share. The additional shares relate to issuance of convertible debt of $6.4 million, warrants of 1.5 million of which .3 million would be dilutive using the treasury stock method and stock options of 1.1 million of which .2 million would be dilutive using the treasury stock method.

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. Bank is described above under "--Fiscal 2005 Refinancing." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2006. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $5.6 million at December 31, 2004.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.8 million at December 31, 2004. Due to the fiscal 2005 refinancing (see "--Refinancing"), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances in fiscal 2004 and 2005 have restrictive covenants related to minimum cash balances, dividends and use of proceeds.

Long-term debt consists of the following (amounts in thousands):

                                                                                            December 31,  September 30,
                                                                                                2004          2004
                                                                                            ------------  -------------

     Note payable with interest at 9%, payable in monthly installments of
       principal and interest of $15,392 to maturity in January 2006......................    $ 1,396        $ 1,419

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
       to be repaid from real estate and personal property tax abatements ................      1,762          1,781

     Convertible debentures due February 2008 bearing interest at 7.0%....................      8,100          8,100

     Revolving credit agreement, maturing in January 2006, bearing interest at prime
       plus 2.0% (prime rate at December 31, 2004 was 5.5%)...............................      5,000          5,000

     Term loan, $0.4 million payable in 2005, balance payable in January
       2006, bearing interest at prime plus 2.0% (prime rate at December 31, 2004
       was 5.5%)..........................................................................        600            700

     Convertible debentures due June 2006 bearing interest at 6%..........................      7,000          7,000

     Convertible debentures due September 2006 bearing interest at 6%.....................      5,750          5,750

     Convertible debentures due April 2008 bearing interest at 7.5%.......................     20,000              -

     Mortgage payable with interest of 13.5% interest only payments
       maturity in January 2007...........................................................      6,000          6,000

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%).....................      2,831         13,568
                                                                                              -------         ------

         Total debt.......................................................................     58,439         49,318

          Less: Beneficial conversion feature and debt discount associated with warrants..     (6,867)        (5,030)
          Less: amounts payable within one year...........................................       (475)          (570)
                                                                                              -------        -------
     Total long-term debt ................................................................    $51,097        $43,718
                                                                                              =======        =======

3.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture textile acrylic and nylon fibers and yarns. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These divisions had been included in the Specialty Products segment (see Note 6). The wind-down of these production lines was substantially completed by February 1, 2005. Certain information with respect to the discontinued operations of the textile acrylic and nylon fibers divisions for the quarters ended December 31, 2004 and 2003 is summarized as follows (amounts in thousands):

                                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                       2004            2003
                                                                                      ------          ------
         Net sales..............................................................      $1,277          $5,179
         Cost of sales..........................................................       1,321           5,177
                                                                                      ------          ------
              Gross profit (loss)...............................................         (44)              2
         Selling, general and administrative expenses...........................        (629)           (530)
                                                                                      ------          ------
              Loss from operations..............................................        (673)           (528)
         Other income...........................................................         300              82
                                                                                      ------          ------
         Loss on discontinued operations........................................      $ (373)         $ (446)
                                                                                      ======          ======

4.  COMPREHENSIVE LOSS

Comprehensive loss for the quarters ended December 31, 2004 and 2003 (unaudited) was as follows (in thousands):

                                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                        2004            2003
                                                                                       ------          ------
          Net loss..............................................................      $(3,500)        $(3,723)
          Foreign currency translation adjustment...............................        2,709          (1,220)
                                                                                      -------         -------
          Comprehensive loss....................................................      $  (791)        $(2,503)
                                                                                      =======         =======

5.   STOCK OPTION PLAN

At December 31, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first quarter of fiscal 2005, the Company granted 150,000 employee stock options with an exercise price that equaled the Company's stock price on the applicable date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                        2004            2003
                                                                                       ------          ------
         Reported net loss......................................................      $(3,500)        $(3,723)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects...........          (51)            (13)
                                                                                      -------         -------
         Pro forma net loss.....................................................      $(3,551)        $(3,736)
                                                                                      =======         =======
         Reported basic and diluted loss per share..............................      $ (0.21)        $ (0.23)
                                                                                      =======         =======
         Pro forma basic and diluted loss per share.............................      $ (0.22)        $ (0.23)
                                                                                      =======         =======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumption:

                                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                        2004            2003
                                                                                       ------          ------
         Assumptions
         -----------

         Expected life of option................................................      6 years         6 years
         Risk-free interest rate................................................        4.25%           4.25%
         Volatility of stock....................................................          77%             77%
         Expected dividend yield................................................           --              --


6.   SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Specialty Products. In the fourth quarter of fiscal 2004, the Company discontinued two divisions within its specialty fibers segment and the results are reported as a discontinued operation. Segment information for fiscal 2004 has been reclassified to reflect such change.

The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures aircraft brake pads and oxidized acrylic fibers for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment located in Hungary, formerly manufactured and marketed acrylic and nylon products and fibers primarily to the textile industry and currently manufactures and markets plastic netting and filtration media for industrial markets. In the fourth quarter of fiscal 2004, the Company discontinued the acrylic and nylon products within this segment. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer or a small group of customers.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the first quarter ended December 31, 2004 and 2003 and balance sheet at September 30, 2004 (amounts in thousands):

                                                                          THREE MONTHS ENDED DECEMBER 31, 2004
                                                                          ------------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                           ------        ---------     ---------     ------------        -----
Net sales............................................     $ 7,052         $3,778         $2,688         $   -           $13,518
Cost of sales, excluding available unused capacity...       7,075          2,969          2,352             -            12,396
Available unused capacity expenses...................         525              -              -             -               525
Operating (loss) income..............................      (1,682)           357            288          (605)           (1,642)
Depreciation and amortization expense................         892            239            141            29             1,301
Capital expenditures.................................       2,151            160            175            11             2,497

                                                                          THREE MONTHS ENDED DECEMBER 31, 2003
                                                                          ------------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                           ------        ---------     ---------     ------------        -----
Net sales............................................     $ 2,610         $3,281         $2,261         $   -           $ 8,152
Cost of sales, excluding available unused capacity...       2,406          2,785          1,812             -             7,003
Available unused capacity expenses...................       1,431              -              -             -             1,431
Operating (loss) income..............................      (2,086)           165            (77)         (629)           (2,627)
Depreciation and amortization expense................       1,102            156            217            27             1,502
Capital expenditures.................................         124             90            216            40               470

                                                                                      TOTAL ASSETS
                                                                                      ------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                           ------        ---------     ---------     ------------        -----
December 31, 2004....................................     $69,908         $34,504       $24,792         $3,712         $133,016
September 30, 2004...................................      63,430          19,901        36,429          3,039          122,799

GEOGRAPHIC INFORMATION (IN THOUSANDS)
-------------------------------------

                                                                                REVENUES (1)
                                                                             THREE MONTHS ENDED           LONG-LIVED ASSETS (2)
                                                                             ------------------           ---------------------
                                                                        DECEMBER 31,    DECEMBER 31,  DECEMBER 31,    SEPTEMBER 30,
                                                                           2004            2003           2004            2004
                                                                          -------          -----         ------          ------
United States.........................................................    $ 5,568         $4,915         $46,517         $46,582
Western Europe........................................................      4,726            735               -               -
Eastern Europe........................................................      2,771          2,143          38,817          33,056
Asia .................................................................        453            334               -               -
Other.................................................................          -             25               -               -
                                                                          -------        -------         -------         -------
Total.................................................................    $13,518         $8,152         $85,334         $80,538
                                                                          =======        =======         =======         =======

----------
(1) Revenues are attributed to the entity recognizing the sale, as it is not practical to accumulate every customer's country of domicile.
(2) Property and equipment net of accumulated depreciation based on country location of assets.

7.   INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                     2004              2004
                                                                                    -------          -------
         Raw materials..........................................................    $ 8,076          $ 5,462
         Work-in-process........................................................        957            1,177
         Finished goods.........................................................     19,379           18,317
         Supplies, spares and other.............................................      1,515              946
                                                                                    -------          -------
                                                                                    $29,927          $25,902
                                                                                    =======          =======

8.  NEW ACCOUNTING PRONOUNCEMENTS

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

In October 2004, the government passed the "Homeland Investment Act," which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate and created a new deduction for U.S. manufacturers related to qualified production activities for income tax purposes. The Company is still considering the implications and evaluating whether the Company will repatriate funds from its Hungarian subsidiary.

In December 2004, the FASB issued interpretation No. 123-R "Accounting for Stock-Based Compensation" (FAS No. 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. FAS No. 123-R will apply to all equity instruments awarded, modified or repurchased after June 15, 2005. The Company is currently evaluating the effect of this interpretation on the Company's financial statements when implemented.

9.  COMMITMENTS AND CONTINGENCIES

Legal
-----

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. During the third quarter of fiscal 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow.

In September 2004, the Company was named a defendant in a civil action filed by an investment banker that formerly was retained by the Company to locate equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commissions from equity investments obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company and, therefore, the agreement was terminated by the Company prior to obtaining new financing. The litigation is in its early stages and, accordingly, the Company is unable to predict the timing or the outcome of this litigation or the impact on the Company's financial condition, results of operations and cash flow.

The Company is a plaintiff in a patent infringement lawsuit pending in the United States Court of Federal Claims. The lawsuit, which has been pending since 1996, involves the alleged unauthorized use of the Company's carbon fiber processing technology in the manufacture of extremely stealthy aircraft. A preliminary court ruling has been favorable for the Company, but the Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition, results of operations and cash flow.

The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

Environmental
-------------

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

Sources of Supply
-----------------

As part of its growth strategy, the Company has developed its own precursor acrylic fibers such that all of its carbon fiber and technical fiber products, excluding the aircraft brake products, are now manufactured from this precursor. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

The Company currently obtains most of its acrylic fiber precursor to supply its technical fiber operations for the aircraft brake applications from a single supplier which is the only supplier that currently produces precursor approved for use in aircraft brake applications. The Company believes this supplier is a reliable source of supply at the Company's current operating levels. However, the Company has initiated trials at all of its aircraft brake manufacturing customers with its own precursor-based products, which might protect its business if there were an interruption in supply from the aforementioned supplier.

The major materials used by the Specialty Products Business Segment include basic commodity products, which are widely available from a variety of sources.

Concentration of Credit Risk
----------------------------

In the first quarter of fiscal 2005 and 2004, the Company reported sales of $2.1 million and $1.5 million to a major aircraft brake manufacturer which was the only customer that represented greater than 10% of the Company sales.

10.  SUBSEQUENT EVENTS

See Note 2 for subsequent financing transaction in February 2005.


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

The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-volume applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas facility. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications were slower to develop than anticipated. From 1998 to mid-2003 total carbon fiber usage did not grow significantly and aerospace applications actually declined. This situation resulted in substantial overcapacity and destructive pricing in the industry. Much of the new carbon fiber business was captured by the aerospace fibers as certain manufacturers sold their aerospace-grade fibers on the commercial markets at prices that did not cover their total costs, undermining the Company's commercialization strategy.

The carbon fiber market conditions began to change during the second quarter of fiscal 2004. Two major aerospace programs, the Airbus A-380 and the Boeing 7E7, have absorbed virtually all of the aerospace fiber capacity, and resulted in the divergence of the aerospace and commercial markets for carbon fibers. Since the beginning of fiscal 2004, the Company has entered into several significant supply relationships with carbon fibers customers. Increasing sales of carbon fiber products during fiscal 2004 and the first quarter of fiscal 2005 confirmed this shift. The divergence of the two markets was accelerated by the strength in the development of the carbon fiber wind turbine blade market. Currently Zoltek believes it is in a unique position of having installed capacity, the technical capability to increase the scale of its productive capacity with relatively short lead times and the fiber quality that can attract current available and future new business.

The recent increase in the demand for carbon fibers relates to several different applications including aerospace. During the first quarter of fiscal 2005, the Company experienced growth in customer demand in the carbon and technical fiber business units, as sales increased $4.4 million and $0.5 million, respectively, over the first quarter of fiscal 2004. The improved sales in the carbon fibers and technical fibers business units resulted in a reduction in the overall operating loss from continuing operations reported by the Company from a loss of $2.6 million in 2004 to a loss of $1.6 million in 2005.

The Company has specifically targeted three significant and emerging applications: wind energy, flame retardant bedding and home furnishings, and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

With the new orders in place and indications for additional significant orders, the Company has restarted its major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. The Company has begun operation of manufacturing lines with aggregate rated capacity of 3 million pounds per year and expects to begin operation of additional manufacturing lines with aggregate rated capacity of 2 million pounds per year by the end of the first half of fiscal 2005. The Hungarian carbon fiber manufacturing facility currently is operating at full capacity. Maintaining the excess capacity has been costly, but the Company believed it has been necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the reactivation of the Abilene plant, unused capacity costs are expected to continue to decline and, ultimately, be fully absorbed in ongoing production as all the carbon fiber lines start operating in the first half of fiscal 2005.

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

During the fourth quarter of fiscal 2004, the Company discontinued the nylon fiber operation and the acrylic textile business. These divisions were deemed not to be part of the long-term strategy of the Company and not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The wind-down of these product lines was substantially completed by February 1, 2005. The Company will utilize a portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The results from operations of these two divisions have been reclassified to discontinued operations for fiscal 2005 and 2004.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED
-------------------------------------------------------------------
DECEMBER 31, 2003
-----------------

The Company's sales increased by 66%, or $5.3 million, to $13.5 million in the first quarter of fiscal 2005 from $8.2 million in the first quarter of fiscal 2004. Carbon fiber sales increased 170%, or $4.5 million, to $7.1 million in the first quarter of fiscal 2005 from $2.6 million in the first quarter of fiscal 2004 as production and sales of sporting goods and wind energy orders continued and the Company experienced a general increase in the overall demand for carbon fiber from prior years. Technical fiber sales increased 15%, or $0.5 million, to $3.8 million in the first quarter of fiscal 2005 from $3.3 million in the first quarter of fiscal 2004. Technical fiber sales increased as demand improved not only in the aircraft brake customers but also for the flame-retardant market. Sales of the continuing components of the specialty products business segment increased 18%, or $0.4 million, to $2.7 million in the first quarter of fiscal 2005 from $2.3 million in the first quarter of fiscal 2004 as the sales of the Mavibond division which produces filtration media increased due to higher demand from Eastern European customers and the strengthening Hungarian forint compared to the first quarter of fiscal 2004.

The Company's cost of sales (excluding available unused capacity costs) increased by 77%, or $5.4 million, to $12.4 million in the first quarter of fiscal 2005 from $7.0 million in the first quarter of fiscal 2004. Carbon and technical fiber cost of sales increased by

92% or $4.8 million to $10.0 million in the first quarter of 2005 from $5.2 million in the first quarter of 2004 as sales of carbon and technical fibers increased 83% for the quarter. The overall margin percentage decreased from 14% in the first quarter of fiscal 2004 to 8% in fiscal 2005 as the Company incurred start-up inefficiencies within its Abilene, Texas facility. During this start-up phase, the carbon fiber lines did not produce enough product to cover the fixed costs, which were classified as available unused capacity costs in prior years when the lines were idled. The Company expects that the efficiency of this manufacturing operation will improve during 2005 as the start-up progresses. The cost of sales of the Company's specialty products business segment increased 30% compared to the 18% increase in sales, reflecting sales mix factors.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $0.5 million during the first quarter of fiscal 2005 and $1.4 million in the first quarter of fiscal 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2004 and the first quarter of fiscal 2005, unused capacity costs are expected to continue to decrease significantly during the fiscal year and to be fully absorbed in ongoing operations in the first half of fiscal 2005 for its Abilene, Texas facility and by the end of fiscal 2005 for its prepreg operation. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $0.8 million in the first quarter of fiscal 2005 and $0.7 million in the first quarter of fiscal 2004. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. As a significant amount of the Company's research and development is performed in Hungary, the strengthening of the Hungarian Forint against the U.S. Dollar compared to the first quarter of fiscal 2004 caused a slight increase in cost.

Selling, general and administrative expenses were $1.4 million in the first quarter of fiscal 2005 compared to $1.6 million in the first quarter of fiscal 2004. Although sales for the quarter increased 65% and carbon fiber sales increased 170%, the decrease in expenses was from all business segments.

Operating loss was $1.6 million in the first quarter of fiscal 2005 compared to a loss of $2.6 million in the first quarter of fiscal 2004, an improvement of $1.0 million. Carbon fiber operating loss improved from a loss of $2.1 million in the first quarter of fiscal 2004 to a loss of $1.6 million in the first quarter of fiscal 2005. The operating income in technical fibers increased from income of $0.2 million in the first quarter of fiscal 2004 to $0.4 million in the first quarter of fiscal 2005. Corporate headquarters operating loss was flat with a loss of $0.6 million in the first quarter of fiscal 2005. Specialty product operating results improved from a loss of $0.1 million in the first quarter of fiscal 2004 to income of $0.3 million in the first quarter of fiscal 2005. The decrease in the Company's total operating loss was a result of the significant improvement in the carbon fibers and technical fibers business units as sales and production have increased to absorb more fixed manufacturing cost during the first half of 2005.

Interest expense was approximately $1.1 million in the first quarter of fiscal 2005 compared to $0.6 million in the first quarter of fiscal 2004. The increase in interest resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact from the increase in interest rate was immaterial.

Amortization of financing fees, debt discount and warrants discount, deferred financing and beneficial conversion feature costs which are non-cash expenses was approximately $0.9 million in the first quarter of fiscal 2005 compared to $0.1 million in the first quarter of fiscal 2004. The increase in amortization resulted from the Company's refinancing transactions (see "--Liquidity and Capital Resources").

Other income/expense, net, was an income of $0.6 million in the first quarter of fiscal 2005 compared to an income of $0.1 million for the first quarter of fiscal 2004. The increase in the foreign currency transactional gain during the three months ended December 31, 2004 on the Company's intercompany debt at its Hungarian subsidiary was denominated in Forints but will be repaid in U.S. Dollars as the money was loaned at Forint to U.S. Dollar rate of approximately 200 to 1 compared to a rate of 180 to 1 as of December 31, 2004.

Income tax expense was $0.1 million for the first quarter of fiscal 2005 compared to an income tax expense of $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both the first quarters of fiscal 2005 and 2004 due to uncertainties in the Company's ability to utilize tax losses in the future. The expense for 2005 relates to local taxes for the Hungarian facility.

The foregoing resulted in a net loss from continuing operations of $3.1 million for the first quarter of fiscal 2005 compared to a net loss of $3.3 million for the first quarter of fiscal 2004. Similarly, the Company reported a net loss per share of $0.19 and $0.20 on a basic and diluted basis for the first quarter of fiscal 2005 and 2004, respectively. The weighted average common shares outstanding were 16.4 million for the first quarter of fiscal 2005 and 16.3 million for the corresponding period of fiscal 2004.

The loss from discontinued operations of $0.4 million for the first quarter of fiscal 2005 was flat compared to the first quarter of fiscal 2004. The significant decrease in sales was offset by a significant decrease in cost during 2005 as the Company sold off its prior existing inventory balance during fiscal 2005. The Company reported a net loss per share of $0.02 and $0.03 on a basic and diluted basis for the first quarter of fiscal 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Management will seek to fund its near-term operations from both the sale of excess inventories and continued aggressive management of the Company's working capital, as well as from sources that will include additional borrowings and/or private equity. As the demand for carbon fiber continues to increase, the Company will need additional financing to execute its capacity expansion program. Based upon these forecasts and the completion of the transaction discussed in "Fiscal 2005 Refinancing" below, the Company has sufficient cash flows to continue operations.

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past four fiscal years and the first quarter of the current fiscal year. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as with long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

The Company may require further financing in 2006 if outstanding debt obligations are not refinanced or converted as expected by the Company.

Fiscal 2005 Refinancing
-----------------------

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR, currently 7.5% per annum and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants at the time of issuance was estimated to be $3.2 million and will be amortized as a non-cash interest expense over the term of the convertible debt. Proceeds from issuance of these convertible debentures will be used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. At the time of this transaction, the investors converted $8.0 million principal amount of convertible debt that was previously issued to them into 1,355,555 shares of common stock; as a result, the February 2005 financing will result in a net increase of approximately $6.0 million in long-term debt.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants at the time of issuance was $2.5 million and will be amortized as a non-cash interest expense over the term of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

In December 2004, the Company's U.S. bank extended the maturity and waived the financial covenants of the Company's revolving credit loan, term loan and mortgage on an existing property to January 1, 2006. The Company's U.S. bank also increased the amount available under the revolving credit loan by $0.5 million to $5.5 million and increased the term loan by $0.1 million to $0.8 million. The principal of the term loan is payable on a quarterly basis of $0.1 million with the remainder of the principal due at maturity. The mortgage is payable on a monthly basis of $15,344 of principal and interest with the remainder of the principal due at maturity.

Fiscal 2004 Refinancing
-----------------------

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

As part of the Company's January 2004 refinancing, the bank lender to the Company's Hungarian subsidiary amended certain financial covenants and extended the maturity date of its loan to December 31, 2004. In connection with such actions, the bank required that the Company make arrangements to settle intercompany accounts payable by Zoltek U.S. operations to its Hungarian subsidiary in the amount of approximately $2.8 million. The bank was unwilling to keep open its offer to restructure Zoltek Rt.'s loans until after the Company's January 2004 refinancing package was completed. Prior to the refinancing, the Company did not have cash on hand or available borrowings that would enable it to make the settlement of the intercompany accounts required by the Hungarian bank. In order to proceed expeditiously to resolve the Company's financing requirements, Zsolt Rumy, the Company's Chief Executive Officer and a director of the Company, in December 2003 loaned the Company $1.4 million in cash and posted a $1.4 million letter of credit for the benefit of the Company. This arrangement was approved by the Company's board of directors and audit committee. The loan by Mr. Rumy bore interest on the amount advanced and the notional amount of the letter of credit at a rate per annum equal to LIBOR plus 11% with a LIBOR floor of 2%, the same interest rate as the mortgage financing discussed below. As a result of the Company completing the refinancing transactions making available the cash to settle the intercompany accounts, the letter of credit was released. After converting $250,000 into convertible debt as part of the January 2004 financing, the remaining $1.15 million loan was repaid during the third quarter of fiscal 2004.

Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% (13.5% per annum as of December 31, 2004) with a LIBOR floor of 2%. The Company will pay interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of fiscal 2004 and the $0.5 million was released from escrow.

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

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. Bank is described above under "--Fiscal 2005 Refinancing." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2006. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $5.6 million at December 31, 2004.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.8 million at December 31, 2004. Due to the fiscal 2005 refinancing (see "--Refinancing" in Note 2), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date.

Abilene, Texas Facility
-----------------------

In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company resumed manufacturing at this facility during fiscal 2004. Given that these assets were previously idled and did not generate significant cash flow in 2004, the Company performed an impairment test and found that no impairment existed at September 30, 2004. No triggering event occurred in the first quarter of 2005 that required the Company to perform an additional analysis at December 31, 2004.

Cash Used By Continuing Operating Activities
--------------------------------------------

Net cash used by continuing operating activities was $2.2 million for the first quarter of fiscal 2005. The cash flows used by continuing operating activities during the three months ended December 31, 2004 were primarily due to the net loss of $3.5 million plus a decrease in net operating assets of $1.3 million, offset by non-cash items, including depreciation and amortization of $2.2 million. The increase in net operating assets consisted of an increase in receivables and other assets of $0.1 million as carbon fiber sales increased during the period. In addition, accrued expenses and other liabilities and trade payables increased $1.9 million with an increase in inventories of $3.3 million as the Company built up its precursor inventory for the start up of the new lines.

Net cash used by continuing operating activities was $1.0 million for the first quarter of fiscal 2004. The cash flows used by continuing operating activities during the three months ended December 31, 2003 were primarily due to the net loss of $3.7 million offset by non-cash items including depreciation and amortization of $2.0 million plus a decrease in net operating assets of $0.5 million. The decrease in net operating assets consisted of an increase of $0.7 million in inventories, an increase of $0.4 million in accounts receivable, a decrease of $0.1 million in prepaid and other assets and a $0.9 million decrease in accrued expenses and other liabilities a $2.5 million increase in trade payables and a $0.2 million increase in long-term liabilities.

Cash Used by Discontinued Operating Activities
----------------------------------------------

Net cash used by discontinued operating activities was $1.0 million for the first quarter of fiscal 2005. The cash flow used by discontinued operating activities during the three months ended December 31, 2004 was primarily related to the net loss of $0.4 million plus increases in net operating assets of $0.6 million. The increase in net operating assets consisted of a decrease in receivables and inventory of $0.8 million and $0.8 million, respectively, offset by decreases in payables of $2.2 million. The decrease in receivables and inventory related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly for the quarter.

Net cash provided by discontinued operating activities was $0.2 million for the first quarter of fiscal 2004. The cash flow used by discontinued operating activities during the three months ended December 31, 2003 was primarily related to the net loss of $0.4 million plus decreases in net operating assets of $0.6 million. The decrease in net operating assets consisted of a decrease in receivables of $0.6 million. The decrease in receivables related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly from the prior period.

Inventories consist of the following (amounts in thousands):

                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                     2004             2004
                                                                                    -------         -------
         Raw materials..........................................................    $ 8,076         $ 5,462
         Work-in-process........................................................        957           1,177
         Finished goods.........................................................     19,379          18,317
         Supplies, spares and other.............................................      1,515             946
                                                                                    -------         -------
                                                                                    $29,927         $25,902
                                                                                    =======         =======

Cash Used For Investing Activities
----------------------------------

Net cash used for continuing investing activities for the three months ended December 31, 2004 was $2.3 million which consisted of capital expenditures. These expenditures related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

Net cash used for investing activities for the three months ended December 31, 2003 was $0.4 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. The Company expects capital expenditures to increase in connection with the restart of the Abilene carbon fiber lines, the expansion of its precursor facility in Hungary and the installation of additional carbon fiber lines to meet the increased demand for carbon fiber. See 2005 refinancing for information related to additional funding for expansion.

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $5.7 million and $0.4 million for the three months ended December 31, 2004 and 2003, respectively. The various financing transactions for the first quarters of 2005 and 2004 are described above.

Future Contractual Obligations
------------------------------

A summary of significant contractual obligations is shown below. See Note 2 to the consolidated financial statements for discussion of the Company's debt agreements.

                                                                                LESS THAN                3-5     MORE THAN
                                                                      TOTAL      1 YEAR    1-3 YEARS    YEARS     5 YEARS
                                                                     -------     ------    ---------   -------    -------
         Convertible debentures...................................    40,850                $40,850
         Long-term debt, including current maturities.............    17,589        475      17,114    $     -    $     -
                                                                     -------     ------     -------    -------    -------
              Total debt..........................................    58,439        475      57,964          -          -
         Operating leases.........................................       232         58         174          -          -
                                                                     -------     ------     -------    -------    -------
              Total debt and operating leases.....................    58,671        533      58,138          -          -
              Contractural interest payments......................    11,088      4,400       6,688
         Purchase obligations.....................................     1,403      1,403           -          -          -
                                                                     -------     ------     -------    -------    -------
              Total contractual obligations.......................   $71,162     $6,336     $64,826    $     -    $     -
                                                                     =======     ======     =======    =======    =======

The future contractual obligations and debt could be reduced by $40 million in exchange for 6.4 million shares of common stock if all the convertible debt excluding the February 2005 transaction discussed in Note 2.

                                                  Conversion              Less than                  4-5       More than
                                                    price        Total     1 year     1-3 years     years       5 years
                                                  ----------   ---------   ------     ---------    --------    ---------
Total contractual obligation....................               $ 71,162   $ 6,336     $ 64,826      $    -      $     -
February 2003 issuance..........................    $ 3.25       (8,100)        -       (8,100)          -            -
January 2004 issuance...........................      5.40       (7,000)        -       (7,000)          -            -
March 2004 issuance.............................      6.25       (5,750)        -       (5,750)          -            -
October 2004 issuance...........................     12.00      (20,000)        -      (20,000)          -            -
Interest payments...............................                 (8,005)   (2,832)      (5,173)
                                                               --------   -------     --------      ------      -------
     Total contractual obligations assuming
       conversion...............................               $ 22,307   $ 3,504     $ 18,803      $    -      $     -
                                                               ========   =======     ========      ======      =======

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. During the third quarter of fiscal 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. The Company has accrued $1.1 million in respect of the possible liability in this matter. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow.

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

In October 2004, the government passed the "Homeland Investment Act," which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate and created a new deduction for U.S. manufacturers related to qualified production activities for income tax purposes. The Company is still considering the implications and evaluating whether the Company will repatriate funds from its Hungarian subsidiary.

In December 2004, the FASB issued interpretation No. 123-R "Accounting for Stock-Based Compensation" (FAS No. 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. FAS No. 123-R will apply to all equity instruments awarded, modified or repurchased after June 15, 2005. The Company is currently evaluating the effect of this interpretation on the Company's financial statements when implemented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. However, the February 2005 convertible debt issuance of $20.0 million bears interest at a variable rate and the Company plans to address the risk issue. At December 31, 2004, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's variable rate debt would result in a $0.5 million increase in interest expense based on the debt levels at December 31, 2004.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. Dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. Dollars using period-end exchange rates was $35.4 million and $35.4 million at December 31, 2004 and 2003, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at December 31, 2004 and 2003 amounted to $3.5 million and $3.5 million, respectively. As of December 2004, the Company has a long-term loan with its Zoltek Rt. subsidiary of $5,730,670. The loan will be repaid in U.S. Dollars over time. The Company could realize gain or loss on the loan as the value of the Forint increases or decreases against the U.S. Dollar. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt.

                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to re-activate its formerly idle manufacturing facilities on a timely and cost-effective basis, to meet current order levels for carbon fibers, successfully add new capacity for the production of carbon fiber and precursor raw material, execute plans to exit its specialty products business and reduce costs, achieve profitable operations, raise new capital and increase its borrowing at acceptable costs, manage changes in customers' forecasted requirements for the Company's products, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them, and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant's management, including the registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant's disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the registrant's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth under Item 5 of this Part II is incorporated herein by this reference.

Item 5. Other Information.

On February 9, 2005, the Company completed the private placement (the "Private Placement") of $20 million aggregate principal amount of Senior Convertible Notes (the "Notes") pursuant to the terms of a Loan and Warrant Agreement, dated as of February 9, 2005, among the Company, the lenders parties thereto ("Lenders") and an administrative agent ("Agent") for the Lenders (the "Loan Agreement"), a copy of which is attached hereto as
Exhibit 4.1.

The Notes, the form of which is attached hereto as Exhibit 4.2, are convertible into shares of the Company's Common Stock at a conversion price of $20.00 (subject to possible adjustment). The Notes bear interest at the rate of six-month LIBOR plus 4% per annum, payable quarterly. Principal of the Notes is due and payable on August 9, 2008.

Pursuant to the Loan Agreement, the Company also issued to the Lenders warrants to purchase up to 457,142 additional shares of the Company's Common Stock (the "Warrants"). The Warrants, the form of which is attached hereto as Exhibit 4.3, are exercisable during a 4-year term ending on February 9, 2009 and have an exercise price equal to $17.50 (subject to adjustment).

The conversion price of the Notes and the exercise price of the Warrants are both subject to adjustment under certain circumstances, as set forth in the Notes and the Warrants. The number of shares of Common Stock issuable under the Notes and the Warrants are subject to the occurrences of certain events described therein such as the declaration by the Company of a stock dividend, a subdivision or combination of its outstanding shares of Common Stock, a reclassification of the outstanding securities of the Company (including due to reorganization of the Company itself) or the issuance of common equity securities at a price less than the applicable conversion or exercise price.

Pursuant to the Loan and Warrant Agreement, subject to certain exceptions the Company will generally be restricted from incurring additional indebtedness until such time as the Company shall have granted to the Lenders a first priority lien on Company's headquarters facility and the Company's leasehold on its Missouri Research Park facility and a second priority lien on the Company's interest in its Abilene, Texas facility.

All of the Lenders were "Accredited Investors," as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the securities offered and sold in the Private Placement have not been registered under the Securities Act and were sold without registration in reliance upon the exemption from securities registration under both Rule 506 of Regulation D and Section 4(2) of the Securities Act. Pursuant to the terms of the Private Placement, the Company has entered into a Registration Rights Agreement with the Lenders, a copy of which is attached hereto as
Exhibit 4.4 ("Registration Rights Agreement"), pursuant to which the Lenders shall have the right to demand registration of the Common Stock and to participate in certain subsequent offerings of securities by the Company or other shareholders.

The foregoing summary of the Private Placement is qualified in its entirety by the Loan Agreement, Notes, Warrants and the Registration Rights Agreement, and should be read in conjunction with, the exhibits attached hereto of such documents.

Item 6. Exhibits

See Exhibit Index


                                  SIGNATURE
                                  ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Zoltek Companies, Inc.
                                                       (Registrant)

Date: February 9, 2005                        By:    /s/ KEVIN SCHOTT
      ----------------                           ---------------------------
                                                        Kevin Schott
                                                   Chief Financial Officer



                                Exhibit Index
                                -------------

   Exhibit No.                             Description
   -----------                             -----------

       4.1 Loan and Warrant Agreement, dated as of February 9, 2005, by and among the Registrant, the Lenders and the Agent.

       4.2          Form of Senior Convertible Note, dated as of February 9,
                    2005

       4.3          Form of Warrant, dated as of February 9, 2005

       4.4          Form of Registration Rights Agreement, dated as of
                    February 9, 2005.

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