Form 10-Q
period 2005-03-31
ZOLTEK COMPANIES INC
filed 2005-05-24
CIK 890923

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549




                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 2005              Commission  File  No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 13, 2005, 18,895,305 shares of Common Stock, $.01 par value, were outstanding.

EXPLANATORY NOTE
----------------

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company has determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the quarter ended March 31, 2004 and to accounts receivable, net that increased other expenses by $0.2 million in the quarter ended September 30, 2004.

The impact of the restatements related to the change in accounting for the conversion feature and the related warrants are summarized below:

For the quarter ended March 31, 2004, the loss on the fair value of the warrants and conversion feature and increased amortization expense, increased the net loss by $5.7 million. This result, increased our basic and diluted loss per share from $.23 to $.59 for the quarter end March 31, 2004 and from $0.46 to $0.82 for the six months ended March 31, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

For the quarter ended June 30, 2004, there was a gain on the fair value of the warrants and conversion feature, partially offset by the increase in amortization expense that decreased the previously reported net loss by $4.3 million. This result decreased our basic loss per share from a loss of $0.22 to income of $0.04 and diluted loss per share from a loss of $0.22 to a loss of $0.11 for the quarter end June 30, 2004. The Company's previously reported long-term and total liabilities increased by $7.7 million with a corresponding decrease in the Company's equity.

For the quarter ended September 30, 2004, the loss on the fair value of the warrants and conversion feature and increased amortization expense increased the previously reported net loss by $4.3 million. This result increased our basic and diluted loss per share from $0.34 to $0.62 for the quarter ended September 30, 2004.

For the fiscal year ended September 30, 2004, the loss on the fair value of warrants and conversion feature and increased amortization expense increased the previously reported net loss by $5.7 million. This result increased our basic and diluted loss per share from $1.02 to $1.40 for the fiscal year ended September 30, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

For the quarter ended December 31, 2004, the loss on the fair value of warrants and conversion feature and increased amortization expense, increased the previously reported net loss by $26.4 million. This result increased our basic and diluted loss per share from $0.21 to $1.82 for the quarter ended December 31, 2004. The Company's previously reported long-term and total liabilities increased by $40.9 million with a corresponding decrease in the Company's equity.

The foregoing adjustments do not affect previously recorded net sales, operating loss or cash flows from continuing operations. Furthermore, these adjustments do not affect previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

As a result of the restatement, the Company intends to file an amended Form 10-K for the year-ended September 30, 2004 and amended Form 10-Q reports for the periods ended June 30, 2004 and December 31, 2004.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                   ZOLTEK COMPANIES, INC.

                                                 CONSOLIDATED BALANCE SHEET
                                                 --------------------------
                                 (Amounts in thousands, except share and per share amounts)
                                                        (Unaudited)

                                                                                                MARCH 31,     SEPTEMBER 30,
ASSETS                                                                                            2005             2004
---------------------------------------------------------------------------------------------------------------------------
                                                                                                               (RESTATED-
                                                                                                               SEE NOTE 2)
Current assets:
     Cash and cash equivalents.................................................................$    1,344       $      267
     Accounts receivable, less allowance for doubtful accounts of $1,149 and
       $981, respectively......................................................................    11,756           11,611
     Inventories...............................................................................    29,535           25,902
     Other current assets......................................................................     1,400            1,167
                                                                                               ----------       ----------
          Total current assets.................................................................    44,035           38,947
Property and equipment, net....................................................................    85,012           80,414
Other assets...................................................................................     3,394            3,094
                                                                                               ----------       ----------
          Total assets.........................................................................$  132,441       $  122,455
                                                                                               ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................$    2,144       $      570
     Trade accounts payable....................................................................    11,690           13,257
     Notes payable.............................................................................     1,722            2,441
     Accrued expenses and other liabilities....................................................     6,126            5,877
                                                                                               ----------       ----------
          Total current liabilities............................................................    21,682           22,145
Other long-term liabilities....................................................................       167              357
Value of warrants and conversion feature associated with convertible debt issuances............    31,083           13,721
Long-term debt, less current maturities........................................................    29,008           42,002
                                                                                               ----------       ----------
          Total liabilities....................................................................    81,940           78,225
                                                                                               ----------       ----------
Commitments and contingencies (Notes 2)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       18,858,795 and 16,307,338 shares issued and outstanding, respectively...................       189              163
     Additional paid-in capital................................................................   142,320          109,524
     Accumulated deficit.......................................................................   (83,129)         (55,312)
     Accumulated other comprehensive loss......................................................    (8,879)         (10,145)
                                                                                               ----------       ----------
          Total shareholders' equity...........................................................    50,501           44,230
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ..........................................$  132,441       $  122,455
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


                                                      ZOLTEK COMPANIES, INC.

                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                               ------------------------------------
                                          (Amounts in thousands, except per share data)
                                                           (Unaudited)


                                                                       THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                                             2005         2004              2005         2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       (RESTATED-                     (RESTATED-
                                                                                       SEE NOTE 2)                    SEE NOTE 2)
Net sales................................................................$    15,772  $    11,537       $    29,290  $    19,688
Cost of sales, excluding available unused capacity costs.................     14,860        9,523            27,256       16,526
Available unused capacity costs..........................................        524        1,259             1,049        2,686
Application and development costs........................................        824          758             1,652        1,504
Selling, general and administrative expenses.............................      1,612        1,342             3,023        2,940
                                                                         -----------  -----------       -----------  -----------
     Operating loss from continuing operations...........................     (2,048)      (1,345)           (3,690)      (3,968)
Other income (expense):
     Interest expense, excluding amortization of financing fees and
       debt discount.....................................................     (1,140)        (778)           (2,181)      (1,384)
     Amortization of financing fees and debt discount....................     (2,622)        (425)           (4,436)        (475)
     Gain (loss) on value of warrants and conversion feature.............      9,128       (5,574)          (16,426)      (5,574)
     Interest income.....................................................          -            -                 2           12
     Other, net..........................................................       (974)        (272)             (400)        (172)
                                                                         -----------  -----------       -----------  -----------
         Income (loss) from continuing operations before income taxes....      2,344       (8,394)          (27,131)     (11,561)
Income tax expense.......................................................        104          111               219          189
                                                                         -----------  -----------       -----------  -----------
Income (loss) from continuing operations.................................      2,240       (8,505)          (27,350)     (11,750)
Discontinued operations:
     Operating loss, net of taxes........................................        (94)      (1,192)             (467)      (1,638)
                                                                         -----------  -----------       -----------  -----------
         Loss on discontinued operations.................................        (94)      (1,192)             (467)      (1,638)
                                                                         -----------  -----------       -----------  -----------
Net income (loss)........................................................$     2,146  $    (9,697)      $   (27,817) $   (13,388)
                                                                         ===========  ===========       ===========  ============
Net income (loss) per share:
     Basic income (loss) per share:
         Continuing operations...........................................$      0.13  $     (0.52)      $    (1.60)  $     (0.72)
         Discontinued operations.........................................      (0.01)       (0.07)           (0.03)        (0.10)
                                                                         -----------  -----------       ----------   -----------
              Total......................................................$      0.12  $     (0.59)      $    (1.63)  $     (0.82)
                                                                         ===========  ===========       ==========   ===========

     Diluted income (loss) per share:
         Continuing operations...........................................$     (0.02) $     (0.52)      $    (1.60)  $     (0.72)
         Discontinued operations.........................................      (0.01)       (0.07)           (0.03)        (0.10)
                                                                         -----------  -----------       ----------   -----------
              Total......................................................$     (0.03) $     (0.59)      $    (1.63)  $     (0.82)
                                                                         ===========  ===========       ==========   ===========


Weighted average common shares outstanding - basic.......................     17,783       16,341           17,107        16,326
Weighted average common shares outstanding - diluted.....................     23,425       16,341           17,107        16,326






                      The accompanying notes are an integral part of the consolidated financial statements.


                                                 ZOLTEK COMPANIES, INC.

                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               ---------------------------------------------------------
                                                 (Amounts in thousands)
                                                      (Unaudited)

                                     Total Share-              Add'l    Accumulated Other
                                       holders'    Common     Paid-In     Comprehensive    Accumulated    Comprehensive
                                        Equity     Stock      Capital          Loss          Deficit      Income (Loss)
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004
   (Restated-See Note 2)...........  $   44,230    $ 163     $ 109,524      $ (10,145)      $ (55,312)
Net loss...........................     (27,817)       -             -              -         (27,817)     $ (27,817)
Foreign currency translation
  adjustment.......................       1,266        -             -          1,266               -          1,266
                                                                                                           ---------
         Comprehensive loss........                                                                        $ (26,551)
                                                                                                           =========
Value of warrants and conversion
  feature at time of conversion....      24,505        -        24,505              -               -
Unamortized value of convertible debt
  discount at time of conversion...      (5,463)       -        (5,463)
Warrants exercised.................         704        1           703              -               -
Convertible debt converted.........      13,050       22        13,028              -               -
Interest paid in stock.............          92        -            92              -               -
Issuance cost related to convertible
  debt conversions.................        (401)                  (401)
Exercise of stock options..........         335        3           332              -               -
                                     ----------    -----     ---------      ---------       ---------
Balance, March 31, 2005............  $   50,501    $ 189     $ 142,320      $  (8,879)      $ (83,129)
                                     ==========    =====     =========      =========       =========









                 The accompanying notes are an integral part of the consolidated financial statements.

                                                  ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                  (Amounts in thousands)
                                                        (Unaudited)

                                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                                  2005             2004
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                (RESTATED-
                                                                                                                SEE NOTE 2)
Cash flows from operating activities:
      Net loss.................................................................................$ (27,817)       $ (13,388)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Loss from discontinued operations...................................................      467            1,638
           Depreciation and amortization.......................................................    2,606            2,848
           Amortization of financing fees and debt discount....................................    4,436              475
           Loss on value of warrants and conversion feature....................................   16,426            5,574
           Foreign currency transaction losses.................................................      148              120
           Other, net..........................................................................      (44)             (37)
           Changes in assets and liabilities:
                 Increase in accounts receivable...............................................   (1,305)            (585)
                 (Increase) decrease in inventories............................................   (4,013)             167
                 Decrease (increase) in other assets...........................................    1,029             (768)
                 Increase in trade accounts payable............................................      677            1,618
                 Decrease in accrued expenses and other liabilities............................      (90)          (1,804)
                 Increase (decrease) in other long-term liabilities............................     (336)             352
                                                                                               ---------        ---------
                      Total adjustments........................................................   20,001            9,598
                                                                                               ---------        ---------
      Net cash used in continuing operations...................................................   (7,816)          (3,790)
      Net cash used in discontinued operations.................................................     (588)            (888)
                                                                                               ---------        ---------
      Net cash used in operating activities....................................................   (8,404)          (4,678)
                                                                                               ---------        ---------

Cash flows from investing activities:
           Payments for purchase of property and equipment.....................................   (5,777)          (3,055)
           Proceeds from sale of property and equipment........................................      145              247
                                                                                               ---------        ---------
      Net cash used in investing activities....................................................   (5,632)          (2,808)
                                                                                               ---------        ---------

Cash flows from financing activities:
           Proceeds from exercise of stock options and warrants................................      937              124
           Proceeds from issuance of convertible debt..........................................   40,000           12,000
           Proceeds from issuance of notes payable.............................................        -            7,198
           Proceeds from issuance of note payable to related party.............................        -            1,150
           Payment of financing fees...........................................................   (2,188)            (966)
           Repayment of notes payable and long-term debt.......................................  (23,637)         (10,835)
                                                                                               ---------        ---------
Net cash provided by financing activities......................................................   15,112            8,671
Effect of exchange rate changes on cash........................................................        1               29
                                                                                               ---------        ---------
Net increase in cash...........................................................................    1,077            1,214
Cash and cash equivalents at beginning of period...............................................      267              838
                                                                                               ---------        ---------
Cash and cash equivalents at end of period.....................................................$   1,344        $   2,052
                                                                                               =========        =========

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest..................................................................................$   1,411        $   1,420
     Income taxes..............................................................................$       -        $       -


                   The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ------------------------------------------------------

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2004 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004. However, certain amounts in the prior period financial statements relating to accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 have been restated, as discussed in Note 2 - Restatement. The Company intends to file an amended Form 10-K for the year-ended September 30, 2004 and amended Form 10-Q reports for the periods ended June 30, 2004 and December 31, 2004. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufactured textile acrylic and nylon fibers and yarns. These divisions had been included in the Specialty Products segment (see Note 7). The prior period financial statements have been conformed to current year discontinued operations presentation.

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

Revenue Recognition
-------------------

Sales transactions are initiated through customer purchase order or sales agreement which includes fixed pricing terms. The Company recognizes sales for manufactured products on the date title to the sold product transfers to the customer, which is either the shipping date or the date consumed by the customer if sold on consignment. Revenues generated by its Entec Composite Machines subsidiary are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date which include change orders, revisions to estimates and provisions for anticipated losses on contracts. Manufactured products are accepted prior to shipment and thus an allowance for returns is not accrued as historical returns have not been material. The Company reviews its accounts receivable on a monthly basis to identify any specific customers for collectibility issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations.

2.   RESTATEMENT

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company has determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the quarter ended March 31, 2004 and to accounts receivable, net that increased other expenses by $0.2 million in the quarter ended September 30, 2004.

The impact of the restatements related to the change in accounting for the conversion feature and the related warrants are summarized below:

For the quarter ended March 31, 2004, the loss on the fair value of the warrants and conversion feature and increased amortization expense, increased the net loss by $5.7 million. This result, increased our basic and diluted loss per share from $.23 to $.59 for the quarter end March 31, 2004 and from $0.46 to $0.82 for the six months ended March 31, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

For the quarter ended June 30, 2004, there was a gain on the fair value of the warrants and conversion feature, partially offset by the increase in amortization expense that decreased the previously reported net loss by $4.3 million. This result decreased our basic loss per share from a loss of $0.22 to income of $0.04 and diluted loss per share from a loss of $0.22 to a loss of $0.11 for the quarter end June 30, 2004. The Company's previously reported long-term and total liabilities increased by $7.7 million with a corresponding decrease in the Company's equity.

For the quarter ended September 30, 2004, the loss on the fair value of the warrants and conversion feature and increased amortization expense increased the previously reported net loss by $4.3 million. This result increased our basic and diluted loss per share from $0.34 to $0.62 for the quarter ended September 30, 2004.

For the fiscal year ended September 30, 2004, the loss on the fair value of warrants and conversion feature and increased amortization expense increased the previously reported net loss by $5.7 million. This result increased our basic and diluted loss per share from $1.02 to $1.40 for the fiscal year ended September 30, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

For the quarter ended December 31, 2004, the loss on the fair value of warrants and conversion feature and increased amortization expense, increased the previously reported net loss by $26.4 million. This result increased our basic and diluted loss per share from $0.21 to $1.82 for the quarter ended December 31, 2004. The Company's previously reported long-term and total liabilities increased by $40.9 million with a corresponding decrease in the Company's equity.

The foregoing adjustments do not affect previously recorded net sales, operating loss or cash flows from continuing operations. Furthermore, these adjustments do not affect previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

As a result of the restatement, the Company intends to file an amended Form 10-K for the year-ended September 30, 2004 and amended Form 10-Q reports for the periods ended June 30, 2004 and December 31, 2004. The following tables summarize in a condensed format, the consolidated financial statements as previously reported and as restated for the fiscal year ended September 30, 2004 and the quarters ended March 31, June 30, September 30, and December 31, 2004. The previously reported amounts for the periods ended March 31, 2004 and September 30, 2004 have been adjusted for discontinued operations presentation discussed in Note 4.

                                                                                   MARCH 31, 2004               MARCH 31, 2004
                                                                                   --------------               --------------
                                                                                    AS                          AS
                                                                                PREVIOUSLY       AS         PREVIOUSLY       AS
Consolidated Statement of Operations                                             REPORTED    RESTATED        REPORTED     RESTATED
------------------------------------                                             --------    --------        --------     --------
Operating loss from continuing operations.......................................$ (1,345)    $ (1,345)      $  (3,968)   $  (3,968)
Interest expense, excluding amortization of financing fees and debt discount....    (778)        (778)         (1,384)      (1,384)
Amortization of financing fees and debt discount................................    (290)        (425)           (341)        (475)
Loss on value of warrants and conversion feature................................       -       (5,574)              -       (5,574)
Other net and interest income...................................................    (128)        (272)            (16)        (160)
                                                                                --------     --------       ---------    ---------
Loss from continuing operations before income taxes.............................  (2,541)      (8,394)         (5,709)     (11,561)
Income taxes....................................................................     111          111             189          189
                                                                                --------     --------       ---------    ---------
Loss from continuing operations.................................................  (2,652)      (8,505)         (5,898)     (11,750)
Loss from discontinued operations...............................................  (1,192)      (1,192)         (1,638)      (1,638)
                                                                                --------     --------       ---------    ---------
Net loss........................................................................$ (3,844)    $ (9,697)      $  (7,536)   $ (13,388)
                                                                                ========     ========       =========    =========
Basic and diluted loss per share:
     Continuing operations......................................................$  (0.16)    $  (0.52)      $   (0.36)   $   (0.72)
     Discontinued operations....................................................   (0.07)        (.07)          (0.10)       (0.10)
                                                                                --------     --------       ---------    ---------
         Total..................................................................$  (0.23)    $  (0.59)      $   (0.46)   $   (0.82)
                                                                                ========     ========       =========    =========

                                                                                  MARCH 31, 2004
                                                                                  --------------
                                                                                  AS
                                                                              PREVIOUSLY        AS
Consolidated Balance Sheet                                                     REPORTED      RESTATED
--------------------------                                                     --------      --------
Total current assets..........................................................$   41,808    $  41,808
Property and equipment, net...................................................    79,652       79,528
Other assets..................................................................     3,346        3,326
                                                                              ----------    ---------
Total assets..................................................................$  124,806    $ 124,662
                                                                              ==========    =========
Total current liabilities.....................................................$   35,991    $  35,991
Other long-term liabilities...................................................       822          822
Value of warrants and conversion feature associated with
  convertible debentures......................................................         -       14,375
Long-term debt, less current maturities ......................................    22,657       20,269
                                                                              ----------     --------
Total liabilities.............................................................    59,470       71,457
Common stock..................................................................       163          163
Additional paid in capital....................................................   115,693      109,414
Accumulated deficit...........................................................   (40,041)     (45,893)
Accumulated other comprehensive loss..........................................   (10,479)     (10,479)
                                                                              ----------    ---------
Total shareholders' equity....................................................    65,336       53,205
                                                                              ----------    ---------
Total liabilities and shareholders' equity....................................$  124,806    $ 124,662
                                                                              ==========    =========

                                                                                                               NINE MONTHS ENDED
                                                                                   JUNE 30, 2004                 JUNE 30, 2004
                                                                                   -------------                 -------------
                                                                                    AS                          AS
                                                                                PREVIOUSLY      AS          PREVIOUSLY       AS
Consolidated Statement of Operations                                             REPORTED    RESTATED        REPORTED     RESTATED
------------------------------------                                             --------    --------        --------     --------
Operating loss from continuing operations.......................................$   (646)    $   (646)      $  (4,615)   $  (4,615)
Interest expense, excluding amortization of financing fees and debt discount....    (882)        (882)         (2,266)      (2,266)
Amortization of financing fees and debt discount................................    (710)      (1,046)         (1,051)      (1,522)
Gain or (loss) on value of warrants and conversion feature......................       -        4,627               -         (947)
Other net and interest income...................................................     121          121             105          (38)
                                                                                --------     --------       ---------    ---------
(Loss) income from continuing operations before income taxes....................  (2,117)       2,174          (7,827)      (9,388)
Income taxes....................................................................     135          135             324          324
                                                                                --------     --------       ---------    ---------
Income (loss) from continuing operations........................................  (2,252)       2,039          (8,151)      (9,712)
Net loss from discontinued operations...........................................  (1,286)      (1,286)         (2,923)      (2,923)
                                                                                --------     --------       ---------    ---------
Net income (loss)...............................................................$ (3,538)    $    753       $ (11,074)   $ (12,635)
                                                                                ========     ========       =========    =========
Basic and diluted income (loss) per share:
     Continuing operations - basic..............................................$  (0.14)    $   0.12       $   (0.50)   $   (0.59)
     Continuing operations - diluted............................................       -        (0.03)              -            -
     Discontinued operations - basic and diluted................................   (0.08)       (0.08)          (0.18)       (0.18)
                                                                                --------     --------       ---------    ---------
         Total - basic..........................................................$  (0.22)    $   0.04       $   (0.68)   $   (0.77)
                                                                                ========     ========       =========    =========
         Total - diluted........................................................$  (0.22)    $  (0.11)      $   (0.68)   $   (0.77)
                                                                                ========     ========       =========    =========


                                                                                    JUNE 30, 2004
                                                                                    -------------
                                                                                    AS
                                                                                PREVIOUSLY      AS
Consolidated Balance Sheet                                                       REPORTED    RESTATED
--------------------------                                                       --------    --------
Total current assets..........................................................$   39,319    $  39,319
Property and equipment........................................................    78,750       78,626
Other assets..................................................................     3,029        3,009
                                                                              ----------    ---------
Total assets..................................................................$  121,098    $ 120,954
                                                                              ==========    =========
Total current liabilities.....................................................$   34,636    $  34,636
Other long-term liabilities...................................................     1,517        1,517
Value of warrants and conversion feature associated with
  convertible debentures......................................................         -        9,748
Long-term debt, less current maturities ......................................    23,825       21,773
                                                                              ----------     --------
Total liabilities.............................................................    59,978       67,674
Common stock..................................................................       163          163
Additional paid in capital....................................................   115,747      109,468
Accumulated deficit...........................................................   (43,579)     (45,140)
Accumulated other comprehensive loss..........................................   (11,211)     (11,211)
                                                                              ----------    ---------
Total shareholders' equity....................................................    61,120       53,280
                                                                              ----------    ---------
Total liabilities and shareholders' equity....................................$  121,098    $ 120,954
                                                                              ==========    =========

                                                                                                                   YEAR ENDED
                                                                                 SEPTEMBER 30, 2004           SEPTEMBER 30, 2004
                                                                                 ------------------           ------------------
                                                                                    AS                          AS
                                                                                PREVIOUSLY      AS          PREVIOUSLY       AS
Consolidated Statement of Operations                                             REPORTED    RESTATED        REPORTED     RESTATED
------------------------------------                                             --------    --------        --------     --------
Operating loss from continuing operations.......................................$   (870)    $   (870)      $  (5,485)   $  (5,485)
Interest expense, excluding amortization of financing fees and debt discount....  (1,163)      (1,163)         (3,429)      (3,429)
Amortization of financing fees and debt discount................................    (720)      (1,055)         (1,771)      (2,577)
Loss on value of warrants and conversion feature................................       -       (3,973)              -       (4,920)
Other net and interest income...................................................     106          (95)            210         (134)
                                                                                --------     --------       ---------    ---------
Loss from continuing operations before income taxes.............................  (2,647)      (7,156)        (10,475)     (16,545)
Income taxes....................................................................     110          110             434          434
                                                                                --------     --------       ---------    ---------
Loss from continuing operations.................................................  (2,757)      (7,266)        (10,909)     (16,979)
Loss from discontinued operations...............................................  (2,906)      (2,905)         (5,828)      (5,828)
                                                                                --------     --------       ---------    ---------
Net loss........................................................................$ (5,663)    $(10,171)      $ (16,737)   $ (22,807)
                                                                                ========     ========       =========    =========
Basic and diluted loss per share:
     Continuing operations......................................................$  (0.17)    $  (0.44)      $   (0.67)   $   (1.04)
     Discontinued operations....................................................   (0.17)       (0.18)          (0.35)       (0.36)
                                                                                --------     --------       ---------    ---------
         Total..................................................................$  (0.34)    $  (0.62)      $   (1.02)   $   (1.40)
                                                                                ========     ========       =========    =========


                                                                                 SEPTEMBER 30, 2004
                                                                                 ------------------
                                                                                    AS
                                                                                PREVIOUSLY      AS
Consolidated Balance Sheet                                                       REPORTED    RESTATED
--------------------------                                                       --------    --------
Cash............................................................................$     267    $     267
Accounts receivable.............................................................   11,811       11,611
Inventories.....................................................................   25,902       25,902
Other current assets............................................................    1,167        1,167
                                                                                ---------    ---------
Total current assets............................................................   39,147       38,947
Property and equipment..........................................................   80,538       80,414
Other assets....................................................................    3,114        3,094
                                                                                ---------    ---------
Total assets....................................................................  122,799      122,455
Total current liabilities.......................................................   22,145       22,145
Other long-term liabilities.....................................................      357          357
Value of warrants and conversion feature associated with
   convertible debentures.......................................................        -       13,721
Long-term debt, less current maturities.........................................   43,718       42,002
                                                                                ---------    ---------
Total liabilities...............................................................   66,220       78,225
Common stock....................................................................      163          163
Additional paid in capital......................................................  115,803      109,524
Accumulated deficit.............................................................  (49,242)     (55,312)
Accumulated other comprehensive loss............................................  (10,145)     (10,145)
                                                                                ---------    ---------
Total shareholders' equity......................................................   56,579       44,230
                                                                                ---------    ---------
Total liabilities and shareholders' equity......................................$ 122,799    $ 122,455
                                                                                =========    =========


                                                                                  DECEMBER 31, 2004
                                                                                  -----------------
                                                                                    AS
                                                                                PREVIOUSLY      AS
Consolidated Statement of Operations                                             REPORTED    RESTATED
------------------------------------                                             --------    --------
Operating loss from continuing operations.......................................$ (1,642)    $ (1,642)
Interest expense, excluding amortization of financing fees and debt discount....  (1,107)      (1,107)
Amortization of financing fees and debt discount................................    (904)      (1,815)
Loss on value of warrants and conversion feature and discount write-off.........       -      (25,518)
Other net and interest income...................................................     641          641
                                                                                --------     --------
Loss from continuing operations before income taxes.............................  (3,012)     (29,441)
Income taxes....................................................................     115          115
                                                                                --------     --------
Loss from continuing operations.................................................  (3,127)     (29,556)
Loss from discontinued operations...............................................    (373)        (373)
                                                                                --------     --------
Net loss........................................................................$ (3,500)    $(29,929)
                                                                                ========     ========
Basic and diluted loss per share:
     Continuing operations......................................................$  (0.19)    $  (1.80)
     Discontinued operations....................................................   (0.02)       (0.02)
                                                                                --------     --------
         Total..................................................................$  (0.21)    $  (1.82)
                                                                                ========     ========

                                                                                 DECEMBER 31, 2004
                                                                                 -----------------
                                                                                   AS
                                                                               PREVIOUSLY       AS
Consolidated Balance Sheet                                                      REPORTED     RESTATED
--------------------------                                                      --------     --------
Cash............................................................................$    430     $    430
Accounts receivable.............................................................  11,393       11,193
Inventories.....................................................................  29,927       29,927
Other current assets............................................................   2,216        2,216
                                                                                --------     --------
Total current assets............................................................  43,966       43,766
Property and equipment..........................................................  85,334       85,210
Other assets....................................................................   3,616        3,596
                                                                                --------     --------
Total assets....................................................................$132,916     $132,572
                                                                                ========     ========
Total current liabilities.......................................................$ 23,259     $ 23,259
Other long-term liabilities.....................................................     190          190
Value of warrants and conversion feature associated with
   convertible debentures.......................................................       -       49,430
Long-term debt, less current maturities ........................................  51,097       42,599
                                                                                --------     --------
Total liabilities...............................................................  74,546      115,478
Common stock....................................................................     165          165
Additional paid in capital...................................................... 118,383      109,606
Accumulated deficit............................................................. (52,742)     (85,241)
Accumulated other comprehensive loss............................................  (7,436)      (7,436)
                                                                                --------     --------
Total shareholders' equity......................................................  58,370       17,094
                                                                                --------     --------
Total liabilities and shareholders' equity......................................$132,916     $132,572
                                                                                ========     ========

3.   FINANCING

Management will seek to fund its near-term operations from the sale of excess inventories, continued aggressive management of the Company's working capital and existing borrowing capacity under the Company's revolving credit facility. As the demand for carbon fiber continues to increase, the Company will need additional financing to execute its capacity expansion program. Based upon these forecasts, borrowing capacity, and the completion of the transaction discussed in "--Fiscal 2005 Refinancing" below, the Company believes it has sufficient cash flows to continue operations for at least the next 12 months.

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past four fiscal years and the first six months of the current fiscal year. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

The Company anticipates it will require further financing in 2006 to support its announced capacity expansion program.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities and maintain an effective registration statement for a period of time. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;"
which require the Company to separately account for the warrants and conversion feature as derivatives. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly and six-month financial results ended
March 31, 2005 and 2004.

                                                        THREE MONTHS ENDED MARCH 31, 2005         SIX MONTHS ENDED MARCH 31, 2005
                                                        ---------------------------------         -------------------------------
                                                                   CONVERSION                               CONVERSION
                                                        WARRANTS    FEATURES      TOTAL         WARRANTS     FEATURES       TOTAL
                                                        --------    --------      -----         --------     --------       -----
January 2004 issuance - mark to market .................$    783   $  (1,003)   $   (220)       $  (1,032)  $   (8,164)  $  (9,196)
March 2004 issuance - mark to market ...................     522        (778)       (256)            (727)      (5,684)     (6,411)
October 2004 issuance - mark to market .................   1,005       3,604       4,609           (1,392)      (4,422)     (5,814)
February 2005 issuance - mark to market ................   1,637       3,358       4,995            1,637        3,358       4,995
                                                        --------   ---------    --------        ---------   ----------   ---------
         Totals.........................................$  3,947   $   5,181    $  9,128        $  (1,514)  $  (14,912)  $ (16,426)
                                                        ========   =========    ========        =========   ==========   =========

                                                     THREE AND SIX MONTHS ENDED MARCH 31, 2004
                                                     -----------------------------------------
                                                              (RESTATED-SEE NOTE 2)
                                                                    CONVERSION
                                                         WARRANTS    FEATURES      TOTAL
                                                         --------    --------      -----
January 2004 issuance - mark to market .................  (1,144)     (4,430)     (5,574)

Fiscal 2005 Refinancing
-----------------------

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4% which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand.

During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock which was recorded into equity. The Company also recorded into equity at the time of conversion the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company wrote off the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

The repayment of the $6.0 million mortgage note described above had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

In December 2004, the Company's U.S. bank extended the maturity and waived the financial covenants of the Company's revolving credit loan, term loan and mortgage on an existing property to January 1, 2006. The Company's U.S. bank also increased the amount available under the revolving credit loan by $0.5 million to $5.5 million and increased the term loan by $0.1 million to $0.8 million. The principal of the term loan is payable on a quarterly basis of $0.1 million with the remainder of the principal due at the maturity date of January 1, 2006 and is therefore classified current. The mortgage is payable on a monthly basis of $15,344 of principal and interest with the remainder of the principal due at the maturity date of January 1, 2006 and is therefore classified as current.

Fiscal 2004 Refinancing
-----------------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into 1,295,954 shares of common stock at the date of issuance at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and the conversion feature, at the time of issuance, was $3.0 million and will be amortized over the life of the convertible debt. Proceeds from the issuance of these convertible debentures were used for working capital purposes. As previously discussed the convertible debentures have been converted into the Company's stock during the quarter ended March 31, 2005.

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

Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The note provided for payment of interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of fiscal 2004 and the $0.5 million was released from escrow. As previously discussed, the mortgage note was repaid during the quarter ended March 31, 2005.

In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and have been converted into 895,908 shares of common stock at a conversion price of $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the debt discount associated with the warrants and conversion feature, at the time of issuance, was $5.7 million and will be amortized over the life of the convertible debt. Proceeds from the issuance of these convertible debentures are being used for working capital and capital expenditures. As previously discussed the convertible debentures have been converted into the Company's stock during the quarter ended March 31, 2005.

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                (1)FEBRUARY 2003   JANUARY 2004   MARCH 2004     OCTOBER 2004   FEBRUARY 2005
                                                   -------------   ------------   ----------     ------------   -------------
Amount of debenture (millions)...................    $8.1            $7.0         $5.75            $20.0          $20.0
Per share conversion price on debenture..........    $3.25           $5.40        $6.25            $12.00         $20.00
Interest rate....................................    7.5%            6.0%         6.0%             7.0%           7.5%
Term of debenture................................    60 months       30 months    30 months        42 months      42 months
Warrants issued..................................    405,000         323,995      230,000          500,000        457,142
Term of warrant..................................    60 months       48 months    48 months        72 months      48 months
Per share exercise price of warrants.............    $5.00           $5.40        $7.50            $13.00         $17.50
Fair value per warrant at issuance...............    $0.93           $2.27        $5.43            $6.02          $10.47
Value per share conversion feature at issuance...    $3.11           $1.78        $5.06            $4.31          $10.47
Stock price on date of agreement.................    $1.58           $5.40        $9.53            $9.60          $16.68
Stock volatility at issuance.....................    100%            50%          61%              75%            84%
Dividend yield...................................    0.0%            0.0%         0.0%             0.0%           0.0%
Risk free interest rate at issuance..............    3.0%            2.78%        2.44%            3.71%          3.46%

--------------------------------
(1) The warrants issued in connection with the February 2003 convertible issuance meets the criteria of EITF 00-19 for equity classification as it does not contain similar registration rights obligations with respect to the underlying shares. The conversion feature does not require derivative accounting and no beneficial conversion feature exists on this issuance.

EARNINGS PER SHARE
------------------

The results of the Company reflected a net income in the second quarter ended March 31, 2005. An additional 5.6 million shares were included in calculating the diluted earnings per share. The additional shares related to issuance of convertible debt would be 4.1 million, warrants of 1.9 million of which 1.0 million would be dilutive using the treasury stock method and stock options of 1.1 million of which 0.5 million would be dilutive using the treasury stock method. Since, we are assuming the convertible debentures are converted any gains or losses related to these issuances must be removed from the statement of operations. Therefore, the second quarter ended March 2005 would reflect a loss from continuing operations of (.02) per share on a fully diluted basis.

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. bank is described above under "--Fiscal 2005 Refinancing." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2006. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $0.5 million at March 31, 2005 and are classified as current on the consolidated balance sheet.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.9 million at March 31, 2005. Due to the fiscal 2005 refinancing (see "--Refinancing"), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances in fiscal 2004 and 2005 have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at March 31, 2005.

Long-term debt consists of the following (amounts in thousands):

                                                                                             MARCH 31,  SEPTEMBER 30,
                                                                                               2005         2004
                                                                                               ----         ----
                                                                                                         (RESTATED-
                                                                                                         SEE NOTE 2)
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15,392 to maturity in January 2006.......................$  1,571     $   1,419

     Non-interest bearing note payable (discounted at 8%) to the City of
          Abilene, Texas to be repaid from real estate and personal property tax abatements, maturing
          in February 2008...................................................................   1,796         1,781

                                                                                             MARCH 31,  SEPTEMBER 30,
                                                                                               2005         2004
                                                                                               ----         ----
                                                                                                         (RESTATED-
                                                                                                         SEE NOTE 2)
     Convertible debentures due February 2008 bearing interest at 7.0%.......................   7,800         8,100

     Revolving credit agreement, maturing in January 2006, bearing interest at prime
         plus 2.0% (prime rate at March 31, 2005 was 5.5%)...................................       -         5,000

     Term loan, $0.5 million payable in 2005, balance payable in January 2006,
          bearing interest at prime plus 2.0% (prime rate at March 31, 2005 was 5.5%)........     500           700

     Convertible debentures due June 2006 bearing interest at 6%.............................       -         7,000

     Convertible debentures due September 2006 bearing interest at 6%........................       -         5,750

     Convertible debentures due April 2008 bearing interest at 7.0%..........................  20,000             -

     Convertible debentures due August 2008 bearing interest at LIBOR plus 4%,
         as of March 31, 2005................................................................  20,000             -

     Mortgage payable with interest of 13.5% interest only payments
         maturity in January 2007............................................................       -         6,000

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................   2,913        13,568
                                                                                             --------      --------
         Total debt..........................................................................  54,580        49,318

         Less:  debt discount associated with conversion feature and warrants................ (23,428)       (6,746)

         Less:  amounts payable within one year..............................................  (2,144)         (570)
                                                                                             --------     ---------
     Total long-term debt ...................................................................$ 29,008     $  42,002
                                                                                             ========     =========

Value of derivative liabilities at:
-----------------------------------

                                                                   MARCH 31, 2005                      SEPTEMBER 30, 2004
                                                                   --------------                      ------------------
                                                                                                     (RESTATED-SEE NOTE 2)
                                                                   CONVERSION                               CONVERSION
                                                        WARRANTS    FEATURES      TOTAL          WARRANTS    FEATURES      TOTAL
                                                        --------    --------      -----          --------    --------      -----
January 2004 issuance  .................................$  2,878   $       -    $  2,878        $   1,844   $    6,351   $    8,195
March 2004 issuance  ...................................   1,925           -       1,925            1,198        4,328        5,526
October 2004 issuance...................................   4,400      11,605      16,005                -            -            -
February 2005 issuance..................................   3,126       7,149      10,275                -            -            -
                                                        --------   ---------    --------        ---------   ----------   ----------
         Totals.........................................$ 12,329   $  18,754    $ 31,083        $   3,042   $   10,679   $   13,721
                                                        ========   =========    ========        =========   ==========   ==========

4.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture textile acrylic and nylon fibers and yarns. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These divisions had been included in the specialty products segment (see Note 7). The wind-down of these production lines was substantially completed by February 1, 2005. Certain information with respect to the discontinued operations of the textile acrylic and nylon fibers divisions for the quarters and six months ended March 31, 2005 and 2004 is summarized as follows (amounts in thousands):

                                                                              THREE MONTHS               SIX MONTHS
                                                                             ENDED MARCH 31,           ENDED MARCH 31,
                                                                             ---------------           ---------------
                                                                            2005         2004         2005         2004
                                                                         ---------    ---------    ---------    ---------
         Net sales.....................................................  $     320    $   4,391    $   1,597    $   9,570
         Cost of sales.................................................        290        4,837        1,611       10,014
                                                                         ---------    ---------    ---------    ---------
              Gross profit (loss)......................................         30         (446)         (14)        (444)
         Selling, general and administrative expenses..................        (97)        (716)        (487)      (1,246)
                                                                         ---------    ---------    ---------    ---------
              Loss from operations.....................................        (67)      (1,162)        (501)      (1,690)
         Other income (loss)...........................................        (27)         (30)          34           52
                                                                         ---------    ---------    ---------    ---------
         Loss on discontinued operations...............................  $     (94)   $  (1,192)   $    (467)   $  (1,638)
                                                                         =========    =========    =========    =========

5.   COMPREHENSIVE LOSS

Comprehensive loss for the quarter and six months ended March 31, 2005 and 2004 was as follows (in thousands):

                                                                             THREE MONTHS                SIX MONTHS
                                                                            ENDED MARCH 31,            ENDED MARCH 31,
                                                                            ---------------            ---------------
                                                                           2005         2004          2005         2004
                                                                         ---------    ---------    ---------    ---------
                                                                                     (RESTATED-                (RESTATED-
                                                                                     SEE NOTE 2)               SEE NOTE 2)
         Net income (loss).............................................  $   2,146    $  (9,697)   $ (27,817)   $ (13,388)
         Foreign currency translation adjustment.......................     (1,443)         734        1,266        1,953
                                                                         ---------    ---------    ---------    ---------
         Comprehensive loss............................................  $     703    $  (8,963)   $ (26,551)   $ (11,435)
                                                                         =========    =========    =========    =========

6.   STOCK OPTION PLAN

At March 31, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first quarter of fiscal 2005, the Company granted 150,000 employee stock options with an exercise price that equaled the Company's stock price on the applicable date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                             THREE MONTHS                SIX MONTHS
                                                                            ENDED MARCH 31,            ENDED MARCH 31,
                                                                            ---------------            ---------------
                                                                           2005         2004          2005         2004
                                                                         ---------    ---------    ---------    ---------
                                                                                     (RESTATED-                 (RESTATED-
                                                                                     SEE NOTE 2)                SEE NOTE 2)
         Reported net income (loss)....................................  $   2,146    $  (9,697)   $ (27,817)   $ (13,388)
         Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of tax effects............................................      (70)         (92)        (140)        (105)
                                                                         ---------    ---------    ---------    ---------
         Pro forma net income (loss).....................................$   2,076    $  (9,789)   $ (27,957)   $ (13,493)
                                                                         =========    =========    =========    =========
         Reported basic income (loss) per share..........................$    0.12    $   (0.59)   $   (1.63)   $   (0.82)
                                                                         =========    =========    =========    =========
         Pro forma basic income (loss) per share.........................$    0.12    $   (0.60)   $   (1.63)   $   (0.83)
                                                                         =========    =========    =========    =========
         Reported diluted income (loss) per share........................$   (0.03)   $   (0.59)   $   (1.63)   $   (0.82)
                                                                         =========    =========    =========    =========
         Pro forma diluted income (loss) per share.......................$   (0.03)   $   (0.60)   $   (1.63)   $   (0.83)
                                                                         =========    =========    =========    =========

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumption:

                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                          --------------------------
         ASSUMPTIONS                                                                        2005              2004
         -----------                                                                    -----------        ----------
         Expected life of option.....................................................      6 years           6 years
         Risk-free interest rate.....................................................        4.25%             4.25%
         Volatility of stock.........................................................          77%               77%
         Expected dividend yield.....................................................           --                --

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

For the six months ended March 31, 2005 and 2004, the Company reported sales of $4.2 million and $3.2 million, respectively, and $2.1 million and $1.7 million, respectively, for the three months then ended, to a major aircraft brake manufacturer which was the only customer that represented greater than 10% of Company sales. There are no customers with a receivable balance in excess of 10% of the total Company balance.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of March 31, 2005 and September 30, 2004 and for the second quarter and six months, ended March 31, 2005 and 2004 (amounts in thousands):

                                                                             THREE MONTHS ENDED MARCH 31, 2005
                                                                             ---------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
Net sales............................................   $      8,226   $     4,651   $     2,895     $         -     $    15,772
Cost of sales, excluding available unused capacity...          8,472         3,896         2,492               -          14,860
Available unused capacity expenses...................            524             -             -               -             524
Operating (loss) income..............................         (1,432)          392          (211)           (797)         (2,048)
Depreciation and amortization expense................            924           224           132              25           1,305
Capital expenditures.................................          3,330            92             4               -           3,426

                                                                             THREE MONTHS ENDED MARCH 31, 2004
                                                                             ---------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
Net sales............................................   $      4,697   $     3,663   $     3,177     $         -     $    11,537
Cost of sales, excluding available unused capacity...          3,744         3,250         2,529                           9,523
Available unused capacity expenses...................          1,259             -             -               -           1,259
Operating (loss) income..............................         (1,370)          260           279            (510)         (1,345)
Depreciation and amortization expense................            689           197           428              23           1,337
Capital expenditures.................................          2,539           114            12             (80)          2,585

                                                                              SIX MONTHS ENDED MARCH 31, 2005
                                                                              -------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
Net sales............................................   $     15,278   $     8,429   $     5,583     $         -     $    29,290
Cost of sales, excluding available unused capacity...         15,547         6,865         4,844               -          27,256
Available unused capacity expenses...................          1,049             -             -               -           1,049
Operating (loss) income..............................         (3,114)          749            77          (1,402)         (3,690)
Depreciation and amortization expense................          1,816           463           273              54           2,606
Capital expenditures.................................          5,335           252           179              11           5,777




                                                                                  SIX MONTHS ENDED MARCH 31, 2004
                                                                                  -------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
Net sales............................................   $      7,769   $     6,484   $     5,435     $         -     $    19,688
Cost of sales, excluding available unused capacity...          6,689         5,496         4,341               -          16,526
Available unused capacity expenses...................          2,686             -             -               -           2,686
Operating (loss) income..............................         (3,299)          428           198          (1,295)         (3,968)
Depreciation and amortization expense................          1,808           353           637              50           2,848
Capital expenditures.................................          2,663           204           228             (40)          3,055

                                                                                       TOTAL ASSETS
                                                                                       ------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
March 31, 2005.......................................   $     89,719   $    23,056   $    11,107     $     8,559     $   132,441
September 30, 2004 (restated - see Note 2)...........         82,756        22,154        14,506           3,039         122,455

GEOGRAPHIC INFORMATION (IN THOUSANDS)
-------------------------------------

                                                            REVENUES                 REVENUES
                                                       THREE MONTHS ENDED        SIX MONTHS ENDED           LONG-LIVED ASSETS (1)
                                                       ------------------        ----------------           ---------------------
                                                      MARCH 31,  MARCH 31,      MARCH 31,    MARCH 31,     MARCH 31,  SEPTEMBER 30,
                                                        2005        2004          2005         2004           2005        2004
                                                        ----        ----          ----         ----           ----        ----
United States........................................$   5,418   $   5,497      $ 10,986     $ 10,412      $  47,728   $  46,582
Western Europe.......................................    6,141       2,185        10,867        2,920              -           -
Eastern Europe.......................................    2,864       2,924         5,635        5,067         37,284      33,832
Asia ................................................    1,349         931         1,802        1,264              -           -
Other................................................        -           -             -           25              -           -
                                                     ---------   ---------      --------     --------      ---------   ---------
Total................................................$  15,772   $  11,537      $ 29,290     $ 19,688      $  85,012   $  80,414
                                                     =========   =========      ========     ========      =========   =========

------------------------
(1) Property and equipment net of accumulated depreciation based on country location of assets.

8.   INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                         MARCH 31,      SEPTEMBER 30,
                                                                                            2005             2004
                                                                                         ---------      -------------
         Raw materials.................................................................  $  10,120        $   5,462
         Work-in-process...............................................................      1,058            1,177
         Finished goods................................................................     16,866           18,317
         Other.........................................................................      1,491              946
                                                                                         ---------        ---------
                                                                                         $  29,535        $  25,902
                                                                                         =========        =========

9.   NEW ACCOUNTING PRONOUNCEMENTS

In October 2004, the government passed the "American Jobs Creation Act," which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate and created a new deduction for U.S. manufacturers related to qualified production activities for income tax purposes. The Company is still considering the implications and evaluating whether the Company will repatriate funds from its Hungarian subsidiary.

In December 2004, the FASB issued interpretation No. 123-R "Accounting for Stock-Based Compensation" (SFAS No. 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. SFAS No. 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal year ends beginning after June 15, 2005, which would be October 1, 2005 for the Company. The Company is currently evaluating the effect of this interpretation on the Company's financial statements when implemented.

10.  COMMITMENTS AND CONTINGENCIES

Legal
-----

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common
Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which we believe is our maximum obligation under this guaranty. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal that represents our only recourse regarding this guaranty. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

In September 2004, the Company was named a defendant in a civil action filed by an investment banker that formerly was retained by the Company to locate equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commissions from equity investments obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company and, therefore, the agreement was terminated by the Company prior to obtaining new financing. The litigation is in its preliminary stages and, accordingly, the Company is unable to predict the timing or the outcome of this litigation or the impact on the Company's financial condition, results of operations and cash flows.

The Company is a plaintiff in a patent infringement lawsuit pending in the United States Court of Federal Claims. The lawsuit, which has been pending since 1996, involves the alleged unauthorized use of the Company's carbon fiber processing technology in the manufacture of extremely stealthy aircraft. A preliminary court ruling has been favorable for the Company, but the Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition, results of operations and cash flows.

The Company is a party to various claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition, cash flows, or results of operations of the Company and its subsidiaries taken as a whole.

Environmental
-------------

The Company's operations generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes that all of its facilities are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulations will not have a material adverse effect on the business, cash flows, results of operations or financial condition of the Company, and therefore, no reserves have been recorded. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, cash flows, results of operations or financial condition of the Company.

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

The major materials used by the Specialty Products segment include basic commodity products, which are widely available from a variety of sources.

Concentration of Credit Risk
----------------------------

For the six months ended March 31, 2005 and 2004, the Company reported sales of $4.2 million and $3.2 million, respectively, and $2.1 million and $1.7 million, respectively, for the three months ended March 31, 2005 and 2004, to a major aircraft brake manufacturer which was the only customer that represented greater than 10% of Company sales. There is no concentration of receivables with one customer in excess of 10%. There are no customers with a receivable balance in excess of 10% of the total Company balance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company has determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the quarter ended March 31, 2004 and to accounts receivable, net that increased other expenses by $0.2 million in the quarter ended September 30, 2004.

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

The carbon fiber market conditions began to change during the second quarter of fiscal 2004. Two major aerospace programs, the Airbus A-380 and the Boeing 7E7, have absorbed virtually all of the aerospace fiber capacity, and resulted in the divergence of the aerospace and commercial markets for carbon fibers. Since the beginning of fiscal 2004, the Company has entered into several significant supply relationships with carbon fibers customers. Increasing sales of carbon fiber products during fiscal 2004 and the first six months of fiscal 2005 confirmed this shift. The divergence of the two markets was accelerated by the strength in the development of the carbon fiber wind turbine blade market. Currently Zoltek believes it is in a unique position of having installed capacity, the technical capability to increase the scale of its productive capacity with relatively short lead times and the fiber quality that can attract current available and future new business.

The recent increase in the demand for carbon fibers relates to several different applications including aerospace. During the second quarter of fiscal 2005, the Company experienced growth in customer demand in the carbon and technical fiber business units, as combined net sales of these segments increased $4.5 million and $2.0 million, respectively, over the second quarter of fiscal 2004 and first quarter of fiscal 2005.

The Company has specifically targeted three significant and emerging applications: wind energy, flame retardant bedding and home furnishings, and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

With the new orders in place and indications for additional significant orders, the Company has restarted its major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. The Company has begun operation of manufacturing lines with aggregate rated capacity of 4 million pounds per year as of April and expects to begin operation of another manufacturing line with aggregate rated capacity of 1 million pounds per year by the end of the third quarter of fiscal 2005. The two Hungarian carbon fiber manufacturing lines currently are fully operational. Maintaining the excess capacity has been costly, but the Company believed it has been necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the reactivation of the Abilene plant, unused capacity costs are expected to continue to decline and, ultimately, be fully absorbed in ongoing production as all the carbon fiber lines start operating in fiscal 2005. In October of 2004 the Company moved its prepreg operations from San Diego to Salt Lake City. The Company plans to bring the capacity back on line during fiscal 2005, up until this time the Company will incur unused capacity cost related to this facility.

In order to meet demand for carbon fibers for wind energy and other commercial carbon fiber applications, Zoltek has undertaken a three-phase capacity expansion program. First, Zoltek has initiated the start-up of the five installed lines at its Abilene, Texas facility and activated sufficient precursor capacity to support all of the Company's carbon fiber capacity, which are scheduled to be fully operational in fiscal 2005. Second, Zoltek plans to add two new carbon fiber lines and add sufficient precursor capacity at the Company's Hungarian facility by the end of fiscal 2005. The third phase of the expansion program calls for a doubling of the carbon fiber and precursor capacity levels after the second phase, to be operational in 2006.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------
2004 (RESTATED-SEE NOTE 2)
-------------------------

The Company's sales increased by 37%, or $4.3 million, to $15.8 million in the second quarter of fiscal 2005 from $11.5 million in the second quarter of fiscal 2004. Carbon fiber sales increased 74%, or $3.5 million, to $8.2 million in the second quarter of fiscal 2005 from $4.7 million in the second quarter of fiscal 2004 as production and sales of wind energy orders continued and the Company experienced a general increase in the overall demand for carbon fiber from prior years. Technical fiber sales increased 27%, or $1.0 million, to $4.7 million in the second quarter of fiscal 2005 from $3.7 million in the second quarter of fiscal 2004. Technical fiber sales increased as demand improved not only in the aircraft brake customers but also for the flame-retardant market. Sales of the continuing components of the specialty products business segment decreased 9%, or $0.3 million, to $2.9 million in the second quarter of fiscal 2005 from $3.2 million in the second quarter of fiscal 2004 as demand for Netlon and Mavibond decreased from the past year.

The Company's cost of sales (excluding available unused capacity costs) increased by 56%, or $5.4 million, to $14.9 million in the second quarter of fiscal 2005 from $9.5 million in the second quarter of fiscal 2004. Carbon fiber cost of sales increased by $4.8 million, or 130%, to $8.5 million in the second quarter of fiscal 2005 from $3.7 million in the second quarter of fiscal 2004 as carbon fiber sales increased by $3.5 million. The increase in carbon fiber cost of sales was a reflection of increased sales along with $1.3 million of costs which management estimates was attributable to start-up and post start-up operating inefficiency of the installed carbon fiber lines at its Abilene facility. The Company expects that the efficiency of the manufacturing operation will improve during the rest of fiscal 2005. Technical fiber cost of sales increased $0.6 million, or 18%, to $3.9 million in the second quarter of fiscal 2005 from $3.3 million in the second quarter of fiscal 2004 as technical fiber sales for the same period by $1.0 million. The increase in technical fiber cost of sales was a reflection of the increase in sales. The cost of sales of the specialty products segment was flat compared to the second quarter of fiscal 2004 at $2.5 million as sales decreased by $0.3 million. The reduced margin relates to the increase in raw material costs for the specialty products segment.

The Company continued to incur costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $0.5 million during the second quarter of fiscal 2005 and $1.3 million in the second quarter of fiscal 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2004 and fiscal 2005, unused capacity costs are expected to continue to decrease significantly and to be fully absorbed in ongoing operations by the end of the fiscal third quarter 2005 for its Abilene, Texas facility and by the end of fiscal 2005 for its prepreg operation. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $0.8 million in the second quarter of fiscal 2005 and $0.8 million in the second quarter of fiscal 2004. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $1.6 million in the second quarter of fiscal 2005 compared to $1.3 million in the second quarter of fiscal 2004. The increase relates to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume.

Operating loss was $2.0 million in the second quarter of fiscal 2005 compared to a loss of $1.3 million in the second quarter of fiscal 2004, an increase of $0.7 million which included $1.3 million of costs which management estimates was attributable to the start-up and post start-up operating inefficiency of the installed carbon fiber lines at its Abilene facility. Carbon fiber operating loss was flat at a loss of $1.4 million in the second quarter of fiscal 2004 as sales increases were offset by increased costs. The operating income in technical fibers increased from $0.3 million in the second quarter of fiscal 2004 to $0.4 million in the second quarter of fiscal 2005 as sales of technical fibers in our core aircraft brake business increased over 2004. Corporate headquarters operating loss increased by $0.3 million to a loss of $0.8 million in the second quarter of fiscal 2005. Specialty products operating results decreased from income of $0.3 million in the second quarter of fiscal 2004 to an $0.2 million loss in the second quarter of fiscal 2005. The increase in the Company's total operating loss was a result of start-up cost of the Company's Abilene, Texas facility carbon fiber lines and precursor lines in Hungary that did not produce enough product to cover the fixed costs.

Interest expense was approximately $1.1 million in the second quarter of fiscal 2005 compared to $0.8 million in the second quarter of fiscal 2004. The increase in interest resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital
Resources"). Due to the limited variable rate debt, the impact from the increase in interest rate was immaterial.

Amortization of financing fees and debt discount which are non-cash expenses was approximately $2.6 million in the second quarter of fiscal 2005 compared to $0.4 million in the second quarter of fiscal 2004. The increase in amortization resulted from the Company's refinancing transactions as the Company wrote off the unamortized portion of deferred financing expense of $0.4 million, incurred a prepayment fee of $0.3 million to payoff an existing mortgage note and additional convertible debt issuances (see "--Liquidity and Capital Resources").

Loss on value of warrants and conversion feature and discount write-off, a non-cash item, decreased $14.7 million from a loss of $5.6 million in fiscal 2004 to a gain of $9.1 million in fiscal 2005 (see "--Liquidity -- Financing"). The decrease in the loss was attributable to a decrease in our stock price during the second quarter of 2005 compared to 2004 when the stock price was appreciating.

Other income/expense, net, was an expense of $1.0 million in the second quarter of fiscal 2005 compared to an expense of $0.3 million for the second quarter of fiscal 2004. The increase in the foreign currency transactional loss during the three months ended March 31, 2005 on the Company's intercompany debt at its Hungarian subsidiary was attributable to the debt being denominated in Forints but will be repaid in U.S. Dollars. The money was loaned at Forint to U.S. Dollar as of December 31, 2004 and the loan was revalued at a rate of approximately 180 to 1 compared to a rate of 191 to 1 as of March 31, 2005 which caused a loss of $1.0 million.

Income tax expense was $0.1 million for the second quarter of fiscal 2005 compared to an income tax expense of $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both the second quarters of fiscal 2005 and 2004 due to uncertainties in the Company's ability to utilize net operating loss carryforward in the future. The expense for 2005 relates to local taxes for the Hungarian facility.

The foregoing resulted in income from continuing operations of $2.2 million for the second quarter of fiscal 2005 compared to loss from continuing operations of $8.5 million for the second quarter of fiscal 2004. Similarly, the Company reported income from continuing operations per share of $0.13 and a loss from continuing operations per share of $(0.52) on a basic basis for the second quarter of fiscal 2005 and 2004, respectively. The weighted average common shares outstanding were 17.8 million for the second quarter of fiscal 2005 and 16.3 million for the corresponding period of fiscal 2004.

The loss from discontinued operations of $0.1 million for the second quarter of fiscal 2005 decreased $1.1 million compared to the second quarter of fiscal 2004. The significant decrease in sales was offset by a significant decrease in cost during 2005 as the Company sold off its prior existing inventory balance during fiscal 2005 compared to full operations in the prior year. The Company reported a loss per share on discontinued operations of $(0.01) and $(0.07) on a basic and diluted basis for the second quarter of fiscal 2005 and 2004, respectively.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004
---------------------------------------------------------------------------
(RESTATED-SEE NOTE 2)
---------------------

The Company's sales increased by 48%, or $9.6 million, to $29.3 million in fiscal 2005 from $19.7 million in fiscal 2004. Carbon fiber sales increased 96%, or $7.5 million, to $15.3 million in fiscal 2005 from $7.8 million in fiscal 2004 as production and sales of wind energy orders continued and the Company experienced a general increase in the overall demand for carbon fiber from prior years. Technical fiber sales increased 29%, or $1.9 million, to $8.4 million in fiscal 2005 from $6.5 million in fiscal 2004. Technical fiber sales increased as demand improved not only in the aircraft brake customers but also for the flame-retardant market. Sales of the continuing components of the specialty products business segment increased 2%, or $0.2 million, to $5.6 million in fiscal 2005 from $5.4 million in fiscal 2004 as the sales of the Mavibond division, which produces filtration media, increased due to higher demand from Eastern European customers and the strengthening Hungarian forint compared to fiscal 2004.

The Company's cost of sales (excluding available unused capacity costs) increased by 65%, or $10.8 million, to $27.3 million in fiscal 2005 from $16.5 million in fiscal 2004. Carbon fiber cost of sales increased by $8.8 million, or 132%, to $15.5 million for the first six months of fiscal 2005 from $6.7 million for the first six months of fiscal 2004. The increase in carbon fiber cost of sales was a reflection of increased sales along with $3.2 million of the cost of sales which management estimates were attributable to start-up and post start-up operating inefficiency of the installed carbon fiber lines at its Abilene facility. The Company expects that the efficiency of the manufacturing operation will improve during the rest of fiscal 2005. Technical fiber cost of sales increased $1.4 million, or 25%, to $6.9 million for the first six months of fiscal 2005 from $5.5 million for the first six months of fiscal 2004. The increase in technical fiber cost of sales was a reflection of the increase in sales. The cost of sales of the specialty products segment increased $0.5 million to $4.8 million compared to the first six months of fiscal 2004 as sales were flat. The reduced margin related to the increase in raw materials for the specialty products segment.

The Company continued to incur costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $1.0 million during the first six months of fiscal 2005 and $2.7 million during the first six months of fiscal 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2004 and during fiscal 2005, unused capacity costs are expected to continue to decrease significantly during the fiscal year and to be fully absorbed in ongoing operations by the end of the fiscal third quarter 2005 for its Abilene, Texas facility and by the end of fiscal 2005 for its prepreg operation. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $1.7 million in the first six months of fiscal 2005 and $1.5 million in the first six months of fiscal 2004. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. As a significant amount of the Company's research and development is performed in Hungary, the strengthening of the Hungarian Forint by 20% from 224 to 1 to 186 to 1 against the U.S. Dollar compared to the first six months of fiscal 2004 caused a slight increase in cost.

Selling, general and administrative expenses were $3.0 million in the first six months of fiscal 2005 compared to $2.9 million in the first six months of fiscal 2004. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume offset by the continuing cost reduction plan at its Hungarian facility.

Operating loss was $3.7 million in the first six months of fiscal 2005 compared to a loss of $4.0 million in the first six months of fiscal 2004, an improvement of $0.3 million. Carbon fiber operating loss improved from a loss of $3.3 million in the first six months of fiscal 2004 to a loss of $3.0 million in the corresponding period of fiscal 2005 as continued increases in sales has decreased operating losses. These losses also included $3.2 million of costs which management estimates were attributable to the start-up and post start-up operating inefficiency of the installed carbon fiber lines at its Abilene facility. The operating income in technical fibers increased from $0.4 million in the first six months of fiscal 2004 to $0.7 million in the first six months of fiscal 2005 as sales of technical fibers in our core aircraft brake business increased over 2004. Corporate headquarters operating loss increased by $0.1 million to a loss of $1.4 million in the first six months of fiscal 2005 due to higher administrative cost. Specialty products operating results decreased from income of $0.2 million in the first six months of fiscal 2004 to income of $0.1 million in the corresponding period of fiscal 2005. The decrease in the Company's total operating loss was a result of improvement in the carbon fibers and technical fibers business units as sales have increased and were offset by the start-up cost inefficiencies of the Abilene, Texas facility and the Hungarian precursor lines.

Interest expense was approximately $2.2 million in the first six months of fiscal 2005 compared to $1.4 million in the first six months of fiscal 2004. The increase in interest resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital
Resources"). Due to the limited variable rate debt, the impact from the increase in interest rate was immaterial.

Amortization of financing fees which are non-cash expenses, was approximately $4.4 million in the first six months of fiscal 2005 compared to $0.5 million in the corresponding period of fiscal 2004. The increase in amortization resulted from the Company's refinancing transactions as the Company wrote off the unamortized portion of deferred financing expense of $0.4 million, incurred a prepayment fee of $0.3 million to payoff an existing mortgage note and issued additional convertible debt (see "--Liquidity and Capital Resources").

Loss on value of warrants and conversion feature, which is a non-cash item, increased $10.8 million from a loss of $5.6 million in fiscal 2004 to a loss of $16.4 million in fiscal 2005 (see "--Liquidity -- Financing"). The increase in the loss is attributable to the significant increase in our stock price during first six months of 2005 compared to 2004.

Other income/expense, net, was a loss of $0.4 million in the first six months of fiscal 2005 compared to a loss of $0.2 million for the first six months of fiscal 2004. The increase in the foreign currency transactional loss during the six months ended March 31, 2005 on the Company's intercompany debt at its Hungarian subsidiary, was attributable to the debt being denominated in Forints but being payable in U.S. Dollars. The money was loaned at Forint to U.S. Dollar as of December 31, 2004 and the loan was revalued based on the exchange rate at March 31, 2005.

Income tax expense was $0.2 million for the first six months of fiscal 2005 compared to an income tax expense of $0.2 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both six-month periods of fiscal 2005 and 2004 due to uncertainties in the Company's ability to utilize net operating loss carryforward in the future. The expense for 2005 related to local taxes for the Hungarian facility.

The foregoing resulted in a loss from continuing operations of $27.4 million for the first six months of fiscal 2005 compared to a loss of $11.8 million for the first six months of fiscal 2004. Similarly, the Company reported a loss per share of ($1.60) and ($0.72) on a basic and diluted basis for the six-month periods of fiscal 2005 and 2004, respectively. The weighted average common shares outstanding were 17.1 million for the first six months of fiscal 2005 and 16.3 million for the corresponding period of fiscal 2004.

The loss from discontinued operations of $0.5 million for the first six months of fiscal 2005 compared to a loss of $1.6 million in fiscal 2004. The significant decrease in sales was offset by a significant decrease in cost during 2005 as the Company sold off its prior existing inventory balance during fiscal 2005. The Company reported a loss per share on discontinued operations of ($0.03) and ($0.10) on a basic and diluted basis for the first six months of fiscal 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Management will seek to fund its near-term operations from the sale of excess inventories, continued aggressive management of the Company's working capital and existing borrowing capacity under the Company's revolving credit facility. As the demand for carbon fiber continues to increase, the Company will need additional financing to execute its capacity expansion program. Based upon these forecasts, borrowing capacity, and the completion of the transaction discussed in "Fiscal 2005 Refinancing" below, the Company believes it has sufficient cash flows to continue operations for at least the next 12 months.

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past four fiscal years and the first six months of the current fiscal year. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

The Company anticipates it will require further financing in 2006 to support its previously announced capacity expansion program.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities and maintain an effective registration statement for a period of time. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;"

which require the Company to separately account for the warrants and conversion feature as derivatives. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these derivatives on its balance sheet at fair value and unrealized changes in the values of these derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly and six-month financial results ended
March 31, 2005 and 2004.

                                                        THREE MONTHS ENDED MARCH 31, 2005       SIX MONTHS ENDED MARCH 31, 2005
                                                        ---------------------------------       -------------------------------
                                                                   CONVERSION                              CONVERSION
                                                        WARRANTS    FEATURES      TOTAL        WARRANTS     FEATURES      TOTAL
                                                        --------    --------      -----        --------     --------      -----
January 2004 issuance - mark to market .................$    783   $  (1,003)   $   (220)     $  (1,032)  $   (8,164)  $   (9,196)
March 2004 issuance - mark to market ...................     522        (778)       (256)          (727)      (5,684)      (6,411)
October 2004 issuance - mark to market .................   1,005       3,604       4,609         (1,392)      (4,422)      (5,814)
February 2005 issuance - mark to market ................   1,637       3,358       4,995          1,637        3,358        4,995
                                                        --------   ---------    --------      ---------   ----------   ----------
         Totals.........................................$  3,947   $   5,181    $  9,128      $  (1,514)  $  (14,912)  $  (16,426)
                                                        ========   =========    ========      =========   ==========   ==========

                                                 THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004
                                                 ------------------------------------------------
                                                              (RESTATED-SEE NOTE 2)
                                                                     CONVERSION
                                                         WARRANTS     FEATURES     TOTAL
                                                         --------     --------     -----
January 2004 issuance - mark to market .................  (1,144)     (4,430)     (5,574)

Fiscal 2005 Refinancing
-----------------------

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4% which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand.

During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock which was recorded into equity. The Company also recorded into equity at the time of conversion the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company wrote off the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

The repayment of the $6.0 million mortgage note described above had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

In December 2004, the Company's U.S. bank extended the maturity and waived the financial covenants of the Company's revolving credit loan, term loan and mortgage on an existing property to January 1, 2006. The Company's U.S. bank also increased the amount available under the revolving credit loan by $0.5 million to $5.5 million and increased the term loan by $0.1 million to $0.8 million. The principal of the term loan is payable on a quarterly basis of $0.1 million with the remainder of the principal due at the maturity date of January 1, 2006 and is therefore classified current. The mortgage is payable on a monthly basis of $15,344 of principal and interest with the remainder of the principal due at the maturity date of January 1, 2006 and is therefore classified as current.

Fiscal 2004 Refinancing
-----------------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into 1,295,954 shares of common stock at the date of issuance at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and the conversion feature, at the time of issuance, was $3.0 million and will be amortized over the life of the convertible debt. Proceeds from the issuance of these convertible debentures were used for working capital purposes. As previously discussed the convertible debentures have been converted into the Company's stock during the quarter ended March 31, 2005.

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

Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The note provided for payment of interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of fiscal 2004 and the $0.5 million was released from escrow. As previously discussed, the mortgage note was repaid during the quarter ended March 31, 2005.

In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and have been converted into 895,908 shares of common stock at a conversion price of $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the debt discount associated with the warrants and conversion feature, at the time of issuance, was $5.7 million and will be amortized over the life of the convertible debt. Proceeds from the issuance of these convertible debentures are being used for working capital and capital expenditures. As previously discussed the convertible debentures have been converted into the Company's stock during the quarter ended March 31, 2005.

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                (1)FEBRUARY 2003   JANUARY 2004      MARCH 2004     OCTOBER 2004     FEBRUARY 2005
                                                   -------------   ------------      ----------     ------------     -------------
Amount of debenture (millions)...................    $8.1              $7.0           $5.75            $20.0            $20.0

Per share conversion price on debenture..........    $3.25             $5.40          $6.25            $12.00           $20.00

Interest rate....................................    7.5%              6.0%           6.0%             7.0%             7.5%

Term of debenture................................    60 months         30 months      30 months        42 months        42 months

Warrants issued..................................    405,000           323,995        230,000          500,000          457,142

Term of warrant..................................    60 months         48 months      48 months        72 months        48 months

Per share exercise price of warrants.............    $5.00             $5.40          $7.50            $13.00           $17.50

Fair value per warrant at issuance...............    $0.93             $2.27          $5.43            $6.02            $10.47

Value per share conversion feature at issuance...    $3.11             $1.78          $5.06            $4.31            $10.47

Stock price on date of agreement.................    $1.58             $5.40          $9.53            $9.60            $16.68

Stock volatility at issuance.....................    100%              50%            61%              75%              84%

Dividend yield...................................    0.0%              0.0%           0.0%             0.0%             0.0%

Risk free interest rate at issuance..............    3.0%              2.78%          2.44%            3.71%            3.46%

--------------------------------
(1) The warrants issued in connection with the February 2003 convertible issuance meet the criteria of EITF 00-19 for equity classification as they do not contain similar registration rights obligations with respect to the underlying shares. The conversion feature on the related debt does not require derivative accounting and no beneficial conversion feature exists on this issuance.

EARNINGS PER SHARE
------------------

The results of the Company reflected a net income in the second quarter ended March 31, 2005. An additional 5.6 million shares were included in calculating the diluted earnings per share. The additional shares related to issuance of convertible debt would be 4.1 million, warrants of 1.9 million of which 1.0 million would be dilutive using the treasury stock method and stock options of 1.1 million of which 0.5 million would be dilutive using the treasury stock method.

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. bank is described above under "--Fiscal 2005 Refinancing." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2006. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $0.5 million at March 31, 2005 and are classified as current on the consolidated balance sheet.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.9 million at March 31, 2005. Due to the fiscal 2005 refinancing (see "--Refinancing"), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances in fiscal 2004 and 2005 have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at March 31, 2005.

Abilene, Texas Facility
-----------------------

In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company resumed manufacturing at this facility during fiscal 2004. Given that these assets were previously idled and did not generate significant cash flow in 2004, the Company performed an impairment test and found that no impairment existed at September 30, 2004. No triggering event occurred in the second quarter of 2005 that required the Company to perform an additional analysis at March 31, 2005.

Cash Used By Continuing Operating Activities
--------------------------------------------

The $4.0 million increase in cash used in continuing operations was the result of higher working capital requirements in fiscal 2005 and cash consumed due start-up inefficiencies cost from the Abilene and Hungarian manufacturing facilities. The $4.0 million increase in working capital requirements was attributable to increased inventory and receivable levels as sales and manufacturing activities have increased in the current year. The Company also reduced payable levels for the first six months of fiscal 2005 after completion of the Company's recent financing transaction which also contributed to use of cash in continuing operating activities for the six-month period in fiscal 2005. The Company anticipates improving future cash flows from operations as it gains operating efficiency at the Abilene and Hungarian manufacturing facilities.

Cash Used by Discontinued Operating Activities
----------------------------------------------

Net cash used by discontinued operating activities was $0.6 million for the six months of fiscal 2005. The cash flow used by discontinued operating activities during the six months ended March 31, 2004 was primarily related to the net loss of $0.5 million plus increases in net operating assets of $0.1 million. The increase in net operating assets consisted of a decrease in receivables and inventory of $1.5 million and $1.0 million, respectively, offset by decreases in payables of $2.4 million. The decrease in receivables and inventory related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly for the quarter.

Net cash provided by discontinued operating activities was $0.9 million for the six months of fiscal 2004. The cash flow used by discontinued operating activities during the six months ended March 31, 2004 was primarily related to the net loss of $1.6 million plus decreases in net operating assets of $0.7 million. The decrease in net operating assets consisted of a decrease in receivables and inventory of $1.0 million and $0.5 million, respectively, offset by decrease in payable of $0.8 million. The decrease in receivables related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly from the prior period.

Inventories consist of the following (amounts in thousands):

                                                                                           MARCH 31,    SEPTEMBER 30,
                                                                                             2005           2004
                                                                                          ----------    -------------
         Raw materials....................................................................$  10,120       $   5,462
         Work-in-process..................................................................    1,058           1,177
         Finished goods...................................................................   16,866          18,317
         Other............................................................................    1,491             946
                                                                                          ---------       ---------
                                                                                          $  29,535       $  25,902
                                                                                          =========       =========

Cash Used For Investing Activities
----------------------------------

Net cash used for continuing investing activities for the six months ended March 31, 2005 was $5.6 million which primarily consisted of capital expenditures. These expenditures related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

Net cash used for investing activities for the six months ended March 31, 2004 was $3.0 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. The Company expects capital expenditures to increase in connection with the restart of the Abilene carbon fiber lines, the expansion of its precursor facility in Hungary and the installation of additional carbon fiber lines to meet the increased demand for carbon fiber. See "-2005 Refinancing" for information related to additional funding for expansion.

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $15.1 million and $8.7 million for the six months ended March 31, 2005 and 2004, respectively. The various financing transactions for the second quarters of 2005 and 2004 are described above.

Future Contractual Obligations
------------------------------

A summary of significant contractual obligations is shown below. See Note 2 to the consolidated financial statements for discussion of the Company's debt agreements.

                                                                                  LESS THAN                    3-5       MORE THAN
                                                                       TOTAL       1 YEAR      1-3 YEARS      YEARS       5 YEARS
                                                                       -----       ------      ---------      -----       -------
         Convertible debentures......................................$ 47,800     $      -     $  27,800    $  20,000
         Long-term debt, including current maturities................   6,780        2,144         4,636            -   $        -
                                                                     --------     --------     ---------    ---------   ----------
              Total debt.............................................  54,580        2,144        32,436       20,000            -
         Operating leases............................................     381           58           174          115           34
                                                                     --------     --------     ---------    ---------    ---------
              Total debt and operating leases........................  54,961        2,202        32,610       20,115           34
              Contractual interest payments(2).......................  14,257        3,943         9,814          500            -
         Purchase obligations(1).....................................   1,403        1,403             -            -            -
                                                                     --------     --------     ---------    ---------    ---------
              Total contractual obligations..........................$ 70,621     $  7,548     $  42,424    $  20,615    $      34
                                                                     ========     ========     =========    =========    =========

----------------------------
(1)   Represents purchase order requirements as of March 31, 2005
(2)   Variable rate interest payments are calculated using the rate as of March 31, 2005 of 7.5%

The future contractual obligations and debt could be reduced by $61 million in exchange for 5.1 million shares of common stock if all the convertible debt was converted.

                                                   Conversion                Less than                    4-5        More than
                                                      price       Total       1 year      1-3 years      years        5 years
                                                   ----------   ---------    ---------    ---------     --------     ---------
Total contractual obligation.......................             $  70,621    $   7,548    $  42,424     $ 20,615     $      34
February 2003 issuance.............................$   3.25        (7,800)           -       (7,800)           -             -
October 2004 issuance..............................   12.00       (20,000)           -      (20,000)           -             -
February 2005 issuance.............................   20.00       (20,000)           -            -      (20,000)            -
Interest payments..................................               (13,206)      (3,546)      (9,160)        (500)            -
                                                                ---------    ---------    ---------     ---------    ---------
     Total contractual obligations assuming
        conversion.................................             $   9,615    $   4,002    $   5,464     $    115     $      34
                                                                =========    =========    =========     ========     =========

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which we believe is our maximum obligation under this guaranty. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal that represents our only recourse regarding this guaranty. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2004, the government passed the "American Jobs Creation Act," which allows companies to repatriate cash balances from their controlled foreign subsidiaries at a reduced tax rate and created a new deduction for U.S. manufacturers related to qualified production activities for income tax purposes. The Company is still considering the implications and evaluating whether the Company will repatriate funds from its Hungarian subsidiary.

In December 2004, the FASB issued interpretation No. 123-R "Accounting for Stock-Based Compensation" (SFAS No. 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. SFAS No. 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal year ends beginning after June 15, 2005, which would be October 1, 2005 for the Company. The Company is currently evaluating the effect of this interpretation on the Company's financial statements when implemented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. However, the February 2005 convertible debt issuance of $20.0 million bears interest at a variable rate and the Company plans to address the risk issue. At March 31, 2005, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's variable rate debt would result in a $0.3 million increase in interest expense based on the debt levels at March 31, 2005.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. Dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. Dollars using period-end exchange rates was $35.4 million and $35.4 million at March 31, 2005 and September 30, 2004, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at March 31, 2005 and September 30, 2004 amounted to $3.5 million and $3.5 million, respectively. As of March 2005, the Company has a long-term loan with its Zoltek Rt. subsidiary of $17.1 million. The loan will be repaid in U.S. Dollars over time. The Company could realize gain or loss on the loan as the value of the Forint increases or decreases against the U.S. Dollar. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt.


                                    * * *


The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to re-activate its formerly idle manufacturing facilities on a timely and cost-effective basis, to meet current order levels for carbon fibers, successfully add new capacity for the production of carbon fiber and precursor raw material, execute plans to exit its specialty products business and reduce costs, achieve profitable operations, maintains its NASDAQ national market listing and raise new capital and increase its borrowing at acceptable costs, manage changes in customers' forecasted requirements for the Company's products, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them, and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant's management, including the registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. In performing its evaluation, management reviewed in particular the Company's accounting and reporting practices relating to changes in the registrant's accounting for the conversion feature and the related warrants to purchase the registrant's common stock associated with convertible debt issued by the registrant in January, March and October 2004 and February 2005, and the related restatement reflected in this Quarterly Report on Form 10-Q and described in Note 2 of the Notes to Consolidated Financial Statements. This evaluation considered the procedures used by the registrant in determining the appropriate accounting treatment for non-routine or complex transactions, including the respective roles of its financial staff and considered whether such procedures are effective in, among other things, providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States. In light of the evaluation described above, the registrant's Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed as of March 31, 2005 because the Company did not maintain effective controls over the accounting for non-routine and complex transactions. Specifically, the Company did not maintain effective controls over the accounting for the conversion feature and the related warrants to purchase the registrant's common stock associated with its convertible debt issued in January, March and October 2004 and February 2005. As a result of this material weakness, the registrant's Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were not effective as of March 31, 2005. The registrant, under the supervision of its Chief Executive Officer and Chief Financial Officer, is currently evaluating potential steps that it can take to remediate the material weakness in its disclosure controls and procedures, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise.

There were no changes in the registrant's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                                    See Note 10 of the Notes to Consolidated
                  Financial Statements for a summary of the Company's current legal proceedings.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

                                    During the quarter ended March 31, 2005,
                  the registrant issued an aggregate of 12,612 shares of its Common Stock to certain holders of its convertible debt securities in payment of an aggregate of $92,000 of interest due under such securities. Each of the holders of such convertible debt securities were "accredited investors," as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), and the Common Stock issued has not been registered under the Securities Act and was issued without registration in reliance upon the exemption from securities registration under both Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Item 5.           Other Information.

                                    During the quarter ended March 31, 2005,
                  the holders convertible debt issued in the January and March 2004 convertible debt transactions of the registrant converted an aggregate of $13 million of convertible debt into an aggregate of 2,230,011 shares of common stock, which was recorded into equity. The registrant also recorded into equity at the time of conversion the fair market value of the conversion feature at the time of conversion of the debt related to the January and March 2004 issuances, which was valued at $24.5 million. Also, at the time of conversion the Company wrote off the unamortized deferred financing cost related to these issuances of $0.4 million into additional paid-in capital.

Item 6.           Exhibits.

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

                                                 Zoltek Companies, Inc.
                                                      (Registrant)

Date:  May 20, 2005                     By:         /s/ KEVIN SCHOTT
       ------------                        ------------------------------------
                                                      Kevin Schott
                                                 Chief Financial Officer