Form 10-Q
period 2005-06-30
ZOLTEK COMPANIES INC
filed 2005-08-15
CIK 890923

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549




                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 2005                Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 3, 2005, 18,905,305 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                  ZOLTEK COMPANIES, INC.

                                                CONSOLIDATED BALANCE SHEET
                                                --------------------------
                               (Amounts in thousands, except share and per share amounts)
                                                       (Unaudited)

                                                                                              JUNE 30,     SEPTEMBER 30,
ASSETS                                                                                          2005           2004
------------------------------------------------------------------------------------------------------------------------
                                                                                                            (RESTATED-
                                                                                                            SEE NOTE 2)

Current assets:
     Cash and cash equivalents...............................................................  $    334       $    267
     Accounts receivable, less allowance for doubtful accounts of $972 and
       $781, respectively....................................................................    11,683         11,611
     Inventories.............................................................................    29,508         25,902
     Other current assets....................................................................     1,767          1,167
                                                                                               --------       --------
          Total current assets...............................................................    43,292         38,947
Property and equipment, net..................................................................    84,464         80,414
Other assets.................................................................................     3,298          3,094
                                                                                               --------       --------
          Total assets.......................................................................  $131,054       $122,455
                                                                                               ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt....................................................  $  6,973       $    570
     Trade accounts payable..................................................................    12,600         13,257
     Notes payable...........................................................................     1,158          2,441
     Accrued expenses and other liabilities..................................................     5,071          5,877
                                                                                               --------       --------
          Total current liabilities..........................................................    25,802         22,145
Other long-term liabilities..................................................................       168            357
Value of warrants and conversion feature associated with convertible debt issuances..........    26,567         13,721
Long-term debt, less current maturities......................................................    30,691         42,002
                                                                                               --------       --------
          Total liabilities..................................................................    83,228         78,225
                                                                                               --------       --------
Commitments and contingencies (Notes 3 and 10)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.......................................................         -              -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       18,897,805 and 16,307,338 shares issued and outstanding, respectively.................       189            163
     Additional paid-in capital..............................................................   142,539        109,524
     Accumulated deficit.....................................................................   (84,598)       (55,312)
     Accumulated other comprehensive loss....................................................   (10,304)       (10,145)
                                                                                               --------       --------
          Total shareholders' equity.........................................................    47,826         44,230
                                                                                               --------       --------
          Total liabilities and shareholders' equity ........................................  $131,054       $122,455
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

                                                     ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                             ------------------------------------
                                         (Amounts in thousands, except per share data)
                                                         (Unaudited)

                                                                       THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                                                       ---------------------------   --------------------------
                                                                             2005       2004             2005         2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                                     (RESTATED-                    (RESTATED-
                                                                                     SEE NOTE 2)                   SEE NOTE 2)
Net sales...............................................................   $19,705    $ 13,285         $ 48,996     $ 32,974
Cost of sales, excluding available unused capacity costs................    17,865      10,869           45,122       27,396
Available unused capacity costs.........................................       704         952            1,753        3,638
Application and development costs.......................................       835         786            2,487        2,290
Selling, general and administrative expenses............................     1,531       1,324            4,555        4,265
                                                                           -------    --------         --------     --------
     Operating loss.....................................................    (1,230)       (646)          (4,921)      (4,615)
Other income (expense):
    Interest expense, excluding amortization of financing fees
      and debt discount.................................................      (970)       (882)          (3,151)      (2,266)
    Amortization of financing fees and debt discount....................    (2,018)     (1,046)          (6,454)      (1,522)
    Gain (loss) on value of warrants and conversion feature.............     4,502       4,627          (11,924)        (947)
    Interest income.....................................................         -           7                2           19
    Other, net..........................................................    (1,374)        114           (1,774)         (57)
                                                                           -------    --------         --------     --------
         Income (loss) from continuing operations before income taxes...    (1,090)      2,174          (28,222)      (9,388)
Income tax expense......................................................       212         135              431          324
                                                                           -------    --------         --------     --------
Income (loss) from continuing operations................................    (1,302)      2,039          (28,653)      (9,712)
Loss from discontinued operations.......................................      (166)     (1,286)            (633)      (2,923)
                                                                           -------    --------         --------     --------
     Net income (loss)..................................................   $(1,468)   $    753         $(29,286)    $(12,635)
                                                                           =======    ========         ========     ========

Basic and diluted income (loss) per share:
     Continuing operations - basic......................................   $ (0.07)   $   0.12         $  (1.62)    $  (0.59)
     Discontinued operations - basic....................................     (0.01)      (0.08)           (0.04)       (0.18)
                                                                           -------    --------         --------     --------
         Total basic....................................................   $ (0.08)   $   0.04         $  (1.66)    $  (0.77)
                                                                           =======    ========         ========     ========

     Continuing operations - diluted....................................   $ (0.13)   $  (0.05)        $  (1.66)    $  (0.61)
     Discontinued operations - diluted..................................     (0.01)      (0.07)           (0.03)       (0.17)
                                                                           -------    --------         --------     --------
         Total diluted..................................................   $ (0.14)   $  (0.12)        $  (1.69)    $  (0.78)
                                                                           =======    ========         ========     ========
Weighted average common shares outstanding - basic......................    18,888      16,407           17,701       16,353
Weighted average common shares outstanding - diluted....................    20,810      18,744           18,701       17,273

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

                                                       ZOLTEK COMPANIES, INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ---------------------------------------------------------
                                                       (Amounts in thousands)
                                                            (Unaudited)

                                                  Total Share-               Add'l    Accumulated Other
                                                    holders'     Common     Paid-In     Comprehensive   Accumulated  Comprehensive
                                                     Equity      Stock      Capital         Loss          Deficit    Income (Loss)
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2004
   (Restated-See Note 2)........................    $44,230       $163     $109,524       $(10,145)      $(55,312)
Net loss........................................     29,286)         -            -              -        (29,286)      $(29,286)
Foreign currency translation adjustment.........       (159)         -            -           (159)             -           (159)
                                                                                                                        --------
         Comprehensive loss.....................                                                                        $(29,445)
                                                                                                                        ========
Value of warrants and conversion
  feature at time of conversion (see Note 3)....     24,505          -       24,505              -              -
Unamortized value of convertible debt
  discount at time of conversion (see Note 3)...     (5,463)         -       (5,463)
Warrants exercised (see Note 3).................        725          1          724              -              -
Convertible debt converted (see Note 3).........     13,243         22       13,221              -              -
Interest paid in stock (see Note 3).............         92          -           92              -              -
Issuance cost related to convertible debt
  conversions...................................       (401)                   (401)
Exercise of stock options.......................        340          3          337              -              -
                                                    -------       ----     --------       --------       --------
Balance, June 30, 2005..........................    $47,826       $189     $142,539       $(10,304)      $(84,598)
                                                    =======       ====     ========       ========       ========

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

                                                 ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ------------------------------------
                                                (Amounts in thousands)
                                                     (Unaudited)

                                                                                              NINE MONTHS ENDED JUNE 30,
                                                                                              --------------------------
                                                                                                  2005          2004
------------------------------------------------------------------------------------------------------------------------
                                                                                                             (RESTATED-
                                                                                                             SEE NOTE 2)

Cash flows from operating activities:
      Net loss................................................................................  $(29,286)     $(12,635)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Loss from discontinued operations..................................................       633         2,923
           Depreciation and amortization......................................................     3,297         4,346
           Loss on value of warrants and conversion feature...................................    11,924           947
           Amortization of financing fees and debt discount...................................     6,454         1,522
           Foreign currency transaction losses................................................     1,092           127
           Other, net.........................................................................       (86)          (38)
           Changes in assets and liabilities:
                 (Increase) in accounts receivable............................................      (942)       (2,069)
                 (Increase) decrease in inventories...........................................    (5,102)           88
                 (Increase) decrease in prepaid expenses and other assets.....................     1,793          (430)
                 (Decrease) increase in trade accounts payable and accrued expenses...........     1,227        (1,002)
                 Increase (decrease) in other long-term liabilities...........................      (361)          909
                                                                                                --------      --------
                      Total adjustments.......................................................    19,528         7,323
                                                                                                --------      --------
Net cash used in continuing operations........................................................    (9,920)       (5,312)
Net cash used in discontinued operations......................................................      (648)       (1,544)
                                                                                                --------      --------
Net cash used in operating activities.........................................................   (10,568)       (6,856)
                                                                                                --------      --------

Cash flows from investing activities:
      Payments for purchase of property and equipment.........................................    (9,271)       (4,490)
      Proceeds from sale of property and equipment............................................       141           135
                                                                                                --------      --------
Net cash used in continuing operations investing..............................................    (9,130)       (4,355)
Net cash used in discontinued operations investing............................................         -             -
                                                                                                --------      --------
Net cash used in investing activities.........................................................    (9,130)       (4,355)
                                                                                                --------      --------

Cash flows from financing activities:
      Proceeds from exercise of stock options and warrants....................................     1,154           138
      Proceeds from issuance of convertible debt..............................................    40,000        12,750
      Proceeds from issuance of notes payable.................................................         -        10,540
      Proceeds from issuance of note payable to related party.................................         -         1,400
      Payment of financing fees...............................................................    (2,278)       (1,152)
      Repayment of note payable to related party..............................................         -        (1,400)
      Repayment of notes payable and long-term debt...........................................   (19,663)      (11,832)
                                                                                                --------      --------
Net cash provided by financing activities.....................................................    19,213        10,444
                                                                                                --------      --------
Effect of exchange rate changes on cash.......................................................       (11)          (21)
                                                                                                --------      --------
Net increase (decrease) in cash...............................................................        67          (788)
Cash and cash equivalents at beginning of period..............................................       267           838
                                                                                                --------      --------
Cash and cash equivalents at end of period....................................................  $    334      $     50
                                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
      Interest................................................................................  $  2,531      $  1,491
      Income taxes............................................................................  $      -      $      -

                The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ------------------------------------------------------

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2004 Annual Report on Form 10-K, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair statement have been included. Certain reclassifications have been made to conform prior year's data to the current presentation.

In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufactured textile acrylic and nylon fibers and yarns (see Note 4). These divisions had been included in the Specialty Products segment (see Note 7). The prior period financial statements have been conformed to current year discontinued operations presentation.

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

Liquidity and Basis of Presentation
-----------------------------------

Due to the timing of development of markets for carbon fiber products in each of the past four fiscal years and the first nine months of the current fiscal year, the Company has incurred operating losses and the Company's operations have used cash in excess of cash generated by operating activities. This raises substantial doubt about the Company's ability to continue as a going concern. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

Management will seek to fund the Company's near-term operating needs from anticipated sales increases related to expected increases in production capacity at existing facilities, sale of excess inventories, and continued aggressive management of the Company's working capital. There can be no assurance that the Company will realize such anticipated sales increases from improvements in its production capacity from its existing facilities, or that the Company will be able to generate sufficient cash flows from operating activities to fund its various obligations in the ordinary course of business. Should the Company be unable to generate sufficient cash flows, it may be required to seek additional debt or equity capital. There can be no assurance that such capital will be available, or if available, that it will be available on terms acceptable to the Company. The Company's ability to obtain additional debt and/or equity financing will depend on numerous factors, including the Company's operating performance both with respect to meeting planned production capacity as well as the existence of sufficient demand for the Company's products and overall market conditions including potential third party investors and/or lenders.

In August 2005, an investor exercised 138,889 warrants at $5.40 per share and 140,000 warrants at $7.50 per share, which increased the Company's cash balance by $1.8 million.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Based on the factors described above, there can be no assurance that the carrying values of assets will be realized or that liabilities will be satisfied for the amounts recorded.

Revenue Recognition
-------------------

Sales transactions are initiated through customer purchase order or sales agreement which includes fixed pricing terms. The Company recognizes sales for manufactured products on the date title to the sold product transfers to the customer, which is either the shipping date or the date consumed by the customer if sold on consignment. Revenues generated by its Entec Composite Machines subsidiary are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date which include change orders, revisions to estimates and provisions for anticipated losses on contracts. Manufactured products are accepted prior to shipment and thus an allowance for returns is not accrued as historical returns have not been material. The Company reviews its accounts receivable on a monthly basis to identify any specific customers for collection issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations.

Stock Option Plan
-----------------

At June 30, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During fiscal 2005, the Company granted employee stock options for 150,000 shares with an exercise price that equaled the Company's stock price on the applicable date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share):

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                      ---------------------------
                                                                                          2005           2004
                                                                                        --------       --------
                                                                                                      (RESTATED-
                                                                                                      SEE NOTE 2)

         Reported net income (loss)..................................................   $ (1,468)      $    753
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects................        (70)           (46)
                                                                                        --------       --------
         Pro forma net income (loss).................................................   $ (1,538)      $    707
                                                                                        ========       ========
         Reported basic income (loss) per share......................................   $  (0.08)      $   0.04
                                                                                        ========       ========
         Reported diluted loss per share.............................................   $  (0.14)      $  (0.12)
                                                                                        ========       ========
         Pro forma basic income (loss) per share.....................................   $  (0.08)      $   0.04
                                                                                        ========       ========
         Pro forma diluted loss per share............................................   $  (0.14)      $  (0.12)
                                                                                        ========       ========

                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                       --------------------------
                                                                                          2005           2004
                                                                                        --------       --------
                                                                                                      (RESTATED-
                                                                                                      SEE NOTE 2)

         Reported net loss...........................................................   $(29,286)      $(12,635)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects................       (210)          (138)
                                                                                        --------       --------
         Pro forma net loss..........................................................   $(29,496)      $(12,773)
                                                                                        ========       ========
         Reported basic loss per share...............................................   $  (1.66)      $  (0.77)
                                                                                        ========       ========
         Pro forma basic loss per share..............................................   $  (1.67)      $  (0.79)
                                                                                        ========       ========
         Reported diluted loss per share.............................................   $  (1.69)      $  (0.78)
                                                                                        ========       ========
         Pro forma diluted loss per share............................................   $  (1.70)      $  (0.79)
                                                                                        ========       ========


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumption:

                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                       --------------------------
         ASSUMPTIONS                                                                      2005           2004
         -----------                                                                    --------        -------
         Expected life of option.....................................................    6 years        6 years
         Risk-free interest rate.....................................................      4.25%          4.25%
         Volatility of stock.........................................................        77%            77%
         Expected dividend yield.....................................................         --             --

2. RESTATEMENT

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the classification and accounting for the conversion feature and the related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with the related debt discount. The Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met exceptions that did not require recording these instruments as derivative liabilities. After further review, the Company has determined that these instruments did not meet these exceptions and should have been classified as derivative liabilities at the fair value of each instrument, and must be recorded as such on the balance sheet. The change in fair value of these instruments results in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of the respective conversion of the instrument or exercise of the warrants the corresponding derivative liability is reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the nine months ended June 30, 2004; such adjustments had no impact on the three months ended June 30, 2004.

The impact of the adjustments related to the classification and accounting for the conversion feature and the related warrants are summarized below for the quarter ended June 30, 2004.

There was a gain on the fair value of the warrants and conversion feature, partially offset by the increase in amortization expense that decreased the previously reported net loss by $4.3 million. This result improved our basic loss per share from a loss of $0.22 to income of $0.04 and diluted loss per share from a loss of $0.22 to a loss of $0.12 for the quarter ended June 30, 2004. The Company's previously reported long-term and total liabilities increased by $7.7 million with a corresponding decrease in the Company's equity.

For the nine months ended June 30, 2004, there was a net loss on the fair value of the warrants and conversion feature and an increase in amortization expense that decreased the previously reported net loss by $1.6 million. This result decreased our basic loss per share by $0.09 to a loss of $0.77 per share and decreased our diluted loss per share by $0.10 to $0.78 per share for the nine months ended June 30, 2004.

The foregoing adjustments do not affect previously recorded net sales, operating loss or cash flows from continuing operations. Furthermore, these adjustments do not affect previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

As a result of the restatement, the Company has to file an amended Form 10-K/A for the year ended September 30, 2004 and an amended Form 10-Q/A for the periods ended June 30, 2004 and December 31, 2004, in September 2005. The Company previously filed restated information for these periods in the Form 10-Q for the quarter ended March 31, 2005, however, the calculation of fully diluted earnings per share for the three-month and nine-month periods ended June 30, 2004 was reported incorrectly as it did not capture the effects of all the convertible and potentially dilutive securities in the appropriate sequence. The following tables summarize in a condensed format, the consolidated financial statements as previously reported and as restated for the quarter ended June 30, 2004. The previously reported amounts for the periods ended June 30, 2004 have been restated for discontinued operations presentation discussed in Note 4.

                                                                                                           NINE MONTHS ENDED
                                                                                   JUNE 30, 2004             JUNE 30, 2004
                                                                                   -------------             -------------
                                                                                   AS                        AS
                                                                               PREVIOUSLY      AS        PREVIOUSLY      AS
CONSOLIDATED STATEMENT OF OPERATIONS                                            REPORTED    RESTATED      REPORTED    RESTATED
------------------------------------                                            --------    --------      --------    --------
Operating loss from continuing operations.....................................  $  (646)    $  (646)      $ (4,615)   $ (4,615)
Interest expense, excluding amortization of financing fees and debt discount..     (882)       (882)        (2,266)     (2,266)
Amortization of financing fees and debt discount..............................     (710)     (1,046)        (1,051)     (1,522)
Gain or (loss) on value of warrants and conversion feature....................        -       4,627              -        (947)
Other net and interest income.................................................      121         121            105         (38)
                                                                                -------     -------       --------    --------
(Loss) income from continuing operations before income taxes..................   (2,117)      2,174         (7,827)     (9,388)
Income taxes..................................................................      135         135            324         324
                                                                                -------     -------       --------    --------
Income (loss) from continuing operations......................................   (2,252)      2,039         (8,151)     (9,712)
Loss from discontinued operations.............................................   (1,286)     (1,286)        (2,923)     (2,923)
                                                                                -------     -------       --------    --------
Net income (loss).............................................................  $(3,538)    $   753       $(11,074)   $(12,635)
                                                                                =======     =======       ========    ========
Basic and diluted income (loss) per share:
     Continuing operations - basic............................................  $ (0.14)    $  0.12       $  (0.50)   $  (0.59)
     Discontinued operations - diluted........................................    (0.08)      (0.08)         (0.18)      (0.18)
                                                                                -------     -------       --------    --------
         Total - basic........................................................  $ (0.22)    $  0.04       $  (0.68)   $  (0.77)
                                                                                =======     =======       ========    ========

     Continuing operations - diluted..........................................  $ (0.14)    $ (0.05)      $  (0.50)   $  (0.61)
     Discontinued operations - diluted........................................    (0.08)      (0.07)         (0.18)      (0.17)
                                                                                -------     -------       --------    --------
         Total - diluted......................................................  $ (0.22)    $ (0.12)      $  (0.68)   $  (0.78)
                                                                                =======     =======       ========    ========

The following table summarizes in a condensed format the diluted earnings per share information reported for the quarter and nine months ended June 30, 2004 in the March 31, 2005 Form 10-Q and as restated in this filing.

                                                                                                                NINE MONTHS ENDED
                                                                                   JUNE 30, 2004                  JUNE 30, 2004
                                                                                   -------------                  -------------
                                                                                    AS                          AS
                                                                                PREVIOUSLY      AS          PREVIOUSLY       AS
                                                                                 REPORTED    RESTATED        REPORTED     RESTATED
                                                                                 --------    --------        --------     --------
Continuing operations - diluted.................................................$  (0.03)    $  (0.05)      $   (0.59)   $   (0.61)
Discontinued operations - diluted...............................................   (0.08)       (0.07)          (0.18)       (0.17)
                                                                                --------     --------       ---------    ---------
     Total - diluted............................................................$  (0.11)    $  (0.12)      $   (0.77)   $   (0.78)
                                                                                ========     ========       =========    =========

                                                                                 JUNE 30, 2004
                                                                                 -------------
                                                                                 AS
                                                                             PREVIOUSLY      AS
CONSOLIDATED BALANCE SHEET                                                    REPORTED    RESTATED
--------------------------                                                    --------    --------
Total current assets........................................................  $ 39,319    $ 39,319
Property and equipment......................................................    78,750      78,626
Other assets................................................................     3,029       3,009
                                                                              --------    --------
Total assets................................................................  $121,098    $120,954
                                                                              ========    ========

Total current liabilities...................................................  $ 34,636    $ 34,636
Other long-term liabilities.................................................     1,517       1,517
Value of warrants and conversion feature associated with
  convertible debentures....................................................         -       9,748
Long-term debt, less current maturities ....................................    23,825      21,773
                                                                              --------     -------
Total liabilities...........................................................    59,978      67,674
Common stock................................................................       163         163
Additional paid in capital..................................................   115,747     109,468
Accumulated deficit.........................................................   (43,579)    (45,140)
Accumulated other comprehensive loss........................................   (11,211)    (11,211)
                                                                              --------    --------
Total shareholders' equity..................................................    61,120      53,280
                                                                              --------    --------
Total liabilities and shareholders' equity..................................  $121,098    $120,954
                                                                              ========    ========

                                                                               SEPTEMBER 30, 2004
                                                                               ------------------
                                                                                 AS
                                                                             PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                    REPORTED     RESTATED
--------------------------                                                    --------     --------
Cash........................................................................  $    267     $    267
Accounts receivable.........................................................    11,811       11,611
Inventories.................................................................    25,902       25,902
Other current assets........................................................     1,167        1,167
                                                                              --------     --------
Total current assets........................................................    39,147       38,947
Property and equipment......................................................    80,538       80,414
Other assets................................................................     3,114        3,094
                                                                              --------     --------
Total assets................................................................  $122,799     $122,455
                                                                              ========     ========

Total current liabilities...................................................  $ 22,145     $ 22,145
Other long-term liabilities.................................................       357          357
Value of warrants and conversion feature associated with
   convertible debentures...................................................         -       13,721
Long-term debt, less current maturities ....................................    43,718       42,002
                                                                              --------     --------
Total liabilities...........................................................    66,220       78,225
Common stock................................................................       163          163
Additional paid in capital..................................................   115,803      109,524
Accumulated deficit.........................................................   (49,242)     (55,312)
Accumulated other comprehensive loss........................................   (10,145)     (10,145)
                                                                              --------     --------
Total shareholders' equity..................................................    56,579       44,230
                                                                              --------     --------
Total liabilities and shareholders' equity..................................  $122,799     $122,455
                                                                              ========     ========

3. FINANCING

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which require the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly and nine-month financial results ended June 30, 2005 and 2004.

                                                      THREE MONTHS ENDED JUNE 30, 2005      NINE MONTHS ENDED JUNE 30, 2005
                                                      --------------------------------      -------------------------------
                                                                 CONVERSION                            CONVERSION
                                                        WARRANTS  FEATURES    TOTAL         WARRANTS    FEATURES       TOTAL
                                                        --------  --------    -----         --------    --------       -----
January 2004 issuance - mark to market ...............    $268     $    -     $  268        $  (764)    $ (8,164)    $ (8,928)
March 2004 issuance - mark to market .................     117          -        117           (610)      (5,684)      (6,294)
October 2004 issuance - mark to market ...............     307      2,136      2,443         (1,085)      (2,286)      (3,371)
February 2005 issuance - mark to market ..............     257      1,417      1,674          1,894        4,775        6,669
                                                          ----     ------     ------        -------     --------     --------
         Gain (loss) on value of warrants and
           conversion features........................    $949     $3,553     $4,502        $  (565)    $(11,359)    $(11,924)
                                                          ====     ======     ======        =======     ========     ========

                                                      THREE MONTHS ENDED JUNE 30, 2004       NINE MONTHS ENDED JUNE 30, 2004
                                                      --------------------------------       -------------------------------
                                                           (RESTATED-SEE NOTE 2)                  (RESTATED-SEE NOTE 2)
                                                                 CONVERSION                             CONVERSION
                                                        WARRANTS  FEATURES    TOTAL         WARRANTS     FEATURES      TOTAL
                                                        --------  --------    -----         --------    --------       -----
January 2004 issuance - mark to market ...............    $534     $2,207     $2,741        $  (610)     $(2,223)    $ (2,833)
March 2004 issuance - mark to market .................     355      1,521      1,876            355        1,531        1,886
                                                          ----     ------     ------        -------      -------     --------
         Gain (loss) on value of warrants and
           conversion features........................    $889     $3,728     $4,617        $  (255)     $  (692)    $   (947)
                                                          ====     ======     ======        =======      =======     ========

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

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The debentures are collateralized by the carbon fiber assets of its Hungarian subsidiary. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

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

2004 Refinancing
----------------

In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who are members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into 1,295,954 shares of common stock at the date of issuance at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and the conversion feature, at the time of issuance, was $3.0 million and will be amortized over the life of the convertible debt. Proceeds from the issuance of these convertible debentures were used for working capital purposes. These convertible debentures have been converted into the Company's stock.

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

Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The note provided for payment of interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of fiscal 2004 and the $0.5 million was released from escrow. This mortgage note has been repaid.

In March 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $5.75 million to institutional private equity investors and Mr. Dill ($750,000) who is member of the Company's board of directors. The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and have been converted into 895,908 shares of common stock at a conversion price of $6.25 per share for each investor other than Mr. Dill and $7.82 per share for Mr. Dill. The Company also issued to the investors five-year warrants to purchase an aggregate of 223,997 shares of common stock of the Company at an exercise price of $7.50 per share for each investor other than Mr. Dill whose warrants have an exercise price of $7.82 per share. The fair value of the debt discount associated with the warrants and conversion feature, at the time of issuance, was $5.7 million and will be amortized over the life of the convertible debt. Proceeds from the issuance of these convertible debentures were used for working capital and capital expenditures. These convertible debentures have been converted into the Company's stock.

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

-------------

(1) The warrants issued in connection with the February 2003 convertible issuance meets the criteria of EITF 00-19 for equity classification as it does not contain similar registration rights obligations with respect to the underlying shares. The conversion feature does not require derivative accounting and no beneficial conversion feature exists on this issuance.

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on earnings (loss) per share:

                                                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                                         JUNE 30, 2005        JUNE 30, 2004
                                                                                      ------------------   ------------------
         Numerators:
         Income (loss) from continuing operations.......................................$      (1,302)       $       2,039
         Impact of convertible debt and warrants:
                  Add: interest expense.................................................          725                  653
                  Add: amortization of financing fees and debt discount.................          455                1,057
                  Less: gain on value of conversion feature and warrants................       (2,521)              (4,617)
                                                                                        -------------        -------------
         Loss from continuing operations................................................       (2,643)                (868)
         Loss from discontinued operations..............................................         (166)              (1,286)
                                                                                        -------------        -------------
         Net loss.......................................................................$      (2,809)       $      (2,154)
                                                                                        =============        =============

         Denominators:
         Average shares outstanding - basic.............................................       18,888               16,407
         Impact of convertible debt and warrants........................................        1,922                2,337
                                                                                        -------------        -------------
         Average shares outstanding - diluted...........................................       20,810               18,744
                                                                                        =============        =============

         Earnings (loss) per share - basic:
                  Continuing operations.................................................$       (0.07)       $        0.12
                  Discontinued operations...............................................        (0.01)               (0.08)
                                                                                        -------------        -------------
         Basic earnings (loss) per share................................................$       (0.08)       $        0.04
                                                                                        =============        =============

         Loss per share - diluted:
                  Continuing operations.................................................$       (0.13)       $       (0.05)
                  Discontinued operations...............................................        (0.01)               (0.07)
                                                                                        -------------        -------------
         Diluted loss per share.........................................................$       (0.14)       $       (0.12)
                                                                                        =============        =============

                                                                                       NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                         JUNE 30, 2005         JUNE 30, 2004
                                                                                       ------------------    ------------------
         Numerators:
         Loss from continuing operations................................................$     (28,653)        $      (9,712)
         Impact of convertible debt:
                  Add: interest expense.................................................          562                    85
                  Add: amortization of financing fees and debt discount.................        1,840                   548
                  Less: gain on value of conversion feature.............................       (4,775)               (1,531)
                                                                                        -------------         -------------
         Loss from continuing operations................................................      (31,026)              (10,610)
         Loss from discontinued operations..............................................         (633)               (2,923)
                                                                                        -------------         -------------
         Net loss.......................................................................$     (31,659)        $     (13,533)
                                                                                        =============         =============

         Denominators:
         Average shares outstanding - basic.............................................       17,701                16,353
         Impact of convertible debt.....................................................        1,000                   920
                                                                                        -------------         -------------
         Average shares outstanding - diluted...........................................       18,701                17,273
                                                                                        =============         =============

         Loss per share - basic:
                  Continuing operations.................................................$      (1.62)         $      (0.59)
                  Discontinued operations...............................................       (0.04)                (0.18)
                                                                                        ------------          ------------
         Basic loss per share...........................................................$      (1.66)         $      (0.77)
                                                                                        ============          ============

         Loss per share - diluted:
                  Continuing operations.................................................$      (1.66)         $      (0.61)
                  Discontinued operations...............................................       (0.03)                (0.17)
                                                                                        ------------          ------------
         Diluted loss per share.........................................................$      (1.69)         $      (0.78)
                                                                                        ============          ============

In accordance with SFAS No. 128, Earnings per Share, the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain (loss), interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants. The Company does have outstanding stock options, warrants and convertible debt outstanding at June 30, 2005 and 2004 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 3.4 million shares for the quarter ended June 30, 2005, 4.3 million shares for the nine months ended June 30, 2005, 2.9 million shares for the quarter ended June
30, 2004 and 3.8 million shares for the nine months ended June 30, 2004 would have been included in the Company's diluted earnings per share calculation.

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. bank is described above under "--Fiscal 2005 Refinancing." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2006. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $5.4 million at June 30, 2005 leaving an availability of $0.5 million, and are classified as current on the consolidated balance sheet. The Company expects the revolving line of credit and term loan to be renewed when it matures on January 1, 2006, similar to past years.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.8 million at June 30, 2005. Due to the fiscal 2005 refinancing (see "--Refinancing"), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances in fiscal 2004 and 2005 have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at June 30, 2005.

Long-term debt consists of the following (amounts in thousands):

                                                                                                JUNE 30,         SEPTEMBER 30,
                                                                                                  2005               2004
                                                                                                --------          ---------
                                                                                                            (RESTATED - SEE NOTE 2)

     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15,392 to maturity in November 2004......................   $  1,461           $ 1,419

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................      1,830             1,781

     Convertible debentures due February 2008 bearing interest at 7.0%.......................      7,800             8,100

     Revolving credit agreement, maturing in December 2004, bearing interest
         at prime plus 2.0% in fiscal 2002 (prime rate at September 30, 2003 was 4.00%)......      5,038             5,000

     Term loan, $0.4 million payable in January 2005, balance payable in
          2005, bearing interest at prime plus 2.0% (prime rate at September 30, 2003
          was 4.00%).........................................................................        400               700

     Convertible debentures due June 2006 bearing interest at 6%.............................          -             7,000

     Convertible debentures due April 2008 bearing interest at 7%............................     20,000                 -

     Convertible debentures due August 2008 bearing interest at LIBOR plus 4%................     20,000                 -

     Convertible debentures due September 2006 bearing interest at 6%........................          -             5,750

     Mortgage payable with interest of 13.5% interest only payments
         Maturity in January 2007............................................................          -             6,000

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................      2,781            13,568
                                                                                                --------           -------

         Total debt..........................................................................     59,310            49,318

         Less:  conversion feature and debt discount associated with warrants................    (21,646)           (6,746)
         Less:  amounts payable within one year..............................................     (6,973)             (570)
                                                                                                --------           -------

     Total long-term debt ...................................................................   $ 30,691           $42,002
                                                                                                ========           =======

Value of derivative liabilities at:
----------------------------------

                                                                 JUNE 30, 2005                          SEPTEMBER 30, 2004
                                                                 -------------                          ------------------
                                                                   CONVERSION                               CONVERSION
                                                         WARRANTS   FEATURES      TOTAL        WARRANTS      FEATURES      TOTAL
                                                         --------   --------      -----        --------      --------      -----
         January 2004 issuance.......................... $ 2,610    $     -      $ 2,610        $1,844       $ 6,351      $ 8,195
         March 2004 issuance............................   1,808          -        1,808         1,198         4,328        5,526
         October 2004 issuance..........................   4,092      9,469       13,561             -             -            -
         February 2005 issuance.........................   2,892      5,696        8,588             -             -            -
                                                         -------    -------      -------        ------       -------      -------
                  Totals................................ $11,402    $15,165      $26,567        $3,042       $10,679      $13,721
                                                         =======    =======      =======        ======       =======      =======

4. DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture textile acrylic and nylon fibers and yarns. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These divisions had been included in the Specialty Products segment (see Note 7). The wind-down of these production lines was substantially completed by February 1, 2005. Certain information with respect to the discontinued operations of the textile acrylic and nylon fibers divisions for the three months and nine months ended June 30, 2005 and 2004 is summarized as follows (amounts in thousands):

                                                                        THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                                                             2005        2004             2005        2004
                                                                            -----      -------           ------      -------
         Net sales........................................................  $ 106      $ 4,076           $1,703      $13,645
         Cost of sales....................................................   (117)       4,444            1,728       14,457
                                                                            -----      -------           ------      -------
              Gross profit (loss).........................................     (9)        (368)             (25)        (812)
         Selling, general and administrative expenses.....................   (277)        (834)            (762)      (2,079)
                                                                            -----      -------           ------      -------
              Loss from operations........................................   (286)      (1,202)            (787)      (2,891)
         Other income (expense)...........................................    120          (84)             154          (32)
                                                                            -----      -------           ------      -------
         Loss on discontinued operations..................................  $(164)     $(1,286)          $ (633)     $(2,923)
                                                                            =====      =======           ======      =======

5.  COMPREHENSIVE LOSS

Comprehensive loss for the three- and nine-month periods ended June 30, 2005 and 2004 (unaudited) was as follows (in thousands):

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                       2005              2004
                                                                                     -------             -----
                                                                                               (RESTATED-SEE NOTE 2)
          Net income (loss)........................................................  $(1,468)            $ 753
          Foreign currency translation adjustment..................................   (1,425)             (732)
                                                                                     -------             -----
          Comprehensive income (loss)..............................................  $(2,893)            $  21
                                                                                     =======             =====

                                                                                     NINE MONTHS ENDED JUNE 30,
                                                                                     --------------------------
                                                                                       2005             2004
                                                                                     --------         --------
                                                                                                (RESTATED-SEE NOTE 2)
          Net loss.................................................................  $(24,286)        $(12,635)
          Foreign currency translation adjustment..................................      (159)           1,221
                                                                                     --------         --------
          Comprehensive loss.......................................................  $(28,445)        $(11,414)
                                                                                     ========         ========

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

For the nine months ended June 30, 2005 and 2004, the Company reported sales of $7.3 million and $5.7 million, respectively, and $3.0 million and $2.5 million, respectively, for the three months then ended, to a major aircraft brake manufacturer which was the only customer that represented greater than 10% of Company sales. There are no customers with a receivable balance in excess of 10% of the total Company balance.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of June 30, 2005 and September 30, 2004 and for the three months and nine months ended June 30, 2005 and 2004 (amounts in thousands):

                                                                             THREE MONTHS ENDED JUNE 30, 2005
                                                                             --------------------------------
                                                             Carbon       Technical     Specialty       Corporate
                                                             Fibers         Fibers       Products     Headquarters        Total
                                                             -------      ---------     ---------     ------------       -------
Net sales............................................         $9,278        $6,604        $3,823           $   -         $19,705
Cost of sales, excluding available unused capacity...          9,639         5,083         3,089               -          17,865
Available unused capacity expenses...................            704             -             -               -             704
Operating (loss) income..............................         (1,774)        1,262           220            (938)         (1,230)
Depreciation and amortization expense................            401           131           116              43             691
Capital expenditures.................................          2,897           403             -             194           3,494

                                                                             THREE MONTHS ENDED JUNE 30, 2004
                                                                             --------------------------------
                                                                                   (RESTATED-SEE NOTE 2)
                                                             Carbon       Technical     Specialty       Corporate
                                                             Fibers         Fibers       Products     Headquarters        Total
                                                             -------      ---------     ---------     ------------       -------
Net sales............................................         $5,669        $4,127        $3,489           $   -         $13,285
Cost of sales, excluding available unused capacity...          4,487         3,475         2,907               -          10,869
Available unused capacity expenses...................            952             -             -               -             952
Operating (loss) income..............................           (404)          263           408            (913)           (646)
Depreciation and amortization expense................            961           389           186              24           1,560
Capital expenditures.................................            825           411           167              32           1,435

                                                                             NINE MONTHS ENDED JUNE 30, 2005
                                                                             -------------------------------
                                                             Carbon       Technical     Specialty       Corporate
                                                             Fibers         Fibers       Products     Headquarters        Total
                                                             -------      ---------     ---------     ------------       -------
Net sales............................................        $24,556       $15,034        $9,406         $     -         $48,996
Cost of sales, excluding available unused capacity...         25,241        11,948         7,933               -          45,122
Available unused capacity expenses...................          1,753             -             -               -           1,753
Operating (loss) income..............................         (4,889)        2,011           297          (2,340)         (4,921)
Depreciation and amortization expense................          2,217           594           389              97           3,297
Capital expenditures.................................          8,236           655           175             205           9,271

                                                                              NINE MONTHS ENDED JUNE 30, 2004
                                                                             -------------------------------
                                                                                   (RESTATED-SEE NOTE 2)
                                                             Carbon       Technical     Specialty       Corporate
                                                             Fibers         Fibers       Products     Headquarters        Total
                                                             -------      ---------     ---------     ------------       -------
Net sales............................................        $13,438       $10,611        $8,925         $     -         $32,974
Cost of sales, excluding available unused capacity...         11,176         8,971         7,249               -          27,396
Available unused capacity expenses...................          3,638             -             -               -           3,638
Operating (loss) income..............................         (3,947)          654           606          (1,928)         (4,615)
Depreciation and amortization expense................          2,889           902           482              73           4,346
Capital expenditures.................................          3,488           615           395              (8)         (4,490)

                                                                                       TOTAL ASSETS
                                                                                       ------------
                                                                                                       Corporate
                                                                                                      Headquarters
                                                             Carbon       Technical     Specialty          and
                                                             Fibers        Fibers        Products     Eliminations        Total
                                                             -------      ---------     ---------     ------------      --------
June 30, 2005........................................        $90,796       $21,249       $10,485         $8,524         $131,054
September 30, 2004 (Restated - see Note 2)...........         82,756        22,154        14,506          3,039          122,455

7. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                JUNE 30,     SEPTEMBER 30,
                                                                                  2005           2004
                                                                                --------     -------------
         Raw materials.......................................................   $12,957        $ 5,462
         Work-in-process.....................................................       732          1,177
         Finished goods......................................................    14,262         18,317
         Other...............................................................     1,557            946
                                                                                -------        -------
                                                                                $29,508        $25,902
                                                                                =======        =======

8. NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued interpretation No. 123-R "Accounting for Stock-Based Compensation" (SFAS No. 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. SFAS No. 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal year ends beginning after June 15, 2005, which would be October 1, 2005 for the Company. The Company is currently evaluating the effect of this interpretation on the Company's financial statements when implemented. See Note 1 for further discussion.

9. COMMITMENTS AND CONTINGENCIES

Legal
-----

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal that represents its only recourse regarding this guaranty. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

In September 2004, the Company was named a defendant in a civil action filed by an investment banker that formerly was retained by the Company to locate equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commissions from equity investments obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company and, therefore, the agreement was terminated by the Company prior to obtaining new financing. At the present stage of the litigation, the Company is unable to predict the timing or the outcome of this litigation or the impact on the Company's financial condition, results of operations and cash flows.

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

The Company is a party to various other claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these claims and lawsuits will not have a material adverse effect upon the financial condition, cash flows, or results of operations of the Company and its subsidiaries taken as a whole.

Environmental
-------------

The Company's operations generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes that all of its facilities are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulations will not have a material adverse effect on the business, financial position, results of operations or cash flows of the Company, and therefore, no reserves have been recorded. There can be no assurance, however, that the application of future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, cash flows, results of operations or financial condition of the Company.

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

While the Company has its precursor based products under evaluation with its major customers, currently it obtains most of its acrylic fiber precursor to supply the aircraft brake applications from a single supplier which is the only supplier that currently produces precursor qualified for use in aircraft brake applications. During the third quarter of fiscal 2005 this supplier was put into receivership and it is not expected to survive. The Company purchased acrylic fiber from this supplier in the short-term to satisfy its customers' demand until the Company's own precursor based products are qualified. The Company believes that during the fourth quarter of fiscal 2005, the Company's precursor will be approved and used on the majority of the current aircraft brake applications.

The major materials used by the Specialty Products segment include basic commodity products, which are widely available from a variety of sources.

Concentration of Credit Risk
----------------------------

For the nine months ended June 30, 2005 and 2004, the Company reported sales of $7.3 million and $5.7 million, respectively, and $5.0 million and $2.5 million, respectively, for the three months ended June 30, 2005 and 2004, to a major aircraft brake manufacturer which was the only customer that represented greater than 10% of Company sales. There is no concentration of receivables with one customer in excess of 10%. There are no customers with a receivable balance in excess of 10% of the total Company balance.

10.   SUBSEQUENT EVENT

In August 2005, an investor exercised 138,889 warrants at $5.40 per share and 140,000 warrants at $7.50 per share, which increased the Company's cash balance by $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. The Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company has determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. The change in fair value of these instruments results in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million for the nine months ended June 30, 2004. See further discussion in Note 2 to the Consolidated Financial Statements included in this Form 10-Q for discussion of the restatement. The following comparisons of the Company's results of operations are based on the restated amounts.

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

The recent increase in the demand for carbon fibers relates to several different applications, including aerospace. During the third quarter of fiscal 2005, the Company experienced growth in customer demand in the carbon and technical fiber business units, as combined net sales of these segments increased $6.1 million and $3.0 million, respectively, over the third quarter of fiscal 2004 and second quarter of fiscal 2005.

The Company has specifically targeted three significant and emerging applications: wind energy, flame retardant bedding and home furnishings, and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

With the new orders in place and indications for additional significant orders, the Company has restarted its major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. The Company has begun operation of manufacturing lines with aggregate rated capacity of 4 million pounds per year as of April and began operation of another manufacturing line with aggregate rated capacity of 1 million pounds per year in July 2005. The two Hungarian carbon fiber manufacturing lines currently are fully operational. Maintaining the excess capacity has been costly, but the Company believed it has been necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the reactivation of the Abilene plant, unused capacity costs are expected to continue to decline and, ultimately, be substantially fully absorbed in ongoing production as all the carbon fiber lines start operating in fiscal 2005. As of August 1, 2005, all five lines at the Company's Abilene facility were operational, however, they have not reached the desired production capacity. The per-line capacity has been steadily improving and the Company believes it should reach desired production rates during the fourth quarter of fiscal 2005. In October 2004 the Company moved its prepreg operations from San Diego to Salt Lake City. The Company plans to bring the capacity back on line during fiscal 2005, up until this time the Company will incur unused capacity cost related to this facility.

In order to meet demand for carbon fibers for wind energy and other commercial carbon fiber applications, Zoltek has undertaken three-phase capacity expansion program. First, Zoltek has initiated the start-up of the five installed lines at its Abilene, Texas facility and activated sufficient precursor capacity to support all of the Company's carbon fiber capacity, which are scheduled to be fully operational in fiscal 2005. Second, Zoltek plans to add two new carbon fiber lines and add sufficient precursor capacity at the Company's Hungarian facility by the end of fiscal 2005. The third phase of the expansion program calls for a doubling of the carbon fiber and precursor capacity levels after the second phase, to be operational in 2006.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
-----------------------------------------------------------------------------

The Company's sales increased by 48%, or $6.4 million, to $19.7 million in the third quarter of fiscal 2005 from $13.3 million in the third quarter of fiscal 2004. Carbon fiber sales increased 64%, or $3.6 million, to $9.3 million in the third quarter of fiscal 2005 from $5.7 million in the third quarter of fiscal 2004 as increased production and sales of wind energy orders continued and the demand for the Company's milled and chopped products significantly increased from prior years. The Company estimates that if the four lines at the Abilene facility were producing at the desired capacity levels for the third quarter of fiscal 2005, sales of carbon fiber would have been at least 45% higher as the demand for the product continues to increase. Technical fiber sales increased 61%, or $2.5 million, to $6.6 million in the third quarter fiscal 2005 from $4.1 million in the third quarter fiscal 2004. Technical fiber sales increased as the Company had a significant increase in orders from aircraft brake customers. Sales of the continuing components of the specialty products business segment increased 10%, or $0.3 million, to $3.8 million in the third quarter of fiscal 2005 from $3.5 million in the third quarter of fiscal 2004.

The Company's cost of sales (including available unused capacity costs) increased by 57%, or $6.7 million, to $18.5 million in the third quarter of fiscal 2005 from $11.8 million in the third quarter of fiscal 2004. Carbon fiber cost of sales increased by 118%, or $5.2 million, to $9.7 million in the third quarter of 2005 from $4.5 million in the third quarter of 2004 as carbon fiber sales increased by $3.6 million. The disproportionate increase in carbon fiber cost of sales was a reflection of significant costs attributable to start-up and post start-up operating inefficiencies of the installed carbon fiber lines at its Abilene facility. The Company believes it could have attained 45% higher sales in carbon fiber with only the incremental cost of raw material which is approximately 40% of the selling price. The Company expects that the efficiency of the manufacturing operation will improve during the fourth quarter of fiscal 2005. A portion of the sales increase was related to milled and chopped fiber. The Company recognizes a smaller margin on milled and chopped fiber than on the carbon fiber tow, but milled and chopped fiber sales do generate cash on slow moving inventory. Technical fiber cost of sales increased $1.6 million, or 46%, to $5.1 million in the third quarter of fiscal 2005 from $3.5 million in the third quarter of fiscal 2004 as technical fiber sales increased by $2.5 million. The increase in technical fiber cost of sales was a reflection of the increase in sales. The cost of sales of the specialty products segment increased compared to the third quarter of fiscal 2004 by $0.2 million as sales increased by $0.3 million.

The Company continued to incur costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the income statement, were approximately $0.7 million during the third quarter of fiscal 2004 and $1.0 million in the third quarter of fiscal 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2004 and fiscal 2005, unused capacity costs are expected to continue to decrease significantly and to be fully absorbed in ongoing operations by the end of fiscal 2005. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $0.6 million in the third quarter of fiscal 2005 and $0.8 million in the third quarter of fiscal 2004. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $1.5 million in the third quarter of fiscal 2005 compared to $1.3 million in the third quarter of fiscal 2004. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume.

Operating loss was $1.2 million in the third quarter of fiscal 2005 compared to a loss of $0.6 million in the third quarter of fiscal 2004, a decrease of $0.6 million. Carbon fiber operating loss increased from a loss of $0.4 million in the third quarter of fiscal 2004 to a loss of $1.8 million in the third quarter of fiscal 2005. The operating income in technical fibers increased from income of $0.3 million in the third quarter of fiscal 2004 to $1.3 million in the third quarter of fiscal 2005. Corporate headquarters operating loss was flat with a loss of $1.0 million in the third quarter of fiscal 2005. Specialty product operating income decreased from an income of $0.4 million in the third quarter of 2004 to an income of $0.2 million in the third quarter of 2005. The increase in the Company's total operating loss was a result of start-up cost and inefficiencies of the Company's Abilene, Texas facility carbon fiber lines and precursor lines in Hungary that did not produce enough product to cover the increased fixed costs.

Interest expense was approximately $1.0 million in the third quarter of fiscal 2005 compared to $0.9 million in the third quarter of fiscal 2004. The increase in interest resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact from the increase in interest rate was immaterial.

Amortization of financing fees and debt discount which are non-cash expenses was approximately $2.0 million in the third quarter of fiscal 2005 compared to $1.0 million in the third quarter of fiscal 2004. The increase in amortization resulted from the Company's refinancing transactions (see "--Liquidity and Capital Resources").

Income on value of warrants and conversion feature, a non-cash item, decreased $0.1 million from a gain of $4.6 million in fiscal 2004 to a gain of $4.5 million in fiscal 2005 (see "--Liquidity and Capital
Resources--Financing"). The decrease in the income was attributable to a smaller decrease in the market price of the Company's common stock during the third quarter of fiscal 2005 compared to fiscal 2004.

Other income/expense, net, was an expense of $1.4 million in the third quarter of fiscal 2005 compared to an income of $0.1 million in the third quarter of fiscal 2004. The increase in the foreign currency transactional loss during the three months ended June 30, 2005 on the Company's intercompany debt at its Hungarian subsidiary was attributable to the debt being denominated in Forints but will be repaid in U.S. Dollars. The funds were loaned at Forint to U.S. Dollar as of December 31, 2004 and the loan was revalued at a rate of approximately 200 to 1 compared to a rate of 191 to 1 as of June 30, 2005, which caused a loss of $1.4 million.

Income tax expense was $0.2 million for the third quarter of fiscal 2005 compared to an income tax expense of $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both the third quarters of fiscal 2005 and 2004 due to uncertainties in the Company's ability to utilize net operating loss carryforward in the future. The expense for fiscal 2005 related to local taxes for the Hungarian facility.

The foregoing resulted in loss from continuing operations of $1.3 million for the third quarter of fiscal 2005 compared to an income of $2.0 million for the third quarter of fiscal 2004. Similarly, the Company reported a loss from continuing operations per share of $0.07 and $0.13 on a basic and diluted basis, respectively, for the third quarter of fiscal 2005 and income from continuing operations per share of $0.12 and a loss of $0.05 on a basic and diluted basis for the third quarter of fiscal 2004, respectively. The weighted average common shares outstanding were 18.9 million basic and
20.8 million diluted for the third quarter of fiscal 2005 and 16.4 million and 18.7 million basic and diluted for the corresponding period of fiscal 2004.

The loss from discontinued operations of $0.2 million for the third quarter of fiscal 2005 decreased $1.1 million compared to the third quarter of fiscal 2004. The significant decrease in sales was offset by a significant decrease in cost during 2005 as the Company sold off its prior existing inventory balance during fiscal 2005 compared to full operations in the prior year. The Company reported a loss per share from discontinued operations of $(0.01) and $(0.08) on a basic and $(0.01) and $(0.07) diluted basis for the third quarter of fiscal 2005 and 2004, respectively.

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO NINE MONTHS ENDED JUNE 30, 2004
---------------------------------------------------------------------------

The Company's sales increased 48%, or $16.0 million, to $49.0 million in fiscal 2005 from $33.0 million in fiscal 2004. Carbon fiber sales increased 83%, or $11.1 million, to $24.5 million in fiscal 2005 from $13.4 million in fiscal 2004 as production and sales of wind energy orders continued and the demand for the Company's milled and chopped products significantly increased from prior years. Technical fiber sales increased 42%, or $4.4 million, to $15.0 million in fiscal 2005 from $10.6 million in fiscal 2004. The Company estimates that if the lines operating during the nine months at its Abilene facility were producing at the desired capacity levels, sales of carbon fiber would have been approximately 45% greater than the reported amount. Technical fiber sales increased as the Company had a significant increase in orders from the aircraft brake customers. Sales of the continuing components of the specialty products business segment increased 6%, or $0.5 million, to $9.4 million in fiscal 2005 from $8.9 million in fiscal 2004 as the sales of the Mavibond division, which produces filtration media, increased due to higher demand from Eastern European customers.

The Company's cost of sales (including available unused capacity costs) increased by 51%, or $15.9 million, to $46.9 million in fiscal 2005 from $31.0 million in fiscal 2004. Carbon fiber cost of sales increased by 76%, or $11.2 million, to $27.0 million for the nine-month period of fiscal 2005 from $14.8 million for the nine-month period of fiscal 2004. The increase in carbon fiber cost of sales was a reflection of increased sales along with a significant amount of the cost of sales which management estimates were attributable to start-up and post start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. The Company believes it could have attained 45% higher sales in carbon fiber with only the incremental cost of raw material which is approximately 40% of the selling price. The Company expects that the efficiency of the manufacturing operation will improve during the last quarter of fiscal 2005. Technical fiber cost of sales increased $3.0 million, or 33%, to $11.9 million for the nine-month period of fiscal 2005 from $8.9 million for the nine-month period of fiscal 2004. The increase in technical fiber cost of sales was a reflection of the increase in sales. The cost of sales of the specialty products segment increased $0.7 million to $7.9 million compared to the nine-month period of fiscal 2004 as sales increased $0.5 million. The reduced margin related to the increase in the cost of raw materials for the specialty products segment.

The Company continued to incur costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $1.8 million during the first nine months of fiscal 2005 and $3.6 million in the first nine months of fiscal 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2004 and during fiscal 2005, unused capacity costs are expected to continue to decrease significantly during the fiscal year and to be substantially fully absorbed in ongoing operations by the end of fiscal 2005. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $2.5 million in the first nine months of fiscal 2005 and $2.3 million in the first nine months of fiscal 2004. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $4.6 million in the first nine months of fiscal 2005 compared to $4.3 million in the first nine months of fiscal 2004. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume, offset by the continuing cost reduction plan at its Hungarian facility.

Operating loss was $4.9 million in the first nine months of fiscal 2005 compared to a loss of $4.6 million in the first nine months of fiscal 2004, a decrease of $0.3 million. Carbon fiber operating loss increased from a loss of $4.0 million in the first nine months of fiscal 2004 to a loss of $5.0 million in the first nine months of fiscal 2005. These losses also included approximately $5.0 million of costs which management estimates were attributable to the start-up and post start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. The operating income in technical fibers increased from $0.7 million in the first nine months of fiscal 2004 to $2.0 million in the first nine months of fiscal 2005 as sales of technical fibers in our core aircraft brake business increased over 2004. Corporate headquarters operating loss increased by $0.5 million to a loss of $2.4 million in the first nine months of fiscal 2005 due to higher administrative cost. Specialty products operating results decreased from income of $0.6 million in the first nine months of fiscal 2004 to an income of $0.3 million in the first nine months of fiscal 2005. The increase in the Company's total operating loss was principally a result of the start-up cost inefficiencies of the Abilene, Texas facility and the Hungarian precursor lines.

Interest expense was approximately $3.2 million in the first nine months of fiscal 2005 compared to $2.3 million in the corresponding period of fiscal 2004. The increase in interest resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact of the increase in interest rates was immaterial.

Amortization of financing fees which are non-cash expenses, was approximately $6.5 million in the first nine months of fiscal 2005 compared to $1.5 million in the first nine months of fiscal 2004. The increase in amortization resulted from the Company's issuing additional convertible debt which increased expenses by $4.2 million, refinancing transactions as the Company wrote off the unamortized portion of deferred financing expense of $0.4 million and incurred a prepayment fee of $0.3 million to payoff an existing mortgage note (see "--Liquidity and Capital Resources").

Loss on value of warrants and conversion feature, which is a non-cash item, increased $11.0 million from $0.9 million in fiscal 2004 to a loss of $11.9 million in fiscal 2005 (see "--Liquidity--Financing"). The increase in the loss was attributable to the increase in the market price of the Company's common stock during the first nine months of fiscal 2005 compared to fiscal 2004 and a larger balance of outstanding convertible notes and warrants.

Other income/expense, net, was a loss of $1.8 million in the first nine months of fiscal 2005 compared to a loss of $0.1 million for the first nine months of fiscal 2004. The increase in the foreign currency transactional loss during the nine months ended June 30, 2005 on the Company's intercompany debt at its Hungarian subsidiary, was attributable to the debt being denominated in Forints but being payable in U.S. Dollars. The funds were loaned at Forint to U.S. Dollar as of December 31, 2004 and the loan was revalued based on the exchange rate at June 30, 2005.

Income tax expense was $0.4 million for the first nine months of fiscal 2005 compared to $0.3 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both nine-month periods of fiscal 2005 and 2004 due to uncertainties in the Company's ability to utilize net operating loss carryforward in the future. The expense for fiscal 2005 related to local taxes for the Hungarian facility.

The foregoing resulted in a loss from continuing operations of $28.7 million for the first nine months of fiscal 2005 compared to a loss of $9.7 million for the first nine months of fiscal 2004. Similarly, the Company reported a loss from continuing operations per share of $(1.62) and $(0.59) on a basic basis and $(1.66) and $(0.61) on a diluted basis for the first nine months of fiscal 2005 and 2004, respectively. The weighted average common shares outstanding were 17.7 million and 16.4 million basic and 18.7 million and
17.3 million diluted for the first nine months of fiscal 2005 and 2004, respectively.

The loss from discontinued operations of $0.6 million for the first nine months of fiscal 2005 compares to a loss of $2.9 million for the first nine months of fiscal 2004. The significant decrease in sales was offset by a significant decrease in cost during 2005 as the Company sold off its prior existing inventory balance during fiscal 2005. The Company reported a loss from discontinued operations per share on discontinued operations of $(0.04) and $(0.18) on a basic basis and $(0.03) and $(0.17) on a diluted basis for the nine months of fiscal 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to the timing of development of markets for carbon fiber products in each of the past four fiscal years and the first nine months of the current fiscal year, the Company has incurred operating losses and the Company's operations have used cash in excess of cash generated by operating activities. This raises substantial doubt about the Company's ability to continue as a going concern. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

Management will seek to fund the Company's near-term operating needs from anticipated sales increases related to expected increases in production capacity at existing facilities, sale of excess inventories, and continued aggressive management of the Company's working capital. There can be no assurance that the Company will realize such anticipated sales increases from improvements in its production capacity from its existing facilities, or that the Company will be able to generate sufficient cash flows from operating activities to fund its various obligations in the ordinary course of business. Should the Company be unable to generate sufficient cash flows, it may be required to seek additional debt or equity capital. There can be no assurance that such capital will be available, or if available, that it will be available on terms acceptable to the Company. The Company's ability to obtain additional debt and/or equity financing will depend on numerous factors, including the Company's operating performance both with respect to meeting planned production capacity as well as the existence of sufficient demand for the Company's products and overall market conditions including potential third party investors and/or lenders.

In August 2005, an investor exercised 138,889 warrants at $5.40 per share and 140,000 warrants at $7.50 per share, which increased the Company's cash balance by $1.8 million.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Based on the factors described above, there can be no assurance that the carrying values of assets will be realized or that liabilities will be satisfied for the amounts recorded.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the

Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly and nine-month financial results ended June 30, 2005 and 2004.

                                                        THREE MONTHS ENDED JUNE 30,2005         NINE MONTHS ENDED JUNE 30, 2005
                                                        -------------------------------         -------------------------------
                                                                  CONVERSION                               CONVERSION
                                                       WARRANTS     FEATURES      TOTAL        WARRANTS      FEATURES      TOTAL
                                                       --------     --------      -----        --------      --------      -----
January 2004 issuance - mark to market ................. $268        $    -       $  268       $  (764)      $ (8,164)    $ (8,928)
March 2004 issuance - mark to market ...................  117             -          117          (610)        (5,684)      (6,294)
October 2004 issuance - mark to market .................  307         2,136        2,443        (1,085)        (2,286)      (3,371)
February 2005 issuance - mark to market ................  257         1,417        1,674         1,894          4,775        6,669
                                                         ----        ------       ------       -------       --------     --------
         Totals......................................... $949        $3,553       $4,502       $  (565)      $(11,359)    $(11,924)
                                                         ====        ======       ======       =======       ========     ========

                                                        THREE MONTHS ENDED JUNE 30,2004         NINE MONTHS ENDED JUNE 30, 2004
                                                        -------------------------------         -------------------------------
                                                             (RESTATED-SEE NOTE 2)                  (RESTATED-SEE NOTE 2)
                                                                  CONVERSION                               CONVERSION
                                                       WARRANTS     FEATURES      TOTAL        WARRANTS      FEATURES      TOTAL
                                                       --------     --------      -----        --------      --------      -----
January 2004 issuance - mark to market ................. $534        $2,207       $2,741        $(610)       $(2,223)     $(2,833)
March 2004 issuance - mark to market ...................  355         1,521        1,886          355          1,531        1,886
                                                         ----        ------       ------        -----        -------      -------
         Totals......................................... $889        $3,728       $4,627        $(255)       $  (692)     $  (947)
                                                         ====        ======       ======        =====        =======      =======

Fiscal 2005 Financing Transactions
----------------------------------

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

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and are presently convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. The note is collateralized by the carbon fiber assets of the Company's Hungarian subsidiary. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

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

Fiscal 2004 Financing Transactions
----------------------------------

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

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on earnings (loss) per share:

                                                                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                         JUNE 30, 2005         JUNE 30, 2004
                                                                                       ------------------    ------------------
         Numerators:
         Income from continuing operations..............................................$      (1,302)        $       2,039
         Impact of convertible debt and warrants:
                  Add: interest expense.................................................          725                   653
                  Add: amortization of financing fees and debt discount.................          455                 1,057
                  Less: gain on value of conversion feature and warrants................       (2,521)               (4,617)
                                                                                        -------------         -------------
         Loss from continuing operations................................................       (2,643)                 (868)
         Loss from discontinued operations..............................................         (166)               (1,286)
                                                                                        -------------         -------------
         Net loss.......................................................................$      (2,809)        $      (2,154)
                                                                                        =============         =============

         Denominators:
         Average shares outstanding - basic.............................................       18,888                16,407
         Impact of convertible debt and warrants........................................        1,922                 2,337
                                                                                        -------------         -------------
         Average shares outstanding - diluted...........................................       20,810                18,744
                                                                                        =============         =============

         Earnings (loss) per share - basic:
                  Continuing operations.................................................$       (0.07)        $        0.12
                  Discontinued operations...............................................        (0.01)                (0.08)
                                                                                        -------------         -------------
         Basic earnings (loss) per share................................................$       (0.08)        $        0.04
                                                                                        =============         =============

         Loss per share - diluted:
                  Continuing operations.................................................$       (0.13)        $       (0.05)
                  Discontinued operations...............................................        (0.01)                (0.07)
                                                                                        -------------         -------------
         Diluted loss per share.........................................................$       (0.14)        $       (0.12)
                                                                                        =============         =============


                                                                                       NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                         JUNE 30, 2005         JUNE 30, 2004
                                                                                       ------------------    ------------------
         Numerators:
         Loss from continuing operations................................................$     (28,653)        $      (9,712)
         Impact of convertible debt:
                  Add: interest expense.................................................          562                    85
                  Add: amortization of financing fees and debt discount.................        1,840                   548
                  Less: gain on value of conversion feature.............................       (4,775)               (1,531)
                                                                                        -------------         -------------
         Loss from continuing operations................................................      (31,026)              (10,610)
         Loss from discontinued operations..............................................         (633)               (2,923)
                                                                                        -------------         -------------
         Net loss.......................................................................$     (31,659)        $     (13,533)
                                                                                        =============         =============

         Denominators:
         Average shares outstanding - basic.............................................       17,701                16,353
         Impact of convertible debt.....................................................        1,000                   920
                                                                                        -------------         -------------
         Average shares outstanding - diluted...........................................       18,701                17,273
                                                                                        =============         =============

         Loss per share - basic:
                  Continuing operations.................................................$      (1.62)         $      (0.59)
                  Discontinued operations...............................................       (0.04)                (0.18)
                                                                                        ------------          ------------
         Basic loss per share...........................................................$      (1.66)         $      (0.77)
                                                                                        ============          ============

         Loss per share - diluted:
                  Continuing operations.................................................$      (1.66)         $      (0.61)
                  Discontinued operations...............................................       (0.03)                (0.17)
                                                                                        ------------          ------------
         Diluted loss per share.........................................................$      (1.69)         $      (0.78)
                                                                                        ============          ============

In accordance with SFAS No. 128, Earnings per Share, the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain (loss), interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants. The Company does have outstanding stock options, warrants and convertible debt outstanding at June 30, 2005 and 2004 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 3.4 million shares for the quarter ended June 30, 2005, 4.3 million shares for the nine months ended June 30, 2005, 2.9 million shares for the quarter ended June
30, 2004 and 3.8 million shares for the nine months ended June 30, 2004 would have been included in the Company's diluted earnings per share calculation.

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. bank is described above under "--Fiscal 2005 Refinancing." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2006. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $5.4 million at June 30, 2005 leaving an availability of $0.5 million, and are classified as current on the consolidated balance sheet. The Company expects the revolving line of credit and term loan to be renewed when it matures on January 1, 2006, similar to past years.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.8 million at June 30, 2005. Due to the fiscal 2005 refinancing (see "--Refinancing"), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances in fiscal 2004 and 2005 have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at June 30, 2005.

Abilene, Texas Facility
-----------------------

In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company resumed manufacturing at this facility during fiscal 2004. Given that these assets were previously idled and did not generate significant cash flow in 2004, the Company performed an impairment test and found that no impairment existed at September 30, 2004. No triggering event occurred in the third quarter of 2005 that required the Company to perform an additional analysis at June 30, 2005.

Cash Used By Continuing Operating Activities
--------------------------------------------

The $10.7 million increase in cash used in continuing operations was the result of higher working capital requirements in fiscal 2005 and cash consumed due start-up inefficiencies cost from the Abilene and Hungarian manufacturing facilities. The $3.4 million increase in working capital requirements was attributable to increased inventory and receivable levels as sales and manufacturing activities have increased in the current year offset by an increase in payable levels for the first nine months of fiscal 2005. The Company anticipates improving future cash flows from operations as it gains operating efficiency at the Abilene and Hungarian manufacturing facilities and a continued aggressive approach to selling the milled and chopped inventory.

Inventories consist of the following (amounts in thousands):

                                                                             JUNE 30,   SEPTEMBER 30,
                                                                              2005          2004
                                                                             -------       -------
         Raw materials.....................................................  $12,957       $ 5,462
         Work-in-process...................................................      732         1,177
         Finished goods....................................................   14,262        18,317
         Other.............................................................    1,557           946
                                                                             -------       -------
                                                                             $29,508       $25,902
                                                                             =======       =======

Cash Used For Investing Activities
----------------------------------

Net cash used for investing activities for the nine months ended June 30, 2005 was $9.1 million which primarily consisted of capital expenditures. These expenditures related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

Net cash used for investing activities for the nine months ended June 30, 2004 was $4.5 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. The Company expects capital expenditures to increase in connection with the restart of the Abilene carbon fiber lines, the expansion of its precursor facility in Hungary and the installation of additional carbon fiber lines to meet the increased demand for carbon fiber. See "--2005 Refinancing" for information related to additional funding for expansion.

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $20.6 million and $10.4 million for the nine months ended June 30, 2005 and 2004, respectively. The various financing transactions are described above.

Future Contractual Obligations
------------------------------

A summary of significant contractual obligations is shown below. See Note 3 to the consolidated financial statements for discussion of the Company's debt agreements. The Company's financial commitments as of June 30, 2005 included the following:

                                                                                  LESS THAN                 4-5   MORE THAN
                                                                        TOTAL      1 YEAR     1-3 YEARS    YEARS   5 YEARS
                                                                       -------    ---------   ---------   ------  ---------
         Convertible debentures......................................  $47,800     $     -     $47,800    $    -    $   -
         Long-term debt, including current maturities................   11,510       6,973       4,537         -        -
         Note payable................................................    1,158       1,158           -         -        -
                                                                       -------     -------     -------    ------    -----
              Total debt.............................................   60,468       8,131      52,337         -        -
         Operating leases............................................      381          58         174       115       34
                                                                       -------     -------     -------    ------    -----
              Total debt and operating leases........................   60,849       8,189      52,511       115       34
              Contractual interest payments(2).......................   11,489       4,021       7,468         -        -
         Purchase obligations(1).....................................    1,559       1,559           -         -        -
                                                                       -------     -------     -------    ------    -----
              Total contractual obligations..........................  $73,897     $13,769     $59,979    $  115    $  34
                                                                       =======     =======     =======    ======    =====

----------------------------
(1)   Represents purchase order requirements as of June 30, 2005
(2)   Variable rate interest payments are calculated using the rate as of June 30, 2005 of 7.5%

The future contractual obligations and debt could be reduced by $47.8 million in exchange for 5.1 million shares of common stock if all the convertible debt was converted.

                                                         CONVERSION               LESS THAN                 4-5    MORE THAN
                                                           PRICE        TOTAL      1 YEAR     1-3 YEARS    YEARS    5 YEARS
                                                         ----------   --------    ---------   ---------   ------   ---------

         Total contractual obligation..................               $ 73,897     $13,769     $ 59,979    $ 115     $  34
         February 2003 issuance........................    $ 3.25       (7,800)          -       (7,800)       -         -
         October 2004 issuance.........................     12.00      (20,000)          -      (20,000)       -         -
         February 2005 issuance........................     20.00      (20,000)          -      (20,000)       -         -
         Interest payments.............................                (10,501)     (3,546)      (6,955)       -         -
                                                                      --------     -------     --------    -----     -----
              Total contractual obligations assuming
                conversion.............................               $ 15,596     $10,223     $  5,224    $ 115     $  34
                                                                      ========     =======     ========    =====     =====

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal that represents its only recourse regarding this guaranty. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. However, the February 2005 convertible debt issuance of $20.0 million bears interest at a variable rate and the Company plans to address the risk issue. At June 30, 2005, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's variable rate debt would result in a $0.3 million increase in interest expense based on the debt levels at June 30, 2005.

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. Dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. Dollars using period-end exchange rates was $35.4 million and $35.4 million at June 30, 2005 and September 30, 2004, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at June 30, 2005 and September 30, 2004 amounted to $3.5 million and $3.5 million, respectively. As of June 2005, the Company has a long-term loan with its Zoltek Rt. subsidiary of $20.0 million. The loan will be repaid in U.S. Dollars over time. The Company could realize a gain or loss on the loan as the value of the Forint increases or decreases against the U.S. Dollar. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt.

                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to re-activate its formerly idle manufacturing facilities on a timely and cost-effective basis, to meet current order levels for carbon fibers, successfully add new capacity for the production of carbon fiber and precursor raw material, execute plans to exit its specialty products business and reduce costs, achieve profitable operations, maintain its Nasdaq National Market listing, raise new capital and increase its borrowing at acceptable costs, manage changes in customers' forecasted requirements for the Company's products, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them, and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

ITEM 4.  CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant's management, including the registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. In performing its evaluation, management reviewed in particular the Company's accounting and reporting practices relating to changes in the registrant's accounting for the conversion feature and the related warrants to purchase the registrant's common stock associated with convertible debt issued by the registrant in January, March and October 2004 and February 2005, and the related restatement described in Note 2 of the Notes to Consolidated Financial Statements. This evaluation considered the procedures used by the registrant in determining the appropriate accounting treatment for non-routine or complex transactions, including the respective roles of its financial staff and considered whether such procedures are effective in, among other things, providing reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States. In light of the evaluation described above, the registrant's Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed as of June 30, 2005 because the Company did not maintain effective controls over the accounting for non-routine and complex transactions. Specifically, the Company did not maintain effective controls over the accounting for the conversion feature and the related warrants to purchase the registrant's common stock associated with its convertible debt issued in January, March and October 2004 and February 2005. As a result of this material weakness, the registrant's Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were not effective as of June 30, 2005. The registrant, under the supervision of its Chief Executive Officer and Chief Financial Officer, is currently evaluating potential steps that it can take to remediate the material weakness in its disclosure controls and procedures, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise.

There were no changes in the registrant's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                           ZOLTEK COMPANIES, INC.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           See Note 9 of the Notes to Consolidated Financial Statements for a summary of the Company's current legal proceedings.

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

                                                  Zoltek Companies, Inc.
                                                     (Registrant)

Date: August 9, 2005                       By:       /s/ KEVIN SCHOTT
      --------------                          -----------------------------
                                                     Kevin Schott
                                                 Chief Financial Officer