Form 10-K/A
period 2004-09-30
ZOLTEK COMPANIES INC
filed 2005-12-15
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


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

                     DOCUMENTS INCORPORATED BY REFERENCE
         The following document is incorporated by reference into the indicated Part of this Report:


         Document                                  Part of Form 10-K
         --------                                  -----------------

Proxy Statement for the 2005
  Annual Meeting of Shareholders                         III

EXPLANATORY NOTE
----------------

         On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of conversion of the instrument or exercise of the warrants (dollar amounts in thousands), as the case may be, the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the quarter ended March 31, 2004 and to accounts receivable, net that increased other expenses by $0.2 million in the quarter ended September 30, 2004. These adjustments resulted in corresponding adjustments in the September 30, 2004 balance sheet. The Company has also enhanced certain disclosures at the request of the Securities and Exchange Commission. In Item 6 the Company has changed "Other income (expense) and income tax expense benefit" from $(2,270) to $(2,486) in 2003 and from $1,730 to $1,562 in 2002 due to mathematical errors in the original filing.

         The impact of the restatements related to the change in accounting for the conversion feature and the related warrants are summarized below:

         For the quarter ended March 31, 2004, the loss on the fair value of the warrants and conversion feature and increased amortization expense, increased the net loss by $5.7 million. This result increased the Company's basic and diluted loss per share from $0.23 to $0.59 for the quarter ended March 31, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

         For the quarter ended June 30, 2004, there was a gain on the fair value of the warrants and conversion feature, partially offset by the increase in amortization expense that decreased the previously reported net loss by $4.3 million. This result decreased the Company's basic loss per share from a loss of $0.22 to income of $0.04 and diluted loss per share from a loss of $0.22 to a loss of $0.12 for the quarter ended June 30, 2004. The Company's previously reported long-term and total liabilities increased by $7.7 million with a corresponding decrease in the Company's equity.

         For the quarter ended September 30, 2004, the loss on the fair value of the warrants and conversion feature and increased amortization expense increased the previously reported net loss by $4.3 million. This result increased the Company's basic and diluted loss per share from $0.34 to $0.62 for the quarter ended September 30, 2004.

         For the fiscal year ended September 30, 2004, the loss on the fair value of warrants and conversion feature and increased amortization expense increased the previously reported net loss by $5.7 million. This result increased the Company's basic and diluted loss per share from $1.02 to $1.40 for the fiscal year ended September 30, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

         For the quarter ended December 31, 2004, the loss on the fair value of warrants and conversion feature and increased amortization expense, increased the previously reported net loss by $26.4 million. This result increased the Company's basic and diluted loss per share from $0.21 to $1.82 for the quarter ended December 31, 2004. The Company's previously reported long-term and total liabilities increased by $40.9 million with a corresponding decrease in the Company's equity.

         The foregoing adjustments do not affect previously recorded net sales, operating loss or cash flows from continuing operations. Furthermore, these adjustments do not affect previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

         As a result of the restatement, the Company is filing this amended Form 10-K/A for the year ended September 30, 2004 and has filed amended Form 10-Q/A's for the quarters ended June 30, 2004, December 31, 2004 and March 31, 2005.

         This Form 10-K/A includes only Items 3, 5, 6, 7, 8, 9 and 15 as these Items have been amended from the previously filed Form 10-K/A for the year ended September 30, 2004.

PART I

Item 3.  Legal Proceedings
------   -----------------

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal that represents its only recourse regarding this guaranty. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, makes the collection of the promissory notes doubtful.

         In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company and, therefore, the agreement was terminated by the Company prior to obtaining new financing. The court granted summary judgment in favor of the plaintiff on the issue of breach of the agreement and the parties are considering the issue of damages. The Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

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

         Set forth below are the high and low bid quotations as reported by the Nasdaq National Market for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:

                                                Fiscal year ended              Fiscal year ended
                                               September 30, 2004              September 30, 2003
                                               ------------------              ------------------
                                               High           Low            High              Low
                                               ----           ---            ----              ---
         First Quarter...................... $  6.99        $  2.43        $   3.49          $  1.25
         Second Quarter.....................   11.21           5.05            3.07             1.48
         Third Quarter......................   10.67           6.75            4.15             2.41
         Fourth Quarter.....................    9.22           6.59            3.00             2.09

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

         Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                  (1)FEBRUARY 2003     JANUARY 2004      MARCH 2004       OCTOBER 2004
                                                     -------------     ------------      ----------       ------------
Amount of debenture (millions)......................   $8.1               $7.0              $5.75           $20.0
Per share conversion price on debenture.............   $3.25              $5.40             $6.25           $12.00
Interest rate.......................................   7.5%               6.0%              6.0%            7.0%
Term of debenture...................................   60 months          30 months         30 months       42 months
Warrants issued.....................................   405,000            323,995           230,000         500,000
Term of warrant.....................................   60 months          48 months         48 months       72 months
Per share exercise price of warrants................   $5.00              $5.40             $7.50           $13.00
Fair value per warrant at issuance..................   $0.93              $2.27             $5.43           $6.02
Value per share conversion feature at issuance......   $3.11              $1.78             $5.06           $4.31
Stock price on date of agreement....................   $1.58              $5.40             $9.53           $9.60
Stock volatility at issuance........................   100%               50%               61%             75%
Dividend yield......................................   0.0%               0.0%              0.0%            0.0%
Risk-free interest rate at issuance.................   3.0%               2.78%             2.44%           3.71%

--------------------------------
(1) The warrants issued in connection with the February 2003 convertible issuance meet the criteria of EITF 00-19 for equity classification as they do not contain registration rights obligations with respect to the underlying shares similar to the other financing described in the table. The conversion feature on the related debt does not require derivative accounting and no beneficial conversion feature exists on this issuance.

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

Item 6.  Selected Financial Data
------   -----------------------



                                                      ZOLTEK COMPANIES, INC.
                                               SELECTED CONSOLIDATED FINANCIAL DATA
                                               (In thousands, except per share data)

Statement of Operations Data: (1)                                           Year Ended September 30,
----------------------------------------------------------------------------------------------------------------------------------

                                                            2004         2003          2002        2001           2000
                                                          --------    ----------    ----------  ----------     -----------
                                                         (RESTATED-
                                                         SEE NOTE 2)

Net sales.................................................$ 45,273     $  39,405    $  41,787    $  47,797    $  51,892
Cost of sales, excluding available unused capacity costs..  37,878        33,181       33,508       48,745       42,616
Available unused capacity costs...........................   4,466         5,716        6,039        6,803        4,658
Selling, general and administrative expenses (2)..........   8,414         9,951       10,319       12,839       10,759
Operating loss from continuing operations.................  (5,485)       (9,443)      (8,079)     (20,590)      (6,141)
Other income (expense) and income tax expense benefit..... (11,494)       (2,486)       1,562         (649)       1,544
Net loss from continuing operations....................... (16,979)      (11,929)      (6,517)     (21,239)      (4,597)
Loss on discontinued operations, net of income taxes......  (5,828)       (3,673)      (1,314)     (10,332)      (4,088)
Net loss.................................................. (22,807)    $ (15,602)   $  (7,831)   $ (31,571)   $  (8,685)
Net loss per share:
  Basic and diluted loss per share:
     Continuing operations................................$  (1.04)    $   (0.73)   $   (0.40)   $   (1.29)   $   (0.25)
     Discontinued operations..............................   (0.36)        (0.23)       (0.08)       (0.62)       (0.22)
                                                          --------     ---------    ---------    ---------    ---------

     Net loss.............................................$  (1.40)    $   (0.96)   $   (0.48)   $   (1.91)   $   (0.47)
                                                          ========     =========    =========    =========    =========

Weighted average common shares outstanding................  16,372        16,307       16,289       16,515       18,360



Balance Sheet Data:                                                                  September 30,
----------------------------------------------------------------------------------------------------------------------------------

                                                            2004         2003          2002        2001          2000
                                                          --------    ----------    ----------  ----------    -----------
                                                         (RESTATED-
                                                         SEE NOTE 2)

Working capital...........................................$ 16,802     $  18,790    $   9,872    $  22,891    $  27,041
Total assets.............................................. 122,455       119,455      121,422      121,492      207,701
Short-term debt...........................................     570           933       14,014        2,073       47,126
Long-term debt, less current maturities...................  42,002        33,541       13,699       22,036        8,697
Shareholders' equity......................................  44,230        64,516       75,904       79,596      122,811

------------------
(1) Prior year amounts have been reclassified for discontinued operations as discussed in Note 2 to Consolidated Financial Statements.

 (2) Includes application and development costs of $3,070, $3,453, $3,750, $3,533 and $2,479 for fiscal years 2004, 2003, 2002, 2001 and 2000, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
Results of Operations
---------------------


GENERAL
-------

         On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of conversion of the instrument or exercise of the warrants, as applicable, the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the quarter ended March 31, 2004 and to accounts receivable, net that increased other expenses by $0.2 million in the quarter ended September 30, 2004. See further discussion in Note 2 to the Consolidated Financial Statements included in this Form 10-K/A for discussion of this restatement.

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

         In order to meet demand for carbon fibers for wind energy and other commercial carbon fiber applications, Zoltek has undertaken a three-phase capacity expansion program. First, Zoltek has initiated the start-up of the five installed lines at its Abilene, Texas facility and activated sufficient precursor capacity to support all of the Company's carbon fiber capacity. Second, Zoltek plans to add two new carbon fiber lines and add sufficient precursor capacity at the Company's Hungarian facility around the end of fiscal 2005. The third phase of the expansion program calls for a doubling of the carbon fiber and precursor capacity levels after the second phase, to be operational in 2006.

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

RESULTS OF OPERATIONS
---------------------

         All data for fiscal 2004 has been presented on a restated basis. See Note 2 to the Consolidated Financial Statements included in this Form 10-K/A for discussion on this restatement.

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

         The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facility, including depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $4.5 million during fiscal 2004 and $5.7 million in fiscal 2003. The decrease in 2004 was due to the start-up of the carbon fiber lines in Abilene during the fourth quarter of 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2005, unused capacity costs are expected to continue to decrease significantly during that period and to be fully absorbed in ongoing operations as all installed production lines began operating. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

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

         Amortization of debt discount from warrants, deferred financing and beneficial conversion feature costs, which are non-cash expenses, was $2.6 million in fiscal 2004 compared to $0.1 million in fiscal 2003. The increase in amortization resulted from the Company's refinancing transactions (see "--Liquidity and Capital Resources").

         Loss on value of warrants and conversion feature, a non-cash item, increased $4.9 million from no expense in fiscal 2003 to a loss of $4.9 million in fiscal 2004 (see "--Liquidity and Capital Resources"). The increase in the loss was attributable to an increase in our stock price during 2004 as the Company had to market to market the value of the warrants and conversion feature following the issuance of convertible debt instruments in January and March 2004. No such obligations existed in the prior year.

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

         The foregoing resulted in a net loss from continuing operations of $17.0 million for fiscal 2004 compared to a net loss of $11.9 million for fiscal 2003. Similarly, the Company reported a net loss per share from continuing operations of $1.04 and $0.73 on a basic and diluted basis for fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were 16.4 million for fiscal 2004 and 16.3 million for fiscal 2003.

         In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. These divisions are not part of the long-term strategy of the Company and will not be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. In the fourth quarter of fiscal 2004, the Company recorded an impairment loss on discontinued operations of $0.2 million compared to zero in 2003. The operating loss related to those divisions was $5.2 million for the fiscal year compared to $3.7 million in fiscal 2003. The increase in the operating loss was due to sales decreasing by $7.8 million, or 32%, from $24.1 million in fiscal 2003 to $16.3 million in fiscal 2004 while cost of sales only decreased $6.6 million, or 27%, from $24.4 million in fiscal 2003 to $17.8 million in fiscal 2004, as the Company did not decrease its fixed cost component of cost of sales at a rate equal to the decline in its sales. The Company also recorded a loss of $0.5 million related to a legal judgment involving the Company's former Hardcore subsidiary. The Company is vigorously defending this matter and has filed counterclaims and an appeal. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations or financial condition.

COMPARISON OF RESULTS FOR FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002

         The Company's sales decreased 6%, or $2.4 million, to $39.4 million in fiscal 2003 from $41.8 million in fiscal 2002. Technical fiber sales decreased 29%, or $5.7 million, to $14.1 million in fiscal 2003 from $19.8 million in fiscal 2002. Carbon fiber sales (excluding intersegment) increased 23%, or $2.5 million, to $13.2 million during fiscal 2003 from $10.7 million in fiscal 2002. Carbon fiber sales increased both in Hungary and the U.S. as the demand for carbon fiber increased in the second half of the year as excess capacity in the industry started to decrease. During fiscal 2003, technical fibers sales decreased due to excess technical fiber capacity that weakened economic conditions globally specifically in the aerospace business. Sales of other products produced at Zoltek Rt. increased $0.8 million, or 7%, to $12.1 million in fiscal 2003 from $11.3 million in fiscal 2002 as sales of the Mavibond division increased due to higher demand from Eastern European customers.

         The Company's cost of sales (excluding available unused capacity costs) decreased by 1%, or $0.3 million, to $33.2 million in fiscal 2003 from $33.5 million in fiscal 2002. The decrease in cost of sales (excluding available unused capacity costs) was consistent with the decrease in sales, however, not to the degree of the sales decline due to the technical fiber unit having been impacted from industry-wide excess capacity that resulted in distressed pricing across most existing markets and lower sales volume that have not supported the level of the Company's fixed manufacturing cost. The Company also recorded a reserve of $1.0 million for certain carbon fiber inventories of which it was deemed to have excess amounts in fiscal 2003.

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

         The foregoing resulted in a net loss from continuing operations of $11.9 million for fiscal 2003 compared to a net loss of $6.5 million for fiscal 2002. Similarly, the Company reported net loss from continuing operations per share of $0.73 and $0.40 on a basic and diluted basis for fiscal 2003 and fiscal 2002, respectively. The weighted average common shares outstanding were 16.3 million for fiscal 2003 and fiscal 2002.

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

WARRANT AND CONVERSION FEATURES
-------------------------------

         In January, March and October of 2004, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature." See table below for impact on results for the fiscal year ended September 30, 2004.

                                                                      YEAR ENDED SEPTEMBER 30, 2004
                                                                      -----------------------------
                                                                         (RESTATED - SEE NOTE 2)
                                                                                CONVERSION
                                                                  WARRANTS      FEATURES          TOTAL
                                                                  --------      --------          -----
         January 2004 issuance - mark to market .................$  (1,109)     $ (4,039)      $  (5,148)
         March 2004 issuance - mark to market ...................       18           210             228
                                                                 ---------      --------       ---------
                  Totals.........................................$  (1,091)     $ (3,829)      $  (4,920)
                                                                 =========      ========       =========

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

         Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The note provided for payment of interest only on a monthly basis with principal balance due at time of maturity. The loan was collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of fiscal 2004 and the $0.5 million was released from escrow.

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

         Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                  (1)FEBRUARY 2003     JANUARY 2004      MARCH 2004       OCTOBER 2004
                                                     -------------     ------------      ----------       ------------
Amount of debenture (millions)......................   $8.1               $7.0              $5.75           $20.0
Per share conversion price on debenture.............   $3.25              $5.40             $6.25           $12.00
Interest rate.......................................   7.5%               6.0%              6.0%            7.0%
Term of debenture...................................   60 months          30 months         30 months       42 months
Warrants issued.....................................   405,000            323,995           230,000         500,000
Term of warrant.....................................   60 months          48 months         48 months       72 months
Per share exercise price of warrants................   $5.00              $5.40             $7.50           $13.00
Fair value per warrant at issuance..................   $0.93              $2.27             $5.43           $6.02
Value per share conversion feature at issuance......   $3.11              $1.78             $5.06           $4.31
Stock price on date of agreement....................   $1.58              $5.40             $9.53           $9.60
Stock volatility at issuance........................   100%               50%               61%             75%
Dividend yield......................................   0.0%               0.0%              0.0%            0.0%
Risk-free interest rate at issuance.................   3.0%               2.78%             2.44%           3.71%

--------------------------------
(1) The warrants issued in connection with the February 2003 convertible issuance meet the criteria of EITF 00-19 for equity classification as they do not contain registration rights obligations with respect to the underlying shares similar to the other financing described in the table. The conversion feature on the related debt does not require derivative accounting and no beneficial conversion feature exists on this issuance.

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

Cash Used By Continuing Operating Activities
--------------------------------------------

         Net cash used by continuing operating activities was $6.9 million for fiscal 2004. The cash flows used by continuing operating activities during fiscal 2004 were primarily due to the net loss from continuing operations of $17.0 million plus an increase in net operating assets of $3.2 million, offset by non-cash items, including depreciation and amortization of $13.2 million. The increase in net operating assets consisted of an increase in receivables and other assets of $4.1 million as carbon fiber sales increased during the year and the Company's Entec subsidiary finished a $2.0 million project related to building a machine for a wind turbine provider to make carbon fiber composite blades for wind turbines with an automated process close to its fiscal year-end; the related account receivable had not been collected by September 30, 2004. In addition, accrued expenses and other liabilities and trade payables increased $0.8 million with an increase in inventories of $0.2 million.

         The Company is exploring other alternative markets to sell certain carbon fiber inventories to improve its cash flow. During fiscal 2004, the Company decreased the carbon fiber and specialty unit actual inventory by $0.9 million which was offset by an increased inventory in the Entec operation.

         Net cash used by continuing operating activities was $2.0 million for fiscal 2003. The cash flows used by continuing operating activities during fiscal 2003 were primarily due to the net loss from continuing operations of $11.9 million offset by non-cash items including depreciation and amortization of $5.9 million and unrealized foreign exchange gain of $0.8 million plus a decrease in net operating assets of $3.2 million. The decrease in net operating assets consisted of a decrease of $0.8 million in inventories due primarily to a concerted effort to reduce inventories, a decrease of $1.1 million in accounts receivable, a decrease of $0.3 million in prepaid and other assets and a $2.9 million increase in accrued expenses and other liabilities, offset by a $1.2 million decrease in trade payables and a $0.7 million decrease in long-term liabilities.

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

Inventories
-----------

Inventories consist of the following (amounts in thousands):

                                                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                                                             2004           2003
                                                                                         -------------  -------------

         Raw materials....................................................................$   5,462       $   4,859
         Work-in-process..................................................................    1,177           1,132
         Finished goods...................................................................   18,317          19,057
         Supplies, spares and other.......................................................      946           1,930
                                                                                          ---------       ---------
                                                                                          $  25,902       $  26,978
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
                                                                =========    =========    =========     ========     =========

         The future contractual obligations and debt would be reduced by $30.1 million in exchange for 6.2 million shares of common stock if all the convertible debt including the 2005 financing that refinanced $10 million of the existing Hungarian debt was converted. The Company would also receive $12.0 million in additional cash if all warrants associated with the convertible debt were exercised.

                                                   CONVERSION                LESS THAN                    4-5        MORE THAN
                                                     PRICE        TOTAL       1 YEAR      1-3 YEARS      YEARS        5 YEARS
                                                   ----------   ---------    ---------    ---------     --------     ---------
Total contractual obligation.......................             $  53,510    $   4,472    $  35,429     $ 13,609     $       -
February 2003 issuance.............................$   3.25        (8,100)           -       (8,100)           -             -
January 2004 issuance..............................    5.40        (7,000)           -       (7,000)           -             -
March 2004 issuance................................    6.25        (5,750)           -       (5,750)           -             -
October 2004 issuance..............................   12.00       (10,000)           -            -      (10,000)            -
                                                                ---------    ---------    ---------     --------     ---------
     Total pro forma contractual obligations.......             $  22,660    $   4,472    $  14,579     $  3,609     $       -
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

         Until fiscal 2005, carbon fiber sales have been depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. These factors combined with the high level of inventories maintained by the Company, have resulted in the Company reducing the cost of certain carbon fiber inventories to their lower estimated market values. If demand for products held in inventory does not improve in a reasonable period of time, or further deteriorate, it is possible that the market value of these carbon fiber inventories may further decrease resulting in additional charges to cost of sales (excluding available unused capacity costs).

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

UNUSED CAPACITY COSTS

         During 2004, the Company was not operating its Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $4.5 million, $5.7 million and $6.0 million for fiscal 2004, 2003 and 2002, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, the Company has resumed certain levels of manufacturing at this facility during fiscal 2004. With the reactivation of the Abilene plant, unused capacity costs are expected to diminish and, ultimately, be fully absorbed in ongoing production once all the carbon fiber lines start operating.

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

         See Note 1 to the Company's Consolidated Financial Statements.

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

         The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K, as amended, the Company's Chief Executive Officer and Chief Financial Officer concluded that material weaknesses existed as of September 30, 2004 because the Company did not maintain effective controls over accounting for non-routine and complex transactions and earnings per share.

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



/s/ Zsolt Rumy
------------------------------------
Zsolt Rumy
December 15, 2005

                           ZOLTEK COMPANIES, INC.


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

         As discussed in Note 2 to the consolidated financial statements, the Company restated its September 30, 2004 consolidated financial statements.



/s/PricewaterhouseCoopers LLP
----------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 29, 2004, except for Note 2, as to which the date is December 15, 2005.

                                                   ZOLTEK COMPANIES, INC.
                                                 CONSOLIDATED BALANCE SHEET
                                  (Amounts in thousands, except share and per share data)



ASSETS                                                                                                   September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    2004             2003
                                                                                                  ---------        --------

                                                                                                 (RESTATED-
                                                                                                 SEE NOTE 2)
Current assets:
     Cash and cash equivalents.................................................................   $     267        $    838
     Accounts receivable, less allowance for doubtful accounts of $981 and $931, respectively..      11,611          10,380
     Inventories...............................................................................      25,902          26,978
     Other current assets......................................................................       1,167           1,483
                                                                                                  ---------        --------
          Total current assets.................................................................      38,947          39,679
Property and equipment, net....................................................................      80,414          77,373
Other assets...................................................................................       3,094           2,403
                                                                                                  ---------        --------
          Total assets.........................................................................   $ 122,455        $119,455
                                                                                                  =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................   $     570        $    933
     Trade accounts payable....................................................................      13,257          11,892
     Notes payable.............................................................................       2,441           2,916
     Accrued expenses and other liabilities....................................................       5,877           5,148
                                                                                                  ---------        --------
          Total current liabilities............................................................      22,145          20,889
Other long-term liabilities....................................................................         357             509
Value of warrants and conversion feature associated with convertible debenture.................      13,721               -
Long-term debt, less current maturities........................................................      42,002          33,541
                                                                                                  ---------        --------
          Total liabilities....................................................................      78,225          54,939
                                                                                                  ---------        --------
Commitments and contingencies (see Note 8)
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding........................................................           -               -
     Common stock, $.01 par value, 50,000,000 shares authorized,
        16,307,338 and 16,297,338 shares issued and outstanding, respectively..................         163             163
     Additional paid-in capital................................................................     109,524         109,290
     Accumulated deficit ......................................................................     (55,312)        (32,505)
     Accumulated other comprehensive loss......................................................     (10,145)        (12,432)
                                                                                                  ---------        --------
          Total shareholders' equity...........................................................      44,230          64,516
                                                                                                  ---------        --------
          Total liabilities and shareholders' equity...........................................   $ 122,455        $119,455
                                                                                                  =========        ========



                   The accompanying notes are an integral part of the consolidated financial statements.

                                                   ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Amounts in thousands, except per share data)



                                                                                        Year Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                                   2004            2003               2002
                                                                               ------------    ------------       ---------
                                                                                (RESTATED-
                                                                                SEE NOTE 2)

Net sales....................................................................   $   45,273       $  39,405         $ 41,787
Cost of sales, excluding available unused capacity costs.....................       37,878          33,181           33,508
Available unused capacity costs..............................................        4,466           5,716            6,039
Application and development costs............................................        3,070           3,453            3,750
Selling, general and administrative expenses.................................        5,344           6,498            6,569
                                                                                ----------       ---------         --------
     Operating loss from continuing operations...............................       (5,485)         (9,443)          (8,079)
Other income (expense):
     Interest expense, excluding amortization of financing fees, debt
        discount and beneficial conversion feature...........................       (3,429)         (1,875)          (1,632)
     Amortization of financing fees, debt discount and beneficial
        conversion feature...................................................       (2,577)            (84)               -
     Loss on value of warrants and conversion feature........................       (4,920)              -                -
     Interest income.........................................................           21              57               25
     Other, net..............................................................         (155)            (49)             309
                                                                                ----------       ---------         --------
          Loss from continuing operations before income taxes................      (16,545)        (11,394)          (9,377)
Income tax expense (benefit).................................................          434             535           (2,860)
                                                                                ----------       ---------         --------
     Net loss from continuing operations.....................................      (16,979)        (11,929)          (6,517)
                                                                                ----------       ---------         --------
Discontinued operations:
     Operating loss, net of taxes............................................       (5,169)         (3,673)          (3,208)
     Gain (loss) on disposal of discontinued operations......................         (659)              -            1,894
                                                                                ----------       ---------         --------
          Net loss on discontinued operations, net of taxes .................       (5,828)         (3,673)          (1,314)
                                                                                ----------       ---------         --------
Net loss.....................................................................   $  (22,807)      $ (15,602)        $ (7,831)
                                                                                ==========       =========         ========
Net loss per share:
     Basic and diluted loss per share:
     Continuing operations...................................................   $    (1.04)      $   (0.73)        $  (0.40)
          Discontinued operations............................................        (0.36)          (0.23)           (0.08)
                                                                                ----------       ---------         ---------
               Total.........................................................   $    (1.40)      $   (0.96)        $  (0.48)
                                                                                ==========       =========         ========

Weighted average common shares outstanding...................................       16,372          16,307           16,289





                   The accompanying notes are an integral part of the consolidated financial statements.

                                                      ZOLTEK COMPANIES, INC.
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      (Amounts in thousands)



                                     Total Share-              Add'l     Accumulated Other
                                       holders'    Common     Paid-In      Comprehensive    Treasury  Accumulated   Comprehensive
                                        Equity     Stock      Capital      Income (Loss)      Stock    (Deficit)    Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001........  $   79,595    $ 188     $ 128,024      $ (20,364)      $(19,181)   $ (9,072)
Net loss...........................      (7,831)       -             -              -              -      (7,831)    $  (7,831)
Foreign currency translation
  adjustment.......................       4,111        -             -          4,111              -           -         4,111
                                                                                                                     ---------
         Comprehensive loss........                                                                                  $  (3,720)
                                                                                                                     =========
Treasury shares retired............           -      (25)      (19,156)             -         19,181           -
Exercise of stock options..........          29        -            29              -              -           -
                                     ----------    -----     ---------      ---------       --------    --------
Balance, September 30, 2002........      75,904      163       108,897        (16,253)             -     (16,903)
Net loss...........................     (15,602)                                                         (15,602)    $ (15,602)
Foreign currency translation
  adjustment.......................       3,821                                 3,821                                    3,821
                                                                                                                     ---------
         Comprehensive loss........                                                                                  $ (11,781)
                                                                                                                     =========
Warrants issued with sub-debt......         372                    372
Exercise of stock options..........          21                     21
                                     ----------    -----     ---------      ---------       --------    --------
Balance, September 30, 2003........      64,516      163       109,290        (12,432)             -     (32,505)
Net loss (Restated-See Note 2).....     (22,807)                                                         (22,807)    $ (22,807)
Foreign currency translation
  adjustment.......................       2,287                                 2,287                                    2,287
                                                                                                                     ---------
         Comprehensive loss
           (Restated-See Note 2)...                                                                                  $ (20,520)
                                                                                                                     =========
Exercise of stock options
  and warrants (Restated-See Note 2)         34        -           234
                                     ----------    -----     ---------      ---------       --------    --------
Balance, September 30, 2004
  (Restated-see Note 2)............  $   44,230    $ 163     $ 109,524      $ (10,145)      $      -    $(55,312)
                                     ==========    =====     =========      =========       ========    ========









                       The accompanying notes are an integral part of the consolidated financial statements.

                                                   ZOLTEK COMPANIES, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Amounts in thousands)



                                                                                           Year Ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                   2004             2003             2002
                                                                                ----------       ---------        ---------
                                                                                (RESTATED-
                                                                                SEE NOTE 2)
Cash flows from operating activities:
     Net loss..............................................................     $  (22,807)      $ (15,602)       $  (7,831)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
          Loss from discontinued operations................................          5,828           3,673            1,314
          Depreciation and amortization....................................          5,614           5,889            6,046
          Amortization of financing and warrants...........................          2,577              84                -
          Value of warrant and conversion feature..........................          4,920               -                -
          Foreign currency transaction (gains) losses......................            128             787             (240)
          Other, net.......................................................            (38)            (36)             (17)
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable...................         (4,095)          1,109            1,511
              (Increase) decrease in inventories...........................           (176)            783           (1,577)
              (Increase) decrease in prepaid expenses and other assets.....            172             339           (1,950)
              Increase (decrease) in trade accounts payable................          2,487          (1,228)             413
              Increase (decrease) in accrued expenses and other liabilities         (1,590)          2,920             (742)
              Increase (decrease) in other long-term liabilities...........             (4)           (675)             190
                                                                                ----------       ---------        ---------
                  Total adjustments........................................         15,823          13,645            4,948
                                                                                ----------       ---------        ---------
     Net cash used by continuing operations................................         (6,984)         (1,957)          (2,883)
     Net cash provided (used) by discontinued operations...................           (234)         (2,488)           1,821
                                                                                ----------       ---------        ---------
Net cash used by operating activities......................................         (7,218)         (4,445)          (1,062)
                                                                                ----------       ---------        ---------
Cash flows from investing activities:
     Proceeds from sale of long-term investment............................              -             641                -
     Payments for purchase of property and equipment.......................         (6,003)         (1,483)          (1,865)
     Proceeds from sale of property and equipment..........................            137             121               74
                                                                                ----------       ---------        ---------
   Net cash used by continuing operations..................................         (5,866)           (721)          (1,791)
   Net cash used by discontinued operations................................             (6)            (94)            (116)
                                                                                ----------       ---------        ---------
Net cash used by investing activities......................................         (5,872)           (815)          (1,907)
                                                                                ----------       ---------        ---------
Cash flows from financing activities:
     Proceeds from exercise of common stock options and warrants...........            255              21               29
     Proceeds from issuance of convertible debt and warrants...............         12,750           8,100                -
     Proceeds from issuance of notes payable...............................         12,581           8,140            7,335
     Proceeds from issuance of note payable to related party...............          1,400               -                -
     Payment of financing fees.............................................         (1,249)              -                -
     Repayment of notes payable and long-term debt.........................        (11,811)        (10,880)          (4,265)
     Repayment of note payable to related party............................         (1,400)              -                -
                                                                                ----------       ---------        ---------
   Net cash provided by continuing operations..............................         12,526           5,381            3,099
   Net cash used by discontinued operations................................              -               -             (116)
                                                                                ----------       ---------        ---------
Net cash provided by financing activities..................................         12,526           5,381            2,983
                                                                                ----------       ---------        ---------
Effect of exchange rate changes on cash....................................             (7)             32                5
                                                                                ----------       ---------        ---------
Net increase (decrease) in cash............................................           (571)            153              (50)
Cash and cash equivalents at beginning of period...........................            838             685              667
                                                                                ----------       ---------        ---------
Cash and cash equivalents at end of period.................................     $      267       $     838        $     685
                                                                                ==========       =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid (refunded) during the year for:
     Interest..............................................................     $    3,436       $   1,875        $   2,425
     Income taxes..........................................................              -               -           (2,844)


                    The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------


PRINCIPLES OF CONSOLIDATION

         Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., and Engineering Technology Corporation ("Entec Composite Machines"). Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers, a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Rt. manufactures and markets acrylic and nylon fibers and yarns for the textile industry, and carbon fiber. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. From April 2000 to March 2002, the Company owned a 45% interest in Hardcore Composites Operations, LLC ("Hardcore"), which designs and manufactures composite structures for the civil infrastructure market. (See Note 4 for further discussion.) These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

CASH AND CASH EQUIVALENTS

         All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2004, the Company had a book overdraft of $0.7 million which was reclassified as accounts payable. The subordinated debt agreements of 2004 and 2005 require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in compliance with as of September 30, 2004.

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

              Buildings and improvements....................10 to 20 years
              Machinery and equipment.......................3 to 20 years
              Furniture, fixtures and software..............7 to 10 years

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

                                                                          2004           2003             2002
                                                                      ----------      ----------       ---------
                                                                      (Restated-
                                                                      See Note 2)
         Net loss:
             As reported..........................................    $  (22,807)     $  (15,602)       $ (7,831)
             Total stock-based employee compensation
               expense determined under fair value-based
               method for all awards, net of tax effects..........          (255)            (71)           (205)
                                                                      ----------      ----------       ---------
             Pro forma............................................       (23,062)        (15,673)         (8,036)

         Basic and diluted loss per share:
             As reported..........................................         (1.40)           (.96)          (0.48)
             Pro forma............................................         (1.41)           (.96)          (0.49)

NET LOSS PER SHARE

         Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for each period, while diluted net income loss per share reflects the potential dilutive effects of stock options, warrants and the convertible debt. Because 2004, 2003 and 2002 results reflected a net loss, both basic and diluted earnings per share were calculated based on the same weighted average numbers of shares for such years. If the results of the Company reflected a net income, an additional 4.8 million shares would be included in calculating the diluted earnings per share. The additional shares relate to issuance of convertible debt of 4.5 million, warrants of
1.0 million of which 0.2 million would be dilutive using the treasury stock method and stock options of 1.0 million of which 0.1 million would be dilutive using the treasury stock method.

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

         In December 2004, the FASB issued interpretation No. 123-R "Accounting for Stock-Based Compensation" (FIN No. 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. FIN No. 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal years ending after June 15, 2005. The Company is evaluating the effect of this interpretation but believes it will have an immaterial impact on the Company's financial statements when implemented.

FINANCIAL PRESENTATION CHANGES

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       RESTATEMENT
----------------------------------------------------------------------------

         On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the classification and accounting for the conversion feature and the related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company has classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met exceptions that did not require recording these instruments as derivative liabilities. After further review the Company determined that these instruments did not meet these exceptions and should have been classified as derivative liabilities at the fair value of each instrument, and must be recorded as such on the balance sheet. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of conversion of the instrument or exercise of the warrants, as the case may be, the corresponding derivative liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net, other assets and accounts receivable, net that increased other expenses by $0.3 million in the year ended September 30, 2004.

         The impact of the adjustments related to the classification and accounting for the conversion feature and the related warrants are summarized below:

         For the fiscal year ended September 30, 2004, the loss on the fair value of warrants and conversion feature and increased amortization expense increased the previously reported net loss by $5.7 million. This result increased the Company's basic and diluted loss per share from $1.02 to $1.40 for the fiscal year ended September 30, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

         The foregoing adjustments do not affect previously recorded net sales, operating loss or cash flows from continuing operations. Furthermore, these adjustments do not affect previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

         The following tables summarize in a condensed format, the consolidated financial statements as previously reported and as restated for the fiscal year ended September 30, 2004. The previously reported amounts for the periods ended September 30, 2004 have been adjusted for discontinued operations presentation discussed in Note 4.

                                                                                      YEAR ENDED
                                                                                  SEPTEMBER 30, 2004
                                                                                  ------------------
                                                                                    AS
                                                                                PREVIOUSLY       AS
CONSOLIDATED STATEMENT OF OPERATIONS                                            REPORTED      RESTATED
------------------------------------                                            ---------    ----------
Operating loss from continuing operations.......................................$  (5,485)   $   (5,485)
Interest expense, excluding amortization of
  financing fees and debt discount..............................................   (3,429)       (3,429)
Amortization of financing fees and debt discount................................   (1,771)       (2,577)
Loss on value of warrants and conversion feature................................        -        (4,920)
Other net and interest income...................................................      210          (134)
                                                                                ---------    ----------
Loss from continuing operations before income taxes.............................  (10,475)      (16,545)
Income taxes....................................................................      434           434
                                                                                ---------    ----------
Loss from continuing operations.................................................  (10,909)      (16,979)
Loss from discontinued operations...............................................   (5,828)       (5,828)
                                                                                ---------    ----------
Net loss........................................................................$ (16,737)   $  (22,807)
                                                                                =========    ==========
Basic and diluted loss per share:
     Continuing operations......................................................$   (0.67)   $    (1.04)
     Discontinued operations....................................................    (0.35)        (0.36)
                                                                                ---------    ----------
         Total..................................................................$   (1.02)   $    (1.40)
                                                                                =========    ==========
                                                                                  SEPTEMBER 30, 2004
                                                                                  ------------------
                                                                                    AS
                                                                                PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                      REPORTED      RESTATED
--------------------------                                                      ---------    ----------
Cash............................................................................$     267    $      267
Accounts receivable.............................................................   11,811        11,611
Inventories.....................................................................   25,902        25,902
Other current assets............................................................    1,167         1,167
                                                                                ---------    ----------
Total current assets............................................................   39,147        38,947
Property and equipment..........................................................   80,538        80,414
Other assets....................................................................    3,114         3,094
                                                                                ---------    ----------
Total assets.................................................................... $122,799    $  122,455
Total current liabilities.......................................................   22,145        22,145
Other long-term liabilities.....................................................      357           357
Value of warrants and conversion feature associated with
   convertible debentures.......................................................        -        13,721
Long-term debt, less current maturities ........................................   43,718        42,002
                                                                                ---------    ----------
Total liabilities...............................................................   66,220        78,225
Common stock....................................................................      163           163
Additional paid in capital......................................................  115,803       109,524
Accumulated deficit.............................................................  (49,242)      (55,312)
Accumulated other comprehensive loss............................................  (10,145)      (10,145)
                                                                                ---------    ----------
Total shareholders' equity......................................................   56,579        44,230
                                                                                ---------    ----------
Total liabilities and shareholders' equity......................................$ 122,799    $  122,455
                                                                                =========    ==========

(Amounts in thousands, except per share data)
Fiscal Year 2004 - As Previously Reported             1st Quarter      2nd Quarter    3rd Quarter       4th Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $     8,152      $    11,537    $    13,285       $    12,299
Loss from continuing operations....................        (3,246)          (2,531)        (2,375)           (2,757)
Loss from discontinued operations..................          (446)          (1,313)        (1,163)           (2,906)
Net loss...........................................   $    (3,692)     $    (3,844)   $    (3,538)      $    (5,663)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $      (.20)     $      (.15)   $      (.14)      $      (.17)
  Discontinued operations..........................          (.03)            (.08)          (.08)             (.17)
                                                      -----------      -----------    -----------       -----------
       Total.......................................   $      (.23)     $      (.23)   $      (.22)      $      (.34)
                                                      ===========      ===========    ===========       ===========

Fiscal Year 2004 - As Restated                        1st Quarter      2nd Quarter    3rd Quarter       4th Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $     8,152      $    11,537    $    13,285       $    12,299
Income (loss) from continuing operations...........        (3,246)          (8,505)         2,039            (7,266)
Loss from discontinued operations..................          (446)          (1,192)        (1,286)           (2,905)
Net income (loss)..................................   $    (3,692)     $    (9,697)   $       753       $   (10,171)

Basic and diluted income (loss) per share:
  Continuing operations - basic....................   $     (0.20)     $     (0.52)   $      0.12       $     (0.44)
  Discontinued operations - basic..................         (0.03)           (0.07)         (0.08)            (0.18)
                                                      -----------      -----------    -----------       -----------
       Total basic.................................   $     (0.23)     $     (0.59)   $      0.04       $     (0.62)
                                                      ===========      ===========    ===========       ===========

  Continuing operations - diluted..................   $     (0.20)     $     (0.52)   $     (0.05)      $     (0.44)
  Discontinued operations - diluted................         (0.03)           (0.07)         (0.07)            (0.18)
                                                      -----------      -----------    -----------       -----------
       Total diluted...............................   $     (0.23)     $     (0.59)   $     (0.12)      $     (0.62)
                                                      ===========      ===========    ===========       ===========

3.       FINANCING AND LIQUIDITY
----------------------------------------------------------------------------

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

Warrant and Conversion Features
-------------------------------

         In January, March and October of 2004, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock," which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the fiscal results ended September 30, 2004.

                                                                     YEAR ENDED SEPTEMBER 30, 2004
                                                                     -----------------------------
                                                                         (RESTATED - SEE NOTE 2)
                                                                               CONVERSION
                                                                  WARRANTS      FEATURES         TOTAL
                                                                  --------      --------         -----
         January 2004 issuance - mark to market .................$  (1,109)     $ (4,039)      $  (5,148)
         March 2004 issuance - mark to market ...................       18           210             228
                                                                 ---------      --------       ---------
                  Totals.........................................$  (1,091)     $ (3,829)      $  (4,920)
                                                                 =========      ========       =========

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

         Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                  (1)FEBRUARY 2003     JANUARY 2004      MARCH 2004       OCTOBER 2004
                                                     -------------     ------------      ----------       ------------
Amount of debenture (millions)......................   $8.1               $7.0              $5.75           $20.0
Per share conversion price on debenture.............   $3.25              $5.40             $6.25           $12.00
Interest rate.......................................   7.5%               6.0%              6.0%            7.0%
Term of debenture...................................   60 months          30 months         30 months       42 months
Warrants issued.....................................   405,000            323,995           230,000         500,000
Term of warrant.....................................   60 months          48 months         48 months       72 months
Per share exercise price of warrants................   $5.00              $5.40             $7.50           $13.00
Fair value per warrant at issuance..................   $0.93              $2.27             $5.43           $6.02
Value per share conversion feature at issuance......   $3.11              $1.78             $5.06           $4.31
Stock price on date of agreement....................   $1.58              $5.40             $9.53           $9.60
Stock volatility at issuance........................   100%               50%               61%             75%
Dividend yield......................................   0.0%               0.0%              0.0%            0.0%
Risk-free interest rate at issuance.................   3.0%               2.78%             2.44%           3.71%

--------------------------------
(1) The warrants issued in connection with the February 2003 convertible issuance meet the criteria of EITF 00-19 for equity classification as they do not contain registration rights obligations with respect to the underlying shares similar to the other financing described in the table. The conversion feature on the related debt does not require derivative accounting and no beneficial conversion feature exists on this issuance.

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

4.       DISCONTINUED OPERATIONS
----------------------------------------------------------------------------

         In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. These divisions are not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. In the fourth quarter of fiscal 2004, the Company recorded a loss on discontinued operations of $0.2 million related to severance. These divisions had been included in the Specialty Products segment (see Note 11). Certain information with respect to the discontinued operations of the acrylic and nylon fibers divisions for the years ended September 30, 2004, 2003 and 2002 is summarized as follows (amounts in thousands):

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

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claims damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demands $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. During the third quarter of fiscal 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. The Company recorded an additional accrual of $0.5 million, which was recorded in discontinued operations to fully accrue the liability under the judgment. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal. Management believes that the ultimate resolution of this litigation will not have further material adverse effect on the Company's results of operations or financial condition. For additional information, see Note 9 to the Company's Consolidated Financial Statements.

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
                                                                                  ===========        ===========

5.       INVENTORIES
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

6.       PROPERTY AND EQUIPMENT
----------------------------------------------------------------------------

Property and equipment consists of the following (amounts in thousands):                   September 30,
                                                                                    2004                  2003
                                                                                -------------       ---------------
                                                                                 (Restated-
                                                                                 See Note 2)
Land.......................................................................     $       1,732       $         1,665
Buildings and improvements.................................................            32,696                30,061
Machinery and equipment....................................................            82,282                77,999
Furniture, fixtures and software...........................................             5,563                 5,477
Construction in progress...................................................             7,049                 4,014
                                                                                -------------       ---------------
                                                                                      129,322               119,216
Less:  accumulated depreciation............................................           (48,908)              (41,843)
                                                                                -------------       ---------------
                                                                                $      80,414       $        77,373
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

7.       INCOME TAXES
----------------------------------------------------------------------------

         The components of the benefit for income tax expense (benefit) for the years ended September 30, are as follows (amounts in thousands):

                                                              2004                  2003                  2002
                                                          --------------        -------------       ---------------
From continuing operations:
     Current:
         Federal.....................................     $           -         $           -       $        (2,731)
         State.......................................                 -                     -                  (113)
         Non-U.S. local..............................               434                   171                   358
                                                          -------------         -------------       ---------------
                                                                    434                   171                (2,486)
                                                          -------------         -------------       ---------------
     Deferred:
         Federal.....................................                 -                   203                     9
         State.......................................                 -                    17                    (9)
         Non-U.S.....................................                 -                   144                  (374)
                                                          -------------         -------------       ---------------
                                                                      -                   364                  (374)
                                                          -------------         -------------       ---------------
              Total continuing operations............     $         434         $         535       $        (2,860)
                                                          =============         =============       ===============



                                                              2004                  2003                  2002
                                                          --------------        -------------       ---------------
From discontinued operations:
     Deferred:
         Federal.....................................     $           -         $           -       $             -
         State.......................................                 -                     -                     -
                                                          -------------         -------------       ---------------
            Total discontinued operations............                 -                     -                     -
                                                          -------------         -------------       ---------------
     Total ..........................................     $         434         $         535       $        (2,860)
                                                          =============         =============       ===============


         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax asset at September 30 are as follows (amounts in thousands):

                                                                                     2004                2003
                                                                                  -----------        -----------
                                                                                  (Restated-
                                                                                  See Note 2)
     Tax effect of regular net operating losses (expiring 2020-2022).........     $   (18,134)       $   (14,082)
     Valuation allowance on net operating losses.............................          13,971             10,690
     Tax effect of capital loss..............................................            (526)              (582)
     Valuation allowance on capital loss.....................................             526                582
     Depreciation............................................................           4,407              4,048
     Employee related costs..................................................             (88)               (85)
     Inventory reserve.......................................................               -               (464)
     Bad debt accrual........................................................            (127)               (65)
     Deferred state income taxes.............................................               -                  -
     Other...................................................................             (29)               (42)
     Non-U.S. operations deferred tax, net...................................               -                  -
                                                                                  -----------        -----------
              Total net deferred tax asset...................................     $         -        $         -
                                                                                  ===========        ===========

         The benefit for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                          2004             2003            2002
                                                                      ------------    ------------     ------------
                                                                       (Restated-
                                                                       See Note 2)
At statutory rate:
         Income taxes on loss from continuing operations..........    $     (5,625)   $     (3,874)    $     (3,188)
Increases (decreases):
         Lower effective tax rate on non-U.S. operations..........           1,054             768              333
         Change in valuation allowance on net operating loss......           2,588           3,501           (1,174)
         Change in valuation allowance on capital loss............               -               -                -
         Reduction of NOL due to 5 year carry back................               -               -           (1,871)
         Refund related to 5 year carry back of NOL...............               -               -            2,731
         Local taxes, non-U.S.....................................             434             171              358
         State taxes, net of federal benefit......................               -              16               (9)
         Refund write-off.........................................               -               -                -
         Amortization of warrant discount.........................             274               -                -
         Fair market value adjustment to warrants.................           1,673               -                -
         Other....................................................              36             (48)             (40)
                                                                      ------------    ------------     ------------
                                                                      $        434    $        535     $     (2,860)
                                                                      ============    ============     ============

         The consolidated loss from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2004, 2003 and 2002 was as follows (amounts in thousands):

                                                                          2004             2003            2002
                                                                      ------------    ------------     ------------
                                                                       (Restated-
                                                                       See Note 2)
Domestic..........................................................    $    (15,818)   $    (10,267)    $     (9,475)
Foreign...........................................................            (727)         (1,127)              98
                                                                      ------------    ------------     ------------
Loss from continuing operations before income taxes...............    $    (16,545)   $    (11,394)    $     (9,377)
                                                                      ============    ============     ============

         Undistributed earnings of Zoltek Rt. of $957,000, $3,568,000 and $8,368,000 at September 30, 2004, 2003 and 2002, respectively, are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.

8.       DEBT
----------------------------------------------------------------------------

Credit Facilities
-----------------

         The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. No covenants exist related to the credit facility from its U.S. bank, which matures on January 1.

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

Long-term debt consists of the following (amounts in thousands):                                  September 30,
                                                                                               2004         2003
                                                                                             --------     ---------
                                                                                            (Restated-
                                                                                            See Note 2)
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15,392  to maturity in January 2006......................$  1,419     $   1,507

     Note payable with interest at 9.95%, payable in monthly installments of
         principal and interest of $19,288 to maturity in September 2009.....................       -         1,042

     Note payable with interest at 9.5%, payable in monthly installments of
         principal and interest of $27,672 to maturity in December 2009 .....................       -         1,558





                                                                                                  September 30,
                                                                                               2004         2003
                                                                                             --------     ---------
                                                                                            (Restated-
                                                                                            See Note 2)
     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................   1,781         1,706

     Convertible debentures due February 2008 bearing interest at 7.0%.......................   8,100         8,100

     Revolving credit agreement, maturing in January 2006, bearing interest at prime
            plus 2.0% (prime rate at September 30, 2003 was 4.00%) ..........................   5,000         4,670

     Term loan, $0.4 million payable in 2005, balance payable in January 2006, bearing interest at prime plus 2.0% (prime rate at September 30, 2004
          was 4.5%)..........................................................................     700         3,300

     Convertible debentures due June 2006 bearing interest at 6%.............................   7,000             -

     Convertible debentures due September 2006 bearing interest at 6%........................   5,750             -

     Mortgage payable with interest of 13.5% interest only payments
          maturity in January 2007...........................................................   6,000             -

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................  13,568        12,566
                                                                                             --------      --------
         Total debt..........................................................................  49,318        34,474
         Less: Conversion feature and debt discount associated
            with warrants....................................................................  (6,746)            -
         Less: amounts payable within one year...............................................    (570)         (933)
                                                                                             --------     ---------
     Total long-term debt ...................................................................$ 42,002     $  33,541
                                                                                             ========     =========

         Following is a schedule of required principal payments of long-term debt (amounts in thousands):

                               Year ending
                              September 30,                                       Total
                              -------------                                       -----
                                 2005......................................$        570
                                 2006......................................      14,405
                                 2007......................................      11,825
                                 2008......................................       9,656
                                 2009......................................      13,493
                                 Thereafter................................           -
                                                                           ------------
                                                                           $     49,318
                                                                           ============

Value of derivative liabilities at:
-----------------------------------

                                                                         SEPTEMBER 30, 2004
                                                                         ------------------
                                                                       (RESTATED - SEE NOTE 2)
                                                                                CONVERSION
                                                                  WARRANTS       FEATURES        TOTAL
                                                                  --------       --------        -----
         January 2004 issuance  ..................................$   1,844      $  6,351      $   8,195
         March 2004 issuance  ....................................    1,198         4,328          5,526
                                                                  ---------      --------      ---------
                  Totals..........................................$   3,042      $ 10,679      $  13,721
                                                                  =========      ========      =========

9.       COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------
LEASES

         Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease that expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease requires annual rental payments of $57,991 through October 2010, no further rental payments are required through initial term of lease. Rental expense related to this lease was $57,991 for the years ended September 30, 2004, 2003 and 2002.

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

10.      PROFIT SHARING PLAN
----------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. No contributions were made by the Company for the years ended September 30, 2004, 2003, and 2002.

11.      STOCK OPTIONS
----------------------------------------------------------------------------

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


         Presented below is a summary of stock option plans activity for the years shown:

                                                   Wtd. Avg.      Wtd. Avg.          Wtd. Avg.
                                                    Options     Exercise Price      Exercisable   Exercise Price
                                                    -------     --------------      -----------   --------------
         Balance, September 30, 2001               1,056,000    $       10.75         531,000       $   10.81
             Granted.............................    451,000             2.10
             Exercised...........................    (12,000)            2.38
             Cancelled...........................   (408,000)           11.31
                                                   ---------
         Balance, September 30, 2002               1,087,000             7.05         561,833           10.35
             Granted.............................    112,500             2.70
             Exercised...........................    (10,000)            2.07
             Cancelled...........................   (187,500)            4.76
                                                   ---------
         Balance, September 30, 2003.............  1,002,000             7.04         744,083            8.67
             Granted.............................     77,500             6.36
             Exercised...........................    (63,000)            3.27
             Cancelled...........................    (29,000)            5.44
                                                   ---------     ------------
         Balance, September 30, 2004                 987,500     $       7.22         722,250       $    8.91

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2004:

                                                   Options Outstanding                  Options Exercisable
                                             ---------------------------------     ----------------------------
           Range of                             Wtd. Avg.          Wtd. Avg.                       Wtd. Avg.
            Prices             Number        Remaining Life     Exercise Price     Number        Exercise Price
        --------------         ------        --------------     --------------     ------        --------------
        $    1.33-2.50         409,500          8 years         $    2.13          184,250         $   2.21
             3.25-5.67         127,500          6 years              4.85           87,500             4.48
             6.25-6.88         188,000          1 years              6.38          188,000             6.38
             7.69-9.25         112,500          7 years              8.21          112,500             8.21
           10.00-39.00         150,000          4 years             23.44          150,000            23.44
                               -------                                             -------
        $   1.33-39.00         987,500          6 years         $    7.22          722,250         $   8.91
                               =======                                             =======

12.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
----------------------------------------------------------------------------

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

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the fiscal years ended September 30, 2004, 2003 and 2002 (amounts in thousands):

                                                                          Year Ended September 30, 2004
                                                                          -----------------------------
                                                                                                Corporate
                                                         Carbon    Technical     Specialty   Headquarters
                                                         Fibers      Fibers      Products  and Eliminations      Total
                                                         ------      ------      --------  ----------------      -----
Net sales - external.................................. $  18,431   $  14,831     $ 12,011      $      -        $  45,273
Net sales - intersegment..............................     2,479       1,642            -        (4,121)               -
                                                       ---------   ---------     --------      --------        ---------
   Total net sales....................................    20,910      16,473       12,011        (4,121)          45,273
Cost of sales, excluding available unused capacity
 expenses.............................................    19,117      14,091        9,794        (5,124)          37,878
Available unused capacity expenses....................     4,466           -            -             -            4,466
Operating income (loss)...............................    (6,823)      1,192        1,529        (1,383)          (5,485)
Depreciation and amortization expense.................     3,969       1,091          463            91            5,614
Capital expenditures (Restated-See Note 2)............     5,391         389          231            (8)           6,003






                                                                          Year Ended September 30, 2003
                                                                          -----------------------------
                                                                                                Corporate
                                                         Carbon    Technical     Specialty   Headquarters
                                                         Fibers      Fibers      Products  and Eliminations      Total
                                                         ------      ------      --------  ----------------      -----
Net sales - external.................................. $  13,179   $  14,098     $ 12,128      $      -        $  39,405
Net sales - intersegment..............................     5,675           -            -        (5,675)               -
                                                       ---------   ---------     --------      --------        ---------
   Total net sales....................................    18,854      14,098       12,128        (5,675)          39,405
Cost of sales, excluding available unused capacity
 expenses.............................................    17,367      12,689        9,141        (6,016)          33,181
Available unused capacity expenses....................     5,716           -            -             -            5,716
Operating income (loss)...............................    (8,644)         93        1,617        (2,511)          (9,443)
Depreciation and amortization expense.................     4,013       1,004          731           225            5,973
Capital expenditures..................................       515         512          456             -            1,483

                                                                          Year Ended September 30, 2002
                                                                          -----------------------------
                                                                                                Corporate
                                                         Carbon    Technical     Specialty   Headquarters
                                                         Fibers      Fibers      Products  and Eliminations      Total
                                                         ------      ------      --------  ----------------      -----
Net sales - external................................... $  10,676  $  19,772     $ 11,339      $      -        $  41,787
Net sales - intersegment...............................     4,419          -            -        (4,419)               -
                                                        ---------  ---------     --------      ---------       ---------
   Total net sales.....................................    15,095     19,772       11,339        (4,419)          41,787
Cost of sales, excluding available unused capacity
 costs.................................................    13,971     14,070        9,325        (3,858)          33,508
Available unused capacity..............................     6,039          -            -             -            6,039
Operating income (loss)................................    (9,526)     3,584          907        (3,044)          (8,079)
Depreciation and amortization expense..................     3,978      1,182          572           314            6,046
Capital expenditures...................................     2,013       (624)         435            31            1,865

                                                                                   Total Assets
                                                                                   ------------
                                                                                                Corporate
                                                         Carbon    Technical     Specialty   Headquarters
                                                         Fibers      Fibers      Products  and Eliminations      Total
                                                         ------      ------      --------  ----------------      -----
September 30, 2004 (Restated-See Note 2)............... $  63,306  $  19,701     $ 36,429      $  3,019        $ 122,455
September 30, 2003.....................................    66,226     22,611       32,569        (1,951)         119,455
September 30, 2002.....................................    74,046     25,465       25,024        (3,113)         121,422

         Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2004, 2003 and 2002 (amounts in thousands):

                                   2004                         2003                            2002
                         --------------------------   ----------------------------   ---------------------------
                                           Net                            Net                          Net
                                        Long Lived                     Long Lived                   Long Lived
                         Net Sales (a)  Assets (b)  Net Sales (a)      Assets (b)  Net Sales (a)    Assets (b)
                         -------------  ----------  -------------      ----------  -------------    ----------
                                        (Restated-
                                        See Note 2)
United States............$    22,731    $   46,582    $    20,892      $   45,936    $    24,243    $   50,366
Western Europe...........     10,583             -          2,861               -          2,994             -
Eastern Europe...........      9,400        33,832         13,585          31,436         11,020        28,660
Asia.....................      2,361             -              -               -              -             -
Other areas..............        198             -          2,067               -          3,530             -
                         -----------    ----------    -----------      ----------    -----------    ----------
   Total.................$    45,273    $   80,414    $    39,405      $   77,373    $    41,787    $   79,026
                         ===========    ==========    ===========      ==========    ===========    ==========

(a) Revenues are attributed to countries based on the location of the customer.
(b) Property and equipment net of accumulated based on country location of assets.

13.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED) - (RESTATED - SEE NOTE 2)
----------------------------------------------------------------------------

(Amounts in thousands, except per share data)

Fiscal year 2004                                      1st Quarter      2nd Quarter    3rd Quarter       4th Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $     8,152      $    11,537    $    13,285       $    12,299
Income (loss) from continuing operations...........        (3,246)          (8,505)         2,039            (7,266)
Loss from discontinued operations..................          (446)          (1,192)        (1,286)           (2,905)
Net income (loss)..................................   $    (3,692)     $    (9,697)   $       753       $   (10,171)

Basic and diluted income (loss) per share:
  Continuing operations - basic....................   $     (0.20)     $     (0.52)   $      0.12       $     (0.44)
  Discontinued operations - basic..................         (0.03)           (0.07)         (0.08)            (0.18)
                                                      -----------      -----------    -----------       -----------
       Total basic.................................   $     (0.23)     $     (0.59)   $      0.04       $     (0.62)
                                                      ===========      ===========    ===========       ===========

  Continuing operations - diluted..................   $     (0.20)     $     (0.52)   $     (0.05)      $     (0.44)
  Discontinued operations - diluted................         (0.03)           (0.07)         (0.07)            (0.18)
                                                      -----------      -----------    -----------       -----------
       Total diluted...............................   $     (0.23)     $     (0.59)   $     (0.12)      $     (0.62)
                                                      ===========      ===========    ===========       ===========

Fiscal year 2003                                      1st Quarter      2nd Quarter    3rd Quarter       4th Quarter
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $     9,440      $     9,573    $    10,338       $    10,054
Loss from continuing operations....................        (2,522)          (3,397)        (2,580)           (3,430)
Loss from discontinued operations..................          (657)            (898)        (1,210)             (908)
Net loss...........................................   $    (3,179)     $    (4,295)   $    (3,790)      $    (4,338)

Net loss per share:
Basic and diluted net loss per share
  Continuing operations............................   $     (0.16)     $     (0.20)   $     (0.15)      $     (0.21)
  Discontinued operations..........................         (0.04)           (0.06)         (0.08)            (0.06)
                                                      -----------      -----------    -----------       -----------
       Total.......................................   $     (0.20)     $     (0.26)   $     (0.23)      $     (0.27)
                                                      ===========      ===========    ===========       ===========

         In the fourth quarter of 2004, the Company recorded a $0.2 million charge associated with discontinued operations and a $0.5 million accrual for a legal judgment (see Note 3). In the fourth quarter of 2003, the Company recorded a $1.0 million charge related to the valuation of inventory.

14.     SUBSEQUENT EVENTS
----------------------------------------------------------------------------

         In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support this expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million, $15.0 million, $20.0 million and $10.0 million, respectively, of which the first two tranches have been drawn down. The agreement provides for Zoltek to draw down the remaining financing over the next twelve months. The borrowings incurred at each closing will mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock at a conversion price of $12.50 per share. Debentures issuable at the third and fourth closings will be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing.

         In the first two closings, the debentures will be issued with five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. In the third and fourth closings, the amount and number of attached warrants will vary according to Zoltek's share price at the time of the closing. As part of the new financing agreement, Zoltek has reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50, with the requirement that conversion take place within 30 days of the second closing. Further, Zoltek also has agreed to reduce the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued February 2005 based on the market price of Zoltek's common stock on the nine-month anniversary of the second closing. The adjusted conversion price will equal 90% of the market price of the common stock, but will not be less than $12.50 nor exceed $20.00.

Item 9A.  Controls and Procedures
-------   -----------------------

DISCLOSURE CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Management had previously concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. However, in connection with the restatement of the Company's previously issued consolidated financial statements described below, management determined that material weaknesses existed in the Company's internal control over financial reporting as of the end of the period covered by this report. Because of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

         As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued financial statements. Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, December 31, 2004 and March 31, 2005. Accordingly, management concluded that it would restate the Company's previously issued 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, December 31, 2004 and March 31, 2005.

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

         As of the end of the period covered by this report, the Company did not maintain effective controls over the completeness and accuracy of its accounting for its convertible debt and related amortization of financing fees and debt discount and gain (loss) on value of warrants and conversion feature. Specifically, the Company did not maintain effective controls over the accounting for derivative liabilities in connection with its convertible debt issued in January, March and October 2004 and February 2005. Specifically, the Company did not have controls over the completeness and accuracy of: (i) the beneficial conversion feature embedded in the Company's convertible debt; or (ii) the common stock purchase warrants issued in connection with the Company's convertible debt. The control deficiencies resulted in accounting errors in total liabilities, shareholders' equity, interest expense, amortization expense, fair value gains and losses which resulted in the restatement of the Company's 2004 annual consolidated financial statements, as well as, the Company's interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, December 31, 2004 and March 31, 2005. In addition, the control deficiencies could result in a misstatement of total liabilities, shareholders' equity, interest expense, amortization expense, fair value gains and losses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

         As of the end of the period covered by this report, the Company did not maintain effective controls over the completeness and accuracy of its earning per share disclosures. Specifically, the Company did not maintain effective review and approval controls over the appropriate sequencing of warrants and convertible debt instruments for determining diluted earnings per share. This control deficiency resulted in the restatement of the Company's interim consolidated financial statements for the quarter ended March 31, 2005. Further, this control deficiency could result in a misstatement of earnings per share that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

MANAGEMENT'S REMEDIATION PLAN

         The Company, under the supervision of its Chief Executive Officer and Chief Financial Officer, is currently evaluating steps that it can take to remediate the material weaknesses in its internal control over financial reporting, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise.

CHANGES IN INTERNAL CONTROL

         There were no changes in the Company's internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith


---------------------
* Management compensatory plan or arrangement

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


                                       ZOLTEK COMPANIES, INC.
                                           (Registrant)


                                       By /s/ Zsolt Rumy
                                          -------------------------------------
                                          Zsolt Rumy, Chairman of the Board,
                                          President and Chief Executive Officer



                                       By /s/ Kevin Schott
                                          -------------------------------------
                                          Kevin Schott, Chief Financial Officer

Date: December 15, 2005

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                        FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Zoltek Companies, Inc.


Our audits of the consolidated financial statements referred to in our report dated December 29, 2004, except for Note 2, as to which the date is December 15, 2005, appearing in the 2004 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K/A) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company restated its September 30, 2004 consolidated financial statements.



/s/PricewaterhouseCoopers LLP
---------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 29, 2004, except for Note 2, which the date is December 15, 2005

                                               FOR THE YEAR ENDED SEPTEMBER 30, 2004
                                                      (Restated - See Note 2)
                                     Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                       (Amounts in thousands)

          Column A                  Column B                         Column C                        Column D         Column E
          --------                  --------          -----------------------------------            --------         --------
                                                                     Additions
                                                      -----------------------------------
                                    Balance at        Charged to              Charged to                              Balance at
                                    beginning          costs and            other accounts          Deductions           end
                                    of period          expenses                describe              describe         of period
                                    ---------          --------                --------              --------         ---------
RESERVE FOR DOUBTFUL ACCOUNTS       $   931            $   1,041              $        -             $     991(1)     $     981
                                    =======            =========              ==========             =========        =========
RESERVE FOR INVENTORY VALUATION     $ 6,300            $       -              $        -             $   1,113(2)     $   5,187
                                    =======            =========              ==========             =========        =========

DEFERRED TAX VALUATION              $11,272            $   2,195              $        -             $       -        $  13,467
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

                                EXHIBIT INDEX
                                -------------


Exhibit No.        Description
-----------        -----------

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

                                EXHIBIT INDEX
                                -------------

Exhibit No.        Description
-----------        -----------

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

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


------------------
* Incorporated herein by reference

                                                                  EXHIBIT 23
                                                                  ----------





          CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-83160 and 33-06565) of Zoltek Companies, Inc. of our report dated December 29, 2004, except for Note 2, as to which the date is December 15, 2005, relating to the consolidated financial statements and financial statement schedule of Zoltek Companies, Inc., which appears in this Form 10-K/A.


/s/PricewaterhouseCoopers LLP
-----------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 15, 2005

                                                                EXHIBIT 31.1
                                                                ------------
                                CERTIFICATION


         I, Zsolt Rumy, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Zoltek Companies, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 15, 2005


                                       By: /s/  Zsolt Rumy
                                           ----------------------------
                                                Zsolt Rumy
                                                Chief Executive Officer

                                                                EXHIBIT 31.2
                                                                ------------
                                CERTIFICATION


         I, Kevin Schott, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Zoltek Companies, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  December 15, 2005


                                       By: /s/  Kevin Schott
                                           -----------------------------
                                                Kevin Schott
                                                Chief Financial Officer

                                                                EXHIBIT 32.1
                                                                ------------




                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Zoltek Companies, Inc. (the "Company") on Form 10-K/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Zsolt Rumy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

                  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 15, 2005                               By: /s/ Zsolt Rumy
                                                         -----------------------
                                                         Zsolt Rumy
                                                         Chief Executive Officer

                                                                EXHIBIT 32.2
                                                                ------------




                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Zoltek Companies, Inc. (the "Company") on Form 10-K/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Schott, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

                  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 15, 2005                               By: /s/ Kevin Schott
                                                         -----------------------
                                                         Kevin Schott
                                                         Chief Financial Officer