Form 10-Q/A
period 2004-06-30
ZOLTEK COMPANIES INC
filed 2005-12-16
CIK 890923

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549




                                 FORM 10-Q/A

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

EXPLANATORY NOTE
----------------

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the nine months ended June 30, 2004 but had no impact on the three months ended June 30, 2004. These adjustments had a corresponding impact by decreasing these assets in the June 30, 2004 balance sheet. The Company has also enhanced certain disclosures at the request of the Securities and Exchange Commission.

The impact of the restatements related to the change in accounting for the conversion feature and the related warrants are summarized below:

For the quarter ended June 30, 2004, there was a gain on the fair value of the warrants and conversion feature, partially offset by the increase in amortization expense that decreased the previously reported net loss by $4.3 million. This result decreased the Company's basic net loss per share from a loss of $0.22 to net income of $0.04 and diluted net loss per share from a loss of $0.22 to a net loss of $0.12 for the quarter ended June 30, 2004. For the nine months ended June 30, 2004, there was a loss on the fair value of the warrants and increased amortization expense that increased the previously reported net loss by $1.6 million. This loss increased the Company's basic and diluted loss per share from $0.68 to $0.77 and $0.68 to $0.78, respectively, for the nine months ended June 30, 2004. The Company's previously reported long-term and total liabilities increased by $7.7 million with a corresponding decrease in the Company's equity at June 30, 2004.

The foregoing adjustments do not affect previously recorded net sales, operating loss or cash flows from continuing operations. Furthermore, these adjustments do not affect previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

As a result of the restatement, the Company is filing this amended Form 10-Q/A for the period ended June 30, 2004 and has filed an amended Form 10-K/A for the fiscal year ended September 30, 2004 and amended Form 10-Q/A reports for the period ended December 31, 2004. The quarter ended June 30, 2004 has been restated and presented in the Form 10-Q for the period ended March 31, 2005. The previously reported amounts for the periods ended June 30, 2004 and 2003 have been modified for the presentation of discontinued operations of two divisions of Zoltek Rt. as discussed in Note 4.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                      ZOLTEK COMPANIES, INC.

                                                   CONSOLIDATED BALANCE SHEET
                                                   --------------------------
                                   (Amounts in thousands, except share and per share amounts)

                                                          (Unaudited)

                                                                                                JUNE 30,           SEPTEMBER 30,
ASSETS                                                                                            2004                 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Restated - See Note 2)
Current assets:
     Cash and cash equivalents...............................................................  $       50           $      838
     Accounts receivable, less allowance for doubtful accounts of $658 and
       $931, respectively....................................................................      11,150               10,380
     Inventories.............................................................................      26,268               26,978
     Other current assets....................................................................       1,851                1,483
                                                                                               ----------           ----------
          Total current assets...............................................................      39,319               39,679
Property and equipment, net..................................................................      78,626               77,373
Other assets.................................................................................       3,009                2,403
                                                                                               ----------           ----------
          Total assets.......................................................................  $  120,954           $  119,455
                                                                                               ==========           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt....................................................  $   16,902           $      933
     Trade accounts payable..................................................................      10,819               11,892
     Notes payable...........................................................................       2,281                2,916
     Accrued expenses........................................................................       2,780                3,203
     Other liabilities.......................................................................       1,854                1,945
                                                                                               ----------           ----------
          Total current liabilities..........................................................      34,636               20,889
Other long-term liabilities..................................................................       1,517                  509
Value of warrants and conversion feature associated with convertible debt issuances..........       9,748                    -
Long-term debt, less current maturities......................................................      21,773               33,541
                                                                                               ----------           ----------
          Total liabilities..................................................................      67,674               54,939
                                                                                               ----------           ----------
Commitments and contingencies (Notes 3 and 10)
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.......................................................           -                    -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,428,981 and 16,307,338 shares issued and outstanding, respectively.................         163                  163
     Additional paid-in capital..............................................................     109,468              109,290
     Accumulated retained deficit............................................................     (45,140)             (32,505)
     Accumulated other comprehensive loss....................................................     (11,211)             (12,432)
                                                                                               ----------           ----------
          Total shareholders' equity.........................................................      53,280               64,516
                                                                                               ----------           ----------
          Total liabilities and shareholders' equity ........................................  $  120,954           $  119,455
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

                                                ZOLTEK COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                          ------------------------------------
                                      (Amounts in thousands, except per share data)

                                                        (Unaudited)

                                                                     THREE MONTHS ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                                                                     ---------------------------       --------------------------
                                                                        2004            2003              2004            2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 (RESTATED-SEE NOTE 2)            (RESTATED-SEE NOTE 2)

Net sales........................................................     $ 13,285        $ 10,338         $  32,974        $  29,351
Cost of sales, excluding available unused capacity costs.........       10,869           8,060            27,396           23,423
Available unused capacity costs..................................          952           1,481             3,638            4,238
Application and development costs................................          786             865             2,290            2,669
Selling, general and administrative expenses.....................        1,324           1,330             4,265            4,980
                                                                      --------        --------         ---------        ---------
     Operating loss..............................................         (646)         (1,398)           (4,615)          (5,959)
Other income (expense):
    Interest expense, excluding amortization of financing fees,
      debt discount and beneficial conversion feature............         (882)           (530)           (2,266)          (1,422)
    Amortization of financing fees, debt discount and
      beneficial conversion feature..............................       (1,046)            (19)           (1,522)             (60)
    Gain (loss) on value of warrants and conversion feature......        4,627               -              (947)               -
    Interest income..............................................            7              22                19               56
    Other, net...................................................          114            (490)              (57)            (835)
                                                                      --------        --------         ---------        ---------
         Income (loss) from continuing operations before
           income taxes..........................................        2,174          (2,415)           (9,388)          (8,220)
Income tax expense...............................................          135             101               324               58
                                                                      --------        --------         ---------        ---------
Net loss from continuing operations..............................        2,039          (2,516)           (9,712)       $  (8,278)
Net income (loss) from discontinued operations...................       (1,286)         (1,273)           (2,923)          (2,964)
                                                                      --------        --------         ---------        ---------
     Net income (loss)...........................................     $    753        $ (3,789)        $ (12,635)       $ (11,242)
                                                                      ========        ========         =========        =========

Basic and diluted income (loss) per share:
     Continuing operations - basic...............................     $   0.12        $  (0.15)        $   (0.59)       $   (0.52)
     Discontinued operations - basic.............................        (0.08)          (0.08)            (0.18)           (0.17)
                                                                      --------        --------         ---------        ---------
         Total basic.............................................     $   0.04        $  (0.23)        $   (0.77)       $   (0.69)
                                                                      ========        ========         =========        =========
     Continuing operations - diluted.............................     $  (0.05)       $  (0.15)        $   (0.61)       $   (0.52)
     Discontinued operations - diluted...........................        (0.07)          (0.08)            (0.17)           (0.17)
                                                                      --------        --------         ---------        ---------
         Total diluted...........................................     $  (0.12)       $  (0.23)        $   (0.78)       $   (0.69)
                                                                      ========        ========         =========        =========

Weighted average common shares outstanding.......................       16,407          16,302            16,353           16,299
Weighted average common shares outstanding - diluted.............       18,744          16,302            17,273           16,299

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

                                     4

                                                  ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                  (Amounts in thousands)
                                                        (Unaudited)

                                                                                               NINE MONTHS ENDED JUNE 30,
                                                                                               --------------------------
                                                                                                 2004             2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (RESTATED-SEE NOTE 2)

Cash flows from operating activities:
      Net loss..............................................................................  $   (12,635)     $   (11,242)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Loss from discontinued operations................................................        2,923            2,964
           Depreciation and amortization....................................................        4,346            4,424
           Loss on value of warrants and conversion feature.................................          947                -
           Amortization of financing fees and debt discount.................................        1,522               60
           Foreign currency transaction losses..............................................          127              787
           Other, net.......................................................................          (38)             (36)
           Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable.................................       (2,069)            (438)
                 Decrease in inventories....................................................           88              262
                 (Increase) decrease in prepaid expenses and other assets...................         (430)             585
                 (Decrease) in trade accounts payable.......................................       (1,002)            (285)
                 Increase (decrease) in other long-term liabilities.........................          909             (274)
                                                                                              -----------      -----------
                      Total adjustments.....................................................        7,323            7,855
                                                                                              -----------      -----------
Net cash used in continuing operations......................................................       (5,312)          (3,387)
Net cash used in discontinued operations....................................................       (1,544)          (1,921)
                                                                                              -----------      -----------
Net cash used in operating activities.......................................................       (6,856)          (5,109)
                                                                                              -----------      -----------

Cash flows from investing activities:
      Payments for purchase of property and equipment.......................................       (4,490)          (1,191)
      Proceeds from sale of property and equipment..........................................          135              121
                                                                                              -----------      -----------
Net cash used in continuing operations investing............................................       (4,355)          (1,070)
Net cash used in discontinued operations investing..........................................            -              (71)
                                                                                              -----------      -----------
Net cash used in investing activities.......................................................       (4,355)          (1,141)
                                                                                              -----------      -----------

Cash flows from financing activities:
      Proceeds from exercise of stock options...............................................          138               21
      Proceeds from issuance of convertible debt............................................       12,750                -
      Proceeds from issuance of notes payable...............................................       10,540           14,594
      Proceeds from issuance of note payable to related party...............................        1,400                -
      Payment of financing fees.............................................................       (1,152)               -
      Repayment of note payable to related party............................................       (1,400)               -
      Repayment of notes payable and long-term debt.........................................      (11,832)          (8,833)
                                                                                              -----------      -----------
Net cash provided by financing activities...................................................       10,444            5,782
                                                                                              -----------      -----------
Effect of exchange rate changes on cash.....................................................          (21)              18
                                                                                              -----------      -----------
Net decrease in cash........................................................................         (788)            (450)
Cash and cash equivalents at beginning of period............................................          838              685
                                                                                              -----------      -----------
Cash and cash equivalents at end of period..................................................  $        50      $       235
                                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the period for:
      Interest..............................................................................  $     1,491      $     2,980
      Income taxes..........................................................................  $         -      $         -

                  The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ------------------------------------------------------

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2003 Form 10-K, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufactured textile acrylic and nylon fibers and yarns. These divisions had been included in the Specialty Products segment (see Note 7). The prior period financial statements have been conformed to current year discontinued operations presentation.

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

                                                                                          THREE MONTHS ENDED JUNE 30,
                                                                                          ---------------------------
                                                                                            2004               2003
                                                                                        -----------         -----------
                                                                                    (RESTATED-SEE NOTE 2)

         Reported net income (loss)...................................................  $       753         $    (3,789)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects.................          (46)                 (1)
                                                                                        -----------         -----------
         Pro forma net income (loss)..................................................  $       707         $    (3,790)
                                                                                        ===========         ===========
         Reported basic income (loss) per share.......................................  $      0.04         $     (0.23)
                                                                                        ===========         ===========
         Reported diluted loss per share..............................................  $     (0.12)        $     (0.23)
                                                                                        ===========         ===========
         Pro forma basic income (loss) per share......................................  $      0.04         $     (0.23)
                                                                                        ===========         ===========
         Pro forma diluted loss per share.............................................  $     (0.12)        $     (0.23)
                                                                                        ===========         ===========

                                                                                           NINE MONTHS ENDED JUNE 30,
                                                                                           --------------------------
                                                                                            2004               2003
                                                                                        -----------         -----------
                                                                                    (RESTATED-SEE NOTE 2)

         Reported net loss............................................................  $   (12,635)        $   (11,242)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects.................         (138)               (281)
                                                                                        -----------         -----------
         Pro forma net loss...........................................................  $   (12,773)        $   (11,523)
                                                                                        ===========         ===========
         Reported basic...............................................................  $     (0.77)        $     (0.69)
                                                                                        ===========         ===========
         Pro forma basic..............................................................  $     (0.79)        $     (0.71)
                                                                                        ===========         ===========
         Reported diluted loss per share..............................................  $     (0.78)        $     (0.69)
                                                                                        ===========         ===========
         Pro forma diluted loss per share.............................................  $     (0.79)        $     (0.71)
                                                                                        ===========         ===========

2.   RESTATEMENT

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the classification and accounting for the conversion feature and the related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. The Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met exceptions that did not require recording these instruments as derivative liabilities. After further review the Company has determined that these instruments did not meet these exceptions and should have been classified as derivative liabilities at the fair value of each instrument, and must be recorded as such on the balance sheet. The change in fair value of these instruments results in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding derivative liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the nine months ended June 30, 2004 but had no impact on the three months ended June 30, 2004.

The impact of the adjustments related to the classification and accounting for the conversion feature and the related warrants are summarized below:

For the quarter ended June 30, 2004, there was a gain on the fair value of the warrants and conversion feature, partially offset by the increase in amortization expense that decreased the previously reported net loss by $4.3 million. This result improved the Company's basic net loss per share from a loss of $0.22 to net income of $0.04 and diluted net loss per share from a loss of $0.22 to a net loss of $0.12 for the quarter ended June 30, 2004. For the nine months ended June 30, 2004, there was a loss on the fair value of the warrants and increased amortization expense that increased the previously reported net loss by $1.6 million. This loss increased the Company's basic and diluted loss per share from $0.68 to $0.77 and $0.68 to $0.78, respectively, for the nine months ended June 30, 2004. The Company's previously reported long-term and total liabilities increased by $7.7 million with a corresponding decrease in the Company's equity at June 30, 2004.

The foregoing adjustments do not affect previously recorded net sales, operating loss or cash flows from continuing operations. Furthermore, these adjustments do not affect previously reported income tax expense as the Company has recorded a full valuation allowance against all deferred tax assets.

As a result of the restatement, the Company is filing this amended Form 10-Q/A for the period ended June 30, 2004 and has filed an amended Form 10-K/A for the fiscal year ended September 30, 2004 and amended Form 10-Q/A reports for the period ended December 31, 2004 and March 31, 2005. The previously reported amounts for the periods ended June 30, 2004 and 2003 have been modified for the presentation of discontinued operations of two divisions of Zoltek Rt. as discussed in Note 4.

                                                                                                              NINE MONTHS ENDED
                                                                                    JUNE 30, 2004               JUNE 30, 2004
                                                                                    -------------               -------------
                                                                                    AS                          AS
                                                                                PREVIOUSLY      AS          PREVIOUSLY      AS
CONSOLIDATED STATEMENT OF OPERATIONS                                             REPORTED    RESTATED        REPORTED    RESTATED
------------------------------------                                             --------    --------        --------    --------
Operating loss from continuing operations.....................................  $   (646)    $   (646)      $  (4,615)   $ (4,615)
Interest expense, excluding amortization of financing fees and debt discount..      (882)        (882)         (2,266)     (2,266)
Amortization of financing fees and debt discount..............................      (710)      (1,046)         (1,051)     (1,522)
Gain or (loss) on value of warrants and conversion feature....................         -        4,627               -        (947)
Other net and interest income.................................................       121          121             105         (38)
                                                                                --------     --------       ---------    --------
(Loss) income from continuing operations before income taxes..................    (2,117)       2,174          (7,827)     (9,388)
Income taxes..................................................................       135          135             324         324
                                                                                --------     --------       ---------    --------
Income (loss) from continuing operations......................................    (2,252)       2,039          (8,151)     (9,712)
Net loss from discontinued operations.........................................    (1,286)      (1,286)         (2,923)     (2,923)
                                                                                --------     --------       ---------    --------
Net income (loss).............................................................  $ (3,538)    $    753       $ (11,074)   $(12,635)
                                                                                ========     ========       =========    ========
Basic and diluted income (loss) per share:
     Continuing operations - basic............................................  $  (0.14)    $   0.12       $   (0.50)   $  (0.59)
     Discontinued operations - basic..........................................     (0.08)       (0.08)          (0.18)      (0.18)
                                                                                --------     --------       ---------    --------
         Total - basic........................................................  $  (0.22)    $   0.04       $   (0.68)   $  (0.77)
                                                                                ========     ========       =========    ========
     Continuing operations - diluted..........................................  $  (0.14)    $  (0.05)      $   (0.50)   $  (0.61)
     Discontinued operations - diluted........................................     (0.08)       (0.07)          (0.18)      (0.17)
                                                                                --------     --------       ---------    --------
         Total - diluted......................................................  $  (0.22)    $  (0.12)      $   (0.68)   $  (0.78)
                                                                                ========     ========       =========    ========

                                                                                  JUNE 30, 2004
                                                                                  -------------
                                                                                  AS
                                                                              PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                     REPORTED     RESTATED
--------------------------                                                     --------     --------
Total current assets........................................................  $   39,319    $  39,319
Property and equipment......................................................      78,750       78,626
Other assets................................................................       3,029        3,009
                                                                              ----------    ---------
Total assets................................................................  $  121,098    $ 120,954
                                                                              ==========    =========
Total current liabilities...................................................  $   34,636    $  34,636
Other long-term liabilities.................................................       1,517        1,517
Value of warrants and conversion feature associated with
  convertible debentures....................................................           -        9,748
Long-term debt, less current maturities ....................................      23,825       21,773
                                                                              ----------     --------
Total liabilities...........................................................      59,978       67,674
Common stock................................................................         163          163
Additional paid in capital..................................................     115,747      109,468
Accumulated deficit.........................................................     (43,579)     (45,140)
Accumulated other comprehensive loss........................................     (11,211)     (11,211)
                                                                              ----------    ---------
Total shareholders' equity..................................................      61,120       53,280
                                                                              ----------    ---------
Total liabilities and shareholders' equity..................................  $  121,098    $ 120,954
                                                                              ==========    =========

3.   FINANCING

Management will seek to fund its near-term operations from the sale of excess inventories, continued aggressive management of the Company's working capital and existing borrowing capacity under the Company's revolving credit facility. As the demand for carbon fiber continues to increase, the Company will need additional financing to execute its capacity expansion program. Based upon these forecasts, borrowing capacity, and the completion of the transaction discussed in "--Fiscal 2004 Refinancing" below, the Company believes it has sufficient cash flows to continue operations for at least the next 12 months.

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past four fiscal years and the first nine months of the current fiscal year. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January and March of 2004, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which require the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly and nine-month financial results ended June 30, 2004.

                                                        THREE MONTHS ENDED JUNE 30, 2004      NINE MONTHS ENDED JUNE 30, 2004
                                                        --------------------------------      -------------------------------
                                                            (RESTATED - SEE NOTE 2)               (RESTATED - SEE NOTE 2)

                                                                  CONVERSION                             CONVERSION
                                                        WARRANTS   FEATURES      TOTAL       WARRANTS     FEATURES      TOTAL
                                                        --------   --------      -----       --------     --------      -----
January 2004 issuance - mark to market ..............   $    534   $   2,207    $  2,741     $    (610)  $   (2,223)  $   (2,833)
March 2004 issuance - mark to market ................        355       1,521       1,876           355        1,531        1,886
                                                        --------   ---------    --------     ---------   ----------   ----------
         Totals......................................   $    889   $   3,728    $  4,617     $    (255)  $     (692)  $     (947)
                                                        ========   =========    ========     =========   ==========   ==========

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

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                                     (1)FEBRUARY 2003    JANUARY 2004    MARCH 2004
                                                                        -------------    ------------    ----------
         Amount of debenture (millions)...........................        $8.1             $7.0           $5.75
         Per share conversion price on debenture..................        $3.25            $5.40          $6.25
         Interest rate............................................        7.5%             6.0%           6.0%
         Term of debenture........................................        60 months        30 months      30 months
         Warrants issued..........................................        405,000          323,995        230,000
         Term of warrant..........................................        60 months        48 months      48 months
         Per share exercise price of warrants.....................        $5.00            $5.40          $7.50
         Fair value per warrant at issuance.......................        $0.93            $2.27          $5.43
         Value per share conversion feature at issuance...........        $3.11            $1.78          $5.06
         Stock price on date of agreement.........................        $1.58            $5.40          $9.53
         Stock volatility at issuance.............................        100%             50%            61%
         Dividend yield...........................................        0.0%             0.0%           0.0%
         Risk free interest rate at issuance......................        3.0%             2.78%          2.44%

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

2003 Refinancing
----------------
The Company's calculation of diluted earnings per share for the three-month and nine-month periods ended June 30, 2004 and the three-month and six-month periods ended March 31, 2005 did not capture the effects of convertible and potentially dilutive securities in the appropriate sequence.

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

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on earnings (loss) per share:

                                                                                    THREE MONTHS ENDED
                                                                                      JUNE 30, 2004
                                                                                      -------------
         Numerators:
         Income (loss) from continuing operations...................................    $    2,039
         Impact of convertible debt and warrants:
                  Add: interest expense.............................................           653
                  Add: amortization of financing fees and debt discount.............         1,057
                  Less: gain on value of conversion feature and warrants............        (4,617)
                                                                                        ----------
         Loss from continuing operations............................................          (868)
         Loss from discontinued operations..........................................        (1,286)
                                                                                        ----------
         Net loss ..................................................................    $   (2,154)
                                                                                        ==========
         Denominators:
         Average shares outstanding - basic.........................................        16,407
         Impact of convertible debt and warrants....................................         2,337
                                                                                        ----------
         Average shares outstanding - diluted.......................................        18,744
                                                                                        ==========
         Earnings (loss) per share - basic:
                  Continuing operations.............................................    $     0.12
                  Discontinued operations...........................................         (0.08)
                                                                                        ----------
         Basic earnings (loss) per share............................................    $     0.04
                                                                                        ==========
         Loss per share - diluted:
                  Continuing operations.............................................    $    (0.05)
                  Discontinued operations...........................................         (0.07)
                                                                                        ----------
         Diluted loss per share.....................................................    $    (0.12)
                                                                                        ==========

                                                                                    NINE MONTHS ENDED
                                                                                      JUNE 30, 2004
                                                                                      -------------
         Numerators:
         Loss from continuing operations............................................    $  (9,712)
         Impact of convertible debt:
                  Add: interest expense.............................................           85
                  Add: amortization of financing fees and debt discount.............          548
                  Less: gain on value of conversion feature.........................       (1,531)
                                                                                        ---------
         Loss from continuing operations............................................      (10,610)
         Loss from discontinued operations..........................................       (2,923)
                                                                                        ---------
         Net loss ..................................................................    $ (13,533)
                                                                                        =========
         Denominators:
         Average shares outstanding - basic.........................................       16,353
         Impact of convertible debt.................................................          920
                                                                                        ---------
         Average shares outstanding - diluted.......................................       17,273
                                                                                        =========
         Loss per share - basic:
                  Continuing operations.............................................    $   (0.59)
                  Discontinued operations...........................................        (0.18)
                                                                                        ---------
         Basic loss per share.......................................................    $   (0.77)
                                                                                        =========
         Loss per share - diluted:
                  Continuing operations.............................................    $   (0.61)
                  Discontinued operations...........................................        (0.17)
                                                                                        ---------
         Diluted loss per share.....................................................    $   (0.78)
                                                                                        =========

In accordance with SFAS No. 128, Earnings per Share, the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain (loss), interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants. The Company does have outstanding stock options, warrants and convertible debt outstanding at June 30, 2004 and 2003 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 2.9 million shares for the quarter ended June 30, 2004, 3.8 million shares for the nine months ended June 30, 2004 and 3.7 million shares for the quarter and nine months ended June 30, 2003 would have been included in the Company's diluted earnings per share calculation.

Credit Facilities
-----------------

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from a U.S. bank, which has been waived through February 13, 2005.

US Operations - The Company's current credit facility with its U.S. Bank is described above under "2003 Refinancing." Total borrowings under the U.S. credit facility including revolving credit and term loan were $4.1 million at June 30, 2004, all of which has been classified as current due to the maturity in February 2005.

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

Long-term debt consists of the following (amounts in thousands):

                                                                                             June 30,          September 30,
                                                                                               2004                2003
                                                                                             --------          -------------
                                                                                        (Restated-See Note 2)
     Note payable with interest at 9%, payable in monthly installments of
       principal and interest of $15,392 to maturity in November 2004.....................   $  1,277           $   1,507

     Note payable with interest at 9.95%, payable in monthly installments of
       principal and interest of $19,288 to maturity in September 2009....................          -               1,042

     Note payable with interest at 9.5%, payable in monthly installments of
       principal and interest of $27,672 to maturity in December 2009 ....................          -               1,558

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene,
       Texas to be repaid from real estate and personal property tax abatements ..........      1,746               1,706

     Convertible debentures due February 2008 bearing interest at 7.0%....................      8,100               8,100

     Revolving credit agreement, maturing in December 2004, bearing interest
       at prime plus 2.0% in fiscal 2002 (prime rate at September 30, 2003 was 4.00%).....      3,270               4,670

                                                                                             June 30,          September 30,
                                                                                               2004                2003
                                                                                             --------          -------------
                                                                                        (Restated-See Note 2)
     Term loan, $0.4 million payable in January 2005, balance payable in
       2005, bearing interest at prime plus 2.0% (prime rate at September
       30, 2003 was 4.00%)................................................................        900                3,300

     Convertible debentures due June 2006 bearing interest at 6%..........................      7,000                    -

     Convertible debentures due September 2006 bearing interest at 6%.....................      5,750                    -

     Mortgage payable with interest of 13.5% interest only payments
         Maturity in January 2007.........................................................      6,000

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%).....................     12,259               12,566
                                                                                             --------             --------

         Total debt.......................................................................     46,302               34,474

          Less: conversion feature and debt discount associated with warrants.............     (7,627)                   -
          Less: amounts payable within one year...........................................    (16,902)                (933)
                                                                                             --------            ---------
     Total Long-term debt ................................................................   $ 21,773            $  33,541
                                                                                             ========            =========

Value of derivative liabilities at:
-----------------------------------

                                                                                              JUNE 30, 2004
                                                                                              -------------
                                                                                         (RESTATED - SEE NOTE 2)

                                                                                                CONVERSION
                                                                                    WARRANTS     FEATURES       TOTAL
                                                                                    --------     --------     ---------
         January 2004 issuance..................................................    $  1,346     $  4,534     $   5,880
         March 2004 issuance....................................................         862        3,006         3,868
                                                                                    --------     --------     ---------
                  Totals........................................................    $  2,208     $  7,540     $   9,748
                                                                                    ========     ========     =========

4.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture textile acrylic and nylon fibers and yarns. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These divisions had been included in the Specialty Products segment (see Note 7). The wind down of these production lines was substantially completed by February 1, 2005. Certain information with respect to the discontinued operations of the textile acrylic and nylon fibers divisions for the three months and nine months ended June 30, 2004 and 2003 is summarized as follows (amounts in thousands):

                                                                           THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                                                                2004        2003             2004         2003
                                                                             ---------   ---------        ---------    ---------
         Net sales........................................................   $   4,076   $   5,509        $  13,645    $  19,399
         Cost of sales....................................................       4,444       5,874           14,457       19,667
                                                                             ---------   ---------        ---------    ---------
              Gross profit (loss).........................................        (368)       (365)            (812)        (268)
         Selling, general and administrative expenses.....................        (834)       (823)          (2,079)      (2,390)
                                                                             ---------   ---------        ---------    ---------
              Loss from operations........................................      (1,202)     (1,188)          (2,891)      (2,658)
         Other income (expense)...........................................         (84)        (85)             (32)        (306)
                                                                             ---------   ---------        ---------    ---------
         Loss on discontinued operations..................................   $  (1,286)  $  (1,273)       $  (2,923)   $  (2,964)
                                                                             =========   =========        =========    =========

5.  COMPREHENSIVE LOSS

Comprehensive loss for the three- and nine-month periods ended June 30, 2004 and 2003 was as follows (in thousands):

                                                                                         THREE MONTHS ENDED JUNE 30,
                                                                                         ---------------------------
                                                                                          2004                2003
                                                                                       ----------           ---------
                                                                                  (RESTATED-SEE NOTE 2)

          Net income (loss)........................................................    $      753           $  (3,789)
          Foreign currency translation adjustment..................................          (732)               (524)
                                                                                       ----------           ---------
          Comprehensive income (loss)..............................................    $       21           $  (4,313)
                                                                                       ==========           =========

                                                                                         NINE MONTHS ENDED JUNE 30,
                                                                                         --------------------------
                                                                                          2004                2003
                                                                                       ----------           ---------
                                                                                  (RESTATED-SEE NOTE 2)

          Net loss.................................................................    $  (12,635)          $ (11,242)
          Foreign currency translation adjustment..................................         1,221               2,109
                                                                                       ----------           ---------
          Comprehensive loss.......................................................    $  (11,414)          $  (9,133)
                                                                                       ==========           =========

6.   SEGMENT INFORMATION

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

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the three months and nine months ended June 30, 2004 and 2003 (amounts in thousands):

                                                                           THREE MONTHS ENDED JUNE 30, 2004
                                                                           --------------------------------
                                                                                                      Corporate
                                                                                                    Headquarters
                                                          Technical      Carbon       Specialty         and
                                                           Fibers        Fibers        Products     Eliminations      Total
                                                          ---------     ---------     ---------     ------------    ---------
Net sales............................................     $   4,127     $   5,669     $   3,489       $       -     $  13,285
Net sales - intersegment.............................           595           501             -          (1,096)            -
Cost of sales, excluding available unused capacity...         4,062         5,594         2,907          (1,694)       10,869
Available unused capacity expenses...................             -           952             -               -           952
Operating (loss) income..............................           271        (1,010)          408            (315)         (646)
Depreciation and amortization expense................           389           961           186              24         1,560
Capital expenditures.................................           411           825           167              32         1,435

                                                                           THREE MONTHS ENDED JUNE 30, 2003
                                                                           --------------------------------
                                                                                                      Corporate
                                                                                                    Headquarters
                                                          Technical      Carbon       Specialty         and
                                                           Fibers        Fibers        Products     Eliminations      Total
                                                          ---------     ---------     ---------     ------------    ---------
Net sales............................................     $   3,080     $   3,631     $   3,627       $       -     $  10,338
Net sales - intersegment.............................           670           393             -          (1,063)            -
Cost of sales, excluding available unused capacity...         3,092         4,149         2,344          (1,525)        8,060
Available unused capacity expenses...................             -         1,481             -               -         1,481
Operating (loss) income..............................           485        (2,711)        1,148            (320)       (1,398)
Depreciation and amortization expense................           233           983           280              55         1,551
Capital expenditures.................................           270           (26)          299               3           546

                                                                            NINE MONTHS ENDED JUNE 30, 2004
                                                                            -------------------------------
                                                                                                      Corporate
                                                                                                    Headquarters
                                                          Technical      Carbon       Specialty         and
                                                           Fibers        Fibers        Products     Eliminations      Total
                                                          ---------     ---------     ---------     ------------    ---------
Net sales............................................     $  10,611     $  13,438     $   8,925       $       -     $  32,974
Net sales - intersegment.............................         1,371         1,492             -          (2,863)            -
Cost of sales, excluding available unused capacity...        10,297        13,030         7,249          (3,180)       27,396
Available unused capacity expenses...................             -         3,638             -               -         3,638
Operating (loss) income..............................           699        (4,309)          606          (1,611)       (4,615)
Depreciation and amortization expense................           902         2,889           482              73         4,346
Capital expenditures.................................           615         3,488           395              (8)       (4,490)

                                                                            NINE MONTHS ENDED JUNE 30, 2003
                                                                            -------------------------------
                                                                                                      Corporate
                                                                                                    Headquarters
                                                          Technical      Carbon       Specialty         and
                                                           Fibers        Fibers        Products     Eliminations      Total
                                                          ---------     ---------     ---------     ------------    ---------
Net sales............................................     $   9,421     $  11,075     $   8,855       $       -     $  29,351
Net sales - intersegment.............................         1,186         2,877             -          (4,063)            -
Cost of sales, excluding available unused capacity...         8,748        12,606         6,422          (4,353)       23,423
Available unused capacity expenses...................             -         4,238             -               -         4,238
Operating (loss) income..............................           762        (6,393)        1,515          (1,843)       (5,959)
Depreciation and amortization expense................           749         3,005           486             184         4,424
Capital expenditures.................................           480           318           378              15         1,191

                                                                                     TOTAL ASSETS
                                                                                     ------------
                                                                                                      Corporate
                                                                                                    Headquarters
                                                          Technical      Carbon       Specialty         and
                                                           Fibers        Fibers        Products     Eliminations      Total
                                                          ---------     ---------     ---------     ------------    ---------
June 30, 2004 (Restated - See Note 2)................     $  18,929     $  61,439     $  37,478       $   3,108     $ 120,954
September 30, 2003...................................        22,611        66,226        32,569          (1,951)      119,455

GEOGRAPHIC INFORMATION (UNAUDITED)/(IN THOUSANDS)
-------------------------------------------------

                                         REVENUES (1)                REVENUES (1)
                                      THREE MONTHS ENDED           NINE MONTHS ENDED            LONG-LIVED ASSETS (2)
                                      ------------------           -----------------            ---------------------
                                                                                         (Restated See Note 2)
                                     JUNE 30,     JUNE 30,       JUNE 30,      JUNE 30,        JUNE 30,        SEPTEMBER 30,
                                       2004        2003            2004          2003            2004              2003
                                       ----        ----           ------        -----           ------            ------
United States.....................  $   5,855    $   5,292      $  15,248     $  17,699       $  46,383         $  45,936
Hungary...........................      7,430        5,046         17,726        11,652          32,243            31,437
                                    ---------    ---------      ---------     ---------       ---------         ---------
Total.............................  $  13,285    $  10,338      $  32,974     $  29,351       $  78,626         $  77,373
                                    =========    =========      =========     =========       =========         =========

------------------------
(1) Revenues are attributed to the entity recognizing the sale in the interim statements, as it is not practical to accumulate every customer's country of domicile on an interim basis.

(2) Property and equipment, net of accumulated depreciation, are based on country location of assets.

7.   INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                           JUNE 30,      SEPTEMBER 30,
                                                                                             2004            2003
                                                                                          ---------      -------------
         Raw materials.................................................................   $   5,170       $   4,859
         Work-in-process...............................................................       1,654           1,132
         Finished goods................................................................      16,932          19,057
         Supplies, spares and other....................................................       2,512           1,930
                                                                                          ---------       ---------
                                                                                          $  26,268       $  26,978
                                                                                          =========       =========

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

Liquidity
---------

See discussion under Note 3 - "Financing"

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company has determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million for the nine months ended June 30, 2004. See further discussion in Note 2 to the Consolidated Financial Statements included in this Form 10-Q/A for discussion of the restatement.

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

Outside of the carbon fiber business, the Company sells acrylic and nylon fibers into textile markets and manufactures other specialty products in its Hungary facility. The Company is currently developing plans to discontinue the nylon fiber operation and to exit from the acrylic textile business and will utilize a significant portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The Company completed these plans in the fourth quarter of fiscal 2004. This did result in a charge to earnings, which included severance.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------------------

The Company's sales increased by 29%, or $3.0 million, to $13.3 million in the third quarter of fiscal 2004 from $10.3 million in the third quarter of fiscal 2003. A decrease in sales of the specialty products unit was more than offset by the increases in carbon fiber sales (excluding intersegment) and technical fiber sales (excluding intersegment). Carbon fiber sales (excluding intersegment) increased 55%, or $2.1 million, to $5.7 million in the third quarter of fiscal 2004 from $3.6million in the third quarter of fiscal 2003. The carbon fiber sales in fiscal 2004 included a decrease of $1.3 million from 2003 related to the Company's decision to relocate its prepreg operations from California to Utah to combine its operations with another of the Company's facilities. Carbon fibers sales other than prepreg sales increased by $3.4 million in fiscal 2004 from fiscal 2003 as production and sales of sporting goods and wind energy orders continued during the third quarter of fiscal 2004 and the Company experienced a general increase in the overall demand for carbon fiber from prior years. Technical fiber sales (excluding intersegment) increased 33%, or $1.0 million, to $4.1 million in the third quarter fiscal 2004 from $3.1 million in the third quarter fiscal 2003. Technical fiber sales increased as demand improved not only in the aircraft brake customers but also for the flame-retardant market. Sales of the specialty products business segment decreased 3%, or $0.1 million, to $3.5 million in the third quarter of fiscal 2004 from $3.6 million in the third quarter of fiscal 2003.

The Company's cost of sales (excluding available unused capacity costs) increased by 35%, or $2.8 million, to $10.9 million in the third quarter of fiscal 2004 from $8.1 million in the third quarter of fiscal 2003. Carbon and technical fiber cost of sales (excluding intersegment) increased by 37% or $2.2 million to $8.0 million in the third quarter of 2004 from $5.8 million in the third quarter of 2003 as sales of carbon and technical fiber (excluding intersegment) increased 46% for the same period.

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

Selling, general and administrative expenses were $1.3 million in the third quarter of fiscal 2004 compared to $1.3 million in the third quarter of fiscal 2003. Although sales for the quarter increased 10% and carbon fiber sales increased 37% the Company has continued cost containment measures related to non-operations departments implemented during fiscal 2003.

Operating loss was $0.6 million in the third quarter of fiscal 2004 compared to a loss of $1.4 million in the third quarter of fiscal 2003, an improvement of $0.8 million. Carbon fiber operating loss improved from a loss of $2.7 million in the third quarter of fiscal 2003 to a loss of $1.0 million in the third quarter of fiscal 2004. The operating income in technical fibers decreased from income of $0.5 million in the third quarter of fiscal 2003 to $0.3 million in the third quarter of fiscal 2004. Corporate headquarters operating loss was flat with a loss of $0.3 million in the third quarter of fiscal 2004. Specialty product operating income decreased from an income of $1.1 million in the third quarter of 2003 to an income of $0.4 million in the third quarter of 2004; the income decreased due the to decrease in sales and margins related to this business unit. The decrease in the Company's total operating loss was a result of the significant improvement in the carbon fibers and technical fibers business units as sales and production have increased to absorb fixed manufacturing cost and the continued reduction of operating expenses due to the cost containment measures implemented during 2003.

Interest expense was approximately $0.9 million in the third quarter of fiscal 2004 compared to $.5 million in the third quarter of fiscal 2003. The increase in interest resulted from higher debt levels after the Company's refinancing transactions (see "--Liquidity and Capital Resources").

Amortization of warrants discount, deferred financing and beneficial conversion feature costs which are non-cash expenses was approximately $1.0 million in the third quarter of fiscal 2004 compared to zero in the third quarter of fiscal 2003. The increase in amortization resulted from the Company's refinancing transactions (see "--Liquidity and Capital
Resources").

Income on value of warrants and conversion feature and discount write-off, a non-cash item, increased $4.6 million from no activity in fiscal 2003 to a gain of $4.6 million in fiscal 2004 (see "--Liquidity -- Financing"). The increase in the income was attributable to a decrease in our stock price during 2004 following the issuance of convertible debt instruments in January and March 2004 as the Company had to mark to market the value of the warrant and conversion feature. No such obligations existed in the prior year.

Other income/expense, net, was immaterial in the third quarter of fiscal 2004 compared to an expense of $0.5 million for the third quarter of fiscal 2003 due to an increase in the foreign currency transactional loss during the three months ended June 30, 2003 on the Company's debt at its Hungarian subsidiary which is denominated in Euros.

Income tax expense was $0.1 million for the third quarter of fiscal 2004 compared to an income tax expense of $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both the third quarters of fiscal 2004 and 2003 due to uncertainties in the Company's ability to utilize tax losses in the future.

The foregoing resulted in a net income from continuing operations of $2.0 million for the third quarter of fiscal 2004 compared to a net loss of $2.5 million for the third quarter of fiscal 2003. Similarly, the Company reported a net income per share from continuing operations of $0.12 and a loss per share from continuing operations of $0.05 on a basic and diluted basis, respectively, for the third quarter of fiscal 2004 and a net loss per share from continuing operations of $0.15 on a basic and diluted basis for the third quarter of fiscal 2003, respectively. The weighted average basic and diluted common shares outstanding were 16.4 million and 18.7 million, respectively, for the third quarter of fiscal 2004 and 16.3 million for the corresponding period of fiscal 2003.

The loss from discontinued operations of $1.3 million for the third quarter of fiscal 2004 was flat compared to the third quarter of fiscal 2003. The significant decrease in sales was offset by a significant decrease in cost during 2004 as the Company continued to decrease production of the unprofitable acrylic fiber divisions. The Company reported a net loss per share from discontinued operations of $0.08 and $0.08 on a basic and $0.07 and $0.08 on a diluted basis for the third quarter of fiscal 2004 and 2003, respectively.

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003
---------------------------------------------------------------------------

The Company's sales increased 12.2%, or $3.6 million, to $33.0 million in fiscal 2004 from $29.4 million in fiscal 2003. Carbon fiber sales (excluding intersegment) increased 21%, or $2.3 million, to $13.4 million in fiscal 2004 from $11.1 million in fiscal 2003. The carbon fiber units sales in fiscal 2004 increased despite a decrease of $4.4 million from 2003 related to the Company's decision to relocate its prepreg operations from California to Utah to combine its operations with another of the Company's facilities. Carbon fiber sales, other than prepreg, increased by $6.7 million in fiscal 2004 from fiscal 2003 as production and sales for sporting goods and wind energy applications continued to grow during the third quarter of fiscal 2004 and the Company experienced a general increase in the overall demand for carbon fiber. Technical fiber sales (excluding intersegment) increased 12.6%, or $1.2 million, to $10.6 million in fiscal 2004 from $9.4 million in fiscal 2003. Technical fiber sales increased due to the stronger demand and the timing of orders from aircraft brake customers during the third quarter of 2004 as this segment's principal customer returned to historical shipment levels. Sales of the specialty products business segment increased 1.1%, or $0.1 million, to $8.9 million in fiscal 2004 from $8.8 million in fiscal 2003.

The Company's cost of sales (excluding available unused capacity costs) increased by 17%, or $4.0 million, to $27.4 million in fiscal 2004 from $23.4 million in fiscal 2003. Carbon and technical fibers cost of sales (excluding intersegment) increased by 17.3%, or $3.1 million, to $20.4 million in fiscal 2004 from $17.3 million in fiscal 2003 as sales of carbon and technical fibers (excluding intersegment) increase the same amount for the period.

The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facilities. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the consolidated statement of operations, were approximately $3.6 million during the first nine months of fiscal 2004 and $4.2 million in the first nine months of fiscal 2003. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders during fiscal 2004, the Company expects unused capacity costs to decrease significantly during the fourth quarter of 2004 and be fully absorbed in ongoing operations by the end of fiscal 2005. See additional discussion of the Abilene facility under "-- Liquidity and Capital Resources."

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

Selling, general and administrative expenses were $4.3 million in the first nine months of fiscal 2004 compared to $5.0 million in the first nine months of fiscal 2003. The decrease in expense was primarily due to the cost containment measures implemented during fiscal 2003.

Operating loss was $4.6 million in the first nine months of fiscal 2004 compared to a loss of $6.0 million in the first nine months of fiscal 2003, an improvement of $1.4 million. Carbon fibers operating loss decreased from a loss of $6.4 million in the first nine months of fiscal 2003 to a loss of $4.3 million in the first nine months of fiscal 2004. Operating income in technical fibers was flat with income of $0.7 million in both periods. Corporate headquarters operating loss decreased from a loss of $1.8 million in the first nine months of fiscal 2003 to a loss of $1.6 million in the first nine months of fiscal 2004. Specialty products operating income decreased from a $1.5 million income in the first nine months of fiscal 2003 to an income of $0.6 million in the first nine months of fiscal 2004. The decrease in the consolidated operating loss was a result of the improvement in margins of the carbon fibers business unit and the reduction of operating expenses due to the cost containment measures implemented during 2003.

Interest expense was approximately $2.3 million in the first nine months of fiscal 2004 compared to $1.4 million in the corresponding period of fiscal 2003. The increase resulted from higher debt levels after the Company's refinancing transactions (see "-Liquidity and Capital Resources").

Amortization of warrants, deferred financing costs and beneficial conversion which are non-cash expenses were approximately $1.5 million in the first nine months of fiscal 2004 compared to zero in the first nine months of fiscal 2003. The increase in amortization resulted from warrants issued and beneficial conversion feature on the Company's refinancing transactions (see "-Liquidity and Capital Resources").

Loss on value of warrants and conversion feature, which is a non-cash item, increased $0.9 million from no activity in fiscal 2004 to a loss of $0.9 million in fiscal 2004 (see "--Liquidity -- Financing"). The increase in the loss is attributable to the increase in our stock price during 2004 following the issuance of convertible debt instruments in January and March 2004 as the Company had to mark to market the value of the warrant and conversion feature. No such obligations existed in the prior year.

Other income/expense, net, was a loss of $0.1 million for the first nine months of fiscal 2004 compared to an expense of $0.8 million for the first nine months of fiscal 2003 due to an decrease in the foreign currency transactional losses during the 9 months ended June 30, 2003 on the Company's debt at its Hungarian subsidiary which is denominated in Euros.

Income tax expense was $0.3 million for the first nine months of fiscal 2004 compared to $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss for both fiscal 2004 and 2003.

The foregoing resulted in a net loss from continuing operations of $9.7 million for the first nine months of fiscal 2004 compared to a loss of $8.3 million for the corresponding period of fiscal 2003. Similarly, the Company reported a loss per share from continuing operations of $0.59 and $0.52 on a basic basis and $0.61 and $0.52 on a diluted basis for the first nine months of fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were 16.4 million and 16.3 million on a basic basis and 17.2 million and 16.3 million on a diluted basis for the first nine months of fiscal 2004 and 2003, respectively.

The loss from discontinued operations of $2.9 million for the nine months of fiscal 2004 was flat compared to the nine months of fiscal 2003. The significant decrease in sales was offset by a significant decrease in cost during 2004 as the Company continued to decrease production of the unprofitable acrylic fiber divisions. The Company reported a loss per share from discontinued operations of $0.18 and $0.17 on a basic and $0.17 and $0.17 on a diluted basis for the nine months of fiscal 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Management will seek to fund its near-term operations from the sale of excess inventories, continued aggressive management of the Company's working capital and existing borrowing capacity under the Company's revolving credit facility. As the demand for carbon fiber continues to increase, the Company will need additional financing to execute its capacity expansion program. Based upon these forecasts, borrowing capacity, and the completion of the transaction discussed in "Fiscal 2004 Refinancing" below, the Company believes it has sufficient cash flows to continue operations for at least the next 12 months.

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

WARRANT AND CONVERSION FEATURES
-------------------------------

In January and March of 2004, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly and nine-month financial results ended June 30, 2004.

                                                    THREE MONTHS ENDED JUNE 30, 2004          NINE MONTHS ENDED JUNE 30, 2004
                                                    --------------------------------          -------------------------------
                                                           (RESTATED SEE NOTE 2)                  (RESTATED SEE NOTE 2)

                                                               CONVERSION                               CONVERSION
                                                    WARRANTS    FEATURES     TOTAL           WARRANTS    FEATURES      TOTAL

January 2004 issuance - mark to market............  $    534   $   2,207    $  2,741        $    (610)  $   (2,223)  $   (2,833)
March 2004 issuance - mark to market..............       355       1,521       1,876              355        1,531        1,886
                                                    --------   ---------    --------        ---------   ----------   ----------
         Totals...................................  $    889   $   3,728    $  4,617        $    (255)  $     (692)  $     (947)
                                                    ========   =========    ========        =========   ==========   ==========

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

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                                  (1)FEBRUARY 2003  JANUARY 2004    MARCH 2004
                                                                     -------------  ------------    ----------
         Amount of debenture (millions)...........................     $8.1           $7.0           $5.75
         Per share conversion price on debenture..................     $3.25          $5.40          $6.25
         Interest rate............................................     7.5%           6.0%           6.0%
         Term of debenture........................................     60 months      30 months      30 months
         Warrants issued..........................................     405,000        323,995        230,000
         Term of warrant..........................................     60 months      48 months      48 months
         Per share exercise price of warrants.....................     $5.00          $5.40          $7.50
         Fair value per warrant at issuance.......................     $0.93          $2.27          $5.43
         Value per share conversion feature at issuance...........     $3.11          $1.78          $5.06
         Stock price on date of agreement.........................     $1.58          $5.40          $9.53
         Stock volatility at issuance.............................     100%           50%            61%
         Dividend yield...........................................     0.0%           0.0%           0.0%
         Risk free interest rate at issuance......................     3.0%           2.78%          2.44%

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

Credit Facilities
-----------------

The Company's financing of its U.S. operations is separate from that of its Hungarian operations. Availability of credit is based on the collateral value at each operation. However, the covenants of the term loan and revolving line of credit from a U.S. bank, which has been waived through February 13, 2005.

US Operations - The Company's current credit facility with its U.S. Bank is described above under "2003 Refinancing." Total borrowings under the U.S. credit facility including revolving credit and term loan were $4.1 million at June 30, 2004, all of which has been classified as current due to the maturity in February 2005.

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

Cash Used By Operating Activities
---------------------------------

The $1.9 million increase in cash used in continuing operations was the result of higher working capital requirements in fiscal 2004 as the increased demand for carbon fiber products and increased revenue from fiscal 2003 increased receivables by $1.4 million for the nine months ended June 30, 2004.

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

Inventories consist of the following (amounts in thousands):

                                                            JUNE 30,      SEPTEMBER 30,
                                                              2004            2003
                                                           ---------       ---------
         Raw materials...................................  $   5,170       $   4,859
         Work-in-process.................................      1,654           1,132
         Finished goods..................................     16,932          19,057
         Supplies, spares and other......................      2,512           1,930
                                                           ---------       ---------
                                                           $  26,268       $  26,978
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

A summary of significant contractual obligations is shown below. See Note 3 to the Consolidated Financial Statements for discussion of the Company's debt agreements. The Company's financial commitments as of June 30, 2004 included the following:

                                                                               LESS THAN                    3-5       MORE THAN
                                                                    TOTAL       1 YEAR      1-3 YEARS      YEARS       5 YEARS
                                                                  --------     ---------    ---------    ---------    ---------
    Notes payable...............................................  $  2,281     $  2,281
    Convertible debentures......................................    20,850                  $  20,850
    Long-term debt, including current maturities................    25,452       16,902         7,103    $   1,447    $       -
                                                                  --------     --------     ---------    ---------    ---------
         Total debt.............................................    48,583       19,183        27,953        1,447            -
    Operating leases............................................       333           58           174          101            -
                                                                  --------     --------     ---------    ---------    ---------
         Total debt and operating leases........................  $ 48,916     $ 19,241     $  28,127    $   1,548    $       -
                                                                  ========     ========     =========    =========    =========

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

Application and development expenses

The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $2.3 million and $2.7 million in the first nine months of fiscal 2004 and 2003, respectively, and $0.8 million and $0.9 million for the three months ended June 30 2004 and 2003, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

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

The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $35.4 million and $35.4 million at June 30, 2004 and September 30, 2003, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at June 30, 2004 and September 30 2003 amounted to $3.5 million and $3.5 million, respectively. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt. and, at current sales levels, does not believe these risks will have a material adverse impact on the Company's results of operations or financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (The Exchange Act), as of the end of the period covered by this report. Management had previously concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. However, in connection with the restatement of our previously issued consolidated financial statements described below, management determined that material weaknesses existed in the Company's internal control over financial reporting as of the end of the period covered by this report. Because of these material weaknesses, management concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 2 to the consolidated financial statements, we have restated our previously issued financial statements. Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, "Materiality" and concluded that the effects of the corrections were material to its 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, December 31, 2004 and March 31, 2005. Accordingly, management concluded that it would restate its previously issued 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, December 31, 2004 and March 31, 2005.

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of the end of the period covered by this report, the Company did not maintain effective controls over the completeness and accuracy of its accounting for its convertible debt and related amortization of financing fees and debt discount and gain (loss) on value of warrants and conversion feature. Specifically, the Company did not maintain effective controls over the accounting for derivative liabilities in connection with its convertible debt issued in January, March and October 2004 and February 2005. Specifically, the Company did not have controls over the completeness and accuracy of: (i) the beneficial conversion feature embedded in the Company's convertible debt; or (ii) the common stock purchase warrants issued in connection with the Company's convertible debt. This control deficiency resulted in accounting errors in total liabilities, shareholders' equity, interest expense, amortization expense, fair value gains and losses which resulted in the restatement of the Company's 2004 annual consolidated financial statements, as well as, the Company's interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, December 31, 2004 and March 31, 2005. In addition, this control deficiency could result in a misstatement of total liabilities, shareholders' equity, interest expense, amortization expense, fair value gains and losses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

CHANGES IN INTERNAL CONTROL

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

                                                 Zoltek Companies, Inc.
                                                     (Registrant)

Date: December 16, 2005                  By:       /s/ KEVIN SCHOTT
      -----------------                     ----------------------------------
                                                     Kevin Schott
                                                Chief Financial Officer