Form 10-Q/A
period 2004-12-31
ZOLTEK COMPANIES INC
filed 2005-12-16
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549


                               AMENDMENT NO. 1
                                     ON
                                 FORM 10-Q/A

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

EXPLANATORY NOTE
----------------

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments in 2004 that caused accounts receivable, net, and property and equipment, net, to decrease $0.2 million and $0.1 million, respectively, in the restated December 31, 2004 and September 30, 2004 balance sheets. The Company has also enhanced certain disclosures at the request of the Securities and Exchange Commission.

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

As a result of the restatement, the Company is filing this amended Form 10-Q for the period ended December 31, 2004 and has filed an amended Form 10-K for the fiscal year ended September 30, 2004 and amended Form 10-Q reports for the periods ended June 30, 2004 and March 31, 2005.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                     ZOLTEK COMPANIES, INC.

                                                   CONSOLIDATED BALANCE SHEET
                                                   --------------------------
                                    (Amounts in thousands, except share and per share amounts)

                                                           (Unaudited)

                                                                                         DECEMBER 31,          SEPTEMBER 30,
ASSETS                                                                                       2004                  2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     (RESTATED-SEE NOTE 2) (RESTATED-SEE NOTE 2)
Current assets:
     Cash and cash equivalents..........................................................  $      430           $      267
     Accounts receivable, less allowance for doubtful accounts of $985 and
       $781, respectively...............................................................      11,193               11,611
     Inventories........................................................................      29,927               25,902
     Other current assets...............................................................       2,216                1,167
                                                                                          ----------           ----------
          Total current assets..........................................................      43,766               38,947
Property and equipment, net.............................................................      85,210               80,414
Other assets............................................................................       3,596                3,094
                                                                                          ----------           ----------
          Total assets..................................................................  $  132,572           $  122,455
                                                                                          ==========           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt...............................................  $      475           $      570
     Trade accounts payable.............................................................      13,384               13,257
     Notes payable......................................................................       2,104                2,441
     Accrued expenses and other liabilities.............................................       7,296                5,877
                                                                                          ----------           ----------
          Total current liabilities.....................................................      23,259               22,145
Other long-term liabilities.............................................................         190                  357
Value of warrants and conversion feature associated with convertible debt issuances.....      49,430               13,721
Long-term debt, less current maturities.................................................      42,599               42,002
                                                                                          ----------           ----------
          Total liabilities.............................................................     115,478               78,225
                                                                                          ----------           ----------
Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding..................................................           -                    -
     Common stock, $.01 par value, 50,000,000 shares authorized,
      16,465,981 and 16,307,338 shares issued and outstanding, respectively.............         165                  163
     Additional paid-in capital.........................................................     109,606              109,524
     Accumulated deficit................................................................     (85,241)             (55,312)
     Accumulated other comprehensive loss...............................................      (7,436)             (10,145)
                                                                                          ----------           ----------
          Total shareholders' equity....................................................      17,094               44,230
                                                                                          ----------           ----------
          Total liabilities and shareholders' equity ...................................  $  132,572           $  122,455
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

                                                    ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                             ------------------------------------
                                         (Amounts in thousands, except per share data)
                                                          (Unaudited)

                                                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                                               -------------------------------
                                                                                                    2004            2003
------------------------------------------------------------------------------------------------------------------------------
                                                                                            (RESTATED-SEE NOTE 2)

Net sales......................................................................................  $  13,518        $   8,152
Cost of sales, excluding available unused capacity costs.......................................     12,396            7,003
Available unused capacity costs................................................................        525            1,431
Application and development costs..............................................................        828              747
Selling, general and administrative expenses...................................................      1,411            1,598
                                                                                                 ---------        ---------
     Operating loss from continuing operations.................................................     (1,642)          (2,627)
Other income (expense):

     Interest expense, excluding amortization of financing fees, debt discount and
       beneficial conversion feature...........................................................     (1,107)            (594)
     Amortization of financing fees and debt discount..........................................     (1,815)             (63)
     Loss on value of warrants and conversion feature and discount write-off...................    (25,518)               -
     Interest income...........................................................................         67               12
     Other, net................................................................................        574               73
                                                                                                 ---------        ---------
         Loss from continuing operations before income taxes...................................    (29,441)          (3,199)
Income tax expense.............................................................................        115               78
                                                                                                 ---------        ---------
Net loss from continuing operations............................................................    (29,556)          (3,277)
Discontinued operations:

     Operating loss, net of taxes..............................................................       (373)            (446)
                                                                                                 ---------        ---------
         Net loss on discontinued operations...................................................       (373)            (446)
                                                                                                 ---------        ---------
Net loss.......................................................................................  $ (29,929)       $  (3,723)
                                                                                                 =========        =========
Net loss per share:
     Basic and diluted loss per share:
         Continuing operations.................................................................  $   (1.80)       $   (0.20)
         Discontinued operation................................................................      (0.02)           (0.03)
                                                                                                 ---------        ---------
              Total............................................................................  $   (1.82)       $   (0.23)
                                                                                                 =========        =========
Weighted average common shares outstanding.....................................................     16,446           16,310


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

                                                      ZOLTEK COMPANIES, INC.

                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    ---------------------------------------------------------
                                                      (Amounts in thousands)

                                     Total Share-              Add'l    Accumulated Other
                                       holders'   Common      Paid-In     Comprehensive    Treasury  Accumulated   Comprehensive
                                        Equity     Stock      Capital     Income (Loss)      Stock    (Deficit)     Income (Loss)
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004
  (Restated-See Note 2)............  $   44,230    $ 163     $ 109,524      $ (10,145)      $     -    $(55,312)

Net loss (Restated-See Note 2).....     (29,929)       -             -              -             -     (29,929)     $ (29,929)

Foreign currency translation
  adjustment.......................       2,709        -             -          2,709             -           -          2,709
                                                                                                                     ---------
         Comprehensive loss
           (Restated-See Note 2)...                                                                                  $ (27,220)
                                                                                                                     =========
Exercise of stock options..........          84        2            82              -             -           -
                                     ----------    -----     ---------      ---------       -------    --------
Balance, December 31, 2004
  (Restated-See Note 2)............  $   17,094    $ 165     $ 109,606      $  (7,436)      $     -    $(85,241)
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

                                                   ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ------------------------------------
                                                  (Amounts in thousands)
                                                        (Unaudited)

                                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                  2004             2003
------------------------------------------------------------------------------------------------------------------------------
                                                                                          (RESTATED-SEE NOTE 2)

Cash flows from operating activities:
      Net loss...............................................................................  $ (29,929)       $  (3,723)
      Adjustments to reconcile net loss to net cash used by operating activities:
           Loss from discontinued operations.................................................        373              446
           Depreciation and amortization.....................................................      1,301            1,502
           Amortization of financing fees, debt discount and beneficial conversion feature...      1,815               63
           Loss on value of warrants and conversion feature..................................     25,518                -
           Foreign currency transaction losses...............................................        149               57
           Other, net........................................................................        (44)             (36)
           Changes in assets and liabilities:
                 (Increase) in accounts receivable...........................................        (87)            (382)
                 (Increase) in inventories...................................................     (3,334)            (691)
                 Decrease in prepaid expenses and other assets...............................        110               91
                 Increase in trade accounts payable..........................................      1,215            2,555
                 Increase (decrease) in accrued expenses and other liabilities...............        851             (941)
                 Increase in other long-term liabilities.....................................       (187)             171
                                                                                               ---------        ---------
                      Total adjustments......................................................     27,680            2,772
                                                                                               ---------        ---------
      Net cash used by continuing operations.................................................     (2,249)            (951)
      Net cash (used by) provided by discontinued operations.................................       (951)             233
                                                                                               ---------        ---------
      Net cash used by operating activities..................................................     (3,200)            (711)
                                                                                               ---------        ---------

Cash flows from investing activities:
           Payments for purchase of property and equipment...................................     (2,497)            (470)
           Proceeds from sale of property and equipment......................................        146              119
                                                                                               ---------        ---------
      Net cash used in investing activities..................................................     (2,301)            (351)

Cash flows from financing activities:
           Proceeds from exercise of stock options...........................................         91                -
           Proceeds from issuance of convertible debt........................................     20,000                -
           Proceeds from issuance of notes payable...........................................          -              467
           Proceeds from issuance of note payable to related party...........................          -            1,400
           Payment of financing fees.........................................................       (984)               -
           Repayment of notes payable and long-term debt.....................................    (13,458)          (1,425)
                                                                                               ---------        ---------
Net cash provided by financing activities....................................................      5,649              442
Effect of exchange rate changes on cash......................................................         15              (19)
                                                                                               ---------        ---------
Net increase (decrease) in cash..............................................................        163             (646)
Cash and cash equivalents at beginning of period.............................................        267              838
                                                                                               ---------        ---------
Cash and cash equivalents at end of period...................................................  $     430        $     192
                                                                                               =========        =========

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest................................................................................  $     466        $     531
     Income taxes............................................................................  $       -        $       -


                  The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ------------------------------------------------------

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004, as amended, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufactured textile acrylic and nylon fibers and yarns. These divisions had been included in the Specialty Products segment (see Note 7). The prior period financial statements have been conformed to current year discontinued operations presentation.

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

2.   RESTATEMENT

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the classification and accounting for the conversion feature and the related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company has classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met exceptions that did not require recording these instruments as derivative liabilities. After further review the Company has determined that these instruments did not meet these exceptions and should have been classified as derivative liabilities at the fair value of each instrument, and must be recorded as such on the balance sheet. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding derivative liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments in 2004 that caused accounts receivable, net, and property and equipment, net, to decrease $0.2 million and $0.1 million, respectively, in the December 31, 2004 and September 30, 2004 balance sheets.

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

As a result of the restatement, the Company is filing this amended Form 10-Q/A for the period ended December 31, 2004 and has filed an amended Form 10-K/A for the year ended September 30, 2004 and amended Form 10-Q/A reports for the periods ended June 30, 2004 and March 31, 2005, which includes restated information for the March 31, 2004 quarter. The following tables summarize in a condensed format, the consolidated financial statements as previously reported and as restated for the quarter ended December 31, 2004.

                                                                                 SEPTEMBER 30, 2004
                                                                                 ------------------
                                                                                   AS
                                                                               PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                      REPORTED     RESTATED
--------------------------                                                      --------     --------
Cash..........................................................................  $    267     $    267
Accounts receivable...........................................................    11,811       11,611
Inventories...................................................................    25,902       25,902
Other current assets..........................................................     1,167        1,167
                                                                                --------     --------
Total current assets..........................................................    39,147       38,947
Property and equipment........................................................    80,538       80,414
Other assets..................................................................     3,114        3,094
                                                                                --------     --------
Total assets..................................................................   122,799     $122,455
Total current liabilities.....................................................    22,145       22,145
Other long-term liabilities...................................................       357          357
Value of warrants and conversion feature associated with
   convertible debentures.....................................................         -       13,721
Long-term debt, less current maturities ......................................    43,718       42,002
                                                                                --------     --------
Total liabilities.............................................................    66,220       78,225
Common stock..................................................................       163          163
Additional paid in capital....................................................   115,803      109,524
Accumulated deficit...........................................................   (49,242)     (55,312)
Accumulated other comprehensive loss..........................................   (10,145)     (10,145)
                                                                                --------     --------
Total shareholders' equity....................................................    56,579       44,230
                                                                                --------     --------
Total liabilities and shareholders' equity....................................  $122,799     $122,455
                                                                                ========     ========
                                                                                  DECEMBER 31, 2004
                                                                                  -----------------
                                                                                   AS
                                                                               PREVIOUSLY       AS
CONSOLIDATED STATEMENT OF OPERATIONS                                            REPORTED     RESTATED
------------------------------------                                            --------     --------
Operating loss from continuing operations.....................................  $ (1,642)    $ (1,642)
Interest expense, excluding amortization of financing fees and debt discount..    (1,107)      (1,107)
Amortization of financing fees and debt discount..............................      (904)      (1,815)
Loss on value of warrants and conversion feature and discount write-off.......         -      (25,518)
Other net and interest income.................................................       641          641
                                                                                --------     --------
Loss from continuing operations before income taxes...........................    (3,012)     (29,441)
Income taxes..................................................................       115          115
                                                                                --------     --------
Loss from continuing operations...............................................    (3,127)     (29,556)
Loss from discontinued operations.............................................      (373)        (373)
                                                                                --------     --------
Net loss......................................................................  $ (3,500)    $(29,929)
                                                                                ========     ========
Basic and diluted loss per share:
     Continuing operations....................................................  $  (0.19)    $  (1.80)
     Discontinued operations..................................................     (0.02)       (0.02)
                                                                                --------     --------
         Total................................................................  $  (0.21)    $  (1.82)
                                                                                ========     ========

                                                                                  DECEMBER 31, 2004
                                                                                  -----------------
                                                                                   AS
                                                                               PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                      REPORTED     RESTATED
--------------------------                                                      --------     --------
Cash .........................................................................  $    430     $    430
Accounts receivable...........................................................    11,393       11,193
Inventories...................................................................    29,927       29,927
Other current assets..........................................................     2,216        2,216
                                                                                --------     --------
Total current assets..........................................................    43,966       43,766
Property and equipment........................................................    85,334       85,210
Other assets..................................................................     3,616        3,596
                                                                                --------     --------
Total assets..................................................................  $132,916     $132,572
                                                                                ========     ========
Total current liabilities.....................................................  $ 23,259     $ 23,259
Other long-term liabilities...................................................       190          190
Value of warrants and conversion feature associated with
   convertible debentures.....................................................         -       49,430
Long-term debt, less current maturities ......................................    51,097       42,599
                                                                                --------     --------
Total liabilities.............................................................    74,546      115,478
Common stock..................................................................       165          165
Additional paid in capital....................................................   118,383      109,606
Accumulated deficit...........................................................   (52,742)     (85,241)
Accumulated other comprehensive loss..........................................    (7,436)      (7,436)
                                                                                --------     --------
Total shareholders' equity....................................................    58,370       17,094
                                                                                --------     --------
Total liabilities and shareholders' equity....................................  $132,916     $132,572
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

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past four fiscal years and the first three months of the current fiscal year. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

The Company anticipates it will require further financing in 2006 to support its previously announced capacity expansion program.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which require the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly financial results ended December 31, 2004.

                                                                             THREE MONTHS ENDED DECEMBER 31, 2004
                                                                             ------------------------------------
                                                                                     (RESTATED-SEE NOTE 2)

                                                                                          CONVERSION
                                                                            WARRANTS       FEATURES         TOTAL
                                                                            --------       --------         -----

         January 2004 issuance - mark to market .........................  $  (1,816)     $  (7,125)      $  (8,941)
         March 2004 issuance - mark to market ...........................     (1,249)        (4,903)         (6,152)
         October 2004 issuance - mark to market .........................     (2,398)        (8,026)        (10,424)
                                                                           ---------      ---------       ---------
                  Totals.................................................  $  (5,463)     $ (20,055)      $ (25,518)
                                                                           =========      =========       =========

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

Earnings Per Share
------------------

If the results of the Company reflected a net income, an additional 6.9 million shares would be included in calculating the diluted earnings per share. The additional shares relate to issuance of convertible debt of $6.4 million, warrants of 1.5 million of which 0.3 million would be dilutive using the treasury stock method and stock options of 1.1 million of which
0.2 million would be dilutive using the treasury stock method.

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

Long-term debt consists of the following (amounts in thousands):

                                                                                       December 31,          September 30,
                                                                                          2004                   2004
                                                                                       ------------          -------------
                                                                                  (Restated-See Note 2)  (Restated-See Note 2)

Note payable with interest at 9%, payable in monthly installments of
  principal and interest of $15,392 to maturity in January 2006...................      $  1,396              $   1,419

Non-interest bearing note payable (discounted at 8%) to the City of Abilene,
  Texas to be repaid from real estate and personal property tax abatements........         1,762                  1,781

Convertible debentures due February 2008 bearing interest at 7.0%.................         8,100                  8,100

Revolving credit agreement, maturing in January 2006, bearing interest at prime
  plus 2.0% (prime rate at December 31, 2004 was 5.5%)............................         5,000                  5,000

Term loan, $0.4 million payable in 2005, balance payable in January 2006, bearing
  interest at prime plus 2.0% (prime rate at December 31, 2004 was 5.5%)..........           600                    700

Convertible debentures due June 2006 bearing interest at 6%.......................         7,000                  7,000

Convertible debentures due September 2006 bearing interest at 6%..................         5,750                  5,750

Convertible debentures due April 2008 bearing interest at 7.5%....................        20,000                      -

Mortgage payable with interest of 13.5% interest only payments
  maturity in January 2007........................................................         6,000                  6,000

Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)..................         2,831                 13,568
                                                                                        --------               --------

    Total debt....................................................................        58,439                 49,318


Less: Beneficial conversion feature and debt discount associated with warrants....       (15,365)                (6,746)
  Less: amounts payable within one year...........................................          (475)                  (570)
                                                                                        --------              ---------
Total long-term debt .............................................................      $ 42,599              $  42,002
                                                                                        ========              =========

Value of derivative liabilities at:
-----------------------------------

                                                                DECEMBER 31, 2004                       SEPTEMBER 30, 2004
                                                                -----------------                       ------------------
                                                              (RESTATED-SEE NOTE 2)                    (RESTATED-SEE NOTE 2)

                                                                    CONVERSION                              CONVERSION
                                                        WARRANTS     FEATURES      TOTAL        WARRANTS     FEATURES      TOTAL
                                                        --------     --------      -----        --------     --------      -----
January 2004 issuance  ..............................  $   3,660     $  13,477    $ 17,137      $   1,844   $    6,351   $    8,195
March 2004 issuance  ................................      2,448         9,230      11,678          1,198        4,328        5,526
October 2004 issuance................................      5,406        15,209      20,615              -            -            -
                                                       ---------     ---------    --------      ---------   ----------   ----------
         Totals......................................  $  11,514     $  37,916    $ 49,430      $   3,042   $   10,679   $   13,721
                                                       =========     =========    ========      =========   ==========   ==========

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

                                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                       2004               2003
                                                                                     ---------          ---------
         Net sales.................................................................  $   1,277          $   5,179
         Cost of sales.............................................................      1,321              5,177
                                                                                     ---------          ---------
              Gross profit (loss)..................................................        (44)                 2
         Selling, general and administrative expenses..............................       (629)              (530)
                                                                                     ---------          ---------
              Loss from operations.................................................       (673)              (528)
         Other income..............................................................        300                 82
                                                                                     ---------          ---------
         Loss on discontinued operations...........................................  $    (373)         $    (446)
                                                                                     =========          =========

5.   COMPREHENSIVE LOSS

Comprehensive loss for the quarters ended December 31, 2004 and 2003 (unaudited) was as follows (in thousands):

                                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                        2004                2003
                                                                                     ----------          ---------
                                                                                 (RESTATED-SEE NOTE 2)

          Net loss.................................................................  $  (29,929)         $  (3,723)
          Foreign currency translation adjustment..................................       2,709             (1,220)
                                                                                     ----------          ---------
          Comprehensive loss.......................................................  $  (27,220)         $  (2,503)
                                                                                     ==========          =========

6.   STOCK OPTION PLAN

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

                                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                        2004                2003
                                                                                     -----------         -----------
                                                                                (RESTATED-SEE NOTE 2)

         Reported net loss.........................................................  $   (29,929)        $    (3,723)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects..............          (51)                (13)
                                                                                     -----------         -----------
         Pro forma net loss........................................................  $   (29,980)        $    (3,736)
                                                                                     ===========         ===========
         Reported basic and diluted loss per share.................................  $     (1.82)        $     (0.23)
                                                                                     ===========         ===========
         Pro forma basic and diluted loss per share................................  $     (1.82)        $     (0.23)
                                                                                     ===========         ===========

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumption:

                                                                                        THREE MONTHS ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                            2004              2003
                                                                                          ---------         ---------
         ASSUMPTIONS
         -----------
         Expected life of option.....................................................      6 years           6 years
         Risk-free interest rate.....................................................        4.25%             4.25%
         Volatility of stock.........................................................          77%               77%
         Expected dividend yield.....................................................           --                --

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

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the first quarter ended December 31, 2004 and 2003 and balance sheet at September 30, 2004 (amounts in thousands):

                                                                          THREE MONTHS ENDED DECEMBER 31, 2004
                                                                          ------------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters       Total
                                                         ---------       ---------     ---------     ------------     ---------
Net sales............................................    $   7,052       $   3,778     $   2,688        $    -        $  13,518
Cost of sales, excluding available unused capacity...        7,075           2,969         2,352             -           12,396
Available unused capacity expenses...................          525               -             -             -              525
Operating (loss) income..............................       (1,682)            357           288          (605)          (1,642)
Depreciation and amortization expense................          892             239           141            29            1,301
Capital expenditures.................................        2,151             160           175            11            2,497

                                                                          THREE MONTHS ENDED DECEMBER 31, 2003
                                                                          ------------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters       Total
                                                         ---------       ---------     ---------     ------------     ---------
Net sales............................................    $   2,610       $   3,281     $   2,261        $    -        $   8,152
Cost of sales, excluding available unused capacity...        2,406           2,785         1,812             -            7,003
Available unused capacity expenses...................        1,431               -             -             -            1,431
Operating (loss) income..............................       (2,086)            165           (77)         (629)          (2,627)
Depreciation and amortization expense................        1,102             156           217            27            1,502
Capital expenditures.................................          124              90           216            40              470

                                                                                      TOTAL ASSETS
                                                                                      ------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters       Total
                                                         ---------       ---------     ---------     ------------     ---------
December 31, 2004 (Restated-See Note 2)..............    $  69,784       $  34,304     $  24,792        $3,692        $ 132,572
September 30, 2004 (Restated-See Note 2).............       63,306          19,701        36,429         3,019          122,455

GEOGRAPHIC INFORMATION (IN THOUSANDS)
-------------------------------------

                                                               REVENUES (1)
                                                           THREE MONTHS ENDED                  LONG-LIVED ASSETS(2)
                                                           ------------------                  --------------------
                                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,          SEPTEMBER 30,
                                                          2004            2003              2004                  2004
                                                          ----            ----              ----                  ----
                                                                                    (RESTATED-SEE NOTE 2)  (RESTATED-SEE NOTE 2)
United States....................................      $   5,568        $  4,915         $  46,517              $  46,582
Western Europe...................................          4,726             735                 -                      -
Eastern Europe...................................          2,771           2,143            38,693                 33,832
Asia ............................................            453             334                 -                      -
Other............................................              -              25                 -                      -
                                                       ---------        --------         ---------              ---------
Total............................................      $  13,518        $  8,152         $  85,210              $  80,414
                                                       =========        ========         =========              =========

------------------------
(1) Revenues are attributed to the entity recognizing the sale, as it is not practical to accumulate every customer's country of domicile.

(2) Property and equipment net of accumulated depreciation based on country location of assets.

8.   INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                  2004              2004
                                                               -----------      -------------
         Raw materials......................................    $   8,076        $   5,462
         Work-in-process....................................          957            1,177
         Finished goods.....................................       19,379           18,317
         Supplies, spares and other.........................        1,515              946
                                                                ---------        ---------
                                                                $  29,927        $  25,902
                                                                =========        =========

9.   NEW ACCOUNTING PRONOUNCEMENTS

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

11.  SUBSEQUENT EVENTS

See Note 3 for subsequent financing transaction in February 2005.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

On May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company has determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments in 2004 that caused accounts receivable, net, and property and equipment, net, to decrease $0.2 million and $0.1 million, respectively, in the December 31, 2004 and September 30, 2004 balance sheets. See further discussion in Note 2 to the Consolidated Financial Statements included in this Form 10-Q/A for discussion of this restatement.

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

Amortization of financing fees, debt discount and beneficial conversion feature costs which are non-cash expenses was approximately $1.8 million in the first quarter of fiscal 2005 compared to $0.1 million in the first quarter of fiscal 2004. The increase in amortization resulted from the Company's refinancing transactions (see "--Liquidity and Capital Resources").

Loss on value of warrants and conversion feature and discount write-off, a non-cash item, increased $25.5 million from no expense in fiscal 2004 to a loss of $25.5 million in fiscal 2005 (see "--Liquidity -- Financing"). The increase in the loss was attributable to an increase in our stock price during 2004 as the Company had to market to market the value of the warrants and conversion feature following the issuance of convertible debt instruments in January, March and October 2004. No such obligations existed in the prior year.

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

The foregoing resulted in a net loss from continuing operations of $29.6 million for the first quarter of fiscal 2005 compared to a net loss of $3.3 million for the first quarter of fiscal 2004. Similarly, the Company reported a net loss per share of $1.80 and $0.20 on a basic and diluted basis for the first quarter of fiscal 2005 and 2004, respectively. The weighted average common shares outstanding were 16.4 million for the first quarter of fiscal 2005 and 16.3 million for the corresponding period of fiscal 2004.

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

Due to the timing of development of markets for carbon fiber products, the Company's operating activities have used cash in each of the past four fiscal years and the first three months of the current fiscal year. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

The Company anticipates it will require further financing in 2006 to support its previously announced capacity expansion program.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which require the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly financial results ended December 31, 2004.

                                                                               THREE MONTHS ENDED DECEMBER 31, 2004
                                                                               ------------------------------------
                                                                                       (RESTATED-SEE NOTE 2)

                                                                                            CONVERSION
                                                                              WARRANTS       FEATURES         TOTAL
                                                                              --------       --------         -----
         January 2004 issuance - mark to market ...........................  $  (1,816)     $  (7,125)      $  (8,941)
         March 2004 issuance - mark to market .............................     (1,249)        (4,903)         (6,152)
         October 2004 issuance - mark to market ...........................     (2,398)        (8,026)        (10,424)
                                                                             ---------      ---------       ---------
                  Totals...................................................  $  (5,463)     $ (20,055)      $ (25,518)
                                                                             =========      =========       =========

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

Earnings Per Share
------------------

If the results of the Company reflected a net income, an additional 6.9 million shares would be included in calculating the diluted earnings per share. The additional shares relate to issuance of convertible debt of $6.4 million, warrants of 1.5 million of which

0.3 million would be dilutive using the treasury stock method and stock options of 1.1 million of which 0.2 million would be dilutive using the treasury stock method.

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

Cash Used By Continuing Operating Activities
--------------------------------------------

Net cash used by continuing operating activities was $2.2 million for the first quarter of fiscal 2005. The cash flows used by continuing operating activities during the three months ended December 31, 2004 were primarily due to the net loss from continuing operations of $29.6 million plus a decrease in net operating assets of $1.4 million, offset by non-cash items, including depreciation and amortization loss on value of warrants and conversion feature of $28.7 million. The increase in net operating assets consisted of an increase in receivables and other assets of $0.1 million as carbon fiber sales increased during the period. In addition, accrued expenses and other liabilities and trade payables increased $1.9 million with an increase in inventories of $3.3 million as the Company built up its precursor inventory for the start up of the new lines.

Net cash used by continuing operating activities was $1.0 million for the first quarter of fiscal 2004. The cash flows used by continuing operating activities during the three months ended December 31, 2003 were primarily due to the net loss from continuing operations of $3.3 million offset by non-cash items including depreciation and amortization of $1.6 million plus a decrease in net operating assets of $0.5 million. The decrease in net operating assets consisted of an increase of $0.7 million in inventories, an increase of $0.4 million in accounts receivable, a decrease of $0.1 million in prepaid and other assets and a $0.9 million decrease in accrued expenses and other liabilities a $2.5 million increase in trade payables and a $0.2 million increase in long-term liabilities.

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

Inventories consist of the following (amounts in thousands):

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                         2004            2004
                                                                      ------------   -------------
         Raw materials...............................................  $   8,076       $   5,462
         Work-in-process.............................................        957           1,177
         Finished goods..............................................     19,379          18,317
         Supplies, spares and other..................................      1,515             946
                                                                       ---------       ---------
                                                                       $  29,927       $  25,902
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

                                                                                LESS THAN                    3-5       MORE THAN
                                                                     TOTAL       1 YEAR      1-3 YEARS      YEARS       5 YEARS
                                                                   --------     ---------    ---------    ---------    ---------

     Convertible debentures......................................  $ 40,850     $            $  40,850
     Long-term debt, including current maturities................    17,589          475        17,114    $       -    $       -
                                                                   --------     --------     ---------    ---------    ---------
          Total debt.............................................    58,439          475        57,964            -            -
     Operating leases............................................       232           58           174            -            -
                                                                   --------     --------     ---------    ---------    ---------
          Total debt and operating leases........................    58,671          533        58,138            -            -
          Contractual interest payments..........................    11,088        4,400         6,688            -            -
     Purchase obligations........................................     1,403        1,403             -            -            -
                                                                   --------     --------     ---------    ---------    ---------
          Total contractual obligations..........................  $ 71,162     $  6,336     $  64,826    $       -    $       -
                                                                   ========     ========     =========    =========    =========

The future contractual obligations and debt could be reduced by $40 million in exchange for 6.4 million shares of common stock if all the convertible debt, excluding the February 2005 transaction discussed in Note 3.

                                                    Conversion                 Less than                    4-5        More than
                                                       price        Total        1 year     1-3 years      years        5 years
                                                    ----------    ---------    ---------    ---------     --------     ---------
Total contractual obligation.......................               $  71,162    $   6,336    $  64,826     $      -     $       -
February 2003 issuance.............................  $   3.25        (8,100)           -       (8,100)           -             -
January 2004 issuance..............................      5.40        (7,000)           -       (7,000)           -             -
March 2004 issuance................................      6.25        (5,750)           -       (5,750)           -             -
October 2004 issuance..............................     12.00       (20,000)           -      (20,000)           -             -
Interest payments..................................                  (8,005)      (2,832)      (5,173)           -             -
                                                                  ---------    ---------    ---------     --------     ---------
     Total contractual obligations assuming
      conversion...................................               $  22,307    $   3,504    $  18,803     $      -     $       -
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

                                            Zoltek Companies, Inc.
                                                 (Registrant)

Date: December 16, 2005                By:     /s/ KEVIN SCHOTT
      -----------------                   ----------------------------
                                                  Kevin Schott
                                            Chief Financial Officer