Form 10-Q/A
period 2005-03-31
ZOLTEK COMPANIES INC
filed 2005-12-16
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION


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

Also, on May 20, 2005, the Company concluded that its financial results for the fiscal year ended September 30, 2004 and interim periods ended March 31, June 30, September 30 and December 31, 2004 would be restated to reflect additional non-operating gains and losses related to the correction of its accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 and the amortization expense associated with debt discount. Historically, the Company had classified the value of warrants to purchase common stock and the beneficial conversion feature, when applicable, as equity as the Company believed these instruments met the exceptions for recording these instruments as liabilities. After further review the Company determined that these instruments did not meet these exceptions and should have been classified as liabilities on its balance sheet at the fair value of each instrument. In subsequent periods the change in fair value of these instruments will result in an adjustment to this liability with the corresponding gain or loss being recorded in the statement of operations. At the date of their respective conversion of the instrument or exercise of the warrants the corresponding liability will be reclassified to equity. In addition, the Company recorded individually immaterial adjustments to property and equipment, net and other assets that increased other expenses by $0.1 million in the quarter ended March 31, 2004 and to accounts receivable, net that increased other expenses by $0.2 million in the quarter ended September 30, 2004.

As a result of the restatement, the Company is filing this amended Form 10-Q/A for the period ended March 31, 2005 and has filed an amended Form 10-K/A for the year ended September 30, 2004 and an amended Form 10-Q/A for the periods ended June 30, 2004 and December 31, 2004, in December 2005. The Company previously filed restated information for these periods in the Form 10-Q for the quarter ended March 31, 2005, however, the calculation of fully diluted earnings per share for the three-month and nine-month periods ended June 30, 2004 and three-month and nine-month periods ended March 31, 2005, were reported incorrectly as it did not capture the effects of all the convertible and potentially dilutive securities in the appropriate sequence as prescribed in SFAS No. 128, Earnings per Share.

The impact of the restatements related to the change in accounting for the conversion feature and the related warrants are summarized below:

For the quarter ended March 31, 2004, the loss on the fair value of the warrants and conversion feature and increased amortization expense, increased the net loss by $5.7 million. This result increased the Company's basic and diluted loss per share from $0.23 to $0.59 for the quarter and March 31, 2004 and from $0.46 to $0.82 for the six months ended March 31, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                                  ZOLTEK COMPANIES, INC.

                                                CONSOLIDATED BALANCE SHEET
                                                --------------------------
                                (Amounts in thousands, except share and per share amounts)
                                                        (Unaudited)

                                                                                                MARCH 31,      SEPTEMBER 30,
ASSETS                                                                                            2005             2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                (RESTATED-
                                                                                                                SEE NOTE 2)
Current assets:
     Cash and cash equivalents.................................................................$    1,344       $      267
     Accounts receivable, less allowance for doubtful accounts of $1,149 and
       $981, respectively......................................................................    11,756           11,611
     Inventories...............................................................................    29,535           25,902
     Other current assets......................................................................     1,400            1,167
                                                                                               ----------       ----------
          Total current assets.................................................................    44,035           38,947
Property and equipment, net....................................................................    85,012           80,414
Other assets...................................................................................     3,394            3,094
                                                                                               ----------       ----------
          Total assets.........................................................................$  132,441       $  122,455
                                                                                               ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
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

                                                       ZOLTEK COMPANIES, INC.

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                ------------------------------------
                                           (Amounts in thousands, except per share data)
                                                            (Unaudited)


                                                                       THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                                                       ----------------------------     --------------------------
                                                                            2005         2004              2005          2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         (RESTATED-   (RESTATED-        (RESTATED-   (RESTATED-
                                                                         SEE NOTE 2)  SEE NOTE 2)       SEE NOTE 2)  SEE NOTE 2)
Net sales................................................................$    15,772  $    11,537       $    29,290  $    19,688
Cost of sales, excluding available unused capacity costs.................     14,860        9,523            27,256       16,526
Available unused capacity costs..........................................        524        1,259             1,049        2,686
Application and development costs........................................        824          758             1,652        1,504
Selling, general and administrative expenses.............................      1,612        1,342             3,023        2,940
                                                                         -----------  -----------       -----------  -----------
     Operating loss from continuing operations...........................     (2,048)      (1,345)           (3,690)      (3,968)
Other income (expense):
     Interest expense, excluding amortization of financing fees and
       debt discount.....................................................     (1,140)        (778)           (2,181)      (1,384)
     Amortization of financing fees and debt discount....................     (2,622)        (425)           (4,436)        (475)
     Gain (loss) on value of warrants and conversion feature.............      9,128       (5,574)          (16,426)      (5,574)
     Interest income.....................................................          -            -                 2           12
     Other, net..........................................................       (974)        (272)             (400)        (172)
                                                                         -----------  -----------       -----------  -----------
         Income (loss) from continuing operations before income taxes....      2,344       (8,394)          (27,131)     (11,561)
Income tax expense.......................................................        104          111               219          189
                                                                         -----------  -----------       -----------  -----------
Income (loss) from continuing operations.................................      2,240       (8,505)          (27,350)     (11,750)
Discontinued operations:
     Operating loss, net of taxes........................................        (94)      (1,192)             (467)      (1,638)
                                                                         -----------  -----------       -----------  -----------
         Loss on discontinued operations.................................        (94)      (1,192)             (467)      (1,638)
                                                                         -----------  -----------       -----------  -----------
Net income (loss)........................................................$     2,146  $    (9,697)      $   (27,817) $   (13,388)
                                                                         ===========  ===========       ===========  ===========
Net income (loss) per share:
     Basic income (loss) per share:
         Continuing operations...........................................$      0.13  $     (0.52)      $     (1.60) $     (0.72)
         Discontinued operations.........................................      (0.01)       (0.07)            (0.03)       (0.10)
                                                                         -----------  -----------       -----------  -----------
              Total......................................................$      0.12  $     (0.59)      $     (1.63) $     (0.82)
                                                                         ===========  ===========       ===========  ===========
     Diluted income (loss) per share:
         Continuing operations...........................................$     (0.22) $     (0.52)      $     (1.65) $     (0.72)
         Discontinued operations.........................................      (0.01)       (0.07)            (0.03)       (0.10)
                                                                         -----------  -----------       -----------  -----------
              Total......................................................$     (0.23) $     (0.59)      $     (1.68) $     (0.82)
                                                                         ===========  ===========       ===========  ===========
Weighted average common shares outstanding - basic.......................     17,783       16,341            17,107       16,326

Weighted average common shares outstanding - diluted.....................     20,802       16,341            18,107       16,326






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

                                                  ZOLTEK COMPANIES, INC.

                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                ---------------------------------------------------------
                                                  (Amounts in thousands)
                                                       (Unaudited)


                                     Total Share-              Add'l    Accumulated Other
                                       holders'    Common     Paid-In     Comprehensive    Accumulated   Comprehensive
                                        Equity     Stock      Capital          Loss          Deficit     Income (Loss)
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004
   (Restated-See Note 2)...........  $   44,230    $ 163     $ 109,524      $ (10,145)      $ (55,312)

Net loss...........................     (27,817)       -             -              -         (27,817)   $    (27,817)

Foreign currency translation
  adjustment.......................       1,266        -             -          1,266               -           1,266
                                                                                                         ------------
         Comprehensive loss........                                                                      $    (26,551)
                                                                                                         ============

Value of warrants and conversion
  feature at time of conversion....      24,505        -        24,505              -               -

Unamortized value of convertible debt
  discount at time of conversion...      (5,463)       -        (5,463)

Warrants exercised.................         704        1           703              -               -

Convertible debt converted.........      13,050       22        13,028              -               -

Interest paid in stock.............          92        -            92              -               -

Issuance cost related to convert-
 ible debt conversions.............        (401)                  (401)

Exercise of stock options..........         335        3           332              -               -
                                     ----------    -----     ---------      ---------       ---------
Balance, March 31, 2005............  $   50,501    $ 189     $ 142,320      $  (8,879)      $ (83,129)
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

                                                    ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                             ------------------------------------
                                                    (Amounts in thousands)
                                                         (Unaudited)

                                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                                --------------------------
                                                                                                  2005             2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                               (RESTATED-
                                                                                                               SEE NOTE 2)
Cash flows from operating activities:
      Net loss.................................................................................$ (27,817)       $ (13,388)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Loss from discontinued operations...................................................      467            1,638
           Depreciation and amortization.......................................................    2,606            2,848
           Amortization of financing fees and debt discount....................................    4,436              475
           Loss on value of warrants and conversion feature....................................   16,426            5,574
           Foreign currency transaction losses.................................................      148              120
           Other, net..........................................................................      (44)             (37)
           Changes in assets and liabilities:
                 Increase in accounts receivable...............................................   (1,305)            (585)
                 (Increase) decrease in inventories............................................   (4,013)             167
                 Decrease (increase) in other assets...........................................    1,029             (768)
                 Increase in trade accounts payable............................................      677            1,618
                 Decrease in accrued expenses and other liabilities............................      (90)          (1,804)
                 Increase (decrease) in other long-term liabilities............................     (336)             352
                                                                                               ---------        ---------
                      Total adjustments........................................................   20,001            9,598
                                                                                               ---------        ---------
      Net cash used in continuing operations...................................................   (7,816)          (3,790)
      Net cash used in discontinued operations.................................................     (588)            (888)
                                                                                               ---------        ---------
      Net cash used in operating activities....................................................   (8,404)          (4,678)
                                                                                               ---------        ---------

Cash flows from investing activities:
           Payments for purchase of property and equipment.....................................   (5,777)          (3,055)
           Proceeds from sale of property and equipment........................................      145              247
                                                                                               ---------        ---------
      Net cash used in investing activities....................................................   (5,632)          (2,808)
                                                                                               ---------        ---------

Cash flows from financing activities:
           Proceeds from exercise of stock options and warrants................................      937              124
           Proceeds from issuance of convertible debt..........................................   40,000           12,000
           Proceeds from issuance of notes payable.............................................        -            7,198
           Proceeds from issuance of note payable to related party.............................        -            1,150
           Payment of financing fees...........................................................   (2,188)            (966)
           Repayment of notes payable and long-term debt.......................................  (23,637)         (10,835)
                                                                                               ---------        ---------
Net cash provided by financing activities......................................................   15,112            8,671
Effect of exchange rate changes on cash........................................................        1               29
                                                                                               ---------        ---------
Net increase in cash...........................................................................    1,077            1,214
Cash and cash equivalents at beginning of period...............................................      267              838
                                                                                               ---------        ---------
Cash and cash equivalents at end of period.....................................................$   1,344        $   2,052
                                                                                               =========        =========

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest..................................................................................$   1,411        $   1,420
     Income taxes..............................................................................$       -        $       -




                    The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ------------------------------------------------------


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2004 Annual Report to Shareholders, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004. However, certain amounts in the prior period financial statements relating to accounting for the conversion feature and related warrants to purchase the Company's common stock associated with convertible debt issued by the Company in January, March and October 2004 have been restated, as discussed in Note 2 - Restatement. The Company intends to file an amended Form 10-K for the year ended September 30, 2004 and amended Form 10-Q reports for the periods ended June 30, 2004 and December 31, 2004. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform prior year's data to the current presentation. In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufactured textile acrylic and nylon fibers and yarns. These divisions had been included in the Specialty Products segment (see Note 7). The prior period financial statements have been conformed to current year discontinued operations presentation.

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

                                                                             THREE MONTHS               SIX MONTHS
                                                                            ENDED MARCH 31,            ENDED MARCH 31,
                                                                            ---------------            ---------------
                                                                           2005         2004          2005         2004
                                                                         ---------    ---------    ---------    ---------
                                                                         (RESTATED-   (RESTATED-   (RESTATED-   (RESTATED-
                                                                        SEE NOTE 2)   SEE NOTE 2)  SEE NOTE 2)  SEE NOTE 2)
         Reported net income (loss)......................................$   2,146    $  (9,697)   $ (27,817)   $ (13,388)
         Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of tax effects............................................      (70)         (92)        (140)        (105)
                                                                         ---------    ---------    ---------    ---------
         Pro forma net income (loss).....................................$   2,076    $  (9,789)   $ (27,957)   $ (13,493)
                                                                         =========    ==========   =========    =========
         Reported basic income (loss) per share..........................$    0.12    $   (0.59)   $   (1.63)   $   (0.82)
                                                                         =========    =========    =========    =========
         Pro forma basic income (loss) per share.........................$    0.12    $   (0.60)   $   (1.63)   $   (0.83)
                                                                         =========    =========    =========    =========
         Reported diluted income (loss) per share........................$   (0.23)   $   (0.59)   $   (1.68)   $   (0.82)
                                                                         =========    =========    =========    =========
         Pro forma diluted income (loss) per share.......................$   (0.23)   $   (0.60)   $   (1.68)   $   (0.83)
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

The impact of the adjustments related to the classification and accounting for the conversion feature and the related warrants are summarized below:

For the quarter ended March 31, 2004, the loss on the fair value of the warrants and conversion feature and increased amortization expense, increased the net loss by $5.7 million. This result increased the Company's basic and diluted loss per share from $0.23 to $0.59 for the quarter ended March 31, 2004 and from $0.46 to $0.82 for the six months ended March 31, 2004. The Company's previously reported long-term and total liabilities increased by $12.0 million with a corresponding decrease in the Company's equity.

For the quarter ended June 30, 2004, there was a gain on the fair value of the warrants and conversion feature, partially offset by the increase in amortization expense that decreased the previously reported net loss by $4.3 million. This result decreased our basic loss per share from a loss of $0.22 to income of $0.04 and diluted loss per share from a loss of $0.22 to a loss of $0.11 for the quarter ended June 30, 2004. The Company's previously reported long-term and total liabilities increased by $7.7 million with a corresponding decrease in the Company's equity.

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

As a result of the restatement, the Company has to file an amended Form 10-K/A for the year ended September 30, 2004 and an amended Form 10-Q/A for the periods ended June 30, 2004 and December 31, 2004, in December 2005. The Company previously filed restated information for these periods in the Form 10-Q for the quarter ended March 31, 2005, however, the calculation of fully diluted earnings per share for the three-month and nine-month periods ended June 30, 2004 and three-month and nine-month periods ended March 31, 2005, were reported incorrectly as it did not capture the effects of all the convertible and potentially dilutive securities in the appropriate sequence as prescribed in SFAS No. 128, Earnings per Share. The following tables summarize in a condensed format, the consolidated financial statements as previously reported and as restated for the fiscal year ended September 30, 2004 and the quarters ended March 31, June 30, September 30, and December 31, 2004. The previously reported amounts for the periods ended March 31, 2004 and September 30, 2004 have been adjusted for discontinued operations presentation discussed in Note 4.

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
                                                                                ========     ========       =========    =========








                                                                                  MARCH 31, 2004
                                                                                  --------------
                                                                                  AS
                                                                              PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                     REPORTED     RESTATED
--------------------------                                                     --------     --------
Total current assets..........................................................$   41,808    $  41,808
Property and equipment, net...................................................    79,652       79,528
Other assets..................................................................     3,346        3,326
                                                                              ----------    ---------
Total assets..................................................................$  124,806    $ 124,662
                                                                              ==========    =========
Total current liabilities.....................................................$   35,991    $  35,991
Other long-term liabilities...................................................       822          822
Value of warrants and conversion feature associated with
  convertible debentures......................................................         -       14,375
Long-term debt, less current maturities ......................................    22,657       20,269
                                                                              ----------     --------
Total liabilities.............................................................    59,470       71,457
Common stock..................................................................       163          163
Additional paid in capital....................................................   115,693      109,414
Accumulated deficit...........................................................   (40,041)     (45,893)
Accumulated other comprehensive loss..........................................   (10,479)     (10,479)
                                                                              ----------    ---------
Total shareholders' equity....................................................    65,336       53,205
                                                                              ----------    ---------
Total liabilities and shareholders' equity....................................$  124,806    $ 124,662
                                                                              ==========    =========

                                                                                                               NINE MONTHS ENDED
                                                                                    JUNE 30, 2004                JUNE 30, 2004
                                                                                    -------------                -------------
                                                                                   AS                           AS
                                                                               PREVIOUSLY       AS          PREVIOUSLY       AS
CONSOLIDATED STATEMENT OF OPERATIONS                                            REPORTED     RESTATED        REPORTED     RESTATED
------------------------------------                                            --------     --------        --------     --------
Operating loss from continuing operations.......................................$   (646)    $   (646)      $  (4,615)   $  (4,615)
Interest expense, excluding amortization of financing fees and debt discount....    (882)        (882)         (2,266)      (2,266)
Amortization of financing fees and debt discount................................    (710)      (1,046)         (1,051)      (1,522)
Gain or (loss) on value of warrants and conversion feature......................       -        4,627               -         (947)
Other net and interest income...................................................     121          121             105          (38)
                                                                                --------     --------       ---------    ---------
(Loss) income from continuing operations before income taxes....................  (2,117)       2,174          (7,827)      (9,388)
Income taxes....................................................................     135          135             324          324
                                                                                --------     --------       ---------    ---------
Income (loss) from continuing operations........................................  (2,252)       2,039          (8,151)      (9,712)
Net loss from discontinued operations...........................................  (1,286)      (1,286)         (2,923)      (2,923)
                                                                                --------     --------       ---------    ---------
Net income (loss)...............................................................$ (3,538)    $    753       $ (11,074)   $ (12,635)
                                                                                ========     ========       =========    =========
Basic and diluted income (loss) per share:
     Continuing operations - basic..............................................$  (0.14)    $   0.12       $   (0.50)   $   (0.59)
     Discontinued operations - basic............................................   (0.08)       (0.08)          (0.18)       (0.18)
                                                                                --------     --------       ---------    ---------
         Total - basic..........................................................$  (0.22)    $   0.04       $   (0.68)   $   (0.77)
                                                                                ========     ========       =========    =========

     Continuing operations - diluted............................................$  (0.14)    $  (0.05)      $   (0.50)   $   (0.61)
     Discontinued operations - diluted..........................................   (0.08)       (0.07)          (0.18)       (0.17)
                                                                                --------     --------       ---------    ---------
         Total - diluted........................................................$  (0.22)    $  (0.12)      $   (0.68)   $   (0.78)
                                                                                ========     ========       =========    =========

The following table summarizes in a condensed format the diluted earnings per share information reported for the quarter and nine months ended June 30, 2004, in the March 31, 2005 Form 10-Q and as restated in this filing.

                                                                                                              NINE MONTHS ENDED
                                                                                    JUNE 30, 2004               JUNE 30, 2004
                                                                                    -------------               -------------
                                                                                   AS                           AS
                                                                               PREVIOUSLY       AS          PREVIOUSLY       AS
                                                                                REPORTED     RESTATED        REPORTED     RESTATED
                                                                                --------     --------        --------     --------
     Continuing operations - diluted............................................$  (0.03)    $  (0.05)      $   (0.59)   $   (0.61)
     Discontinued operations - diluted..........................................   (0.08)       (0.07)          (0.18)       (0.17)
                                                                                --------     --------       ---------    ---------
         Total - diluted........................................................$  (0.11)    $  (0.12)      $   (0.77)   $   (0.78)
                                                                                ========     ========       =========    =========





                                                                                   JUNE 30, 2004
                                                                                   -------------
                                                                                  AS
                                                                              PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                     REPORTED     RESTATED
--------------------------                                                     --------     --------
Total current assets..........................................................$   39,319    $  39,319
Property and equipment........................................................    78,750       78,626
Other assets..................................................................     3,029        3,009
                                                                              ----------    ---------
Total assets..................................................................$  121,098    $ 120,954
                                                                              ==========    =========
Total current liabilities.....................................................$   34,636    $  34,636
Other long-term liabilities...................................................     1,517        1,517
Value of warrants and conversion feature associated with convertible
 debentures...................................................................         -        9,748
Long-term debt, less current maturities ......................................    23,825       21,773
                                                                              ----------     --------
Total liabilities.............................................................    59,978       67,674
Common stock..................................................................       163          163
Additional paid in capital....................................................   115,747      109,468
Accumulated deficit...........................................................   (43,579)     (45,140)
Accumulated other comprehensive loss..........................................   (11,211)     (11,211)
                                                                              ----------    ---------
Total shareholders' equity....................................................    61,120       53,280
                                                                              ----------    ---------
Total liabilities and shareholders' equity....................................$  121,098    $ 120,954
                                                                              ==========    =========
                                                                                                                  YEAR ENDED
                                                                                 SEPTEMBER 30, 2004           SEPTEMBER 30, 2004
                                                                                 ------------------           ------------------
                                                                                   AS                           AS
                                                                               PREVIOUSLY       AS          PREVIOUSLY       AS
CONSOLIDATED STATEMENT OF OPERATIONS                                            REPORTED     RESTATED        REPORTED     RESTATED
------------------------------------                                            --------     --------        --------     --------
Operating loss from continuing operations.......................................$   (870)    $   (870)      $  (5,485)   $  (5,485)
Interest expense, excluding amortization of financing fees and debt discount....  (1,163)      (1,163)         (3,429)      (3,429)
Amortization of financing fees and debt discount................................    (720)      (1,055)         (1,771)      (2,577)
Loss on value of warrants and conversion feature................................       -       (3,973)              -       (4,920)
Other net and interest income...................................................     106          (95)            210         (134)
                                                                                --------     --------       ---------    ---------
Loss from continuing operations before income taxes.............................  (2,647)      (7,156)        (10,475)     (16,545)
Income taxes....................................................................     110          110             434          434
                                                                                --------     --------       ---------    ---------
Loss from continuing operations.................................................  (2,757)      (7,266)        (10,909)     (16,979)
Loss from discontinued operations...............................................  (2,906)      (2,905)         (5,828)      (5,828)
                                                                                --------     --------       ---------    ---------
Net loss........................................................................$ (5,663)    $(10,171)      $ (16,737)   $ (22,807)
                                                                                ========     ========       =========    =========
Basic and diluted loss per share:
     Continuing operations......................................................$  (0.17)    $  (0.44)      $   (0.67)   $   (1.04)
     Discontinued operations....................................................   (0.17)       (0.18)          (0.35)       (0.36)
                                                                                --------     --------       ---------    ---------
         Total..................................................................$  (0.34)    $  (0.62)      $   (1.02)   $   (1.40)
                                                                                ========     ========       =========    =========

                                                                                 SEPTEMBER 30, 2004
                                                                                 ------------------
                                                                                   AS
                                                                               PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                      REPORTED     RESTATED
--------------------------                                                      --------     --------
Cash............................................................................$    267     $    267
Accounts receivable.............................................................  11,811       11,611
Inventories.....................................................................  25,902       25,902
Other current assets............................................................   1,167        1,167
                                                                                --------     --------
Total current assets............................................................  39,147       38,947
Property and equipment..........................................................  80,538       80,414
Other assets....................................................................   3,114        3,094
                                                                                --------     --------
Total assets.................................................................... 122,799     $122,455
Total current liabilities.......................................................  22,145       22,145
Other long-term liabilities.....................................................     357          357
Value of warrants and conversion feature associated with convertible debentures.       -       13,721
Long-term debt, less current maturities ........................................  43,718       42,002
                                                                                --------     --------
Total liabilities...............................................................  66,220       78,225
Common stock....................................................................     163          163
Additional paid in capital...................................................... 115,803      109,524
Accumulated deficit............................................................. (49,242)     (55,312)
Accumulated other comprehensive loss............................................ (10,145)     (10,145)
                                                                                --------     --------
Total shareholders' equity......................................................  56,579       44,230
                                                                                --------     --------
Total liabilities and shareholders' equity......................................$122,799     $122,455
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
                                                                                ========     ========

                                                                                  DECEMBER 31, 2004
                                                                                  -----------------
                                                                                   AS
                                                                               PREVIOUSLY       AS
CONSOLIDATED BALANCE SHEET                                                      REPORTED     RESTATED
--------------------------                                                      --------     --------
Cash                                                                            $    430     $    430
Accounts receivable.............................................................  11,393       11,193
Inventories.....................................................................  29,927       29,927
Other current assets............................................................   2,216        2,216
                                                                                --------     --------
Total current assets............................................................  43,966       43,766
Property and equipment..........................................................  85,334       85,210
Other assets....................................................................   3,616        3,596
                                                                                --------     --------
Total assets....................................................................$132,916     $132,572
                                                                                ========     ========
Total current liabilities.......................................................$ 23,259     $ 23,259
Other long-term liabilities.....................................................     190          190
Value of warrants and conversion feature associated with
   convertible debentures.......................................................       -       49,430
Long-term debt, less current maturities ........................................  51,097       42,599
                                                                                --------     --------
Total liabilities...............................................................  74,546      115,478
Common stock....................................................................     165          165
Additional paid in capital...................................................... 118,383      109,606
Accumulated deficit............................................................. (52,742)     (85,241)
Accumulated other comprehensive loss............................................  (7,436)      (7,436)
                                                                                --------     --------
Total shareholders' equity......................................................  58,370       17,094
                                                                                --------     --------
Total liabilities and shareholders' equity......................................$132,916     $132,572
                                                                                ========     ========

The following table summarizes in a condensed format the diluted earnings per share information reported for the quarter and six months ended March 31, 2005, in the March 31, 2005 Form 10-Q and as restated in this filing.

                                                                                                               SIX MONTHS ENDED
                                                                                    MARCH 31, 2005              MARCH 31, 2005
                                                                                    --------------              --------------
                                                                                   AS                           AS
                                                                               PREVIOUSLY       AS          PREVIOUSLY       AS
                                                                                REPORTED     RESTATED        REPORTED     RESTATED
                                                                                --------     --------        --------     --------
     Continuing operations - diluted............................................$  (0.02)    $  (0.22)      $   (1.60)   $   (1.65)
     Discontinued operations - diluted..........................................   (0.01)       (0.01)          (0.03)       (0.03)
                                                                                --------     --------       ---------    ---------
         Total - diluted........................................................$  (0.03)    $  (0.23)      $   (1.63)   $   (1.68)
                                                                                ========     ========       =========    =========

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

Earnings Per Share (Restated-See Note 2)
----------------------------------------

The following is the diluted impact of the convertible debt and warrants on earnings (loss) per share:

                                                                                                     THREE MONTHS ENDED
                                                                                                       MARCH 31, 2005
                                                                                                       --------------
         Numerators:
         Income (loss) from continuing operations.........................................................$   2,240
         Impact of convertible debt and warrants:
                  Add: interest expense...................................................................      548
                  Add: amortization of financing fees and debt discount...................................    1,824
                  Less: gain on value of conversion feature and warrants..................................   (9,272)
                                                                                                          ---------
         Loss from continuing operations..................................................................   (4,660)
         Loss from discontinued operations................................................................      (94)
                                                                                                          ---------
         Net loss ........................................................................................$  (4,754)
                                                                                                          =========

         Denominators:
         Average shares outstanding - basic...............................................................   17,783
         Impact of convertible debt and warrants..........................................................    3,019
                                                                                                          ---------
         Average shares outstanding - diluted.............................................................   20,802
                                                                                                          =========





                                                                                                    THREE MONTHS ENDED
                                                                                                       MARCH 31, 2005
                                                                                                       --------------
         Earnings (loss) per share - basic:
                  Continuing operations...................................................................$   0.13
                  Discontinued operations.................................................................   (0.01)
                                                                                                          --------
         Basic earnings (loss) per share..................................................................$   0.12
                                                                                                          ========

         Loss per share - diluted:
                  Continuing operations...................................................................$  (0.22)
                  Discontinued operations.................................................................   (0.01)
                                                                                                          --------
         Diluted loss per share...........................................................................$  (0.23)
                                                                                                          ========

                                                                                                      SIX MONTHS ENDED
                                                                                                       MARCH 31, 2005
                                                                                                       --------------
         Numerators:
         Loss from continuing operations..................................................................$ (27,350)
         Impact of convertible debt:
                  Add: interest expense...................................................................      198
                  Add: amortization of financing fees and debt discount...................................      669
                  Less: gain on value of conversion feature...............................................   (3,358)
                                                                                                          ---------
         Loss from continuing operations..................................................................  (29,841)
         Loss from discontinued operations................................................................     (467)
                                                                                                          ---------
         Net loss ........................................................................................$ (30,308)
                                                                                                          =========

         Denominators:
         Average shares outstanding - basic...............................................................   17,107
         Impact of convertible debt.......................................................................    1,000
                                                                                                          ---------
         Average shares outstanding - diluted.............................................................   18,107
                                                                                                          =========

         Loss per share - basic:
                  Continuing operations...................................................................$   (1.60)
                  Discontinued operations.................................................................    (0.03)
                                                                                                          ---------
         Basic loss per share.............................................................................$   (1.63)
                                                                                                          =========

         Loss per share - diluted:
                  Continuing operations...................................................................$   (1.65)
                  Discontinued operations.................................................................    (0.03)
                                                                                                          ---------
         Diluted loss per share...........................................................................$   (1.68)
                                                                                                          =========

In accordance with SFAS No. 128, Earnings per Share, the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain (loss), interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants. The Company does have outstanding stock options, warrants and convertible debt outstanding at March 31, 2005 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive after including the convertible debt. Had these securities been dilutive, an additional 2.6 million shares for the quarter ended March 31, 2005 and 4.6 million shares for the six months ended March 31, 2005, would have been included in the Company's diluted earnings per share calculation. Diluted earnings per share is not presented for the three and six months ended March 31, 2004 because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.8 million shares for the quarter ended March 31, 2004 and 4.6 million shares for the six months ended March 31, 2004 would have been included in the Company's diluted earnings per share calculation.

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

Long-term debt consists of the following (amounts in thousands):                             MARCH 31,   SEPTEMBER 30,
                                                                                               2005          2004
                                                                                             --------     ---------
                                                                                                          (RESTATED-
                                                                                                          SEE NOTE 2)
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15,392 to maturity in January 2006.......................$  1,571     $   1,419

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas to be repaid from real estate and personal property tax abatements, maturing
          in February 2008...................................................................   1,796         1,781

     Convertible debentures due February 2008 bearing interest at 7.0%.......................   7,800         8,100

     Revolving credit agreement, maturing in January 2006, bearing interest at prime
         plus 2.0% (prime rate at March 31, 2005 was 5.5%)...................................       -         5,000

     Term loan, $0.5 million payable in 2005, balance payable in January 2006,
          bearing interest at prime plus 2.0% (prime rate at March 31, 2005 was 5.5%)........     500           700

     Convertible debentures due June 2006 bearing interest at 6%.............................       -         7,000

     Convertible debentures due September 2006 bearing interest at 6%........................       -         5,750

     Convertible debentures due April 2008 bearing interest at 7.0%..........................  20,000             -

     Convertible debentures due August 2008 bearing interest at LIBOR plus 4%,
         as of March 31, 2005................................................................  20,000             -

     Mortgage payable with interest of 13.5% interest only payments
         maturity in January 2007............................................................       -         6,000

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................   2,913        13,568
                                                                                             --------     ---------
         Total debt..........................................................................  54,580        49,318
         Less: debt discount associated with conversion feature and warrants................. (23,428)       (6,746)
         Less: amounts payable within one year...............................................  (2,144)         (570)
                                                                                             --------     ---------
     Total long-term debt....................................................................$ 29,008     $  42,002
                                                                                             ========     =========

Value of derivative liabilities at:
-----------------------------------

                                                                   MARCH 31,2005                       SEPTEMBER 30, 2004
                                                                   -------------                       ------------------
                                                                                                     (RESTATED-SEE NOTE 2)

                                                                   CONVERSION                               CONVERSION
                                                        WARRANTS    FEATURES      TOTAL         WARRANTS     FEATURES       TOTAL
                                                        --------    --------      -----         --------     --------       -----
January 2004 issuance  .................................$  2,878   $       -    $  2,878        $   1,844   $    6,351   $    8,195
March 2004 issuance  ...................................   1,925           -       1,925            1,198        4,328        5,526
October 2004 issuance...................................   4,400      11,605      16,005                -            -            -
February 2005 issuance..................................   3,126       7,149      10,275                -            -            -
                                                        --------   ---------    --------        ---------   ----------   ----------
         Totals.........................................$ 12,329   $  18,754    $ 31,083        $   3,042   $   10,679   $   13,721
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

7.   INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                          MARCH 31,     SEPTEMBER 30,
                                                                                            2005            2004
                                                                                        -----------     -------------
         Raw materials.................................................................  $  10,120        $   5,462
         Work-in-process...............................................................      1,058            1,177
         Finished goods................................................................     16,866           18,317
         Other.........................................................................      1,491              946
                                                                                         ---------        ---------
                                                                                         $  29,535        $  25,902
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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------
2004 (RESTATED-SEE NOTE 2)
--------------------------

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

The foregoing resulted in income from continuing operations of $2.2 million for the second quarter of fiscal 2005 compared to a loss from continuing operations of $8.5 million for the second quarter of fiscal 2004. Similarly, the Company reported a income from continuing operations per share of $0.13 and a loss from continuing operations per share of $(0.52) on a basic basis and a loss of $(0.22) and $(0.52) on a diluted basis for the second quarter of fiscal 2005 and 2004, respectively. The weighted average common shares outstanding basic were 17.8 million for the second quarter of fiscal 2005 and 16.3 million for the corresponding period of fiscal 2004 and 20.8 million and 16.3 million diluted for the second quarter of fiscal 2005 and 2004.

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

The foregoing resulted in a loss from continuing operations of $27.4 million for the first six months of fiscal 2005 compared to a loss of $11.8 million for the first six months of fiscal 2004. Similarly, the Company reported a loss per share of $(1.60) and $(0.72) on a basic and $(1.65) and $(0.72) on a diluted basis for the six-month periods of fiscal 2005 and 2004, respectively. The weighted average common shares outstanding were 17.1 million basic and 18.1 million diluted for the first six months of fiscal 2005 and 16.3 million basic and diluted for the corresponding period of fiscal 2004.

The loss from discontinued operations of $0.5 million for the first six months of fiscal 2005 compared to a loss of $1.6 million in fiscal 2004. The significant decrease in sales was offset by a significant decrease in cost during 2005 as the Company sold off its prior existing inventory balance during fiscal 2005. The Company reported a loss per share on discontinued operations of $(0.03) and $(0.10) on a basic and diluted basis for the first six months of fiscal 2005 and 2004, respectively.

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

                                                    THREE MONTHS ENDED MARCH 31, 2005         SIX MONTHS ENDED MARCH 31, 2005
                                                    ---------------------------------         -------------------------------
                                                               CONVERSION                                CONVERSION
                                                    WARRANTS    FEATURES      TOTAL          WARRANTS     FEATURES       TOTAL
                                                    --------    --------      -----          --------     --------       -----

January 2004 issuance - mark to market ............ $    783   $  (1,003)   $   (220)       $  (1,032)  $   (8,164)    $ (9,196)
March 2004 issuance - mark to market ..............      522        (778)       (256)            (727)      (5,684)      (6,411)
October 2004 issuance - mark to market ............    1,005       3,604       4,609           (1,392)      (4,422)      (5,814)
February 2005 issuance - mark to market ...........    1,637       3,358       4,995            1,637        3,358        4,995
                                                    --------   ---------    --------        ---------   ----------     --------
         Totals.................................... $  3,947   $   5,181    $  9,128        $  (1,514)  $  (14,912)    $(16,426)
                                                    ========   =========    ========        =========   ==========     ========


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

Earnings Per Share (Restated-See Note 2)
----------------------------------------

The following is the diluted impact of the convertible debt and warrants on earnings (loss) per share:

                                                                                         THREE MONTHS ENDED
                                                                                           MARCH 31, 2005
                                                                                           --------------
         Numerators:
         Income (loss) from continuing operations..........................................  $   2,240
         Impact of convertible debt and warrants:
                  Add: interest expense....................................................        548
                  Add: amortization of financing fees and debt discount....................      1,824
                  Less: gain on value of conversion feature and warrants...................     (9,272)
                                                                                             ---------
         Loss from continuing operations...................................................     (4,660)
         Loss from discontinued operations.................................................        (94)
                                                                                             ---------
         Net loss .........................................................................  $  (4,754)
                                                                                             =========

         Denominators:
         Average shares outstanding - basic................................................     17,783
         Impact of convertible debt and warrants...........................................      3,019
                                                                                             ---------
         Average shares outstanding - diluted..............................................     20,802
                                                                                             =========

                                                                                         THREE MONTHS ENDED
                                                                                           MARCH 31, 2005
                                                                                           --------------
         Earnings (loss) per share - basic:
                  Continuing operations....................................................  $   0.13
                  Discontinued operations..................................................     (0.01)
                                                                                             --------
         Basic earnings (loss) per share...................................................  $   0.12
                                                                                             ========

         Loss per share - diluted:
                  Continuing operations....................................................  $  (0.22)
                  Discontinued operations..................................................     (0.01)
                                                                                             --------
         Diluted loss per share............................................................  $  (0.23)
                                                                                             ========

                                                                                          SIX MONTHS ENDED
                                                                                           MARCH 31, 2005
                                                                                           --------------
         Numerators:
         Loss from continuing operations...................................................  $ (27,350)
         Impact of convertible debt:
                  Add: interest expense....................................................        198
                  Add: amortization of financing fees and debt discount....................        669
                  Less: gain on value of conversion feature................................     (3,358)
                                                                                             ---------
         Loss from continuing operations...................................................    (29,841)
         Loss from discontinued operations.................................................       (467)
                                                                                             ---------
         Net loss .........................................................................  $ (30,308)
                                                                                             =========

         Denominators:
         Average shares outstanding - basic................................................     17,107
         Impact of convertible debt........................................................      1,000
                                                                                             ---------
         Average shares outstanding - diluted..............................................     18,107
                                                                                             =========

         Loss per share - basic:
                  Continuing operations....................................................  $   (1.60)
                  Discontinued operations..................................................      (0.03)
                                                                                             ---------
         Basic loss per share..............................................................  $   (1.63)
                                                                                             =========

         Loss per share - diluted:
                  Continuing operations....................................................  $   (1.65)
                  Discontinued operations..................................................      (0.03)
                                                                                             ---------
         Diluted loss per share............................................................  $   (1.68)
                                                                                             =========

In accordance with SFAS No. 128, Earnings per Share, the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain (loss), interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants. The Company does have outstanding stock options, warrants and convertible debt outstanding at March 31, 2005 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive after including the convertible debt. Had these securities been dilutive, an additional 2.6 million shares for the quarter ended March 31, 2005 and 4.6 million shares for the six months ended March 31, 2005, would have been included in the Company's diluted earnings per share calculation. Diluted earnings per share is not presented for the three and six months ended March 31, 2004 because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.8 million shares for the quarter ended March 31, 2004 and 4.6 million shares for the six months ended March 31, 2004 would have been included in the Company's diluted earnings per share calculation.

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

Inventories consist of the following (amounts in thousands):

                                                                                           MARCH 31,    SEPTEMBER 30,
                                                                                             2005           2004
                                                                                           ---------    -------------
         Raw materials................................................................... $  10,120       $   5,462
         Work-in-process.................................................................     1,058           1,177
         Finished goods..................................................................    16,866          18,317
         Other...........................................................................     1,491             946
                                                                                          ---------       ---------
                                                                                          $  29,535       $  25,902
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

                                                                                  LESS THAN                    3-5       MORE THAN
                                                                       TOTAL       1 YEAR     1-3 YEARS      YEARS       5 YEARS
                                                                     --------     --------     ---------    ---------    ---------
         Convertible debentures..................................... $ 47,800     $      -     $  27,800    $  20,000
         Long-term debt, including current maturities...............    6,780        2,144         4,636            -    $       -
                                                                     --------     --------     ---------    ---------    ---------
              Total debt............................................   54,580        2,144        32,436       20,000            -
         Operating leases...........................................      381           58           174          115           34
                                                                     --------     --------     ---------    ---------    ---------
              Total debt and operating leases.......................   54,961        2,202        32,610       20,115           34
              Contractual interest payments(2)......................   14,257        3,943         9,814          500            -
         Purchase obligations(1)....................................    1,403        1,403             -            -            -
                                                                     --------     --------     ---------    ---------    ---------
              Total contractual obligations......................... $ 70,621     $  7,548     $  42,424    $  20,615    $      34
                                                                     ========     ========     =========    =========    =========

--------------------------------
(1)   Represents purchase order requirements as of March 31, 2005
(2)   Variable rate interest payments are calculated using the rate as of March 31, 2005 of 7.5%

The future contractual obligations and debt could be reduced by $61 million in exchange for 5.1 million shares of common stock if all the convertible debt was converted.

                                                    Conversion                 Less than                    4-5        More than
                                                       price        Total        1 year     1-3 years      years        5 years
                                                    -----------   ---------    ---------    ---------     --------     ---------

Total contractual obligation.......................               $  70,621    $   7,548    $  42,424     $ 20,615      $    34

February 2003 issuance............................. $   3.25         (7,800)           -       (7,800)           -            -
October 2004 issuance..............................    12.00        (20,000)           -      (20,000)           -            -
February 2005 issuance.............................    20.00        (20,000)           -            -      (20,000)           -
Interest payments..................................                 (13,206)      (3,546)      (9,160)        (500)           -
                                                                  ---------    ---------    ---------     --------      -------
     Total contractual obligations assuming
        conversion.................................               $   9,615    $   4,002    $   5,464     $    115      $    34
                                                                  =========    =========    =========     ========      =======

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

                                                  Zoltek Companies, Inc.
                                                     (Registrant)

Date: December 16, 2005                      By:    /s/ KEVIN SCHOTT
      -----------------                         --------------------------
                                                      Kevin Schott
                                                  Chief Financial Officer