Form 10-K
period 2005-09-30
ZOLTEK COMPANIES INC
filed 2006-01-03
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005    Commission File Number 0-20600

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

     Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes   .  No X .
                                                          ---     ---

     Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act. Yes   .  No X .
                                                               ---     ---

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

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Exchange Act Rule 12b-25 of the Act). Yes X . No   .
                                                              ---    ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes   .  No X .
                                               ---     ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005:
approximately $155,530,327.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 14, 2005: 19,943,684 shares of Common Stock, par value $.01 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
     The following document is incorporated by reference into the indicated Part of this Report:

            Document                                  Part of Form 10-K
            --------                                  -----------------

Proxy Statement for the 2006
  Annual Meeting of Shareholders                             III

PART I

Item 1.  Business
-------  --------

         This Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward Looking Statements."

OVERVIEW

         Zoltek Companies, Inc. (the "Company" or "Zoltek") is an applied technology and advanced materials company. The Company's primary focus and mission are to lead the commercialization of carbon fibers as a price-competitive high performance reinforcement for composites used as the primary building material in everyday commercial products.

         Zoltek believes that its business strategy has positioned it as the leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally high-strength, high-stiffness, low-weight and corrosion and fatigue resistance. Zoltek's strategy and business model for commercialization of carbon fibers consist of offering low, but sustainable pricing, achieving low production costs, maintaining rapidly scalable capacity and offering various value-added product and process enhancements. The Company sells its carbon fibers under the PANEX(R) trade name.

         Although Zoltek has pursued its commercialization strategy for several years, during fiscal 2004, the benefits of the strategy began to materialize. From time to time in the past the incumbent aerospace carbon fiber manufacturers sold their products into the commercial markets at prices below their total costs, which undercut Zoltek's ability to execute its commercialization strategy. During fiscal 2004 it became clear that the world capacity for carbon fibers could support the growing demand, resulting in a divergence of the aerospace and commercial markets. It is the Company's belief that this divergence will persist over a long period and validates Zoltek's commercialization strategy. The Company has received significant supply contracts and orders from customers to utilize its carbon fibers in wind energy, sporting goods and other applications.

         In view of the substantial increases in demand for carbon fibers, supported by several long-term supply relationships, the Company has pursued a three-phase capacity expansion program, the first phase of which was the re-start of production of the five installed continuous carbonization lines at its Abilene, Texas plant and expansion of precursor production at its Hungarian plant which was completed in fiscal 2005 at a cost of approximately $5.0 million. The second phase was the addition of two continuous carbonization lines in Hungary during the first quarter of 2006 at a cost of approximately $10.0 million, most of which was incurred in fiscal 2005. Third, the Company plans to double the precursor and carbon fiber capacity in place by December 31, 2006, which the Company estimates will cost $45.0 million. The Company expects that a $50.0 million convertible debt financing package entered into in September 2005, of which $20.0 million has been funded to date, will provide a substantial portion of the capital resources for the planned capacity increase in fiscal 2006.

         Fiscal 2005 was very significant in Zoltek's history. The Company's strategy was proven to be valid as the demand for commercial carbon fibers increased tremendously. Unfortunately the Company was unable to activate production capacity at its Abilene plant as fast as its customers expected. The difficulties were due in large part the inability to recruit and train qualified workers and managers at the plant that had been dormant for several years. Zoltek's goal in fiscal 2006 will be to activate all existing capacity and complete the second and third phases of expansion described above. As a result, the Company is undergoing a transformation from primarily a development business to an operational business.

         The delay in the anticipated growth in commercialization of carbon fibers has had a material adverse effect on the Company's financial performance over the past several years due to its substantial investments in manufacturing assets and market and application development expenses incurred to position the Company to capitalize on the upturn in demand which the Company had forecasted for several years. Consequently, the Company temporarily idled its Abilene, Texas production facility and has reported net losses for the past several fiscal years. During and after fiscal 2005, the Company completed various financing transactions to rationalize its balance sheet and access capital to support its expansion program.

         The most significant historical application for the Company has been for aircraft brakes that incorporate the Company's technical fibers as base materials for the carbon/carbon composite brake systems used in most newly designed aircraft (both for new and replacement brakes). However, recently wind energy, sporting goods and other commercial composite reinforcement applications have emerged with far greater near-term potential to become the Company's next leading applications, as demand has outstripped available supply in the market.

         In addition to carbon fibers, the Company believes its intermediate product, stabilized and oxidized acrylic fiber, has a significant market potential in the field of flame and heat resistant applications. These products, sold under the PYRON(R) trade name, represent significant market potential for the Company. The Company believes it is well positioned to supply material to the flame/heat barrier market and that its products offer an excellent cost/performance value to manufacturers as they design new products to comply with voluntary and legislated new open flame fire safety standards.

         During the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue and exit its carboxymethyl cellulose ("CMC") division. This division is not part of the long-term strategy of the Company and is not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers.

         The Company is a Missouri corporation founded in 1975. Zoltek entered the carbon fibers business in fiscal 1989 and divested its original industrial equipment business in fiscal 1995. After entering the carbon fibers business, the Company significantly grew the aircraft brake business and developed the commercialization strategy it is now pursuing. In 1992, the Company completed its initial public offering. The Company acquired its Hungarian subsidiary in 1995 to secure access to the technology underlying the production of acrylic "precursor," the principal raw material used in making carbon fibers and oxidized tow. Since that time, the Company has added carbon fiber and technical fiber manufacturing capacity in Hungary and converted all of its legacy textile acrylic production to the manufacture of precursor. During fiscal 2004, the Company undertook a plan to exit the historical textile and other non-core businesses in Hungary.

COMPANY OPERATIONS

         The Company manufactures, markets and develops carbon fibers for various applications. The Company has three carbon fiber and technical fiber manufacturing plants. The Abilene, Texas facility is the Company's major carbon fiber manufacturing facility with five installed continuous carbonization lines and auxiliary processing capabilities. The plant in Hungary has four continuous carbonization lines and produces intermediate oxidized fibers, carbon fiber textile products and acrylic precursor. Zoltek's St. Charles, Missouri facility is primarily dedicated to production of technical fibers for aircraft brake and other friction applications.

         Acrylic fiber precursor comprises more than 50% of the total cost of producing carbon fibers. During 1999, the Company converted the textile Mavilon (acrylic) production line at its Hungarian facility to the production of precursor. During 2000, the Company began to manufacture production quantities of precursor and currently all of the Company's carbon fibers are produced from this precursor. The Company converted all of its acrylic fiber capacity to precursor manufacturing and anticipates that this technology will be transferable to other potential suppliers to assure sufficient cost-competitive supply of raw material to support the Company's long-term carbon fiber growth strategy.

         As of December 15, 2005, the Company operates four carbon fiber production lines in Hungary and expects that, despite start-up and post start-up difficulties experienced in fiscal 2005, the five lines at its Abilene plant will be running at full operational capacity by the second quarter of fiscal 2006. Each carbon fiber production line has a rated annual production capacity of approximately one million pounds, however, the operational capacity is less due to production scheduling and maintenance factors. Management expects that as the Company's production scale increases, operational capacity will trend toward rated capacity. The Company sells carbon fibers under the PANEX(R) trade name and its flame and heat resistant fibers under the PYRON(R) trade name.

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

         The Company's longer-term focus is creating integrated solutions for large potential end users by working directly with users in the primary market sectors targeted by the Company. The Company also provides composite design and engineering for development of applications for carbon fiber reinforced composites. The Company reported research and development expenses of $3.3 million, $3.1 million and $3.5 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

         Zoltek Rt. currently produces plastic netting and compounding material, which are businesses the Company is seeking to sell as they do not fit the long-term strategy of Company. This business unit which reported revenues of $6.0 million in fiscal 2005, is not included in discontinued operations and is profitable, therefore there was no impairment of its assets as of September 30, 2005.

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

         Until recently, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fibers use primarily to the aerospace industry. While the basic technology to manufacture commercial and aerospace carbon fibers is the same and fiber-to-fiber properties are equivalent, demands for specific fabrication methods, level of quality documentation and certification costs make the aerospace fibers significantly more costly to produce than carbon fiber suitable for commercial applications.

         For several years prior to fiscal 2004, as addition of new capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices into specialty sporting goods and industrial applications. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. In sporting goods (the first significant commercial application), the strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable and affordable material for a wide range of products such as blades on windmills, reinforced service umbilical system for sub-sea natural gas production and golf club shafts. Until Zoltek introduced its strategy to commercialize carbon fibers, there was no significant differentiation in sources of supply to the aerospace and non-aerospace markets.

         Over the past year the Airbus A-380 airplane entered production phase and Boeing announced the introduction of the 787 airplane, both of which incorporate substantial amounts of carbon fibers. The demand for carbon fibers for these two programs has eliminated the excess capacity in aerospace fibers and triggered the divergence of the aerospace and commercial markets for carbon fibers. Zoltek believes this development has validated its commercialization strategy and it is well positioned to capitalize on the changes in market conditions with significant available capacity, favorable quality and properties of its PANEX(R)-35 fibers compared to other commercial carbon fibers and aerospace fibers, its established internal source of precursor and low manufacturing costs.

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

BUSINESS STRATEGY

         Zoltek's business strategy and its relevance to current market conditions can be summarized as follows:

         o Continue Reducing Production Costs -- Zoltek believes its proprietary process and equipment design technology enable it to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications which are not economically viable for higher cost competitors. Zoltek seeks to reduce its total production costs through various means, including enhancement of its acrylic fiber precursor manufacturing capability and upgrades to its carbon fiber production equipment and process designed to achieve increased efficiencies.

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

         o Leverage Capacity Leadership -- The Company believes that its decision to build and maintain significant available capacity has directly resulted in long-term supply arrangements with high volume customers. Zoltek's installed capacity has enabled it to attain relationships to supply users of carbon fibers who need assurances of stable sources of carbon fiber. From fiscal 1997 through early fiscal 1999 the Company pursued an aggressive capacity expansion program and believes it currently has the largest rated capacity for commercial carbon fibers production in the world. Zoltek has developed, and is continually seeking to improve, a standardized continuous carbonization line design in order to increase efficiency and shorten lead time from the decision to add lines to the time when the lines become operational. Demonstrated ability to increase capacity at a level that matches the growth of the commercial markets is essential to encourage development of large volume applications. The Company believes it is uniquely positioned to expand capacity rapidly enough to keep pace with commercial market demand.

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

TARGETED DEVELOPING APPLICATIONS

         After a review of Zoltek's strategy in 2002, the Company decided to concentrate on certain categories that are the primary application categories believed to offer the highest potential for substantial sales over coming years. These application categories are as follows:

         o Wind energy is one of the fastest growing industries globally. The desire by consumers and government support for renewable energy has been growing in the past decade. Of all the current technologies, wind generated electricity is the most competitive and technically viable renewable energy source. The wind turbine's ability to generate electricity is increased by the square of its blade length. With 55-60 meter (approximately 175-200 feet) long blades, a wind turbine can generate 3 MW of electricity at costs competitive with fossil fuels. All the major wind turbine manufacturers have introduced or announced plans to introduce such large turbines. The length of these blades requires the use of carbon fibers. The Company has put forth a significant effort to qualify and certify its PANEX(R)-35 fibers for this application.

              In fiscal 2004 and 2005, the Company announced long-term supply arrangements with the two largest manufacturers of wind turbines. The Company expects that these supply arrangements will generate $80 to $100 million of sales over the next three years.

         o Offshore oil and gas development and recovery has become a fertile arena for carbon fiber reinforced composite deployment. The newest and largest fields for future development of gas and oil recovery offshore are found in deeper waters. New technologies are continually required to harvest these new sources of oil and gas. In many cases, carbon fiber reinforced composites have become the enabling material for such exploration and development efforts.

              One example is the recent development of a carbon fiber reinforced service umbilical system for sub-sea natural gas production by Aker Kvaerner of Norway. As sub-sea developments have moved to ever deeper waters, one of the more critical issues that has needed to be addressed is the effect this harsh environment plays on the umbilical systems that link the architecture on the seafloor back to the host platform. Over the years, the water depths and environment surpassed the limits of existing umbilical technology in steel; steel becomes ineffective as a load-carrying element due to its elongation. As a result, this elongation transfers tensile loads into the umbilical conductors.

              Aker Kvaerner developed a solution by replacing steel rods with carbon fiber rods, which effectively solves the problem. Aker Kvaerner along with five independent operators aim to develop a multitude of natural gas fields in upwards of 9,000 feet of water all tied back to a central floating production facility moored in a world-record 8,400 feet of water. The carbon fiber umbilical is entirely enabling this project. Aker Kvaerner has selected Zoltek's PANEX(R)-35 as the material of choice for the commercial umbilicals now being deployed in the Gulf Coast of the United States for this project.

              Other applications Zoltek is selling fiber into or working on include carbon fiber buoyancy devices, tethering systems, production riser systems and high temperature piping systems. The amount of development activity around carbon fiber composites at the major oil companies and their suppliers has increased dramatically with the expected long-term rise in oil prices.

         o The Company believes that use of carbon fibers in automobiles will become the most significant application within 10 years. The performance properties of carbon fiber reinforced composites can reduce the weight of a car by 60% versus steel and 35% versus aluminum. This allows significant improvement in the car's performance and/or fuel consumption. Both are important attributes for the automobile industry. The Company has been working with BMW under an exclusive arrangement to efficiently and reliably produce structural parts for automobiles. The results from this development work have been favorable. Accordingly, the Company believes that the introduction of carbon fibers in series production cars will occur within the next few years. The Company anticipates that significant orders eventually will be forthcoming from BMW.

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

SIGNIFICANT CUSTOMERS

         In the fiscal years ended September 30, 2005 and 2004, the Company reported sales of $8.6 million and $7.2 million, respectively, to Goodrich, a major aircraft brake manufacturer, which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

2006 OUTLOOK

         In addition to the expansion in demand for Zoltek's PANEX(R) carbon fibers, the demand for its intermediate PYRON(R) fibers also has increased significantly. In fiscal 2005, the Company captured additional market share in the aircraft brake business and flame and heat resistant applications have also increased steadily. The Company anticipates that PYRON(R) expansion will generate significant improvement in its financial performance in 2006.

         Early in fiscal 2006, Zoltek will focus on enhancement of its production operations and continue efforts to reduce inventory. The Company has taken steps to improve its management and staffing in its Abilene facility and believe that during the second quarter the plant will begin operating at targeted production levels. In addition, the Company has been adding new production lines in Hungary, which were two of which activated in December and also are expected to reach targeted production levels during the second quarter.

         Accordingly, the Company expects that by mid-fiscal 2006 its installed capacity will be operating at targeted production levels. Additionally, the Company is increasing its prices enough to reflect its significant raw material and energy cost increases during 2005.

         In addition, the Company will remain very active in increasing its carbon fibers capacity. During the third quarter of fiscal 2006, Zoltek plans to complete the installation of half of its 2006 carbon fibers planned capacity increase, adding approximately five million pounds of rated capacity per year. The Company plans to have an additional five million pound rated capacity expansion completed by December 31, 2006. The Company expects that a $50.0 million convertible debt financing package entered into in September 2005, of which $20.0 million has been funded to date, will provide a substantial portion of the capital resources for the planned capacity increase in fiscal 2006. The Company will be looking to raise capital to finance the fiscal 2007 expansion of an additional 10 million pounds of annual production or possibly more rated capacity if demand continues to grow.

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

SOURCES OF SUPPLY

         As part of its growth strategy, the Company has developed its own precursor acrylic fibers which are used as the principal raw material for all of its carbon fibers, with the exception of the aircraft brake products. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

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

         To varying degrees, depending on market conditions and supply, the Company also competes with aerospace grade carbon fiber producers, such as Hexcel Corporation in the United States and Toray Industries, Inc., Toho Rayon and Mitsubishi Rayon Co., Ltd. in United States and Japan. These carbon fibers producers tend to market higher cost products than the Company's products, with a principal focus on aerospace structural applications. These manufacturers, while unable to sustain low pricing, tend to enter into direct competition with the Company primarily when they engage in significant discounting due to protection of their market share, excess capacity or product surpluses. Management has observed a significant shift in this situation as the aerospace fiber demand has been significantly affected with the introduction of Airbus A-380 and Boeing 787 airplanes.

         The Company believes that the principal areas of competition for its carbon fibers and technical fibers business segment are sustainable price, quality, development of new applications and ability to reliably meet the customer's volume requirements and qualifications for particular programs.

ENVIRONMENTAL

         The Company's operations generate various hazardous wastes, including gaseous, liquid and solid materials. The operations of the Company's carbon fibers and technical fibers business segments in Abilene, Texas, St. Charles, Missouri and Hungary utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. Management believes that the plants are currently operating in compliance with their permits and the conditions set forth therein. The Company does not believe that compliance by its carbon fibers and technical fibers operations with applicable environmental regulations will have a material adverse effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of interpretation of current laws or future changes in federal, state or international environmental laws or regulations on the business segment's results of operations or financial condition.

EMPLOYEES

         As of September 30, 2005, the Company employed approximately 250 persons in its U.S. operations and approximately 550 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Rt. there are two active unions: Union Viscosa with approximately 340 members and Viscosa 1990 with approximately 225 members (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a regular basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that overall its employee relations are good.

AVAILABLE INFORMATION

         The Company regularly files periodic reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K and amendments to those reports. These filings are available free of charge on the Company's website at www.zoltek.com, as soon as reasonably practicable after their electronic filing with the SEC.

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

         You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (1) the Company's ability to profitably operate its formerly idle manufacturing facilities on a timely and cost-effective basis, to meet current order levels for carbon fibers; (2) the Company's ability to successfully add new capacity for the production of carbon fiber and precursor raw material; (3) the Company's ability to execute plans to exit its specialty products business and reduce costs; (4) the Company's ability to achieve profitable operations; (5) the Company's ability to raise new capital and increase its borrowing at acceptable costs; (6) the Company's ability to manage changes in customers' forecasted requirements for the Company's products; (7) the Company's ability to continue investing in application and market development; (8) the Company's ability to manufacture low-cost carbon fibers and profitably market them; and (9) the Company's ability to penetrate existing, identified and emerging markets. For additional information see
Item 1A. of this report.

         Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K and the Company's Annual Report to Shareholders or to reflect the occurrence of unanticipated events.

Item 1A.  Risk Factors
--------  ------------

         The following are certain risk factors that could affect Zoltek's business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy the Company's common stock, you should know that making such an investment involves some risks, including the risks described below. The risks that the Company has highlighted here are not the only ones that the Company faces. If any of the risks actually occur, the Company's business, financial condition or results of operations could be negatively affected. In that case, the trading price of its stock could decline, and you may lose all or part of your investment.

         ZOLTEK HAS REPORTED NET LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS FOR EACH OF THE PAST FIVE FISCAL YEARS.

         Zoltek has reported net losses and negative cash flows from continuing operations for each of the past five fiscal years in the period ended September 30, 2005. The Company reported net losses of $31.6 million, $7.8 million, $15.6 million, $22.8 million and $40.4 million in the fiscal years ended September 30, 2001, 2002, 2003, 2004 and 2005, respectively. The Company reported negative cash flows from continuing operations of $6.2 million, $2.0 million, $2.2 million, $7.7 million and $7.4 million in the fiscal years ended September 30, 2001, 2002, 2003, 2004 and 2005, respectively. These net losses and negative cash flows from operations were attributable to, among other things, the adverse market conditions discussed above, combined with excess capacities and inventories it has maintained in anticipation of greater sales volumes and in 2004 and 2005 the non-cash loss related to the mark to market of derivatives of $4.9 million and $16.6 million, respectively. The Company cannot assure you when, if at all, it will return to profitable operations or generate cash flows from operations. The Company has relied on equity financing and borrowings to finance its business over the past five fiscal years. The Company intends to fund its near-term continuing operations from cost-containment, aggressive management of its working capital and additional bank borrowings, private equity and debt financing. Such additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, the Company may be forced to curtail operations and/or development activities significantly, or seek other sources of capital, including asset sales.

         ZOLTEK'S OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY PREVIOUSLY ADVERSE CONDITIONS IN THE MARKETS FOR CARBON FIBER AND ACRYLIC FIBER.
         Until fiscal 2004, Zoltek's carbon fiber operations were adversely affected during the preceding five years by oversupply conditions in the marketplace, coupled with an overall lack of development for large volume applications for carbon fiber composites. Accordingly, during such period the Company had excess carbon fiber manufacturing capacity which resulted in substantial depreciation and other charges and constrained the operating results of its carbon fiber manufacturing activities. Since the beginning of fiscal 2004, the market has strengthened for current and emerging applications for carbon fiber products, and it has generated meaningful orders and experienced significant sales increases in carbon fiber products. However, the Company may not be able to attain anticipated sales increases unless the market and demand for current and emerging applications for carbon fiber products continues to strengthen.

         Since fiscal 1998, the Company's results have been negatively impacted by depressed market conditions in the acrylic fibers sector, which was a principal line of business for its Zoltek Rt. subsidiary. In the fourth quarter of fiscal 2004, the Company discontinued and exited two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. In the fourth quarter of fiscal 2004, the Company recorded an impairment loss on discontinued operations of $0.2 million related to severance obligations due to discontinuance of these businesses. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC division of its Zoltek Rt. operations and does not expect any impairment loss related to discontinuing of this operation.

         ZOLTEK'S OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY DIFFICULTIES IN OPERATING THE COMPANY'S EXPANDED CARBON FIBERS CAPACITY AT ITS ABILENE, TEXAS FACILITY.

         Demand for Zoltek's carbon fibers from existing and potential new customers exceeds its current capacity, and the Company has restarted carbon fiber production at its major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. However, the Company presently cannot produce carbon fibers at levels adequate to supply current demand. The Company has experienced difficulties in achieving targeted production levels at its Abilene facility, which has resulted in operating losses despite strong demand for its products. The difficulties were due in large part the inability to recruit and train qualified workers and managers at the plant that had been dormant for several years. The Company may not be able to supply anticipated demand unless it is able to achieve targeted production levels at its Abilene facility.

         ZOLTEK'S ABILITY TO MANAGE ITS ANTICIPATED GROWTH WILL AFFECT ITS OPERATING RESULTS.

         The growth in the Company's business has placed, and is expected to continue to place, a significant strain on its management and operations. In order to effectively manage potential long-term growth, the Company must add to its carbon fiber manufacturing capacity, have access to adequate financial resources to fund significant capital expenditures and maintain gross profit margins while pursuing a growth strategy, continuing to strengthen its operations, financial and management information systems, and expanding, training and managing its employee workforce. There can be no assurance that the Company will be able to do so effectively or on a timely basis. Failure to do so effectively and on a timely basis could have a material adverse effect upon its business, operating results and financial condition.

         ZOLTEK'S OPERATIONS AND SALES IN FOREIGN COUNTRIES ARE SUBJECT TO
RISKS.

         Zoltek's international operations and sales are subject to risks associated with foreign operations and markets generally, including foreign currency fluctuations, unexpected changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon the Company's future revenues and business, results of operations and financial condition.

         ZOLTEK'S OPERATIONS ARE DEPENDENT UPON ITS SENIOR MANAGEMENT AND TECHNICAL PERSONNEL.

         Zoltek's future operating results depend upon the continued service of its senior management, including Zsolt Rumy, the Company's Chief Executive Officer, President and Chairman of the Board, and its technical personnel, none of whom are bound by an employment agreement. The Company's future success will depend upon its continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.

         ZOLTEK'S STOCK PRICE MAY FLUCTUATE.

         Future announcements concerning Zoltek or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, developments regarding proprietary rights, changes in earnings estimates by analysts or reports regarding the Company or its industry in the financial press or investment advisory publications, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons often unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, such as recessions, world events, military conflicts or market or market-sector declines, may materially and adversely affect the market price of the common stock. In addition, the Company believes that electronic bulletin board postings regarding us could in the future contribute to volatility in the market price of the common stock. Any information concerning the Company, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards, or otherwise emanating from a source other than the Company, should not be relied upon as having been supplied or endorsed by Zoltek.

         ZOLTEK'S OPERATING RESULTS MAY FLUCTUATE.

         Zoltek's quarterly results of operations may fluctuate as a result of a number of factors, including the timing of purchase orders for and shipments of the Company's products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the timing of such orders and shipments. In addition, its operating results could be adversely affected by these factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and interruptions in plant operations.

         DEVELOPMENTS BY COMPETITORS MAY IMPACT ZOLTEK'S PRODUCTS AND TECHNOLOGIES.

         Zoltek competes with various other participants in the advanced materials and textile fibers markets. Many of these entities have substantially greater research and development, manufacturing, marketing, financial and managerial resources than the Company. In addition, existing carbon fibers producers may refocus their activities to compete more directly with the Company. Developments by existing or future competitors may render the Company's products or technologies noncompetitive. In addition, the Company may not be able to keep pace with new technological developments. The Company's customers could decide to vertically integrate their operations and perform some or all of the functions currently performed by Zoltek.

         FAILURE TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS MAY ADVERSELY AFFECT ZOLTEK OPERATIONS.

         Zoltek is engaged in an industry which will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render existing products or processes obsolete or unmarketable. The Company's success will depend upon its ability to develop and introduce on a timely and cost-effective basis new products, processes and applications that keep pace with technological developments and address increasingly sophisticated customer requirements. The Company may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. The Company's products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Its business, operating results and financial condition could be materially and adversely affected if it were to incur delays in developing new products, applications or processes or product or process enhancements or if it were to not gain market acceptance.

         ZOLTEK'S BUSINESS DEPENDS UPON THE MAINTENANCE OF ITS PROPRIETARY TECHNOLOGY.

         Zoltek depends upon its proprietary technology. The Company relies principally upon trade secret and copyright law to protect its proprietary technology. The Company regularly enters into confidentiality agreements with its key employees, customers and potential customers and limit access to and distribution of its trade secrets and other proprietary information. These measures may not be adequate to prevent misappropriation of the Company's technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to its technology. In addition, the laws of some foreign countries do not protect its proprietary rights to the same extent as the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.

         ZOLTEK WILL INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES, WHICH COULD AFFECT ITS OPERATING RESULTS.

         As a public company, Zoltek has incurred and will continue to incur significant legal, accounting and other expenses that it would not incur as a private company, including costs associated with public company reporting requirements. The Company also has incurred and will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Nasdaq Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have increased. These rules and regulations have increased the Company's legal and financial compliance costs and have made some activities more time-consuming and costly, although it is unable to currently estimate these costs with any degree of certainty. The

Company does believe, however, that it will be able to fund these costs out of its available working capital. It is possible that these new rules and regulations may make it more difficult and more expensive for the Company to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on its board of directors or as its executive officers.

         ZOLTEK MANAGEMENT AND ITS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAVE IDENTIFIED MATERIAL WEAKNESSES IN THE DESIGN AND OPERATION OF ITS INTERNAL CONTROLS, WHICH, IF NOT PROPERLY REMEDIATED COULD RESULT IN MATERIAL MISSTATEMENTS IN ITS FINANCIAL STATEMENTS IN FUTURE PERIODS.

         Zoltek management and its independent registered public accounting firm have identified certain matters that they consider to constitute material weaknesses in the design and operation of its internal controls as of September 30, 2005. See "Item 9A. Controls and Procedures." A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As set forth in Item 9A. Controls and Procedures, as of September 30, 2005, the Company identified material weaknesses in its general control environment and its controls over period-end financial reporting process, journal entries and account reconciliations, determination of allowance for doubtful accounts, accounting for inventory, valuation of property plant and equipment, accounting for derivatives associated with convertible debt and related amortization of financing fees and debt discount and gain (loss) on value of warrants and conversion feature, earnings per share disclosures, segregation of duties and restricted access. These control deficiencies resulted in accounting errors which required the restatement of its previously issued financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2004, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, December 31, 2004 and March 31, 2005. The Company
is currently evaluating steps that can be taken to remediate these weaknesses in its internal controls, including steps that can be taken in the process of documenting and evaluating the applicable treatment for non-routine or complex transactions as they may arise.

         Zoltek expects to incur significant expenses associated with these corrective actions to remedy the identified material weaknesses. If the remedial policies and procedures the Company implements are insufficient to address the material weaknesses that exist as of September 30, 2005, or if additional material weaknesses in its internal controls are discovered in the future, the Company may fail to meet its future reporting obligations, its financial statements may contain material misstatements and its operating results may be harmed. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of the Company's "internal control over financial reporting" that are required by the SEC's rules under
Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in the Company's financial statements that could result in a restatement of financial statements, cause it to fail to meet its reporting obligations and in turn cause investors to lose confidence in its reported financial information, leading to a decline in the Company's stock price. Although the Company believes it can address its material weaknesses in internal controls with remedial measures, it cannot assure you that the measures it will take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.

         DEVELOPMENT OF NEW MARKETS FOR ZOLTEK CARBON FIBER PRODUCTS IS
UNCERTAIN.

         Zoltek's future profitability and growth will depend in part upon the development of new markets for a broad range of large-scale applications which incorporate the Company's carbon fiber products. Development of new markets for its carbon fiber products will require substantial technical, marketing and sales efforts and the expenditure of significant funds. Development of new markets for carbon fibers may not occur and, if such development does occur, its products may not achieve significant market acceptance. The Company's business, operating results and financial condition could be materially and adversely affected if new markets for its carbon fiber products do not develop or if its products do not gain market acceptance.

         THERE ARE OPERATIONAL RISKS ASSOCIATED WITH ZOLTEK'S BUSINESS.

         Zoltek's carbon fiber operations utilize high temperature processes, substantial electrical current and industrial gases which potentially can be subject to volatile chemical reactions. The Company believes that its current plant design and operating procedures minimize operational risks associated with these factors. However, as a result of mechanical or human failure or unforeseen conditions or events related to its manufacturing and engineering processes or otherwise, its manufacturing capacity could be materially limited or temporarily interrupted.

         ONGOING LITIGATION IN WHICH ZOLTEK IS INVOLVED COULD RESULT IN ITS HAVING TO PAY SUBSTANTIAL DAMAGES.

         Zoltek is party to various legal actions as either plaintiff or defendant. As previously disclosed, the Company is party to an action filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the former owners of Hardcore Composites Operations LLC against each of Hardcore and the Company alleging breach by Hardcore and the Company of its respective obligations under a sublease, guaranty and settlement agreement entered into in connection with the former owner's sale of Hardcore. In October 2004, the Court ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. The Company has recorded an accrual of $1.1 million in respect of the possible liability in this matter. The Company is vigorously defending this motion and it has filed counterclaims and an appeal. Additionally, as previously disclosed in September 2004 the Company was named a defendant in a civil action filed by a former investment banker that was retained by it to obtain equity investors, alleging that it breached its obligations under the agreement signed by the parties. The investment banker alleges that it is owed commission from equity investment the Company obtained from a different source. The ultimate outcome of these actions and other pending litigation and the estimates of the potential future impact on its financial position, cash flows or results of operations for these proceedings could have a material adverse effect on its business. In addition, the Company may incur additional legal costs in connection with pursuing and defending such actions.

         ZOLTEK'S PRINCIPAL SHAREHOLDER HAS VOTING CONTROL OVER THE COMPANY.

         Zsolt Rumy, Zoltek's founder and principal shareholder, owns approximately 30% of the Company's outstanding shares of common stock. As a result, he has effective voting control over the Company, including the election of directors, and is able to effectively prevent an affirmative vote which would be necessary for a merger, sale of assets or similar transaction, irrespective of whether other shareholders believe such a transaction to be in their best interests. The Company's Articles of Incorporation and By-laws do not provide for cumulative voting in the election of directors.

         ZOLTEK'S BOARD OF DIRECTORS HAS THE AUTHORITY TO ISSUE PREFERRED STOCK WHICH COULD AFFECT THE RIGHTS OF HOLDERS OF COMMON STOCK.

         Zoltek's Articles of Incorporation authorize the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Holders of common stock will have no preemptive rights to subscribe for a pro rata portion of any preferred stock which may be issued. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The possible impact on takeover could adversely affect the price of the common stock. Although the Company has no present intention to issue any shares of preferred stock, it may do so in the future.

         ZOLTEK'S CLASSIFIED BOARD OF DIRECTORS COULD DISCOURAGE A CHANGE IN CONTROL.

         Zoltek's Articles of Incorporation divide the Board of Directors into three classes, with three-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of the Company's stock, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying or preventing a change in control. The possible impact on takeover attempts could adversely affect the price of the common stock.

          FUTURE SALES OF COMMON STOCK COULD AFFECT THE PRICE OF COMMON
STOCK.

          No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for sale will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of the common stock.

Item 1B.  Unresolved Staff Comments
--------  -------------------------

          None.

Item 2.   Properties
-------   ----------

          The Company's facilities are listed below and are considered to be suitable and adequate for its operations. Except as noted below, all the Company's properties are owned, subject to various mortgage loans.

                                                                                            APPROXIMATE AREA
                  LOCATION                                       USE                        (IN SQUARE FEET)
                  --------                                       ---                        ----------------

         St. Louis, Missouri (2)...............   Administrative, marketing and                   40,000
                                                  central engineering offices

         St. Charles, Missouri (1).............   Technical fibers manufacturing                 107,000

         Abilene, Texas (2)....................   Carbon fibers manufacturing                    278,000

         Salt Lake City, Utah I (2)............   Composite fabrication equipment                 65,000
                                                  design and manufacturing

         Salt Lake City, Utah II (3)...........   Carbon fiber prepreg manufacturing              35,000

         Nyergesujfalu, Hungary (2)............   Carbon fibers, acrylic fiber precursor       1,600,000
                                                  and other products manufacturing

--------
(1) Property subject to ground lease and leasehold mortgage.
(2) Properties subject to mortgage.
(3) Property subject to lease.

Item 3.  Legal Proceedings
-------  -----------------

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal that represents its only recourse regarding this guaranty. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

         In September 2004, the Company was named a defendant in a civil action pending in "the Federal District Court for the Southern District of New York" filed by a former investment banker that was retained by the Company to obtain equity financing, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company and, therefore, the agreement was terminated by the Company prior to obtaining new financing. The court granted summary judgment in favor of the plaintiff on the issue of breach of the agreement and the parties are contesting the issue of damages. The Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

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

         Except as described above, the Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business, which the Company does not believe will result in any material adverse effect on future consolidated results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2005.

Item 4A.  Executive Officers of the Registrant
--------  ------------------------------------

         The name, age, position and principal occupation of each of the executive officers of the Company is set forth below:

         Zsolt Rumy, age 63, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

         Kevin Schott, age 39, has served as the Chief Financial Officer of the Company since April 2004. As an independent consultant since 2001, Mr. Schott served a variety of publicly and privately owned companies, including Zoltek, in different facets of financial planning and management. In years prior, Mr. Schott worked for two years with Ernst & Young in St. Louis from 1988 to 1990, and then joined Bridge Information Systems, where he worked for ten years from 1990 to 2000, including five as vice president and corporate controller. Mr. Schott received a B.S. degree in Business Administration from Washington University in 1988.

         David Harding, age 42, has served as the Chief Operating Officer of the Company since February 2005. Prior to this position with the Company, Mr. Harding served over 18 years with Air Products and Chemicals, Inc. managing chemical operations in Europe and the United States. He joined Air Products and Chemicals, Inc. after receiving a B.S. Degree in Chemical Engineering from Drexel University in 1986. Mr. Harding was promoted to his first manufacturing manager position in 1988 and continued in manufacturing management with increasing responsibilities until 1999. He then became the Director of European Operations; Operations Director, Integration - Global Operations; and Director of Operations - North America Western Region prior to joining the Company.

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters
------   ------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

         The Company's Common Stock (symbol: "ZOLT") is traded in the Nasdaq National Market. The number of beneficial holders of the Company's stock is approximately 12,500, including shareholders whose shares are held in "nominee" or "street" names. The Company has never paid dividends.

         Set forth below are the high and low bid quotations as reported by the Nasdaq National Market for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission:

                                              Fiscal year ended          Fiscal year ended
                                             September 30, 2005          September 30, 2004
                                             ------------------          ------------------
                                             High           Low          High           Low
                                             ----           ---          ----           ---
         First Quarter..................    $15.10        $ 8.49        $ 6.99         $2.43
         Second Quarter.................     18.26         10.78         11.21          5.05
         Third Quarter..................     14.70          8.87         10.67          6.75
         Fourth Quarter.................     13.70          9.28          9.22          6.59

         In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million which was drawn down on September 30, 2005, $15.0 million which was drawn down in December 2005, $20.0 million and $10.0 million. The agreement provides for Zoltek to draw down the remaining financing over the next twelve months subject to the Company registering the shares related to the prior draw downs in September and December 2005. The borrowings incurred at each closing will mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, which correlates to a conversion price of $12.50 per share. Debentures issuable at the third and fourth closings will be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing.

         The debentures issued in the first two closings, were accompanied by five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. In the third and fourth closings, the amount and number of warrants will vary according to Zoltek's share price at the time of the closing. As part of the new financing agreement, Zoltek has reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50, with the requirement that conversion take place within 30 days of the second closing. Further, Zoltek also has agreed to reduce the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued February 2005 based on the market price of Zoltek's common stock on the nine-month anniversary of the second closing. The adjusted conversion price will equal 90% of the market price of the common stock, but will not be less than $12.50 nor exceed $20.00.

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

         In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4% which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

         In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

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

         Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                (1)FEBRUARY    JANUARY      MARCH      OCTOBER     FEBRUARY (1)SEPTEMBER
                                                     2003        2004       2004         2004        2005        2005
                                                     ----        ----       ----         ----        ----        ----
Amount of debenture (millions)..................  $8.1        $7.0        $5.75       $20.0       $20.0       $5.0
Per share conversion price on debenture.........  $3.25       $5.40       $6.25       $12.00      $20.00      $12.50
Interest rate...................................  7.5%        6.0%        6.0%        7.0%        7.5%        7.5%
Term of debenture...............................  60 months   30 months   30 months   42 months   42 months   42 months
Warrants issued.................................  405,000     323,995     230,000     500,000     457,142     140,000
Term of warrant.................................  60 months   48 months   48 months   72 months   48 months   60 months
Per share exercise price of warrants............  $5.00       $5.40       $7.50       $13.00      $17.50      $14.50
Fair value per warrant at issuance..............  $0.93       $2.27       $5.43       $6.02       $10.47      $9.34
Value per share conversion feature at issuance..  $3.11       $1.78       $5.06       $4.31       $10.47      $9.91
Stock price on date of agreement................  $1.58       $5.40       $9.53       $9.60       $16.68      $13.15
Stock volatility at issuance....................  100%        50%         61%         75%         84%         205%
Dividend yield..................................  0.0%        0.0%        0.0%        0.0%        0.0%        0.0%
Risk free interest rate at issuance.............  3.0%        2.78%       2.44%       3.71%       3.46%       4.25%

--------
(1) The warrants issued in connection with the February 2003 and September 2005 convertible issuance meet the criteria of EITF 00-19 for equity classification as they do not contain similar registration rights obligations with respect to the underlying shares. The conversion feature on the related debt does not require derivative accounting and no beneficial conversion feature exists on the issuance of the February 2003, however a beneficial conversion existed on the September 2005 issuance and was accounted for as discount to the debt which will be amortized into expense over the life of the convertible issuance.

         The Company issued the foregoing securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act relating to sales by an issuer not involving a public offering.

Item 6.  Selected Financial Data
-------  -----------------------

                                                ZOLTEK COMPANIES, INC.
                                         SELECTED CONSOLIDATED FINANCIAL DATA
                                         (In thousands, except per share data)

Statement of Operations Data: (1)                                            Year Ended September 30,
----------------------------------------------------------------------------------------------------------------------

                                                              2005         2004         2003        2002        2001
                                                            --------     --------     --------    --------    --------

Net sales.................................................  $ 60,204     $ 39,827     $ 33,683    $ 37,388    $ 43,423
Cost of sales, excluding available unused capacity costs..    56,836       33,401       28,497      30,044      45,074
Available unused capacity costs...........................     2,347        4,466        5,716       6,039       6,803
Selling, general and administrative expenses (2)..........     9,170        7,674        9,375       9,796      12,278
Operating loss from continuing operations.................    (8,149)      (5,714)      (9,905)     (8,491)    (20,732)
Other income (expense) and income tax expense benefit.....   (30,525)     (11,489)      (2,484)      1,699        (716)
Net loss from continuing operations.......................   (38,674)     (17,203)     (12,389)     (6,898)    (21,448)
Loss on discontinued operations...........................    (1,719)      (5,604)      (3,213)       (933)    (10,123)
Net loss..................................................  $(40,393)    $(22,807)    $(15,602)   $ (7,831)   $(31,571)
Net loss per share:

  Basic and diluted loss per share:
     Continuing operations................................  $  (2.14)    $  (1.05)    $  (0.76)   $  (0.43)   $  (1.30)
     Discontinued operations..............................     (0.09)       (0.35)       (0.20)      (0.05)      (0.61)
                                                            --------     --------     --------    --------    --------

     Total................................................  $  (2.23)    $  (1.40)    $  (0.96)   $  (0.48)   $  (1.91)
                                                            ========     ========     ========    ========    ========

Weighted average common shares outstanding................    18,050       16,372       16,307      16,289      16,515



Balance Sheet Data:                                                               September 30,
----------------------------------------------------------------------------------------------------------------------

                                                              2005         2004         2003        2002        2001
                                                            --------     --------     --------    --------    --------

Working capital...........................................  $ 19,073     $ 16,802     $ 18,790    $  9,872    $ 22,891
Total assets..............................................   130,429      122,455      119,455     121,422     121,492
Short-term debt...........................................       374          570          933      14,014       2,073
Long-term debt, less current maturities...................    40,421       42,002       33,541      13,699      22,036
Shareholders' equity......................................    40,646       44,230       64,516      75,904      79,596

--------
(1) Prior year amounts have been reclassified for discontinued operations as discussed in Note 3 to Consolidated Financial Statements.

(2) Includes application and development costs of $3,324, $3,070, $3,453, $3,750 and $3,533 for fiscal years 2005, 2004, 2003, 2002 and 2001, respectively.

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

         The carbon fiber market conditions began to change in fiscal 2004. Two major aerospace programs, the Airbus A-380 and the Boeing 7E7, have absorbed virtually all of the aerospace fiber capacity, and resulted in the divergence of the aerospace and commercial markets for carbon fibers. Since the beginning of fiscal 2004, the Company announced long-term supply arrangements with the two largest manufacturers of wind turbines. The Company expects that these supply arrangements will generate $80 to $100 million of sales over the next three years. Increasing sales of carbon fiber products during fiscal 2005 confirmed this shift. The divergence of the two markets was accelerated by the strength in the development of the carbon fiber wind turbine blade market. Currently Zoltek believes it is in a unique position of having installed capacity, the technical capability to increase the scale of its productive capacity with relatively short lead times and the fiber quality that can attract current available and future new business.

         The recent increase in the demand for carbon fibers relates to several different applications, including aerospace. During fiscal 2005, the Company experienced growth in customer demand in the carbon and technical fiber business units, as net sales of these segments increased $16.1 million and $4.9 million, respectively, over fiscal 2004.

         The Company has specifically targeted three significant and emerging applications: wind energy, oil and gas, and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

         With the new orders in place and indications for additional significant orders, the Company restarted its major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. Maintaining the excess capacity has been costly, but the Company believes it has been necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. As of September 30, 2005, all five lines at the Company's Abilene facility were operational, however, they have not reached the targeted production rates. The per-line production has been improving and the Company believes the lines should reach desired production rates during the second quarter of fiscal 2006.

         In October 2004 the Company moved its prepreg operations from San Diego to Salt Lake City. The Company plans to bring the capacity back on line during fiscal 2006 as carbon fiber becomes available to run the production lines. Until that time, the Company will incur unused capacity cost related to this facility.

         In order to meet demand for carbon fibers for wind energy and other commercial carbon fiber applications, Zoltek undertook a three-phase capacity expansion program. First, in fiscal 2005 Zoltek initiated the start-up of the five installed lines at its Abilene, Texas facility and activated sufficient precursor capacity to support all of the Company's carbon fiber capacity. Second, Zoltek has added two new carbon fiber lines and added sufficient precursor capacity at the Company's Hungarian facility which are expected to begin operating at targeted production rates during the first quarter of 2006. The third phase of the expansion program calls for a doubling of the carbon fiber and precursor capacity levels after the second phase, expected to be operational December 31, 2006. The Company expects that a $50.0 million convertible debt financing package entered into in September 2005, of which $20.0 million has been funded to date, will provide a substantial portion of the capital resources for the planned capacity increase in fiscal 2006

         During the fourth quarter of fiscal 2004, the Company discontinued the nylon fiber operation and the acrylic textile business. During the fourth quarter of fiscal 2005, the Company discontinued the CMC operation. These divisions were deemed not to be part of the long-term strategy of the Company and not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The wind-down of nylon fiber and acrylic textile product lines was substantially completed by February 1, 2005, and the CMC operation was shut down at September 30, 2005. The Company is utilizing a portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The results from operations of these two divisions have been reclassified to discontinued operations for fiscal 2005 and 2004.

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2004

         The Company's sales increased 51%, or $20.4 million, to $60.2 million in fiscal 2005 from $39.8 million in fiscal 2004. Carbon fiber sales increased 88%, or $16.1 million, to $34.5 million in fiscal 2005 from $18.4 million in fiscal 2004 as production and sales of wind energy orders continued and the demand for the Company's milled and chopped products significantly increased from prior years. Technical fiber sales increased 33%, or $4.9 million, to $19.7 million in fiscal 2005 from $14.8 million in fiscal 2004. Technical fiber sales increased as the Company had a significant increase in orders from aircraft brake customers. Sales of the continuing components of the specialty products business segment decreased 9%, or $0.6 million, to $6.0 million in fiscal 2005 from $6.6 million in fiscal 2004 as the sales of the Company's Netlon division in Hungary decreased due to pricing pressures from competitors.

         The Company's cost of sales (including available unused capacity costs) increased by 56%, or $21.2 million, to $59.1 million in fiscal 2005 from $37.9 million in fiscal 2004. Carbon fiber cost of sales increased by 94%, or $18.9 million, to $39.0 million for fiscal 2005 from $20.1 million for fiscal 2004. The increase in carbon fiber cost of sales reflected increased sales, as well as a significant amount of the cost of sales which management estimates were attributable to start-up and post start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. The difficulties were due in large part the inability to recruit and train qualified workers and managers at the plant that had been dormant for several years. The Company expects that the efficiency of the manufacturing operation will improve during the first and second quarter of fiscal 2006. Technical fiber cost of sales increased $2.9 million, or 23%, to $15.4 million for fiscal 2005 from $12.5 million for fiscal 2004. The increase in technical fiber cost of sales was a reflection of the increase in sales. The cost of sales of the specialty products segment decreased $0.5 million to $4.8 million compared to fiscal 2004 as sales decreased $0.6 million. The reduced margin related to the increase in the cost of raw materials for the specialty products segment.

         The Company continued to incur costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $2.3 million during fiscal 2005 and $4.5 million in fiscal 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders during fiscal 2005, unused capacity costs continued to decrease significantly during the fiscal year and were substantially absorbed in ongoing operations by the end of fiscal 2005. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

         Application and market development costs were $3.3 million in fiscal 2005 and $3.1 million in fiscal 2004. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

         Selling, general and administrative expenses were $5.8 million in fiscal 2005 compared to $4.6 million in fiscal 2004. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to become compliant with the Sarbanes-Oxley Act's requirements.

         Operating loss was $8.1 million in fiscal 2005 compared to a loss of $5.7 million in fiscal 2004, an increase of $2.4 million. Carbon fiber operating loss increased from a loss of $5.8 million in fiscal 2004 to a loss of $8.2 million in fiscal 2005. These losses also included approximately $7.5 million of costs which management estimates were attributable to the start-up and post start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. The operating income in technical fibers increased from $1.1 million in fiscal 2004 to $2.7 million in fiscal 2005 as sales of technical fibers in our core aircraft brake business increased over fiscal 2004. Specialty products operating income decreased from $1.3 million in fiscal 2004 to $0.9 million in fiscal 2005 as lower sales related to the Company's Netlon division were not offset by a decrease in cost. Corporate headquarters operating loss increased by $1.1 million to a loss of $3.5 million in fiscal 2005 due to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to become compliant with the Sarbanes-Oxley Act's requirements. The increase in the Company's total operating loss was principally a result of the inefficiencies of the Abilene, Texas facility and the effort to expand production of Hungarian precursor lines.

         Interest expense was approximately $3.0 million in fiscal 2005 compared to $3.4 million in the corresponding period of fiscal 2004. The decrease in interest resulted from higher debt levels after the Company's refinancing transactions offset by the capitalization of interest cost of $1.2 million related to the expansion of the Company's carbon fiber lines (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact of the increase in interest rates was immaterial.

         Amortization of financing fees which are non-cash expenses, was approximately $8.5 million in fiscal 2005 compared to $2.6 million in fiscal 2004. The increase in amortization resulted from the Company's issuing additional convertible debt which increased expenses by $5.9 million, refinancing transactions as the Company wrote off the unamortized portion of deferred financing expense of $0.4 million and incurred a prepayment fee of $0.3 million to pay off an existing mortgage note (see "--Liquidity and Capital Resources").

         Loss on value of warrants and conversion feature, which is a non-cash item, increased $11.7 million from a loss of $4.9 million in fiscal 2004 to a loss of $16.6 million in fiscal 2005 (see "--Liquidity--Financing"). The increase in the loss was attributable to the increase in the market price of the Company's common stock during fiscal 2005 compared to fiscal
2004 and a larger balance of outstanding convertible notes and warrants.

         Other income/expense, net, was a loss of $1.8 million in fiscal 2005 compared to a loss of $0.2 million for fiscal 2004. The increase in the foreign currency transactional loss during fiscal 2005 was due to the Hungarian Forint becoming much weaker during 2005 compared to the Euro and Pound in which the Company buys most raw material.

         Income tax expense was $0.7 million for fiscal 2005 compared to $0.4 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal 2005 and 2004 due to uncertainties in the Company's ability to utilize net operating loss carryforward in the future. The expense for fiscal 2005 related to local taxes for the Hungarian facility.

         The foregoing resulted in a loss from continuing operations of $38.7 million for fiscal 2005 compared to a loss of $17.2 million for fiscal 2004. Similarly, the Company reported a loss from continuing operations per share of $(2.14) and $(1.05) on a basic and diluted basis for fiscal 2005 and 2004, respectively. The weighted average common shares outstanding were
18.1 million and 16.4 million for fiscal 2005 and 2004, respectively.

         The loss from discontinued operations of $1.7 million for fiscal 2005 compares to a loss of $5.6 million for fiscal 2004. The significant decrease in sales was offset by a significant decrease in cost during fiscal 2005 as the Company sold off its prior existing inventory balance of its acrylic fiber business and slowed production of its CMC division as it shut down at year-end fiscal 2005. The Company reported a loss from discontinued operations per share of $(0.09) and $(0.35) on a basic and diluted basis for fiscal 2005 and 2004, respectively.

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2003

         The Company's sales increased by 18%, or $6.1 million, to $39.8 million in fiscal 2004 from $33.7 million in fiscal 2003, due to increases in carbon fiber sales and technical fiber sales. Carbon fiber sales increased 39%, or $5.2 million, to $18.4 million in fiscal 2004 from $13.2 million in fiscal 2003. The increase in carbon fiber sales in fiscal 2004 was achieved despite a decrease of $5.9 million from 2003 related to the Company's decision to relocate its prepreg operations from California to Utah to reduce costs by combining its operations with another of the Company's facilities. Other carbon fibers sales increased by $11.1 million in fiscal 2004 from fiscal 2003 as production and sales of sporting goods and wind energy orders continued during the third and fourth quarters of fiscal 2004 and the Company experienced a strong increase in the overall demand for carbon fiber over prior years. Technical fiber sales (excluding intersegment) increased 5%, or $0.7 million, to $14.8 million in fiscal 2004 from $14.1 million in fiscal 2003. Technical fiber sales increased as demand improved not only in the aircraft brake customers but also for the flame-retardant market. Sales of the specialty products business segment increased 3%, or $0.2 million, to $6.6 million in fiscal 2004 from $6.4 million in fiscal 2003. During the fourth quarter of fiscal 2004, the Company discontinued the nylon fiber operation and the acrylic textile business. The results from operations of these two divisions have been reclassified to discontinued operations for fiscal 2004 and 2003. The remaining specialty products division sales have remained flat from fiscal 2004 to 2003, however, the divisions remained profitable at these levels.

         The Company's cost of sales (including available unused capacity costs) increased by 11%, or $3.7 million, to $37.9 million in fiscal 2004 from $34.2 million in fiscal 2003. Carbon and technical fiber cost of sales increased by 9% or $2.7 million to $32.5 million in fiscal 2004 from $29.8 million in fiscal 2003 as sales of carbon and technical fiber increased 21% for the year. The increase of 9% compared to an increase of 21% in sales results from the Company's ability to absorb its fixed cost as manufacturing activities increased. The cost of sales of the Company's specialty products business segment increased 19% compared to the 3% increase in sales, reflecting sales mix factors.

         The Company continued to incur costs related to the underutilized productive capacity for carbon fibers at the Abilene, Texas facility, including depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $4.5 million during fiscal 2004 and $5.7 million in fiscal 2003. The decrease in 2004 was due to the start-up of the carbon fiber lines in Abilene during the fourth quarter of fiscal 2004. The Company believes it has been necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders in fiscal 2005, unused capacity costs are expected to continue to decrease significantly during that period and to be fully absorbed in ongoing operations by the end of fiscal 2005 as all installed production lines began operating. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

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

         Selling, general and administrative expenses were $4.6 million in fiscal 2004 compared to $5.9 million in fiscal 2003. Although sales for the year increased 18% and carbon fiber sales increased 40% the Company has continued cost containment measures related to personnel in non-operations departments implemented during fiscal 2003.

         Operating loss from continuing operations was $5.8 million in fiscal 2004 compared to a loss of $9.9 million in fiscal 2003, an improvement of $4.2 million. Carbon fiber operating loss improved from a loss of $8.3 million in fiscal 2003 to a loss of $5.8 million in fiscal 2004. The operating income in technical fibers increased from income of $0.1 million in fiscal 2003 to $1.2 million in fiscal 2004. Specialty product operating income increased from an income of $1.1 million in fiscal 2003 to an income of $1.3 million in fiscal 2004. Corporate headquarters operating loss decreased with a loss of $2.4 million in fiscal 2004 compared to a loss of $2.9 million in fiscal 2003. The decrease in the Company's total operating loss was a result of the significant improvement in the carbon fibers and technical fibers business units as sales and production have increased to absorb fixed manufacturing cost and the continued reduction of operating expenses due to the cost containment measures implemented during 2003.

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

         Loss on value of warrants and conversion feature, a non-cash item, increased $4.9 million from no expense in fiscal 2003 to a loss of $4.9 million in fiscal 2004 (see "--Liquidity--Financing"). The increase in the loss was attributable to an increase in our stock price during 2004 as the Company had to mark to market the value of the warrants and conversion feature following the issuance of convertible debt instruments in January and March 2004. No such obligations existed in the prior year.

         Other income/expense, net, was immaterial in fiscal 2004 and fiscal
2003.

         Income tax expense was $0.4 million for fiscal 2004 compared to an income tax expense of $0.5 million for fiscal 2003. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal 2004 and 2003 due to uncertainties in the Company's ability to utilize tax losses in the future and the expense related to local taxes for the Hungarian facility.

         The foregoing resulted in a net loss from continuing operations of $17.2 million for fiscal 2004 compared to a net loss of $12.4 million for fiscal 2003. Similarly, the Company reported a net loss per share from continuing operations of $(1.05) and $(0.76) on a basic and diluted basis for fiscal 2004 and 2003, respectively. The weighted average common shares outstanding were 16.4 million for fiscal 2004 and 16.3 million for fiscal 2003.

         In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. These divisions are not part of the long-term strategy of the Company and will not be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. In the fourth quarter of fiscal 2004, the Company recorded an impairment loss on discontinued operations of $0.2 million compared to zero in 2003. The operating loss related to those divisions was $4.9 million for the fiscal year compared to $3.2 million in fiscal 2003. The increase in the operating loss was due to sales decreasing by $8.1 million, or 27%, from $29.9 million in fiscal 2003 to $21.8 million in fiscal 2004 while cost of sales only decreased $6.8 million, or 23%, from $29.1 million in fiscal 2003 to $22.3 million in fiscal 2004, as the Company did not decrease its fixed cost component of cost of sales at a rate equal to the decline in sales. The Company also recorded a loss of $0.5 million related to a legal judgment involving the Company's former Hardcore subsidiary. The Company is vigorously defending this matter and has filed counterclaims and an appeal. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         Due to the timing of development of markets for carbon fiber products in each of the past few fiscal years, the Company has incurred operating losses and the Company's operations have used cash in excess of cash generated by operating activities. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

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

         In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million, $15.0 million, $20.0 million and $10.0 million, respectively, of which the first two tranches have been drawn down. The agreement provides for Zoltek to draw down the remaining financing over the next twelve months subject to the Company registering the shares related to the prior draw-downs. In December 2005, the Company extended the expiration of its credit facility with the U.S. bank to January 1, 2007. The extended credit facility consists of a term loan of $0.3 million and a revolving credit loan with maximum available borrowings of $5.5 million, of which $1.7 million and $5.5 million was available as of September 30 and December 31, 2005, respectively. The Company anticipates it will require the remaining proceeds of the $50.0 million financing package or other significant financing in fiscal 2006 to support its previously announced capacity expansion program. The Company believes this is sufficient to fund near-term liquidity needs but there are no guarantees that changes in events and circumstances based on the factors described above could lead to the need for additional borrowings.

         The Company believes the financing package mentioned above of which $20 million have been received along with the availability under the Company's revolving credit facility is sufficient to fund Zoltek's operations during 2006.

Warrant and Conversion Features
-------------------------------

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (Loss) on value of warrants and conversion feature." See table below for impact on the financial results for the year ended September 30, 2005 and 2004.

                                                                      YEAR ENDED SEPTEMBER 30, 2005
                                                                      -----------------------------
                                                                               CONVERSION
                                                                   WARRANTS     FEATURES        TOTAL
                                                                   --------     --------        -----

         January 2004 issuance - mark to market .................  $(1,083)     $ (8,164)     $ (9,247)
         March 2004 issuance - mark to market ...................     (775)       (5,684)       (6,459)
         October 2004 issuance - mark to market..................   (2,025)       (3,958)       (5,983)
         February 2005 issuance - mark to market.................    1,172         3,943         5,115
                                                                   -------      --------      --------
                  Totals.........................................  $(2,711)     $(13,863)     $(16,574)
                                                                   =======      ========      ========

                                                                      YEAR ENDED SEPTEMBER 30, 2004
                                                                      -----------------------------
                                                                               CONVERSION
                                                                   WARRANTS     FEATURES       TOTAL
                                                                   --------     --------       -----
         January 2004 issuance - mark to market .................  $(1,109)     $ (4,039)     $(5,148)
         March 2004 issuance - mark to market ...................       18           210          228
                                                                   -------      --------      -------
                  Totals.........................................  $(1,091)     $ (3,829)     $(4,920)
                                                                   =======      ========      =======

Fiscal 2005 Financing Transactions
----------------------------------

         In December 2005, the Company extended its credit facility with the U.S. bank to January 1, 2007. The extended credit facility consists of a term loan of $0.3 million and a revolving credit loan with maximum available borrowings of $5.5 million. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $4.1 million at September 30, 2005 leaving an availability of $1.7 million. After the November 30, 2005 funding of $15.0 million, the Company had full availability under the revolver.

         In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million which was drawn down on September 30, 2005, $15.0 million which was drawn down in December 2005, $20.0 million and $10.0 million. The agreement provides for Zoltek to draw down the remaining financing over the next twelve months subject to the Company registering the shares related to the prior draw downs in September and December 2005. The borrowings incurred at each closing will mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, which correlates to a conversion price of $12.50 per share. Debentures issuable at the third and fourth closings will be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing. This issuance is collateralized by the existing carbon fiber assets of the Company's Hungarian subsidiary.

         In the first two closings, the debentures were accompanied by five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. In the third and fourth closings, the amount and number of attached warrants will vary according to Zoltek's share price at the time of the closing. As part of the new financing agreement, Zoltek has reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50, with the requirement that conversion take place within 30 days of the second closing. Further, Zoltek also has agreed to reduce the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued February 2005 based on the market price of Zoltek's common stock on the nine-month anniversary of the second closing. The adjusted conversion price will equal 90% of the market price of the common stock, but will not be less than $12.50 nor exceed $20.00.

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

         In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4% which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

         In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and were intitially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

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

Fiscal 2003 Refinancing Transactions
------------------------------------

         The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (originally due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (originally due January 31, 2004). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed above. Borrowings under the amended facility were based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. Total borrowings under the revolving credit agreement were $3.8 million and the available credit under this agreement was $1.7 million at September 30, 2005.

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

         Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                                (1)FEBRUARY    JANUARY      MARCH      OCTOBER     FEBRUARY (1)SEPTEMBER
                                                     2003        2004        2004        2004        2005        2005
                                                     ----        ----        ----        ----        ----        ----
Amount of debenture (millions)..................  $8.1        $7.0        $5.75       $20.0       $20.0       $5.0
Per share conversion price on debenture.........  $3.25       $5.40       $6.25       $12.00      $20.00      $12.50
Interest rate...................................  7.5%        6.0%        6.0%        7.0%        7.5%        7.5%
Term of debenture...............................  60 months   30 months   30 months   42 months   42 months   42 months
Warrants issued.................................  405,000     323,995     230,000     500,000     457,142     140,000
Term of warrant.................................  60 months   48 months   48 months   72 months   48 months   60 months
Per share exercise price of warrants............  $5.00       $5.40       $7.50       $13.00      $17.50      $14.50
Fair value per warrant at issuance..............  $0.93       $2.27       $5.43       $6.02       $10.47      $9.34
Value per share conversion feature at issuance..  $3.11       $1.78       $5.06       $4.31       $10.47      $9.91
Stock price on date of agreement................  $1.58       $5.40       $9.53       $9.60       $16.68      $13.15
Stock volatility at issuance....................  100%        50%         61%         75%         84%         205%
Dividend yield..................................  0.0%        0.0%        0.0%        0.0%        0.0%        0.0%
Risk free interest rate at issuance.............  3.0%        2.78%       2.44%       3.71%       3.46%       4.25%

--------
(1) The warrants issued in connection with the February 2003 and September 2005 convertible issuance meet the criteria of EITF 00-19 for equity classification as they do not contain similar registration rights obligations with respect to the underlying shares. The conversion feature on the related debt does not require derivative accounting and no beneficial conversion feature exists on the issuance of the February 2003, however a beneficial conversion existed on the September 2005 issuance and was accounted for as discount to the debt which will be amortized into expense over the life of the convertible issuance.

Earnings Per Share
------------------

         In accordance with SFAS No. 128, "Earnings per Share", the Company calculates diluted earnings per share including the impact of the Company's potential stock equivalents. The Company has outstanding stock options, warrants and convertible debt outstanding at September 30, 2005 and 2004 which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 6.6 million shares for fiscal 2005 and 4.8 million shares for fiscal 2004 would have been included in the Company's diluted earnings per share calculation.

Credit Facilities
-----------------

         US Operations - The Company's current credit facility with its U.S. bank is described above under "--Fiscal 2005 Refinancing." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2007. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $4.1 million at September 30, 2005 leaving an availability of $1.7 million, and are classified as long-term on the consolidated balance sheet. The Company expects the revolving line of credit and term loan to be renewed when it matures on January 1, 2007, similar to past years.

         Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.8 million at September 30, 2005. Due to the fiscal 2005 refinancing (see "--Fiscal 2005 Refinancing Transactions"), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

Abilene, Texas Facility
-----------------------

         In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company resumed manufacturing at this facility during fiscal 2005. The Company determined that no impairment of its carrying value existed at September 30, 2005 and 2004.

Cash Used By Continuing Operating Activities
--------------------------------------------

         The $0.3 million decrease in cash used in continuing operations was the result of an $4.5 million increase in cash operating loss due to the inefficiencies cost from the Abilene manufacturing facilities offset by a decrease in working capital requirements of $4.8 million. The $4.8 million decrease in working capital requirements was attributable to a decrease in the increase of receivable levels of $3.2 million and an increase in payables of $0.6 million. The Company anticipates improving future cash flows from operations as it gains operating efficiency at the Abilene and Hungarian manufacturing facilities and a continued aggressive approach to selling the milled and chopped inventory.

Cash Used by Discontinued Operating Activities
----------------------------------------------

         Net cash used by discontinued operating activities was $1.6 million for fiscal 2005. The cash flow used by discontinued operating activities during 2005 was primarily related to the net loss of $1.7 million plus decreases in net operating assets of $0.1 million. The decrease in net operating assets consisted of a decrease in receivables and inventory of $1.3 million and $1.6 million, respectively, offset by decreases in payables of $2.8 million. The decrease in receivables and inventory related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly from the prior year.

Cash Used For Investing Activities
----------------------------------

         Net cash used for investing activities for fiscal year 2005 was $14.5 million which primarily consisted of capital expenditures. These expenditures related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

         Net cash used for investing activities for fiscal 2004 was $5.9 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility.

         Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. The Company expects capital expenditures to increase in connection with the expansion of its precursor facility in Hungary and the installation of additional carbon fiber lines to meet the increased demand for carbon fiber. See "--Fiscal 2005 Refinancing Transactions" for information related to additional funding for expansion.

Cash Provided By Financing Activities
-------------------------------------

         Net cash provided by financing activities was $23.9 million and $12.5 million for the fiscal years ended 2005 and 2004, respectively. The various financing transactions are described above.

Future Contractual Obligations
------------------------------

         A summary of significant contractual obligations is shown below. See Notes 7 and 8 to the consolidated financial statements for discussion of the Company's debt agreements and lease obligations, respectively.

                                                                LESS THAN               4-5      MORE THAN
                                                       TOTAL     1 YEAR   1-3 YEARS    YEARS      5 YEARS
                                                      -------   --------- ---------    ------    ---------
Notes payable.......................................  $   442    $  442
Convertible debentures..............................   52,800         -    $52,800
Long-term debt, including current maturities........   10,161       374      9,787     $    -     $    -
                                                      -------    ------    -------     ------     ------
     Total debt.....................................   63,403       816     62,587          -          -
Operating leases....................................      348        58        174        116          -
                                                      -------    ------    -------     ------     ------
     Total debt and operating leases................   63,751       874     62,761        116          -
Contractual interest payments.......................   11,897     4,601      7,296          -          -
Lawsuit judgment....................................    1,188     1,188          -          -          -
Purchase obligations................................    1,403     1,403          -          -          -
                                                      -------    ------    -------     ------     ------
     Total contractual obligations..................  $78,239    $8,066    $70,057     $  116     $    -
                                                      =======    ======    =======     ======     ======

         The future debt obligations and interest would be reduced by $52.8 million and $10.8 million, respectively, in exchange for 6.6 million shares of common stock if all the convertible debt was converted.

         The pro-forma effect on total contractual obligations assuming such conversion occurred as of October 1, 2005 is as follows:

                                                   CONVERSION               LESS THAN                4-5      MORE THAN
                                                     PRICE        TOTAL      1 YEAR    1-3 YEARS    YEARS      5 YEARS
                                                   ----------   ---------    ------    ---------    -----     ---------

Total contractual obligation.......................             $ 78,239    $ 8,066    $ 70,057     $  116     $    -

February 2003 issuance.............................  $ 3.25       (7,800)         -      (7,800)         -          -
October 2004 issuance..............................    9.50      (20,000)         -     (20,000)         -          -
February 2005 issuance.............................   20.00      (20,000)         -     (20,000)         -          -
September 2005 issuance............................   12.50       (5,000)         -      (5,000)         -          -
Interest payments..................................              (10,801)    (3,921)     (6,880)         -          -
                                                                --------    -------    --------     ------     ------

     Total pro forma contractual obligations.......             $ 14,638    $ 4,145    $ 10,377     $  116     $    -
                                                                ========    =======    ========     ======     ======

         The closing price of the Company's stock on December 28, 2005 as reported by Nasdaq was $8.65 per share.

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal that represents its only recourse regarding this guaranty. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. Management of the Company concluded that a full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

CRITICAL ACCOUNTING POLICIES
----------------------------

         Outlined below are accounting policies that Zoltek believes are key to a full understanding of the Company's operations and financial results. All of the Company's accounting policies are in compliance with U.S. generally accepted accounting principles ("GAAP").

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

         During fiscal 2005, 2004 and 2003, approximately $8.6 million, $7.2 million and $8.0 million, respectively, of sales were earned from one customer in the technical fiber segment.

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

         For several years prior to fiscal 2004, carbon fiber sales were depressed by excess capacity across the industry, distressed pricing across most existing markets and weakening economic conditions globally. These factors combined with the high level of inventories maintained by the Company, resulted in the Company reducing the cost of certain carbon fiber inventories to their lower estimated market values. It is possible that the market value of these carbon fiber inventories may further decrease resulting in additional charges to cost of sales (excluding available unused capacity costs).

APPLICATION AND DEVELOPMENT EXPENSES

         The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $3.3 million in fiscal 2005, $3.1 million in fiscal 2004 and $3.5 million in fiscal 2003. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

UNUSED CAPACITY COSTS

         Prior to fiscal 2005, the Company was not operating its Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $2.3 million, $4.5 million and $5.7 million for fiscal 2005, 2004 and 2003, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, the Company has resumed certain levels of manufacturing at this facility during fiscal 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 1 to the Company's Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. However, the February 2005 convertible debt issuance of $20.0 million bears interest at a variable rate and the Company plans to address the risk issue. At September 30, 2005, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's debt would result in a $0.3 million increase in interest expense based on the debt levels at September 30, 2005.

         The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, the Company does not hedge this net investment. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. The Company's net foreign currency investment in Zoltek Rt. translated into U.S. dollars using period-end exchange rates was $35.3 million at September 30, 2005 and 2004, respectively. The potential loss in value of the Company's net foreign currency investment in Zoltek Rt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint at September 30, 2004 and 2003 amounted to $3.5 million. In addition, as of September 30, 2005, the Company has a long-term loan with its Zoltek Rt. subsidiary of $25.0 million. The Company does not expect the loan to be repaid in the near future, in fact the Company expects the loan to increase as the Company continues to invest in the expansion of its carbon fiber operations at its Hungarian facility. As such, the Company considers this loan as a permanent investment. The Company could have unrealized gains or losses on the loan as the value of the Forint increases or decreases against the U.S. Dollar, which will be recognized through cumulative translation adjustment of equity. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint. As a result, Zoltek Rt. is exposed to foreign currency risks related to these transactions. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt.

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which was $29.0 million and $13.7 million at September 30, 2005 and 2004 respectively. Any unrealized changes, which is an inverse relation to changes in the Company's stock price, in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (Loss) on value of warrants and conversion feature." Since these gains and loss are non-cash in nature the Company does not expect to employ a type of hedging strategy related to these transactions.

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

         The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K, as amended, the Company's Chief Executive Officer and Chief Financial Officer concluded that various material weaknesses existed as of September 30, 2005.

         The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management and the Independent Registered Public Accounting Firm to discuss audit and financial reporting matters. To ensure independence, PricewaterhouseCoopers LLP has direct access to the Audit Committee.

         The Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with the Standards of the Public Company Accounting Oversight Board (United States). These standards include consideration of internal control over financial reporting controls for the purpose of determining the nature, timing, and extent of auditing procedures necessary for expressing their opinion on the financial statements.

/s/ Zsolt Rumy
-----------------
Zsolt Rumy
January 3, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Zoltek Companies, Inc.:

We have completed an integrated audit of Zoltek Companies, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005, and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Zoltek Companies, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effects of: (1) an ineffective control environment due to a) the lack of a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company and b) the lack of an appropriate level of control consciousness as it relates to the establishment and maintenance of policies and procedures with respect to the primary components of information technology general controls; (2) ineffective controls over certain of its period-end financial reporting processes related to a) the completeness, accuracy and validity of the period-end consolidation process, b) the preparation and review of the interim and annual consolidated financial statements and disclosures, and c) the completeness and accuracy of foreign currency translations related to the Company's investment in its Hungarian subsidiary; (3) ineffective controls over the preparation, review and approval of journal entries; (4) ineffective controls over the preparation, review and approval of certain account reconciliations; (5) ineffective controls over the determination of the allowance for doubtful accounts; (6) ineffective controls over the accounting for inventory related to a) the completeness and accuracy of physical inventory quantities and b) the accuracy and valuation of inventory; (7) ineffective controls over the completeness and accuracy of property, plant and equipment; (8) ineffective controls over the completeness and accuracy of its accounting for derivatives associated with convertible debt and the related amortization of financing fees and debt discount and gain (loss) on value of warrants and conversion feature; (9) ineffective controls over the completeness and accuracy of its earnings per share calculation and related disclosures; and
(10) ineffective controls over segregation of duties (both manual and automated), including access to financial applications and data, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses as of September 30, 2005 have been identified and included in management's assessment.

1) The Company did not maintain an effective control environment because of the following material weaknesses.

     a) The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of GAAP commensurate with the Company's financial reporting requirements.

     b) The Company did not maintain an appropriate level of control consciousness as it relates to the establishment and maintenance of policies and procedures with respect to the primary components of information technology general controls. This resulted in either not having appropriate controls designed and in place or not achieving operating effectiveness over systems development, software change management, computer operations and security, which are referred to as "information technology general controls." Additionally, the Company lacked a sufficient complement of personnel with a level of knowledge and experience to maintain an appropriate information technology organizational structure.

     The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. These control environment material weaknesses contributed to the material weaknesses discussed in 2 through 10 below. Additionally, these control environment material weaknesses could result in a misstatement of significant accounts and disclosures, including those described in 2 through 10 below, that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

     Management has determined that each of the control deficiencies described in a and b above constitute a material weakness.

2) The Company did not maintain effective controls over certain of its period-end financial reporting processes because of the following material weaknesses.

     a) The Company did not maintain effective controls over the completeness, accuracy and validity of the period-end consolidation process. Specifically, effective controls were not designed and in place to ensure all required consolidation entries relating to substantially all financial statement accounts were identified, analyzed and approved prior to being recorded. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

     b) The Company did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements and disclosures. Specifically, effective controls were not designed and in place over the process related to (i) identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures, and (ii) the performance of period-end financial analyses including analytical reviews. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

     c) The Company did not maintain effective controls over the completeness and accuracy of foreign currency translations related to the Company's investment in its Hungarian subsidiary. Specifically, the Company's controls over the translation of transactions and account balances denominated in foreign currencies were not effectively designed to ensure that the translated amounts were determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the cumulative translation adjustment (a component of the accumulated other comprehensive loss) and other income and expense in the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

     The control deficiencies described in a through c above could result in a misstatement of accounts or disclosures that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

     Management has determined that each of the control deficiencies described in a through c above constitute a material weakness.

3) The Company did not maintain effective controls over the preparation, review and approval of journal entries. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of the Company's period-end closing and consolidation process. This control deficiency affects substantially all financial statement accounts and resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4) The Company did not maintain effective controls over the preparation, review and approval of certain account reconciliations. Specifically, the Company did not maintain effective controls over the completeness and accuracy of supporting schedules and underlying data supporting account reconciliations prepared for certain prepaid expenses and accrued liabilities. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of the Company's prepaid expenses and accrued liabilities accounts that would result in a material misstatement to the Company's interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5) The Company did not maintain effective controls over the determination of the allowance for doubtful accounts. Specifically, the Company did not maintain effective controls to ensure the accuracy and completeness of the allowance for doubtful accounts at its Hungarian subsidiary. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of the Company's allowance for doubtful accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6) The Company did not maintain effective controls over the accounting for inventory because of the following material weaknesses.

     a) The Company did not maintain effective controls over the completeness and accuracy of physical inventory quantities. Specifically, effective controls were not designed and in place to ensure that (i) the Company's perpetual inventory records were appropriately updated for the results of cycle counts performed and (ii) an accurate and complete physical inventory was achieved and that the Company's perpetual inventory records were appropriately updated for the results of the annual physical inventory. These control deficiencies resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

     b) The Company did not maintain effective controls over the accuracy and valuation of inventory. Specifically, effective controls were not designed and in place to (i) ensure the proper determination and review of inventory costing and valuation at period-end, (ii) perform the proper analysis and review of inventory manufacturing variances for capitalization at period-end and (iii) ensure the proper determination and review of the lower of cost or market reserve at period-end. These control deficiencies resulted in audit adjustments to the Company's 2005 annual consolidated financial statements.

     The control deficiencies described in a and b above could result in a misstatement of the Company's inventory and cost of goods sold accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

     Management has determined that each of the control deficiencies described in a and b above constitute a material weakness.

7) The Company did not maintain effective controls over the completeness and accuracy of property, plant and equipment. Specifically, effective controls were not designed and in place to ensure the complete and accurate capitalization of internal costs and the capitalization of interest in connection with the Company's property, plant and equipment additions. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of the Company's property, plant and equipment, depreciation expense and interest expense that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

8) The Company did not maintain effective controls over the completeness and accuracy of its accounting for derivatives associated with convertible debt and the related amortization of financing fees and debt discount and gain (loss) on value of warrants and conversion feature. Specifically, effective controls were not designed and in place over the accounting for derivatives in connection with the Company's convertible debt issued in January, March and October 2004, and February and September 2005 to ensure the completeness and accuracy of the accounting for (i) the beneficial conversion feature embedded in the

     Company's convertible debt, or (ii) the common stock purchase warrants issued in connection with the Company's convertible debt. This control deficiency resulted in misstatements to long-term liabilities, shareholders' equity, interest expense, amortization expense, and fair value gains and losses which resulted in the restatement of the Company's 2004 annual consolidated financial statements, as well as the Company's interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, and the 2005 interim consolidated financial statements for the quarters ending December 31, 2004 and March 31, 2005, as well as audit adjustments to the Company's quarter ended September 30, 2005 consolidated financial statements. In addition, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

9) The Company did not maintain effective controls over the completeness and accuracy of its earnings per share calculation and the related disclosures. Specifically, the Company did not maintain effective controls over the appropriate sequencing of warrants and convertible debt instruments for determining diluted earnings per share. This control deficiency resulted in the restatement of the Company's interim consolidated financial statements for the quarter ended March 31, 2005. In addition, this control deficiency could result in a material misstatement to earnings per share that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

10) The Company did not maintain effective controls over segregation of duties (both manual and automated), including access to financial applications and data. Specifically, certain financial accounting, reporting and information technology personnel had unrestricted access to financial applications and data, without independent monitoring, that allowed the creation, review, and processing of financial data without independent review and authorization for (i) purchases and payables, (ii) payroll, (iii) debt and related interest expense, (iv) revenue and accounts receivable, (v) fixed assets, and (vi) inventory. This control deficiency did not result in adjustments to the Company's 2005 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of the Company's financial statement accounts and disclosures, including those described in (i) through (vi) above, that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Zoltek Companies, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Zoltek Companies, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
January 3, 2006

                                                   ZOLTEK COMPANIES, INC.
                                                 CONSOLIDATED BALANCE SHEET
                                  (Amounts in thousands, except share and per share data)

ASSETS                                                                                                  September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    2005            2004
                                                                                                  --------        --------
Current assets:
     Cash and cash equivalents.................................................................   $    255        $    267
     Accounts receivable, less allowance for doubtful accounts of $718 and $981, respectively..     11,101          11,611
     Inventories...............................................................................     24,753          25,902
     Other current assets......................................................................      3,195           1,167
                                                                                                  --------        --------
          Total current assets.................................................................     39,304          38,947
Property and equipment, net....................................................................     88,018          80,414
Other assets...................................................................................      3,107           3,094
                                                                                                  --------        --------
          Total assets.........................................................................   $130,429        $122,455
                                                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................   $    374        $    570
     Trade accounts payable....................................................................     13,267          13,257
     Notes payable.............................................................................        442           2,441
     Accrued expenses and other liabilities....................................................      6,149           5,877
                                                                                                  --------        --------
          Total current liabilities............................................................     20,232          22,145
Other long-term liabilities....................................................................        107             357
Value of warrants and conversion feature associated with convertible debenture.................     29,024          13,721
Long-term debt, less current maturities........................................................     40,421          42,002
                                                                                                  --------        --------
          Total liabilities....................................................................     89,784          78,225
                                                                                                  --------        --------
Commitments and contingencies (see Note 8)
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding........................................................          -               -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       19,213,384 and 16,307,338 shares issued and outstanding, respectively...................        189             163
     Additional paid-in capital................................................................    148,982         109,524
     Accumulated deficit ......................................................................    (95,705)        (55,312)
     Accumulated other comprehensive loss......................................................    (12,821)        (10,145)
                                                                                                  --------        --------
          Total shareholders' equity...........................................................     40,645          44,230
                                                                                                  --------        --------
          Total liabilities and shareholders' equity...........................................   $130,429        $122,455
                                                                                                  ========        ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                                ZOLTEK COMPANIES, INC.
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Amounts in thousands, except per share data)

                                                                                        Year Ended September 30,
------------------------------------------------------------------------------------------------------------------------
                                                                                  2005           2004             2003
                                                                                --------       --------         --------
Net sales...................................................................    $ 60,204       $ 39,827         $ 33,683
Cost of sales, excluding available unused capacity costs....................      56,836         33,401           28,497
Available unused capacity costs.............................................       2,347          4,466            5,716
Application and development costs...........................................       3,324          3,070            3,453
Selling, general and administrative expenses................................       5,846          4,604            5,922
                                                                                --------       --------         --------
     Operating loss from continuing operations..............................      (8,149)        (5,714)          (9,905)
Other income (expense):
     Interest expense, excluding amortization of financing fees, debt
       discount and beneficial conversion feature...........................      (3,000)        (3,429)          (1,875)
     Amortization of financing fees, debt discount and beneficial
       conversion feature...................................................      (8,469)        (2,577)             (84)

     Loss on value of warrants and conversion feature.......................     (16,574)        (4,920)               -
     Interest income........................................................           2             21               57
     Other, net.............................................................      (1,776)          (150)             (47)
                                                                                --------       --------         --------
          Loss from continuing operations before income taxes...............     (37,966)       (16,769)         (11,854)
Income tax expense..........................................................         708            434              535
                                                                                --------       --------         --------
     Net loss from continuing operations....................................     (38,674)       (17,203)         (12,389)
                                                                                --------       --------         --------
Discontinued operations:
     Operating loss.........................................................      (1,719)        (4,945)          (3,213)
     Loss on disposal of discontinued operations............................           -           (659)               -
                                                                                --------       --------         --------
          Net loss on discontinued operations ..............................      (1,719)        (5,604)          (3,213)
                                                                                --------       --------         --------
Net loss....................................................................    $(40,393)      $(22,807)        $(15,602)
                                                                                ========       ========         ========
Net loss per share:
     Basic and diluted loss per share:
          Continuing operations - basic and diluted.........................    $  (2.14)      $  (1.05)        $  (0.76)
          Discontinued operations - basic and diluted.......................       (0.09)         (0.35)           (0.20)
                                                                                --------       --------         --------
               Total........................................................    $  (2.23)      $  (1.40)        $  (0.96)
                                                                                ========       ========         ========

Weighted average common shares outstanding..................................      18,050         16,372           16,307


                 The accompanying notes are an integral part of the consolidated financial statements.

                                                  ZOLTEK COMPANIES, INC.
                                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (Amounts in thousands)

                                      Total Share-              Add'l    Accumulated Other
                                        holders'    Common     Paid-In     Comprehensive   Treasury   Accumulated   Comprehensive
                                         Equity     Stock      Capital     Income (Loss)    Stock      (Deficit)     Income (Loss)
---------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2002...........  $ 75,904    $ 163     $ 108,897      $(16,253)     $     -     $(16,903)
Net loss..............................   (15,602)                                                       (15,602)      $(15,602)
Foreign currency translation
  adjustment..........................     3,821                                3,821                                    3,821
                                                                                                                      --------
         Comprehensive loss...........                                                                                $(11,781)
                                                                                                                      ========
Warrants issued with sub-debt.........       372                    372
Exercise of stock options.............        21                     21
                                        --------    -----     ---------      --------      -------     --------
Balance, September 30, 2003...........    64,516      163       109,290       (12,432)           -      (32,505)
Net loss..............................   (22,807)                                                       (22,807)      $(22,807)
Foreign currency translation
  adjustment..........................     2,287                                2,287                                    2,287
                                                                                                                      --------
         Comprehensive loss...........                                                                                $(20,520)
                                                                                                                      ========
Exercise of stock options
  and warrants........................       234        -           234
                                        --------    -----     ---------      --------      -------     --------
Balance, September 30, 2004...........    44,230      163       109,524       (10,145)           -      (55,312)
Net loss..............................   (40,393)                                                       (40,393)      $(40,393)
Foreign currency translation
  adjustment..........................    (2,676)                              (2,676)                                  (2,676)
                                                                                                                      --------
         Comprehensive loss...........                                                                                $(43,069)
                                                                                                                      ========
Value of warrants and conversion
  feature at time of conversion.......    26,845                 26,845
Unamortized value of convertible debt
  discount at time of conversion......    (5,463)                (5,463)
Warrants exercised....................     2,525        3         2,522
Value of warrants and beneficial
  conversion feature issued
  with convertible debt...............     2,303                  2,303
Convertible debt converted............    13,161       22        13,139
Interest paid in stock................        92                     92
Issuance cost related to convertible
  debt conversions....................      (401)                  (401)
Exercise of stock options.............       422        1           421
                                        --------    -----     ---------      --------      -------     --------
Balance, September 30, 2005...........  $ 40,645    $ 189     $ 148,982      $(12,821)     $     -     $(95,705)
                                        ========    =====     =========      ========      =======     ========


                    The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Amounts in thousands)

                                                                                        Year Ended September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                                  2005           2004            2003
                                                                                --------       --------        --------

Cash flows from operating activities:
     Net loss..............................................................     $(40,393)      $(22,807)       $(15,602)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
          Loss from discontinued operations................................        1,719          5,604           3,213
          Depreciation and amortization....................................        5,232          5,567           5,842
          Amortization of financing and warrants...........................        8,469          2,577              84
          Change in value of warrant and conversion feature................       16,574          4,920               -
          Foreign currency transaction (gains) losses......................            -            128             787
          Other, net.......................................................          117            (38)            (36)
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable...................       (1,234)        (4,467)          1,520
              (Increase) decrease in inventories...........................         (147)          (170)            783
              (Increase) decrease in prepaid expenses and other assets.....         (795)           170             342
              Increase (decrease) in trade accounts payable................        3,053          2,433          (1,473)
              Increase (decrease) in accrued expenses and other liabilities          295         (1,646)          2,960
              Decrease in other long-term liabilities......................         (366)            (1)           (669)
                                                                                --------       --------        --------
                  Total adjustments........................................       32,916         15,077          13,353
                                                                                --------       --------        --------
     Net cash used by continuing operations................................       (7,476)        (7,730)         (2,249)
     Net cash provided (used) by discontinued operations...................       (1,624)           512          (2,196)
                                                                                --------       --------        --------
Net cash used by operating activities......................................       (9,100)        (7,218)         (4,445)
                                                                                --------       --------        --------
Cash flows from investing activities:
     Proceeds from sale of long-term investment............................                           -             641
     Payments for purchase of property and equipment.......................      (14,790)        (6,001)         (1,430)
     Proceeds from sale of property and equipment..........................            1            137             121
                                                                                --------       --------        --------
   Net cash used by continuing operations..................................      (14,789)        (5,866)           (668)
   Net cash used by discontinued operations................................           (2)            (9)           (147)
                                                                                --------       --------        --------
Net cash used by investing activities......................................      (14,491)        (5,872)           (815)
                                                                                --------       --------        --------
Cash flows from financing activities:
     Proceeds from exercise of common stock options and warrants...........        2,947            255              21
     Proceeds from issuance of convertible debt and warrants...............       45,000         12,750           8,100
     Proceeds from issuance of notes payable...............................            -         12,581           8,140
     Proceeds from issuance of note payable to related party...............            -          1,400               -
     Payment of financing fees.............................................       (1,693)        (1,249)              -
     Repayment of notes payable and long-term debt.........................      (22,349)       (11,811)        (10,880)
     Repayment of note payable to related party............................            -         (1,400)              -
                                                                                --------       --------        --------
Net cash provided by financing activities..................................       23,905         12,526           5,381
                                                                                --------       --------        --------
Effect of exchange rate changes on cash....................................          (26)            (7)             32
                                                                                --------       --------        --------
Net increase (decrease) in cash............................................          (12)          (571)            153
Cash and cash equivalents at beginning of period...........................          267            838             685
                                                                                --------       --------        --------
Cash and cash equivalents at end of period.................................     $    255       $    267        $    838
                                                                                ========       ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid (refunded) during the year for:
     Interest..............................................................     $  3,679       $  3,436        $  1,875
     Income taxes..........................................................            -              -               -
Non-cash conversion of convertible securities..............................     $ 13,161              -               -

                   The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

         Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly owned subsidiaries, Zoltek Corporation, Zoltek Properties Inc., Zoltek Rt., and Engineering Technology Corporation ("Entec Composite Machines"). Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers, a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Rt. manufactures and markets acrylic fibers for the carbon fiber industry. Other Zoltek Rt. products include nylon granules, plastic grids and nets, and carboxymethyl cellulose. During the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue and exit its CMC division. This division is not part of the long-term strategy of the Company and is not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company transactions and balances have been eliminated upon consolidation.

LIQUIDITY AND BASIS OF PRESENTATION

         Due to the timing of development of markets for carbon fiber products in each of the past five fiscal years, the Company has incurred significant operating losses and the Company's operations have used cash in excess of cash generated by operating activities. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

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

         In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million, $15.0 million, $20.0 million and $10.0 million, respectively, of which the first two tranches have been drawn down. The agreement provides for Zoltek to draw down the remaining financing over the next twelve months subject to the Company registering the shares related to the prior draw-downs. In December 2005, the Company extended the expiration of its credit facility with the U.S. bank to January 1, 2007. The extended credit facility consists of a term loan of $0.3 million and a revolving credit loan with maximum available borrowings of $5.5 million, of which $1.7 million and $5.5 million was available as of September 30 and December 31, 2005, respectively. The Company anticipates it will require the remaining proceeds of the $50.0 million financing package or other significant financing in fiscal 2006 to support its previously announced capacity expansion program. The Company believes this is sufficient to fund near-term liquidity needs but there are no guarantees that changes in events and circumstances based on the factors described above could lead to the need for additional borrowings.

         The Company believes the financing package mentioned above of which $20 million have been received along with the availability under the Company's revolving credit facility is sufficient to fund Zoltek's operations during 2006.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

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

         In the fiscal years ended September 30, 2005 and 2004, the Company reported sales of $8.6 million and $7.2 million, respectively, to a major aircraft brake manufacturer which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

CASH AND CASH EQUIVALENTS

         All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The subordinated debt agreements of 2004 and 2005 require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in compliance with as of September 30, 2005.

INVENTORIES

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company has recorded an inventory valuation reserve of $3.1 million and $3.9 million as of September 30, 2005 and 2004, respectively, to reduce the carrying value of inventories to a net realizable value. No material adjustments to the reserve were required in the current year. The reserves were established primarily due to intensified overcapacity for certain carbon fiber products in prior years.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures, which improve the asset or extend the useful life, are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. The Company capitalized interest during fiscal 2005 of $1.2 million as it started its carbon fiber expansion in Hungary. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

         The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

              Buildings and improvements.................10 to 20 years
              Machinery and equipment....................3 to 20 years
              Furniture, fixtures and software...........7 to 10 years

         Depreciation expense was $5.2 million, $5.6 million and $5.8 million for the fiscal years ended 2005, 2004 and 2003, respectively.

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

         In the third quarter of fiscal 2001, the Company elected to temporarily idle a significant part of the operations located at the Abilene, Texas facility. The Company resumed manufacturing at this facility during fiscal 2005. The Company determined that no impairment of its carrying value existed at September 30, 2005 and 2004.

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

FINANCIAL INSTRUMENTS

         The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2005 and 2004.

         The Company has debt obligations that bear interest at a variable rate. The carrying value of debt with a variable rate approximated its fair value at September 30, 2005 and 2004.

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which was $29.0 million and $13.7 million at September 30, 2005 and 2004 respectively.

APPLICATION AND DEVELOPMENT EXPENSES

         The Company is actively pursuing the development of a number of applications for the use of its carbon fiber and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $3.3 million in fiscal 2005, $3.1 million in fiscal 2004 and $3.5 million in fiscal 2003. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses could be incurred in future periods.

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

EARNINGS PER SHARE


         In accordance with SFAS No. 128, "Earnings per Share," the Company calculates diluted earnings per share including the impact of the Company's potential stock equivalents. The Company has outstanding stock options, warrants and convertible debt outstanding at September 30, 2005 and 2004 which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 6.6 million shares for fiscal 2005 and 4.8 million shares for fiscal 2004 would have been included in the Company's diluted earnings per share calculation.

STOCK-BASED COMPENSATION

         At September 30, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its related interpretations. No stock-based employee compensation costs are reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company granted 187,500, 77,500 and 112,500 employee stock options with an exercise price that equaled the Company's stock price on the applicable date of grant in fiscal 2005, 2004 and 2003, respectively. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock Based Compensation", to stock-based employee compensation (in thousands, except per share):

                                                                          2005            2004            2003
                                                                        --------        --------        --------
         Net loss:
             As reported..........................................      $(40,393)       $(22,807)       $(15,602)
             Total stock-based employee compensation
               expense determined under fair value-based
               method for all awards, net of tax effects..........          (294)           (168)            (71)
                                                                        --------        --------        --------
             Pro forma............................................      $(40,687)       $(22,975)       $(15,673)

         Basic and diluted loss per share:
             As reported..........................................      $  (2.23)       $  (1.40)       $  (0.96)
             Pro forma............................................      $  (2.25)       $  (1.41)       $  (0.96)

         The pro forma information required by FAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its stock option plans under the fair value method. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

         Assumptions:                                                      2005           2004            2003
         -----------                                                     -------         -------        -------
         Expected life of options.................................       6 years         6 years        6 years
         Risk-free interest rate..................................         4.19%           4.25%          4.25%
         Volatility of stock......................................           68%             77%            96%
         Expected dividend yield..................................            --              --             --

         The fair value of the options granted during 2005, 2004 and 2003 was $684,221, $159,961 and $119,513, respectively.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-R "Accounting for Stock-Based Compensation" (FAS No. 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. FAS No. 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal years beginning after June 15, 2005. Management expects the compensation expense impact on future results of operations will be an immaterial difference from the $0.3 million disclosed in above footnote.

RECENT ACCOUNTING PRONOUNCEMENT

         On November 24, 2004, the Financial Accounting Standards Board (FASB or the "Board") issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Board made the decision to clarify the meaning of the term "normal capacity". The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

2.       FINANCING TRANSACTIONS
------------------------------------------------------------------------------

Warrant and Conversion Features
-------------------------------

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the fiscal results ended September 30, 2005 and 2004.

                                                                      YEAR ENDED SEPTEMBER 30, 2005
                                                                      -----------------------------
                                                                               CONVERSION
                                                                   WARRANTS     FEATURES         TOTAL
                                                                   --------     --------         -----
         January 2004 issuance - mark to market .................  $(1,083)     $ (8,164)      $ (9,247)
         February 2004 issuance - mark to market.................     (775)       (5,684)        (6,459)
         October 2004 issuance - mark to market..................   (2,025)       (3,958)        (5,983)
         February 2005 issuance - mark to market.................    1,172         3,943          5,115
                                                                   -------      --------       --------
                  Gain or loss on value of warrants and
                    conversion feature...........................  $(2,711)     $(13,863)      $(16,574)
                                                                   =======      ========       ========

                                                                      YEAR ENDED SEPTEMBER 30, 2004
                                                                      -----------------------------
                                                                               CONVERSION
                                                                   WARRANTS     FEATURES         TOTAL
                                                                   --------     --------         -----
         January 2004 issuance - mark to market .................  $(1,109)     $(4,039)        $(5,148)
         March 2004 issuance - mark to market ...................       18          210             228
                                                                   -------      -------         -------
                  Gain or loss on value of warrants and
                    conversion feature...........................  $(1,091)     $(3,829)        $(4,920)
                                                                   =======      =======         =======

2005 Refinancing
----------------

         In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million which was drawn down on September 30, 2005, $15.0 million which was drawn down in December 2005, $20.0 million and $10.0 million. The agreement provides for Zoltek to draw down the remaining financing over the next twelve months subject to the Company registering the shares related to the prior draw downs in September and December 2005. The borrowings incurred at each closing will mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, which correlates to a conversion price of $12.50 per share. Debentures issuable at the third and fourth closings will be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing. This issuance is collateralized by the existing carbon fiber assets of the Company's Hungarian subsidiary.

         In the first two closings, the debentures were issued with five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. In the third and fourth closings, the amount and number of attached warrants will vary according to Zoltek's share price at the time of the closing. As part of the new financing agreement, Zoltek has reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50, with the requirement that conversion take place within 30 days of the second closing. Further, Zoltek also has agreed to reduce the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued February 2005 based on the market price of Zoltek's common stock on the nine-month anniversary of the second closing. The adjusted conversion price will equal 90% of the market price of the common stock, but will not be less than $12.50 nor exceed $20.00.

         During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company wrote off the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

         In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4% which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

         In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward.

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

         Also in January 2004, the Company entered into a mortgage note with a bank in the aggregate principal amount of $6.0 million. The note has a stated maturity of three years and bears interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The note provided for payment of interest only on a monthly basis with principal balance due at time of maturity. The loan is collateralized by a security interest in the Company's headquarters facility and its two U.S. manufacturing facilities that produce carbon and technical fibers. The proceeds of this transaction were used to pay down debt of $6.0 million with its U.S. bank. Of such proceeds, $0.5 million was held in an escrow account to be released when the Company completed certain post-closing requirements. The Company completed these requirements during the third quarter of fiscal 2004 and the $0.5 million was released from escrow. This mortgage has been repaid.

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

2003 Refinancing
----------------

         The Company executed an amended credit facility agreement, dated as of February 13, 2003, with the U.S. bank. The amended credit facility agreement is structured as a term loan in the amount of $3.5 million (originally due February 13, 2005) and a revolving credit loan in the amount of $5.0 million (originally due January 31, 2004). The Company repaid $5.0 million of this loan from the proceeds of the sale of subordinated convertible debentures as discussed above. Borrowings under the amended facility are based on a formula of eligible accounts receivable and inventories of the Company's U.S.-based subsidiaries. The outstanding loans under the agreement bear interest at the prime interest rate plus 2% per annum. The loan agreement contains quarterly financial covenants related to borrowings, working capital, debt coverage, current ratio and capital expenditures. Total borrowings under the revolving credit agreement were $3.8 million and the available credit under this agreement was $1.7 million at September 30, 2005.

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

         Each issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                               (1)FEBRUARY     JANUARY      MARCH      OCTOBER     FEBRUARY   SEPTEMBER
                                                    2003        2004        2004        2004         2005       2005
                                                    ----        ----        ----        ----         ----       ----
Amount of debenture (millions)..................  $8.1        $7.0        $5.75       $20.0       $20.0       $5.0
Per share conversion price on debenture.........  $3.25       $5.40       $6.25       $12.00      $20.00      $12.50
Interest rate...................................  7.5%        6.0%        6.0%        7.0%        7.5%        7.5%
Term of debenture...............................  60 months   30 months   30 months   42 months   42 months   42 months
Warrants issued.................................  405,000     323,995     230,000     500,000     457,142     140,000
Term of warrant.................................  60 months   48 months   48 months   72 months   48 months   60 months
Per share exercise price of warrants............  $5.00       $5.40       $7.50       $13.00      $17.50      $14.50
Fair value per warrant at issuance..............  $0.93       $2.27       $5.43       $6.02       $10.47      $9.34
Value per share conversion feature at issuance..  $3.11       $1.78       $5.06       $4.31       $10.47      $9.91
Stock price on date of agreement................  $1.58       $5.40       $9.53       $9.60       $16.68      $13.15
Stock volatility at issuance....................  100%        50%         61%         75%         84%         205%
Dividend yield..................................  0.0%        0.0%        0.0%        0.0%        0.0%        0.0%
Risk free interest rate at issuance.............  3.0%        2.78%       2.44%       3.71%       3.46%       4.25%

--------
       (1) The warrants issued in connection with the February 2003 and September 2005 convertible issuance meet the criteria of EITF 00-19 for equity classification as they do not contain similar registration rights obligations with respect to the underlying shares. The conversion feature on the related debt does not require derivative accounting and no beneficial conversion feature exists on the issuance of the February 2003, however, a beneficial conversion existed on the September 2005 issuance and was accounted for as discount to the debt which will be amortized into expense over the life of the convertible issuance.

3.       DISCONTINUED OPERATIONS
------------------------------------------------------------------------------

         In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC division of its Zoltek Rt. operations. These divisions are not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These divisions had been included in the Specialty Products segment (see Note 11).

Certain information with respect to the discontinued operations of the acrylic and nylon fibers divisions for the years ended September 30, 2005, 2004 and 2003 is summarized as follows (amounts in thousands):

                                                               2005         2004           2003
                                                              -------      -------       -------
         Net sales..........................................  $ 8,181      $21,791       $29,856
         Cost of sales......................................    7,397       22,308        29,131
                                                              -------      -------       -------
              Gross profit..................................      783         (517)          725
         Selling, general and administrative expenses.......   (2,412)      (4,609)       (3,494)
                                                              -------      -------       -------
              Loss from operations..........................   (1,629)      (5,126)       (2,769)
         Other income (expense).............................      (90)         181          (444)
                                                              -------      -------       -------
              Net loss from operations......................   (1,719)      (4,945)       (3,213)
         Loss on disposal of discontinued operations........        -         (659)            -
                                                              -------      -------       -------
         Loss on discontinued operations....................  $(1,719)     $(5,604)      $(3,213)
                                                              =======      =======       =======

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. During the third quarter of fiscal 2004, Hardcore filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. The Company recorded an additional accrual of $0.5 million, which was recorded in discontinued operations to fully accrue the liability under the judgment. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal. Management believes that the ultimate resolution of this litigation will not have further material adverse effect on the Company's results of operations or financial condition. For additional information, see Note 9 to the Company's Consolidated Financial Statements.

4.       INVENTORIES
------------------------------------------------------------------------------

Inventories consist of the following (amounts in thousands):

                                                         September 30,
                                                      2005           2004
                                                    --------       --------
         Raw materials...........................   $ 11,872       $  5,462
         Work-in-process.........................        430          1,177
         Finished goods..........................     11,638         18,317
         Supplies, spares and other..............        813            946
                                                    --------       --------
                                                    $ 24,753       $ 25,902
                                                    ========       ========

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company has recorded an inventory valuation reserve of $3.1 million and $5.1 million as of September 30, 2005 and 2004, respectively, to reduce the carrying value of inventories to net realizable value. No material adjustments to the reserve were required in the current year. The reserves were established primarily due to intensified overcapacity for certain carbon fiber products.

5.       PROPERTY AND EQUIPMENT
------------------------------------------------------------------------------

Property and equipment consists of the following (amounts in thousands):

                                                          September 30,
                                                      2005           2004
                                                    --------       --------
Land.............................................   $  1,706       $  1,732
Buildings and improvements.......................     32,744         32,696
Machinery and equipment..........................     87,887         82,282
Furniture, fixtures and software.................      5,493          5,563
Construction in progress.........................     10,842          7,049
                                                    --------       --------
                                                     138,662        129,322
Less:  accumulated depreciation..................    (50,644)       (48,908)
                                                    --------       --------
                                                    $ 88,018       $ 80,414
                                                    ========       ========

         During 2004, the Company was not operating its Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $2.3 million, $4.5 million and $5.7 million for fiscal 2005, 2004 and 2003, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, the Company has resumed certain levels of manufacturing at this facility during fiscal 2005. With the reactivation of the Abilene plant, unused capacity costs are expected to diminish and, ultimately, be fully absorbed in ongoing production once all the carbon fiber lines start operating in fiscal 2006.

6.       INCOME TAXES
------------------------------------------------------------------------------

         The components of income tax expense for the years ended September 30, are as follows (amounts in thousands):

                                                            2005           2004           2003
                                                          --------       --------       --------
From continuing operations:
     Current:
         Federal.....................................     $      -       $      -       $      -
         State.......................................            -              -              -
         Non-U.S. local..............................          708            434            171
                                                          --------       --------       --------
                                                               708            434            171
                                                          --------       --------       --------
     Deferred:
         Federal.....................................            -              -            203
         State.......................................            -              -             17
         Non-U.S. ...................................            -              -            144
                                                          --------       --------       --------
                                                                 -              -            364
                                                          --------       --------       --------
              Total .................................     $    708       $    434       $    535
                                                          ========       ========       ========

         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax asset at September 30 are as follows (amounts in thousands):

                                                                        2005                2004
                                                                     -----------        -----------
     Tax effect of regular net operating loss carry-forwards......   $   (23,758)       $   (18,134)
     Valuation allowance on net operating loss carry-forwards.....        18,889             13,971
     Tax effect of capital loss carry-forward.....................          (523)              (526)
     Valuation allowance on capital loss carry-forward............           523                526
     Depreciation.................................................         5,029              4,407
     Employee related costs.......................................           (79)               (88)
     Prepaids ....................................................            49                  -
     Bad debt accrual.............................................          (125)              (127)
     Other........................................................           (15)               (29)
                                                                     -----------        -----------
              Total net deferred tax asset........................   $         0        $         0
                                                                     ===========        ===========

         The benefit for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                         2005          2004           2003
                                                                      ----------    ----------     ----------
At statutory rate:
         Income taxes on loss from continuing operations..........    $  (14,212)   $   (5,625)    $   (3,874)
Increases (decreases):
         Lower effective tax rate on non-U.S. operations..........           999         1,054            768
         Change in valuation allowance on net operating loss......         4,915         2,588          3,501
         Local taxes, non-U.S.....................................           714           435            171
         State taxes, net of federal benefit......................             -             -             16
         Amortization of warrant discount.........................         2,359           274              -
         Fair market value of warrants............................         5,635         1,673              -
         Other....................................................           298            35            (48)
                                                                      ----------    ----------     ----------
                                                                      $      708    $      434     $      534
                                                                      ==========    ==========     ==========

         The consolidated loss from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2005, 2004 and 2003 was as follows (amounts in thousands):

                                                                         2005          2004           2003
                                                                      ----------    ----------     ----------
Domestic..........................................................    $  (22,565)   $  (15,908)    $  (10,267)
Foreign...........................................................        (5,401)         (861)        (1,587)
                                                                      ----------    ----------     ----------
Loss from continuing operations before income taxes...............    $  (27,966)   $  (16,769)    $  (11,854)
                                                                      ==========    ==========     ==========

         Zoltek Rt.'s accumulated deficit of $(8,003,000) at September 30, 2005 and accumulated earnings of $957,000 and $3,568,000 at September 30, 2004 and 2003, respectively, are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.

         The Company currently has a net operating loss carry-forward of approximately $71.0 million which expires between 2020 and 2025. The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.

7.       DEBT
------------------------------------------------------------------------------

Credit Facilities
-----------------

         US Operations - The Company's current credit facility with its U.S. bank is described in Note 2 under "--2005 Refinancing." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2007. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $4.1 million at September 30, 2005 leaving an availability of $1.7 million.

         Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.8 million at September 30, 2005. Due to the fiscal 2004 refinancing (see "--2004 Refinancing" in Note 2), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

         The Company's convertible debt issuances in fiscal 2004 and 2005 have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at September 30, 2005 (see "--2004 Refinancing" and "--2005 Refinancing" in Note 2).

Long-term debt consists of the following (amounts in thousands):

                                                                                                 September 30,
                                                                                              2005           2004
                                                                                            --------       -------

     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15,392 to maturity in January 2007...................   $  1,442       $ 1,419

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
         to be repaid from real estate and personal property tax abatements .............      1,865         1,781

     Convertible debentures due February 2008 bearing interest at 7.0%...................      7,800         8,100

     Revolving credit agreement, maturing in January 2007, bearing interest at prime
         plus 2.0% (prime rate at September 30, 2005 was 6.75%) .........................      3,788         5,000

     Term loan, $0.3 million payable quarterly installments of $0.1 million in 2006, bearing interest at prime plus 2.0% (prime rate at
         September 30, 2005 was 6.75%)...................................................        300           700

     Convertible debentures due June 2006 bearing interest at 6%, converted in 2005......          -         7,000

     Convertible debentures due September 2006 bearing interest at 6%, converted in 2005.          -         5,750

     Mortgage payable with interest of 13.5% interest only payments
         Repaid in 2005..................................................................          -         6,000

     Convertible debentures due April 2008 bearing interest at 7%........................     20,000             -

     Convertible debentures due August 2008 bearing interest at LIBOR plus 4%............     20,000             -

     Convertible debentures due March 2009 bearing interest at 7.5%......................      5,000             -

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)....................      2,766        13,568
                                                                                            --------       -------
         Total debt......................................................................     62,961        49,318
         Less: Conversion feature and debt discount associated
            with warrants................................................................    (22,166)       (6,746)
         Less: amounts payable within one year...........................................       (374)         (570)
                                                                                            --------       -------
     Total long-term debt ...............................................................   $ 40,421       $42,002
                                                                                            ========       =======

         Following is a schedule of required principal payments of long-term debt (amounts in thousands):

                 Year ending
                September 30,                                    Total
                -------------                                    -----
                   2006......................................   $   374
                   2007......................................     5,305
                   2008......................................    52,282
                   2009......................................     5,000
                   2010......................................         -
                   Thereafter................................         -
                                                                -------
                                                                $62,961
                                                                =======

Value of derivative liabilities at:
-----------------------------------

                                                                       YEAR ENDED SEPTEMBER 30, 2005
                                                                       -----------------------------
                                                                                 CONVERSION
                                                                   WARRANTS       FEATURES         TOTAL
                                                                   --------       --------         -----
         January 2004 issuance...................................  $   1,818      $      -       $   1,818
         March 2004 issuance.....................................        867             -             867
         October 2004 issuance...................................      5,033        11,141          16,174
         February 2005 issuance..................................      3,637         6,526          10,163
                                                                   ---------      --------       ---------
                  Totals.........................................  $  11,353      $ 17,667       $  29,024
                                                                   =========      ========       =========

                                                                             SEPTEMBER 30, 2004
                                                                             ------------------
                                                                                 CONVERSION
                                                                   WARRANTS       FEATURES         TOTAL
                                                                   --------       --------         -----

         January 2004 issuance  .................................. $   1,844      $  6,351       $   8,195
         March 2004 issuance  ....................................     1,198         4,328           5,526
                                                                   ---------      --------       ---------
                  Totals.......................................... $   3,042      $ 10,679       $  13,721
                                                                   =========      ========       =========

8.       COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------

LEASES

         Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease that expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease requires annual rental payments of $57,991 through October 2010, no further rental payments are required through initial term of lease. Rental expense related to this lease was $57,991 for the years ended September 30, 2005, 2004 and 2003.

LEGAL

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter, has filed counterclaims and filed an appeal that represents its only recourse regarding this guaranty. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

         The Company is plaintiff in a patent infringement lawsuit pending in the United States Court of Federal Claims. The lawsuit, which has been pending since 1996, involves the alleged unauthorized use of the Company's carbon fiber processing technology in the manufacture of stealthy aircraft. A preliminary court decision has been favorable for the Company, but the Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

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

ENVIRONMENTAL

         The Company's operations generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes that all of its facilities are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulations will not have a material adverse effect on the business, results of operations or financial condition of the Company. There can be no assurance, that compliance with future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, results of operations or financial condition of the Company.

SOURCES OF SUPPLY

         As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

         The major materials used by the Specialty Products Business Segment include acrylonitrile and other basic commodity products, which are widely available from a variety of sources.

9.       PROFIT SHARING PLAN
------------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. No contributions were made by the Company for the years ended September 30, 2005, 2004, and 2003.

10.      STOCK OPTIONS
------------------------------------------------------------------------------

         In 1992, the Company adopted a Long-term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan of which 1,051,667 are currently outstanding. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1998 and prior vest 100% five years from date of grant. Options granted in 1999 and thereafter primarily vest 100% three years from date of grant. All options were issued at an option price equal to the market price on the date of grant.

         In 1992, the Company adopted a Directors Stock Option Plan under which options to purchase 7,500 shares of common stock at the then fair market value are currently issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock, at the then fair market value. The options expire from 2005 through 2015, respectively.

         Presented below is a summary of stock option plans activity for the years shown:

                                                   Wtd. Avg.      Wtd. Avg.     Wtd. Avg.
                                                    Options    Exercise Price  Exercisable    Exercise Price
                                                   ---------   --------------  -----------    --------------
         Balance, September 30, 2002               1,087,000      $ 7.05         561,833         $ 10.35
             Granted.............................    112,500        2.70
             Exercised...........................    (10,000)       2.07
             Cancelled...........................   (187,500)       4.76
                                                   ---------
         Balance, September 30, 2003.............  1,002,000        7.04         744,083            8.67
             Granted.............................     77,500        6.36
             Exercised...........................    (63,000)       3.27
             Cancelled...........................    (29,000)       5.44
                                                   ---------
         Balance, September 30, 2004                 987,500        7.22         722,250            8.91
             Granted.............................    187,500       11.02
             Exercised...........................   (119,333)       3.54
             Cancelled...........................     (4,000)       8.38
                                                   ---------
         Balance, September 30, 2005               1,051,667      $ 8.37         812,028        $   8.85

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2005:

                                                Options Outstanding               Options Exercisable
                                           ------------------------------     ---------------------------
          Range of                            Wtd. Avg.       Wtd. Avg.                       Wtd. Avg.
           Prices            Number        Remaining Life  Exercise Price     Number       Exercise Price
        ------------       ---------       --------------  --------------     -------      --------------
        $  1.33-2.80         355,667          7 years         $ 2.29          274,361         $ 2.19
           3.25-5.67          72,500          8 years           5.48           39,167           5.32
           6.25-6.88         181,000          1 years           6.36          181,000           6.36
           7.69-9.25         105,000          6 years           8.18          105,000           8.18
         10.00-39.00         337,500          7 years          16.54          212,500          20.55
                           ---------                                          -------
        $ 1.33-39.00       1,051,667          6 years         $ 8.37          812,028         $ 8.85
                           =========                                          =======

         The pro forma information required by FAS 123 regarding net income and earnings per share has been presented in Note 1 as if the Company had accounted for its stock option plans under the fair value method.

11.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
------------------------------------------------------------------------------

         The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Specialty Products. In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two divisions of its Zoltek Rt. operations which manufacture acrylic and nylon fibers and yarns. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC division of its Zoltek Rt. operations. These divisions were part of the Specialty Products segment. Segment information for 2004 and 2003 has been reclassified to reflect such change (see Note 3).

         The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures aircraft brake pads and oxidized acrylic fibers for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets acrylic and nylon products and fibers primarily to the textile industry and is located in Hungary. In the fourth quarters of fiscal 2004 and fiscal 2005, the Company discontinued divisions within this segment. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer or a small group of customers.

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the fiscal years ended September 30, 2005, 2004 and 2003 (amounts in thousands):

                                                                              Year Ended September 30, 2005
                                                                              -----------------------------
                                                                                                      Corporate
                                                                 Carbon    Technical     Specialty   Headquarters
                                                                 Fibers      Fibers      Products  and Eliminations    Total
                                                                 ------      ------      --------  ----------------    -----
Net sales....................................................   $34,487     $19,693       $6,024       $     -        $60,204
Cost of sales, excluding available unused capacity expenses..    36,677      15,361        4,798             -         56,836

Available unused capacity expenses...........................     2,347           -            -             -          2,347
Operating income (loss)......................................    (8,214)      2,658          937        (3,530)        (8,149)
Depreciation and amortization expense........................     3,922         877          345           131          5,232
Capital expenditures.........................................    11,850       2,611          124           205         14,790

                                                                              Year Ended September 30, 2004
                                                                              -----------------------------
                                                                                                      Corporate
                                                                 Carbon    Technical     Specialty   Headquarters
                                                                 Fibers      Fibers      Products  and Eliminations    Total
                                                                 ------      ------      --------  ----------------    -----
Net sales....................................................   $18,431     $14,831       $6,565       $     -        $39,827
Cost of sales, excluding available unused capacity expenses..    15,607      12,477        5,317             -         33,401

Available unused capacity expenses...........................     4,466           -            -             -          4,466
Operating income (loss)......................................    (5,792)      1,164        1,300        (2,386)        (5,714)
Depreciation and amortization expense........................     3,969       1,091          463            91          5,567
Capital expenditures.........................................     5,391         389          231            (8)         6,001

                                                                              Year Ended September 30, 2003
                                                                              -----------------------------
                                                                                                      Corporate
                                                                 Carbon    Technical     Specialty   Headquarters
                                                                 Fibers      Fibers      Products  and Eliminations    Total
                                                                 ------      ------      --------  ----------------    -----
Net sales....................................................   $13,179     $14,098       $6,406       $     -        $33,683
Cost of sales, excluding available unused capacity expenses..    11,351      12,689        4,457             -         28,497

Available unused capacity expenses...........................     5,716           -            -             -          5,716
Operating income (loss)......................................    (8,303)         93        1,155        (2,850)        (9,905)
Depreciation and amortization expense........................     4,013       1,004          600           225          5,842
Capital expenditures.........................................       515         512          403             -          1,430

                                                                                        Total Assets
                                                                                        ------------
                                                                                                      Corporate
                                                                 Carbon    Technical     Specialty   Headquarters
                                                                 Fibers      Fibers      Products  and Eliminations    Total
                                                                 ------      ------      --------  ----------------    -----
September 30, 2005............................................  $93,386     $22,662       $10,654      $ 3,727       $130,429
September 30, 2004............................................   63,306      19,701        36,429        3,019        122,455
September 30, 2003............................................   66,226      22,611        32,569       (1,951)       119,455

         Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2005, 2004 and 2003 (amounts in thousands):

                                      2005                         2004                          2003
                           -------------------------   ----------------------------   --------------------------
                                             Net                            Net                          Net
                                          Long Lived                     Long Lived                   Long Lived
                           Net Sales (a)  Assets (b)   Net Sales (a)     Assets (b)   Net Sales (a)   Assets (b)
                           -------------  ----------   -------------     ----------   -------------   ----------
United States............  $    23,946    $   45,978    $    22,731      $   46,582    $    20,892    $   45,936
Western Europe...........       25,178             -         10,583               -          2,861             -
Eastern Europe...........        6,058        42,040          3,934          33,832          7,863        31,436
Asia.....................        4,879             -          2,361               -              -             -
Other areas..............          143             -            198               -          2,067             -
                           -----------    ----------    -----------      ----------    -----------    ----------
   Total.................  $    60,204    $   88,018    $    39,827      $   80,414    $    33,683    $   77,373
                           ===========    ==========    ===========      ==========    ===========    ==========

(a) Revenues are attributed to countries based on the location of the customer.
(b) Property and equipment net of accumulated depreciation based on country location of assets.

12.     SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
------------------------------------------------------------------------------

(Amounts in thousands, except per share data)

Fiscal year 2005                                     1st Quarter       2nd Quarter    3rd Quarter      4th Quarter
------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $   12,243       $    14,308    $   17,643        $   16,010
Income (loss) from continuing operations...........      (29,338)            2,412        (1,235)          (10,512)
Loss from discontinued operations..................         (591)             (266)         (233)             (629)
                                                      ----------       -----------    ----------        ----------
Net income (loss)..................................   $  (29,929)      $     2,146    $   (1,468)       $  (11,141)
                                                      ==========       ===========    ==========        ==========

Basic and diluted income (loss) per share:
  Continuing operations - basic....................   $    (1.63)      $      0.14    $    (0.07)       $    (0.58)
  Discontinued operations - basic..................        (0.04)            (0.02)        (0.01)            (0.03)
                                                      ----------       -----------    ----------        ----------
       Total basic.................................   $    (1.67)      $      0.12    $    (0.08)       $    (0.61)
                                                      ==========       ===========    ==========        ==========

  Continuing operations - diluted..................   $    (1.78)      $     (0.21)   $    (0.13)       $    (0.52)
  Discontinued operations - diluted................        (0.04)            (0.02)        (0.01)            (0.03)
                                                      ----------       -----------    ----------        ----------
       Total diluted...............................   $    (1.82)      $     (0.23)   $    (0.14)       $    (0.55)
                                                      ==========       ===========    ==========        ==========

Fiscal year 2004                                     1st Quarter       2nd Quarter    3rd Quarter      4th Quarter
------------------------------------------------------------------------------------------------------------------
Net sales..........................................   $    7,247       $    10,145    $   11,807        $   10,628
Income (loss) from continuing operations...........       (3,345)           (8,578)        1,975            (7,255)
Loss from discontinued operations..................         (347)           (1,119)       (1,222)           (2,916)
                                                      ----------       -----------    ----------        ----------
Net income (loss)..................................   $   (3,692)      $    (9,697)   $      753        $  (10,171)
                                                      ==========       ===========    ==========        ==========

Basic and diluted income (loss) per share:

  Continuing operations - basic....................   $    (0.21)      $     (0.53)   $     0.12        $    (0.44)
  Discontinued operations - basic..................        (0.02)            (0.06)        (0.08)            (0.18)
                                                      ----------       -----------    ----------        ----------
       Total basic.................................   $    (0.23)      $     (0.59)   $     0.04        $    (0.62)
                                                      ==========       ===========    ==========        ==========

  Continuing operations - diluted..................   $    (0.21)      $     (0.53)   $    (0.05)       $    (0.44)
  Discontinued operations - diluted................        (0.02)            (0.06)        (0.07)            (0.18)
                                                      ----------       -----------    ----------        ----------
       Total diluted...............................   $    (0.23)      $     (0.59)   $    (0.12)       $    (0.62)
                                                      ==========       ===========    ==========        ==========

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------   ---------------------------------------------------------------
Financial Disclosures
---------------------

None.

Item 9A.  Controls and Procedures
--------  -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were ineffective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, we used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company's internal control over financial reporting described above, we have identified the following control deficiencies, which represent material weaknesses in the Company's internal control over financial reporting as of September 30, 2005.

1) The Company did not maintain an effective control environment because of the following material weaknesses.

     a) The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of GAAP commensurate with the Company's financial reporting requirements.

     b) The Company did not maintain an appropriate level of control consciousness as it relates to the establishment and maintenance of policies and procedures with respect to the primary components of information technology general controls. This resulted in either not having appropriate controls designed and in place or not achieving operating effectiveness over systems development, software change management, computer operations and security, which are referred to as "information technology general controls." Additionally, the Company lacked a sufficient complement of personnel with a level of knowledge and experience to maintain an appropriate information technology organizational structure.

     The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. These control environment material weaknesses contributed to the material weaknesses discussed in 2 through 10 below. Additionally, these control environment material weaknesses could result in a misstatement of significant accounts and disclosures, including those described in 2 through 10 below, that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

     Management has determined that each of the control deficiencies described in a and b above constitute a material weakness.

2) The Company did not maintain effective controls over certain of its period-end financial reporting processes because of the following material weaknesses.

     a) The Company did not maintain effective controls over the completeness, accuracy and validity of the period-end consolidation process. Specifically, effective controls were not designed and in place to ensure all required consolidation entries relating to substantially all financial statement accounts were identified, analyzed and approved prior to being recorded. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

     b) The Company did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements and disclosures. Specifically, effective controls were not designed and in place over the process related to (i) identifying and accumulating all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and disclosures, and (ii) the performance of period-end financial analyses including analytical reviews. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

     c) The Company did not maintain effective controls over the completeness and accuracy of foreign currency translations related to the Company's investment in its Hungarian subsidiary. Specifically, the Company's controls over the translation of transactions and account balances denominated in foreign currencies were not effectively designed to ensure that the translated amounts were determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the cumulative translation adjustment (a component of the accumulated other comprehensive loss) and other income and expense in the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

     The control deficiencies described in a through c above could result in a misstatement of accounts or disclosures that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

     Management has determined that each of the control deficiencies described in a through c above constitute a material weakness.

3) The Company did not maintain effective controls over the preparation, review and approval of journal entries. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of supporting schedules and underlying data for routine journal entries and journal entries recorded as part of the Company's period-end closing and consolidation process. This control deficiency affects substantially all financial statement accounts and resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4) The Company did not maintain effective controls over the preparation, review and approval of certain account reconciliations. Specifically, the Company did not maintain effective controls over the completeness and accuracy of supporting schedules and underlying data supporting account reconciliations prepared for certain prepaid expenses and accrued liabilities. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of the Company's prepaid expenses and accrued liabilities accounts that would result in a material misstatement to the Company's interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5) The Company did not maintain effective controls over the determination of the allowance for doubtful accounts. Specifically, the Company did not maintain effective controls to ensure the accuracy and completeness of the allowance for doubtful accounts at its Hungarian subsidiary. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of the Company's allowance for doubtful accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

6) The Company did not maintain effective controls over the accounting for inventory because of the following material weaknesses.

     a) The Company did not maintain effective controls over the completeness and accuracy of physical inventory quantities. Specifically, effective controls were not designed and in place to ensure that (i) the Company's perpetual inventory records were appropriately updated for the results of cycle counts performed and

          (ii) an accurate and complete physical inventory was achieved and that the Company's perpetual inventory records were appropriately updated for the results of the annual physical inventory. These control deficiencies resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

     b) The Company did not maintain effective controls over the accuracy and valuation of inventory. Specifically, effective controls were not designed and in place to (i) ensure the proper determination and review of inventory costing and valuation at period-end, (ii) perform the proper analysis and review of inventory manufacturing variances for capitalization at period-end and (iii) ensure the proper determination and review of the lower of cost or market reserve at period-end. These control deficiencies resulted in audit adjustments to the Company's 2005 annual consolidated financial statements.

     The control deficiencies described in a and b above could result in a misstatement of the Company's inventory and cost of goods sold accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

     Management has determined that each of the control deficiencies described in a and b above constitute a material weakness.

7) The Company did not maintain effective controls over the completeness and accuracy of property, plant and equipment. Specifically, effective controls were not designed and in place to ensure the complete and accurate capitalization of internal costs and the capitalization of interest in connection with the Company's property, plant and equipment additions. This control deficiency resulted in audit adjustments to the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters. Additionally, this control deficiency could result in a misstatement of the Company's property, plant and equipment, depreciation expense and interest expense that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

8) The Company did not maintain effective controls over the completeness and accuracy of its accounting for derivatives associated with convertible debt and the related amortization of financing fees and debt discount and gain (loss) on value of warrants and conversion feature. Specifically, effective controls were not designed and in place over the accounting for derivatives in connection with the Company's convertible debt issued in January, March and October 2004, and February and September 2005 to ensure the completeness and accuracy of the accounting for (i) the beneficial conversion feature embedded in the Company's convertible debt, or (ii) the common stock purchase warrants issued in connection with the Company's convertible debt. This control deficiency resulted in misstatements to long-term liabilities, shareholders' equity, interest expense, amortization expense, and fair value gains and losses which resulted in the restatement of the Company's 2004 annual consolidated financial statements, as well as the Company's interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, and the 2005 interim consolidated financial statements for the quarters ending December 31, 2004 and March 31, 2005, as well as audit adjustments to the Company's quarter ended September 30, 2005 consolidated financial statements. In addition, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

9) The Company did not maintain effective controls over the completeness and accuracy of its earnings per share calculation and the related disclosures. Specifically, the Company did not maintain effective controls over the appropriate sequencing of warrants and convertible debt instruments for determining diluted earnings per share. This control deficiency resulted in the restatement of the Company's interim consolidated financial statements for the quarter ended March 31, 2005. In addition, this control deficiency could result in a material misstatement to earnings per share that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

10) The Company did not maintain effective controls over segregation of duties (both manual and automated), including access to financial applications and data. Specifically, certain financial accounting, reporting and information technology personnel had unrestricted access to financial applications and data, without independent monitoring, that allowed the creation, review, and processing of financial data without independent review and authorization for (i) purchases and payables, (ii) payroll, (iii) debt and related interest expense, (iv) revenue and accounts receivable, (v) fixed assets, and (vi) inventory. This control deficiency did not result in adjustments to the Company's 2005 interim or annual consolidated financial statements. However, this control deficiency could result in a misstatement of the Company's financial statement accounts and disclosures, including those described in (i) through (vi) above, that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, we have concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria in Internal Control - Integrated Framework issued by the COSO.

Management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We made no changes in our internal control over financial reporting that occurred in the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REMEDIATION INITIATIVES AND INTERIM MEASURES

As discussed above, management has identified certain material weaknesses that exist in our internal control over financial reporting and management is taking steps to strengthen our internal control over financial reporting. Zoltek is actively engaged in the implementation of remediation efforts to address the material weaknesses in Zoltek's internal control over financial reporting as of September 30, 2005. These remediation efforts, as outlined below, are designed to address the material weaknesses identified by Zoltek management and to enhance the overall control environment.

The Company recognizes the importance of having staff with the competencies required for the accurate interpretation and application of GAAP for having effective internal control over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information. Consequently management has initiated the following remediation programs to address the identified material weaknesses:

1. The Company is currently in search of key employees with the commensurate knowledge, experience and training necessary to meet the Company's requirements regarding accounting, financial reporting and information technology. Specifically, the Company's plans to add experienced and knowledgeable staff in key support areas, including human resources, finance and accounting and information technology. The Company is in the process of developing processes and controls related to information technology infrastructure within the areas of systems development, software change management, computer operations and security. The Company believes the addition of resources and documented processes and controls in the information technology environment will improve the control consciousness within the information technology environment.

2. The Company is in the process of remediating the material weaknesses in its internal controls related to the period-end financial reporting process. The Company's planned remediation includes:

     a. Increasing staffing, as discussed in 1 above, to ensure sufficiently competent employees are available to perform necessary period-end financial reporting procedures.

     b. Increasing supervisory review of the consolidation process and preparation of financial statements and related disclosures.

     c. Implementation of controls surrounding the calculation of foreign currency translation adjustment.

3. The Company is in the process of remediating the material weakness in its internal controls related to the preparation, review and approval of journal entries. The Company's remediation plan includes increased staffing, as discussed in 1 above, to ensure sufficiently competent employees are available to prepare, review and approve journal entries.

4. The Company is in the process of remediating the material weakness in its internal controls related to the account reconciliation process. The Company's remediation plan includes increased staffing, as discussed in 1 above, to ensure sufficiently competent employees are available to prepare, review and approve significant account reconciliations.

5. The Company has implemented a formal process on an interim and annual basis regarding its review and determination of allowance for doubtful accounts at its Hungarian subsidiary.

6. The Company will improve its controls over its accounting for inventory by implementing the following:

     a. The Company will improve compliance with its previously established cycle counting process, by instituting greater management oversight, providing additional training for cycle count personnel, mandating use of specifically designed cycle count worksheets, requiring review and approval of all cycle counts by another trained individual, and adding secondary verification that all cycle count adjustments have been entered into the Company's inventory system. Additionally, the Company will implement written procedures for the annual physical inventory to ensure that all inventory items are appropriately identified and accounted for.

     b. The Company will implement a formal plan to establish controls over its inventory valuation process. A cost accounting process will be implemented, including formal identification of current costs of manufactured products, development of new cost standards to be utilized in the manufacturing process, and routine review of manufacturing variances against benchmarks to validate production costs and inventory values. Finally, the Company is committed to a plan for effectively evaluating the adequacy of its inventory valuation reserve to ensure recognition of valuation adjustments, obsolescence, and slow moving inventory.

7. The Company plans to implement a fixed asset capitalization policy to establish procedures over fixed asset acquisitions and retirements, and formalize capitalization eligibility limits, including mandated identification and recognition of interest used to finance asset acquisitions.

8. The increased staffing of competent and trained employees referred to in 1 above will allow the Company to enhance its review of significant non-routine and complex accounting issues, including establishing controls over accounting for derivatives.

9. The increased staffing of competent and trained employees referred to in 1 above will allow the Company to enhance its review of significant non-routine and complex accounting issues, including establishing controls over accounting for earnings per share disclosures.

10. The Company recognizes the importance of segregation of duties and the access controls to programs and data. The Company's remediation plans include:

     a. Increasing staffing, as discussed in 1 above, to ensure sufficiently competent staffing is in place to ensure segregation of duties can occur.

     b. Establishment of manual controls to segregate duties, where necessary, associated with the creation, critical review, approval and reconciliation of transactions related to the financial reporting process.

     c. Establishment of an information technology infrastructure that ensures that access to programs and data are controlled to ensure proper segregation of duties.


Item 9B.  Other Information
--------  -----------------

         Not Applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information set forth under the captions "Election of Directors" and "Other Matters" in the registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.

Item 11.  Executive Compensation
--------  ----------------------

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
-------   ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

         The following table shows the total number of outstanding options and shares available for future issuances of options under the Company's existing stock option plans as of September 30, 2005.

                                       Equity Compensation Plan Information
                                       ------------------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                                              FOR FUTURE ISSUANCE
                                                                     WEIGHTED AVERAGE            UNDER EQUITY
                                       NUMBER OF SECURITIES TO       EXERCISE PRICE OF        COMPENSATION PLANS
                                       BE ISSUED UPON EXERCISE      OUTSTANDING OPTIONS      (EXCLUDING SECURITIES
                                       OF OUTSTANDING OPTIONS          UNDER EQUITY           REFLECTED IN COLUMN
                                         WARRANTS AND RIGHTS        WARRANTS AND RIGHTS              (a))
          PLAN CATEGORY                        (#)(a)                     ($)(b)                    (#)(c)
          -------------             -------------------------     ---------------------      ----------------------

Equity Compensation Plans
Approved by Security Holders                 1,051,667(1)                  $8.37                   735,000(1)

Equity Compensation Plans Not
Approved by Security Holders                         0(2)                      0                         0(2)

Total                                        1,051,667                     $8.37                   735,000

(1) Under the Company's Directors Stock Option Plan, there is at all times reserved for issuance a number of shares of Common Stock equal to the total number of shares then issuable pursuant to all option grants which are then outstanding under such plan.

(2) The Company currently has no equity compensation plans that are not approved by securityholders.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

         The information set forth under the caption "Principal Accountant Fees and Services" in the registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

                                   PART IV

Item 15.  Exhibits and Financial Statement Schedule
--------  -----------------------------------------

         (a) (1) Financial statements: The following financial statements are included in Item 8 of this report:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheet as of September 30, 2005
                  and 2004

                  Consolidated Statement of Operations for the years ended September 30, 2005, 2004 and 2003

                  Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2005, 2004 and 2003

                  Consolidated Statement of Cash Flows for the years ended September 30, 2005, 2004 and 2003

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

         4.15 Form of Warrant, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.16 Loan and Warrant Agreement, dated as of February 9, 2005, by and among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant's Quarterly

                  Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference

         4.17 Form of Senior Convertible Note, dated as of February 9, 2005, filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference

         4.18     Form of Warrant, dated as of February 9, 2005, filed as
                  Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference

         4.19 Form of Registration Rights Agreement, dated as of February 9, 2005, filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference

         4.20 Loan and Warrant Agreement, as of September 29, 2005, among the Registrant, the Lenders and the Agent, filed as
                  Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.21 Form of Note, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.22 Form of Warrant, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.23 Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit
                  10.7 to Registrant's Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

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

                                               ZOLTEK COMPANIES, INC.
                                                    (Registrant)


                                               By /s/ Zsolt Rumy
                                                  ----------------------------
                                                  Zsolt Rumy, Chairman of the
                                                  Board, President and Chief
                                                  Executive Officer

Date: December 30, 2005

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

Signature                                 Title                                         Date
---------                                 -----                                         ----

/s/ Zsolt Rumy                            Chairman, President,                          December 30, 2005
------------------------------------      Chief Executive Officer and Director
Zsolt Rumy



/s/ Kevin Schott                          Chief Financial Officer                       December 30, 2005
------------------------------------
Kevin Schott



/s/ Linn H. Bealke                        Director                                      December 30, 2005
------------------------------------
Linn H. Bealke



/s/ James W. Betts                        Director                                      December 30, 2005
------------------------------------
James W. Betts



/s/ Charles A. Dill                       Director                                      December 30, 2005
------------------------------------
Charles A. Dill



/s/ John L. Kardos                        Director                                      December 30, 2005
------------------------------------
John L. Kardos



/s/ John F. McDonnell                     Director                                      December 30, 2005
------------------------------------
John F. McDonnell

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                        FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Zoltek Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 3, 2006, appearing in the 2005 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
January 3, 2006

                                              FOR THE YEAR ENDED SEPTEMBER 30, 2005

                                   Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                     (Amounts in thousands)

          Column A                  Column B                       Column C                          Column D         Column E
          --------                  --------          ------------------------------------           --------         --------
                                                                   Additions
                                                      ------------------------------------
                                   Balance at         Charged to              Charged to                             Balance at
                                   beginning          costs and             other accounts          Deductions           end
                                   of period           expenses                describe              describe         of period
                                   ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $   981            $     425              $        -             $    688 (1)     $     718
                                    =======            =========              ==========             ========         =========

RESERVE FOR INVENTORY VALUATION     $ 5,187            $       -              $        -             $  2,087 (2)     $   3,100
                                    =======            =========              ==========             ========         =========

DEFERRED TAX VALUATION              $14,497            $   4,915              $        -             $      -         $  19,412
                                    =======            =========              ==========             ========         =========


                                                  -----------------------------

                                              FOR THE YEAR ENDED SEPTEMBER 30, 2004

                                   Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                     (Amounts in thousands)

          Column A                  Column B                       Column C                          Column D         Column E
          --------                  --------          ------------------------------------           --------         --------
                                                                   Additions
                                                      ------------------------------------
                                   Balance at         Charged to              Charged to                             Balance at
                                   beginning          costs and             other accounts          Deductions           end
                                   of period           expenses                describe              describe         of period
                                   ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $   931            $   1,041              $        -             $     991(1)     $     981
                                    =======            =========              ==========             =========        =========

RESERVE FOR INVENTORY VALUATION     $ 6,300            $       -              $        -             $   1,113(2)     $   5,187
                                    =======            =========              ==========             =========        =========

DEFERRED TAX VALUATION              $11,909            $   2,588              $        -             $       -        $  14,497
                                    =======            =========              ==========             =========        =========


                                                  -----------------------------

                                              FOR THE YEAR ENDED SEPTEMBER 30, 2003

                                   Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                     (Amounts in thousands)

          Column A                  Column B                       Column C                          Column D         Column E
          --------                  --------          ------------------------------------           --------         --------
                                                                   Additions
                                                      ------------------------------------
                                   Balance at         Charged to              Charged to                             Balance at
                                   beginning          costs and             other accounts          Deductions           end
                                   of period           expenses                describe              describe         of period
                                   ---------           --------                --------              --------         ---------

RESERVE FOR DOUBTFUL ACCOUNTS       $   742            $     215              $        -             $      30(1)     $     931
                                    =======            =========              ==========             =========        =========

RESERVE FOR INVENTORY VALUATION     $ 6,100            $   1,106              $        -             $     906(2)     $   6,300
                                    =======            =========              ==========             =========        =========

DEFERRED TAX VALUATION              $ 8,408            $   3,501              $        -             $       -        $  11,909
                                    =======            =========              ==========             =========        =========

--------
(1) Write-off of uncollectible receivable, net of recovery.
(2) Reduction in inventory reserve for inventory items sold during fiscal 2005.

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

         4.15 Form of Warrant, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.16 Loan and Warrant Agreement, dated as of February 9, 2005, by and among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference

         4.17 Form of Senior Convertible Note, dated as of February 9, 2005, filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference

         4.18     Form of Warrant, dated as of February 9, 2005, filed as
                  Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference

         4.19 Form of Registration Rights Agreement, dated as of February 9, 2005, filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference

         4.20 Loan and Warrant Agreement, as of September 29, 2005, among the Registrant, the Lenders and the Agent, filed as
                  Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.21 Form of Note, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.22 Form of Warrant, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.23 Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         10.1 Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992*

         10.2     Zoltek Companies, Inc. Long Term Incentive Plan*

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

         23       Consent of PricewaterhouseCoopers LLP

                                EXHIBIT INDEX
                                -------------

Exhibit No.       Description
-----------       -----------

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