Form 10-Q
period 2005-12-31
ZOLTEK COMPANIES INC
filed 2006-02-09
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended December 31, 2005        Commission  File  No. 0-20600
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer     Accelerated Filer  x  Non-accelerated Filer
                        ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  x
    ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 1, 2006, 21,355,250 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                   ZOLTEK COMPANIES, INC.

                                                 CONSOLIDATED BALANCE SHEET
                                                 --------------------------
                                 (Amounts in thousands, except share and per share amounts)

                                                         (Unaudited)

                                                                                              DECEMBER 31,     SEPTEMBER 30,
ASSETS                                                                                            2005             2005
----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents.................................................................$      360       $      255
     Accounts receivable, less allowance for doubtful accounts of $644 and
       $718, respectively......................................................................    10,051           11,101
     Inventories...............................................................................    25,879           24,753
     Other current assets......................................................................     3,418            3,195
                                                                                               ----------       ----------
          Total current assets.................................................................    39,708           39,304
Property and equipment, net....................................................................    89,821           88,018
Other assets...................................................................................     3,305            3,107
                                                                                               ----------       ----------
          Total assets.........................................................................$  132,834       $  130,429
                                                                                               ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................$    2,414       $      374
     Trade accounts payable....................................................................     9,678           13,267
     Notes payable.............................................................................       185              442
     Accrued expenses and other liabilities....................................................     4,794            6,149
                                                                                               ----------       ----------
     Total current liabilities.................................................................    17,071           20,232
Other long-term liabilities....................................................................       115              107
Value of warrants and conversion feature associated with convertible debentures................    15,296           29,024
Long-term debt, less current maturities........................................................    44,882           40,421
                                                                                               ----------       ----------
     Total liabilities.........................................................................    77,364           89,784
                                                                                               ----------       ----------
Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
      19,936,184 and 19,213,384 shares issued and outstanding, respectively....................       196              189
     Additional paid-in capital................................................................   159,358          148,982
     Accumulated deficit.......................................................................   (89,417)         (95,705)
     Accumulated other comprehensive loss......................................................   (14,667)         (12,821)
                                                                                               ----------       ----------
          Total shareholders' equity...........................................................    55,470           40,645
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ..........................................$  132,834       $  130,429
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

                                                   ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                            ------------------------------------
                                       (Amounts in thousands, except per share data)
                                                        (Unaudited)


                                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                    2005           2004
----------------------------------------------------------------------------------------------------------------------------
Net sales........................................................................................$  16,721      $  12,243
Cost of sales, excluding available unused capacity costs.........................................   13,966         11,212
Available unused capacity costs..................................................................        -            525
Application and development costs................................................................    1,078            828
Selling, general and administrative expenses.....................................................    2,557          1,074
                                                                                                 ---------      ---------
     Operating loss from continuing operations...................................................     (880)        (1,396)
Other income (expense):
     Interest expense, excluding amortization of financing fees, debt discount and
        beneficial conversion feature............................................................     (786)        (1,107)
     Amortization of financing fees and debt discount............................................   (1,992)        (1,815)
     Gain (loss) on value of warrants and conversion feature ....................................   10,022        (25,518)
     Interest income.............................................................................        -             67
     Other, net..................................................................................      (12)           546
                                                                                                 ---------      ---------
         Income (loss) from continuing operations before income taxes............................    6,352        (29,223)
Income tax expense...............................................................................       97            115
                                                                                                 ---------      ---------
Net income (loss) from continuing operations.....................................................    6,255        (29,338)
Discontinued operations:
     Operating income (loss), net of taxes.......................................................       33           (591)
                                                                                                 ---------      ---------
         Net income (loss) on discontinued operations............................................       33           (591)
                                                                                                 ---------      ---------
Net income (loss)................................................................................$   6,288      $ (29,929)
                                                                                                 =========      =========
Net income (loss) per share:
     Basic income (loss) per share:
         Continuing operations...................................................................$    0.31      $   (1.78)
         Discontinued operations.................................................................     0.01          (0.04)
                                                                                                 ---------      ---------
              Total..............................................................................$    0.32      $   (1.82)
                                                                                                 =========      =========


     Diluted (income) loss per share:
         Continuing operations...................................................................$    0.03      $   (1.78)
         Discontinued operations.................................................................     0.01          (0.04)
                                                                                                 ---------      ---------
              Total..............................................................................$    0.04      $   (1.82)
                                                                                                 =========      =========


Weighted average common shares outstanding - Basic...............................................   19,918         16,446
Weighted average common shares outstanding - Diluted.............................................   22,385         16,446




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

                                                       ZOLTEK COMPANIES, INC.

                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                      ---------------------------------------------------------
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                            Add'l                Accumulated Other                       Total
                                                Common     Paid-In   Accumulated   Comprehensive   Comprehensive     Shareholders'
                                                Stock      Capital     Deficit          Loss       Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005..................$       189  $ 148,982   $ (95,705)     $ (12,821)                        $  40,645
Convertible debt converted...................          7      6,849           -              -                             6,856
Unamortized value of convertible debt
  discount at time of conversion.............          -     (2,502)          -              -                            (2,502)
Issuance cost related to convertible debt
  conversions................................          -       (241)          -              -                              (241)
Value of conversion feature at time of
  conversion.................................          -      3,695           -              -                             3,695
Value of warrants issued in connection with
  convertible debt... .......................          -      2,485           -              -                             2,485
Stock option compensation expense............          -         68           -              -                                68
Exercise of stock options....................          -         22           -              -                                22
Net income...................................          -          -       6,288              -       $  6,288              6,288
Foreign currency translation adjustment......          -          -           -         (1,846)        (1,846)            (1,846)
                                                                                                     --------
     Comprehensive income ...................          -          -           -              -       $  4,442                  -
                                             -----------  ---------   ---------      ---------       ========          ---------
Balance, December 31, 2005...................$       196  $ 159,358   $ (89,417)     $ (14,667)                        $  55,470
                                             ===========  =========   =========      =========                         =========


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

                                                   ZOLTEK COMPANIES, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ------------------------------------
                                                   (Amounts in thousands)
                                                         (Unaudited)

                                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                  2005             2004
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income (loss)........................................................................$   6,288        $ (29,929)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
           (Income) loss from discontinued operations..........................................      (33)             591
           Depreciation and amortization.......................................................    1,467            1,289
           Amortization of financing fees, debt discount and beneficial conversion feature.....    1,992            1,815
           (Gain) loss on value of warrants and conversion feature.............................  (10,022)          25,518
           Foreign currency transaction losses.................................................        -              149
           Other, net..........................................................................       66              (44)
           Changes in assets and liabilities:
                 Decrease (increase) in accounts receivable....................................      697             (471)
                 Increase in inventories.......................................................   (1,759)          (3,133)
                 Decrease (increase) in prepaid expenses and other assets......................     (362)             131
                 Increase (decrease) in trade accounts payable.................................   (2,755)           1,353
                 Increase (decrease) in accrued expenses and other liabilities.................   (1,242)             807
                 Increase (decrease) in other long-term liabilities............................        8             (187)
                                                                                               ---------        ---------
                      Total adjustments........................................................  (11,943)          27,818
                                                                                               ---------        ---------
      Net cash used in continuing operations...................................................   (5,655)          (2,111)
      Net cash used in discontinued operations.................................................      (94)          (1,089)
                                                                                               ---------        ---------
      Net cash used in operating activities....................................................   (5,749)          (3,200)
                                                                                               ---------        ---------

Cash flows from investing activities:
           Purchases of property and equipment.................................................   (5,013)          (2,497)
           Proceeds from sale of property and equipment........................................        -              146
                                                                                               ---------        ---------
      Net cash used in investing activities....................................................   (5,013)          (2,301)
                                                                                               ---------        ---------

Cash flows from financing activities:
           Proceeds from exercise of stock options.............................................       22               91
           Proceeds from issuance of convertible debt..........................................   15,000           20,000
           Payment of financing fees...........................................................     (637)            (984)
           Repayment of notes payable and long-term debt.......................................   (3,479)         (13,458)
                                                                                               ---------        ---------
Net cash provided by financing activities......................................................   10,906            5,649
Effect of exchange rate changes on cash........................................................      (39)              15
                                                                                               ---------        ---------
Net increase in cash...........................................................................      105              163
Cash and cash equivalents at beginning of period...............................................      255              267
                                                                                               ---------        ---------
Cash and cash equivalents at end of period.....................................................$     360        $     430
                                                                                               =========        =========

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest..................................................................................$   1,128        $     466
     Income taxes..............................................................................$       -        $       -
Non-cash conversion of convertible securities..................................................$   6,856        $       -




                           The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ----------------------------------------------------------------

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2005 Annual Report on Form 10-K, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair statement have been included.

In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue and exit its CMC business. This division, a legacy business acquired in connection with the purchase of the Company's Hungarian subsidiary, was not part of the long-term strategy of the Company. This business had been included in the Specialty Products segment (see Note 7). The prior period financial statements have been conformed to current year discontinued operations presentation (see Note 4).

The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are reflected as other comprehensive income
(loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statement of operations as "Other, net." All significant inter-company transactions and balances have been eliminated in consolidation.

Liquidity and Basis of Presentation
-----------------------------------

Due to the timing of development of markets for carbon fiber products in each of the past five fiscal years, the Company has incurred significant operating losses and the Company's operations have used cash in excess of cash generated by operating activities. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities and issued multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

Management will seek to fund the Company's near-term operating needs from anticipated sales increases related to expected increases in production capacity at existing facilities, sale of excess inventories, and continued active management of the Company's working capital. There can be no assurance that the Company will realize such anticipated sales increases from improvements in its production capacity from its existing facilities, or that the Company will be able to generate sufficient cash flows from operating activities to fund its various obligations in the ordinary course of business. Should the Company be unable to generate sufficient cash flows, it may be required to seek additional debt or equity capital. There can be no assurance that such capital will be available, or if available, that it will be available on terms acceptable to the Company. The Company's ability to obtain additional debt and/or equity financing will depend on numerous factors, including the Company's operating performance with respect to meeting planned production capacity growth targets, the existence of sufficient demand for the Company's products and overall financial market conditions.

In September 2005, Zoltek entered into an agreement for a new convertible debenture-financing package of up to $50.0 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million, $15.0 million, $20.0 million and $10.0 million, respectively, of which the first two tranches and half of the third tranche have been drawn down. The agreement provides for Zoltek to draw down the remaining financing over the next nine months subject to satisfaction of certain conditions, including registration of the shares related to the prior closings.

In December 2005, the Company extended the expiration of its credit facility with a U.S. bank to January 1, 2007. The credit facility consists of a term loan of $0.3 million and a revolving credit loan with maximum available borrowings of $5.5 million of which $1.7 million and $5.5 million was available as of September 30, 2005 and December 31, 2005, respectively. The Company anticipates it will require the remaining proceeds of the $50.0 million financing package or other significant financing in fiscal 2006 to support its previously announced capacity expansion program. The Company believes this is sufficient to fund near-term liquidity needs but there can be no assurances that changed circumstances or unforeseen events could lead to the need for additional borrowings.

The Company believes the $50.0 million financing package mentioned above, of which $30.0 million has been drawn, along with the availability under the Company's credit facility is sufficient to fund Zoltek's operations during 2006.

2.   FINANCING

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the financial results for the three months ended December 31, 2005 and 2004 (amounts in thousands).

                                                                             THREE MONTHS ENDED DECEMBER 31, 2005
                                                                             ------------------------------------
                                                                                          CONVERSION
                                                                            WARRANTS       FEATURES         TOTAL
                                                                            --------       --------         -----
         January 2004 issuance - mark to market ...........................$     800      $       -       $     800
         March 2004 issuance - mark to market .............................      373              -             373
         October 2004 issuance - mark to market ...........................    2,066          1,946           4,012
         February 2005 issuance - mark to market ..........................    1,723          3,114           4,837
                                                                           ---------      ---------       ---------
                  Gain on value of warrants and
                    conversion feature.....................................$   4,962      $   5,060       $  10,022
                                                                           =========      =========       =========
                                                                             THREE MONTHS ENDED DECEMBER 31, 2004
                                                                             ------------------------------------
                                                                                          CONVERSION
                                                                            WARRANTS       FEATURES         TOTAL
                                                                            --------       --------         -----
         January 2004 issuance - mark to market ...........................$  (1,816)     $  (7,125)      $  (8,941)
         March 2004 issuance - mark to market .............................   (1,249)        (4,903)         (6,152)
         October 2004 issuance - mark to market ...........................   (2,398)        (8,026)        (10,424)
                                                                           ---------      ---------       ---------
                   Loss on value of warrants and
                     conversion feature....................................$  (5,463)     $ (20,055)      $ (25,518)
                                                                           =========      =========       =========

Fiscal 2006 Financing Activity
------------------------------

During the quarter ended December 31, 2005, the investors converted $6.9 million principal amount of the convertible debt issued in the October 2004 transaction into 721,633 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 issuance, which was valued at $3.7 million and offset by a reduction to equity of $2.5 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company wrote off the unamortized deferred financing cost of $0.2 million related to these issuances into additional paid-in capital.

Subsequent to the first quarter of fiscal 2006, during January 2006, the investors converted $13.1 million principal amount of convertible debt issued in the October 2004 transaction into 1,378,947 shares of common stock. The October 2004 issuances have been fully converted into the Company's common stock.

The Company received an additional $10 million of funding in February 2006 under the previously announced September 2005 convertible financing facility of up to $50 million. Zoltek now has received a total of $30 million under this arrangement. The recently issued convertible notes, which are secured by certain assets of the Company's Hungarian operations, are convertible into Zoltek common stock at a conversion price of $13.07 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum. Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 267,789 shares of common stock at an exercise price of $15.16 per share.

Fiscal 2005 Financing Activity
------------------------------

In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provide for the funding to occur in five separate closings of $5.0 million, drawn down on September 30, 2005, $15.0 million, drawn down in December 2005, $10.0 million drawn down in February 2006, and $10.0 million and $10.0 million, respectively, at future times. The agreement provides for Zoltek to draw down the remaining financing over the next nine months subject to satisfaction of various conditions including the registration of the shares related to the prior drawdowns. The borrowings incurred at each closing will mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, which correlate to a conversion price of $12.50 per share. Debentures assumable at the third and fourth closings will be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing. This financing is collateralized by the carbon fiber assets of the Company's Hungarian subsidiary.

In the first two closings, the debentures were issued with five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. In the third and fourth closings, the amount and number of attached warrants will vary according to Zoltek's share price at the time of the closing. As part of the new financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50, with the requirement that conversion take place within 30 days of the second closing. Further, Zoltek also has agreed to reduce the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued February 2005 based on the market price of Zoltek's common stock on the nine-month anniversary of the second closing. The adjusted conversion price will equal 90% of the market price of the common stock, but will not be less than $12.50 nor exceed $20.00.

During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million, which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company wrote off the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4%, which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward. These convertible debentures have been converted into the Company's common stock.

Fiscal 2004 Financing Activity
------------------------------

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

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                            (1)FEBRUARY   JANUARY      MARCH      OCTOBER    FEBRUARY  (1)SEPTEMBER (1)DECEMBER
                                               2003        2004        2004        2004        2005        2005        2005
                                               ----        ----        ----        ----        ----        ----        ----
Amount of debenture (millions).............  $8.1        $7.0        $5.75       $20.0       $20.0       $5.0        $15.0
Per share conversion price on debenture....  $3.25       $5.40       $6.25       $12.00      $20.00      $12.50      $12.50
Interest rate..............................  7.5%        6.0%        6.0%        7.0%        7.5%        7.5%        7.5%
Term of debenture..........................  60 months   30 months   30 months   42 months   42 months   42 months   42 months
Warrants issued............................  405,000     323,995     230,000     500,000     457,142     140,000     420,000
Term of warrants...........................  60 months   48 months   48 months   72 months   48 months   60 months   60 months
Per share exercise price of warrants.......  $5.00       $5.40       $7.50       $13.00      $17.50      $14.50      $14.50
Fair value per warrant at issuance.........  $0.93       $2.27       $5.43       $6.02       $10.47      $9.34       $5.92
Value per share conversion feature at
  issuance.................................  $3.11       $1.78       $5.06       $4.31       $10.47      $9.91       $10.72
Stock price on date of agreement...........  $1.58       $5.40       $9.53       $9.60       $16.68      $13.15      $8.80
Stock volatility at issuance...............  100%        50%         61%         75%         84%         205%        96%
Dividend yield.............................  0.0%        0.0%        0.0%        0.0%        0.0%        0.0%        0.0%
Risk-free interest rate at issuance........  3.0%        2.78%       2.44%       3.71%       3.46%       4.25%       4.28%

--------------------------------
(1)    The warrants issued in connection with the February 2003, September
       2005 and December 2005 convertible issuances meet the criteria of
       EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. The conversion features do not require derivative accounting.
       The September 2005 issuance does have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on earnings per share:

                                                                                THREE MONTHS ENDED
                                                                                 DECEMBER 31, 2005
                                                                                 -----------------
         Numerators:
         Income from continuing operations..........................................$    6,255
         Impact of convertible debt and warrants:
                  Add:  interest expense............................................       604
                  Add:  amortization of financing fees and debt discount............        64
                  Less: gain on value of conversion feature and warrants............    (6,233)
                                                                                    ----------
         Income from continuing operations..........................................       690
         Income from discontinued operations........................................        33
                                                                                    ----------
         Net income.................................................................$      723
                                                                                    ==========

         Denominators:
         Average shares outstanding - basic.........................................    19,918
         Impact of convertible debt, warrants and stock options.....................     2,467
                                                                                    ----------
         Average shares outstanding - diluted.......................................    22,385
                                                                                    ==========

         Earnings per share - basic:
                  Continuing operations.............................................$     0.31
                  Discontinued operations...........................................      0.01
                                                                                    ----------
         Basic earnings per share...................................................$     0.32
                                                                                    ==========

         Earnings per share - diluted:
                  Continuing operations.............................................$     0.03
                  Discontinued operations...........................................      0.01
                                                                                    ----------
         Diluted earnings per share.................................................$     0.04
                                                                                    ==========

In accordance with SFAS No. 128, "Earnings per Share", the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain, interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants, which have a dilutive impact. The Company does have outstanding warrants and convertible debt at December 31, 2005 and 2004 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.2 million shares for the quarter ended December 31, 2005 would have been included in the Company's diluted earnings per share calculation. If the results of the Company reflected a net income in the first quarter of fiscal 2005, an additional 6.9 million shares would be included in calculating the diluted earnings per share. The additional shares relate to issuance of convertible debt of 6.4 million, warrants of 1.5 million of which 0.3 million would be dilutive using the treasury stock method and stock options of 1.1 million of which 0.2 million would be dilutive using the treasury stock method.

3.   DEBT

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. Bank is described above under "--Liquidity and Basis of Presentation." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2007. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $0.9 million at December 31, 2005 leaving an availability of $4.9 million.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.5 million at December 31, 2005. Due to the fiscal 2004 refinancing (see "--2004 Financing Activity"), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances in fiscal 2004 and 2005 have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at December 31, 2005 (see "--2004 Financing Activity" and "--2005 Financing Activity").

Long-term debt consists of the following (amounts in thousands):

                                                                                           December 31,  September 30,
                                                                                               2005          2005
                                                                                             --------      --------
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15 to maturity in January 2007...........................$  1,420     $   1,442

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................   1,897         1,865

     Convertible debentures due February 2008 bearing interest at 7.0%.......................   7,800         7,800

     Revolving credit agreement, maturing in January 2007, bearing interest at prime
         plus 2.0% (prime rate at December 31, 2005 was 7.25%)...............................     621         3,788

     Term loan, $0.3 million payable in quarterly installments of $0.1 million in 2006, bearing interest at prime plus 2.0% (prime rate at December 31, 2005
          was 7.25%).........................................................................     300           300

     Convertible debentures due April 2008 bearing interest at 7%............................  13,144        20,000

     Convertible debentures due August 2008 bearing interest at LIBOR plus 4%................  20,000        20,000

     Convertible debentures due March 2009 bearing interest at 7.5%..........................  20,000         5,000

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................   2,466         2,766
                                                                                             --------      --------

         Total debt..........................................................................  67,648        62,961

         Less:  Conversion feature and debt discount associated with warrants................ (20,352)      (22,166)
         Less:  amounts payable within one year..............................................  (2,414)         (374)
                                                                                             --------     ---------
     Total long-term debt ...................................................................$ 44,882     $  40,421
                                                                                             ========     =========

Value of derivative liabilities at:
-----------------------------------

                                                               DECEMBER 31, 2005                        SEPTEMBER 30, 2005
                                                               -----------------                        ------------------
                                                                   CONVERSION                               CONVERSION
                                                        WARRANTS    FEATURES      TOTAL          WARRANTS    FEATURES       TOTAL
                                                        --------    --------      -----          --------    --------       -----
January 2004 issuance  ................................$   1,017   $       -    $  1,107        $   1,818   $        -   $    1,818
March 2004 issuance  ..................................      494           -         494              867            -          867
October 2004 issuance..................................    2,967       5,492       8,459            5,033       11,141       16,174
February 2005 issuance.................................    1,914       3,412       5,326            3,637        6,526       10,163
                                                       ---------   ---------    --------        ---------   ----------   ----------
         Totals........................................$   6,392   $   8,904    $ 15,296        $  11,353   $   17,667   $   29,024
                                                       =========   =========    ========        =========   ==========   ==========


4.   DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two businesses of its Zoltek Rt. Operations, which manufacture textile acrylic and nylon fibers and yarns. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC business of its Zoltek Rt. operations. These businesses were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These businesses had been included in the Specialty Products segment (see Note 7). Certain information with respect to the discontinued operations of the textile acrylic, nylon fibers and CMC divisions for the quarters ended December 31, 2005 and 2004 is summarized as follows (amounts in thousands):

                                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                        2005                2004
                                                                                     -----------         -----------
         Net sales.................................................................  $       447          $   2,552
         Cost of sales.............................................................          363              2,505
                                                                                     -----------          ---------
              Gross profit.........................................................           84                 47
         Selling, general and administrative expenses..............................          (27)              (966)
                                                                                     -----------          ---------
              Income (loss) from operations........................................           57               (919)
         Other income (expense)....................................................          (24)               328
                                                                                     -----------          ---------
         Income (loss) from discontinued operations................................  $        33          $    (591)
                                                                                     ===========          =========

5.   STOCK COMPENSATION EXPENSE

On October 1, 2005, the Company adopted the provisions of SFAS No. 123-R "Share-Based Payment" using the modified prospective method. SFAS No. 123-R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prosepective method of adopting SFAS No. 123-R, the Company recognized compensation cost for all share-based payments granted after October 1, 2005, plus any awards granted to employees prior to October 1, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.

Prior to October 1, 2005 the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued Employees" (ABP 25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company's equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

During the fiscal first quarter of 2006 the Company recorded into selling and general administrative expense and into its corporate headquarters segment $0.07 million for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R. There was no capitalized stock-based employee compensation cost as of December 31, 2005. There were no recognized tax benefits during the quarter ended December 31, 2005.

During the fiscal first quarter of 2005 had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, the Company's net income and earnings per share would have been impacted as shown in the following table (amounts in thousands).

                                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                                            2004
                                                                                        -----------
         Reported net loss..............................................................$   (29,929)
         Total stock-based employee compensation expense determined under
           fair value based method for all awards, net of tax effects...................        (51)
                                                                                        -----------
         Pro forma net loss.............................................................$   (29,980)
                                                                                        ===========
         Reported basic and diluted loss per share......................................$     (1.82)
                                                                                        ===========
         Pro forma basic and diluted loss per share.....................................$     (1.82)
                                                                                        ===========

The historical pro-forma impact of applying the fair value method prescribed by SFAS No. 123-R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumption:

                                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                                       -------------------------------
         ASSUMPTIONS                                                                        2005              2004
         -----------                                                                    -----------        ----------
         Expected life of option.....................................................      6 years           6 years
         Risk-free interest rate.....................................................        4.29%             4.25%
         Volatility of stock.........................................................          96%               77%
         Cancellation experience.....................................................          79%               79%
         Expected dividend yield.....................................................           --                --

The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company's stock back to November 2003, the date the Company received its first large order for carbon fiber, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company's stock volatility moving forward.

In 1992, the Company adopted a Long-term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently 1,500,000 shares of common stock may be issued pursuant to awards under the plan of which 1,051,667 are currently outstanding. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1998 and prior vest 100% five years from the date of grant. Options granted in 1999 and thereafter primarily vest 100% three years from date of grant. All options were issued at an option price equal to the market price on the date of grant.

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

Presented below is a summary of stock option plans activity for the first quarter of fiscal 2006:

                                                                                                                         AGGREGATE
                                                                                                            WTD. AVG.    INTRINSIC
                                             WTD. AVG.       WTD. AVG.        WTD. AVG.                     REMAINING      VALUE
                                              OPTIONS     EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE      LIFE         (000)
                                             ---------    --------------    -----------   --------------    ---------    ---------
         Balance, September 30, 2005         1,051,667      $    8.37         812,028      $     8.85                      3,783
             Granted.......................          -
             Exercised.....................     (8,667)          2.21                                                         57
             Cancelled.....................     (2,000)          2.07                                                         13
                                           -----------
         Balance, December 31, 2005          1,041,000      $    8.44         849,750      $     8.60         5.21         2,110

As of December 31, 2005 the Company had $0.5 million of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted average period of 1.9 years.

6.   SEGMENT INFORMATION

The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Specialty Products. In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two businesses of its Zoltek Rt. Operations, which manufacture textile acrylic and nylon fibers and yarns. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC business of its Zoltek Rt. Operations. These businesses were previously part of the Specialty Products segment.

The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures carbon fibers used to manufacture aircraft brake pads and oxidized acrylic fibers for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets thermoplastic compounds and continuously extruded netting products and is located in Hungary. In the fourth quarters of fiscal 2004 and fiscal 2005, the Company discontinued businesses that were within this segment. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer or a small group of customers.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the first quarter ended December 31, 2005 and 2004 and balance sheet at December 31, 2005 and September 30, 2005 (amounts in thousands):

                                                                           THREE MONTHS ENDED DECEMBER 31, 2005
                                                                           ------------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
Net sales............................................   $     10,758   $     4,515   $     1,448     $         -     $    16,721
Cost of sales, excluding available unused capacity...          8,970         3,830         1,166               -          13,966
Available unused capacity expenses...................              -             -             -               -               -
Operating income (loss)..............................            413           364          (286)         (1,371)           (880)
Depreciation and amortization expense................          1,104           223           107              33           1,467
Capital expenditures.................................          3,877         1,136             -               -           5,013

                                                                           THREE MONTHS ENDED DECEMBER 31, 2004
                                                                           ------------------------------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
Net sales............................................   $      7,052   $     3,778   $     1,413     $         -     $    12,243
Cost of sales, excluding available unused capacity...          7,075         2,969         1,168               -          11,212
Available unused capacity expenses...................            525             -             -               -             525
Operating income (loss)..............................         (1,682)          357           534            (605)         (1,396)
Depreciation and amortization expense................            892           239           129              29           1,289
Capital expenditures.................................          2,151           160           175              11           2,497

                                                                                       TOTAL ASSETS
                                                                                       ------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
December 31, 2005....................................   $     96,251   $    22,429   $    10,044     $     4,110     $   132,834
September 30, 2005...................................         93,386        22,662        10,654           3,727         130,429

7.   INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                                            2005            2005
                                                                                        ------------    -------------
         Raw materials.................................................................  $  13,260        $  11,872
         Work-in-process...............................................................        722              430
         Finished goods................................................................     10,994           11,638
         Supplies, spares and other....................................................        903              813
                                                                                         ---------        ---------
                                                                                         $  25,879        $  24,753
                                                                                         =========        =========

8.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123-R "Accounting for Stock-Based Compensation", which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. SFAS No. 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal years ending after June 15, 2005. The Company adopted SFAS No. 123-R as of October 1, 2005 (see Note 5).

EITF Issue No. 05-2 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. All the Company's current debt issuances have already complied with EITF Issue No. 05-2. Accordingly, the adoption will have no material impact on the Company's financial statements.

EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does have convertible debt with beneficial conversion features and is currently evaluating the effect of this interpretation on the Company's financial statements when implemented.

9.   COMMITMENTS AND CONTINGENCIES

Leases
------

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

In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A non-jury trial was held and we are awaiting the judge's ruling. The Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

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

Concentration of Credit Risk
----------------------------

For the three months ended December 31, 2005, the Company reported sales of $2.9 million, to a wind turbine manufacturer, which was the only customer that represented greater than 10% of Company sales. There are no customers with a receivable balance in excess of 10% of the total Company balance.

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

The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-volume applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas and Hungarian facilities. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications were slower to develop than anticipated. From 1998 to mid-2003 total carbon fiber usage did not grow significantly and aerospace applications actually declined. This situation resulted in substantial overcapacity and destructive pricing in the industry. Much of the new carbon fiber business was captured by the aerospace fibers as certain manufacturers sold their aerospace-grade fibers on the commercial markets at prices that did not cover their total costs, undermining the Company's commercialization strategy.

The carbon fiber market conditions began to change in fiscal 2004. Two major aerospace programs, the Airbus A-380 and the Boeing 787, have absorbed virtually all of the aerospace fiber capacity, and resulted in the divergence of the aerospace and commercial markets for carbon fibers. The divergence of the two markets was accelerated by the strength in the development of the carbon fiber wind turbine blade market. Increasing sales of carbon fiber products during fiscal 2005 confirmed this shift. Since the beginning of fiscal 2005, the Company announced long-term supply arrangements with the two largest manufacturers of wind turbines. The Company expects that these supply arrangements will generate $80 to $100 million of sales over the next three years. Currently Zoltek believes it is in a unique position of having the installed capacity, the technical capability to increase the scale of its productive capacity with relatively short lead times and the fiber quality that can attract current available and future new business.

In order to meet demand for carbon fibers for wind energy and other commercial carbon fiber applications, Zoltek undertook a three-phase capacity expansion program. First, in fiscal 2005 Zoltek initiated the start-up of the five installed lines at its Abilene, Texas facility and activated sufficient precursor capacity to support all of the Company's carbon fiber capacity. Second, Zoltek has added two new carbon fiber lines and added sufficient precursor capacity to supply them at the Company's Hungarian facility. These lines began to operate at targeted production rates toward end of the first quarter of 2006. The third phase of the expansion program calls for a doubling of the carbon fiber and precursor capacity levels and is expected to be operational by December 31, 2006. The Company expects that a $50.0 million convertible debt-financing package entered into in September 2005, of which $30.0 million has been funded to date, will provide a substantial portion of the capital resources for the planned capacity increase in fiscal 2006. The Company has specifically targeted several significant and emerging applications: wind energy, oil and gas, construction, alternate energy and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

Maintaining the excess capacity had been costly, but the Company believed it was necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the new orders in place and indications for additional significant orders, the Company restarted its major carbon fiber manufacturing facility in Abilene, Texas, which had been temporarily idled. The reactivation of the Abilene facility has been more difficult and costly than expected. As of September 30, 2005, all of the production lines at the Company's Abilene facility were operational, however, the facility had not reached its targeted production level. Since late November 2005 the carbon fiber lines at this facility have demonstrated significant operational improvement and the Company believes the lines should reach desired production rates during the second quarter of fiscal 2006. The improvements in operation in December 2005 have already had a positive impact on the Company's financial results.

During the fourth quarter of fiscal 2004, the Company discontinued the nylon fiber operation and the acrylic textile business. During the fourth quarter of fiscal 2005, the Company discontinued the CMC operation. These divisions, which were part of the Company's specialty products segment, were deemed not to be part of the long-term strategy of the Company and not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The wind-down of nylon fiber and acrylic textile product lines was substantially completed by February 1, 2005, and the CMC operation was shut down at September 30, 2005. The Company is utilizing a portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The results from operations of these two divisions have been reclassified to discontinued operations.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------
DECEMBER 31, 2004
-----------------

The Company's sales increased 37%, or $4.5 million, to $16.7 million in the first quarter of fiscal 2006 from $12.2 million in the first quarter fiscal 2005. Carbon fiber sales increased 52%, or $3.7 million, to $10.8 million in the first quarter of fiscal 2006 from $7.1 million in the first quarter fiscal 2005 as production and sales of wind energy orders continued and the demand for the Company's milled and chopped products for the deep sea oil business significantly increased from prior years. The Company's sales were constrained by production capacity, which will be significantly increased in later quarters as the newly added capacity in Hungary comes on line and as the Abilene facility production continues to improve. Technical fiber sales increased 18%, or $0.7 million, to $4.5 million in the first quarter of fiscal 2006 from $3.8 million in the first quarter fiscal 2005. Technical fiber sales increased as the

Company had a significant increase in orders from its European aircraft brake customers. Sales of the continuing components of the specialty products business segment were flat at $1.5 million in the first quarter of fiscal 2006.

The Company's cost of sales (including available unused capacity costs) increased by 25%, or $2.8 million, to $14.0 million in the first quarter of fiscal 2006 from $11.2 million in the first quarter of fiscal 2005. Carbon fiber cost of sales increased by 26%, or $1.9 million, to $9.0 million for the first quarter of fiscal 2006 from $7.1 million for the first quarter of fiscal 2005. The 26% increase in carbon fiber cost of sales resulted from the increased sales of 52% discussed above, offset by the improvement in reducing cost related to the start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. The Company expects that the efficiency of the manufacturing operation will continue to improve during the second quarter of fiscal 2006. Technical fiber cost of sales increased $0.8 million, or 26%, to $3.8 million for the first quarter of fiscal 2006 from $3.0 million for the first quarter of fiscal 2005. The cost of sales of the specialty products segment was flat for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 at $1.2 million

During the first quarter of fiscal 2005, the Company incurred costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $0.5 million during the first quarter of fiscal 2005. During the first quarter of fiscal 2006, the increased orders and increased efficiency rates resulted in the unused capacity costs being fully absorbed into cost of sales. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $1.1 million in the first quarter of fiscal 2006 and $0.8 million in the first quarter of fiscal 2005. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase in the first quarter of fiscal 2006 related to application development of the towpreg product at the Company's prepreg facility in Utah.

Selling, general and administrative expenses were $2.5 million in the first quarter of fiscal 2006 compared to $1.1 million in the first quarter of fiscal 2005. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements.

Operating loss was $0.9 million in the first quarter of fiscal 2006 compared to a loss of $1.4 million in the first quarter of fiscal 2005, a decrease of $0.5 million. Carbon fiber operations went from a loss of $1.7 million in the first quarter of fiscal 2005 to a profit of $0.4 million in the first quarter of fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2006 related to the increase in production and sales over the first quarter of fiscal 2005 as the Company's Abilene facility production efficiency continued to increase. The operating income in technical fibers was flat at $0.4 million as the increase in sales was offset by an increase in operating cost to produce. Specialty products reported an operating loss of $0.3 million during the first quarter of fiscal 2006 compared to income $0.5 million in the first quarter of fiscal 2005 as the remaining operating divisions had to absorb general administrative cost that was not reduced when the Company discontinued some divisions within the specialty products segment. Corporate headquarters operating loss increased by $0.8 million to a loss of $1.4 million in the first quarter of fiscal 2006 due to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. The decrease in the Company's total operating loss was principally a result of the increase in sales and production and the increase in efficiencies of the Abilene, Texas facility.

Interest expense was approximately $0.8 million in the first quarter of fiscal 2006 compared to $1.1 million in the corresponding period of fiscal 2005. The decrease in interest resulted from consistent debt levels from prior fiscal year offset by the capitalization of interest cost of $0.3 million related to the expansion of the Company's carbon fiber lines (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact of the increase in interest rates was immaterial.

Amortization of financing fees, which are non-cash expenses, was approximately $2.0 million in the first quarter of fiscal 2006 compared to $1.8 million in the first quarter of fiscal 2005. The increase in amortization resulted from the Company issuing additional convertible debt during fiscal 2005 and 2006 (see "--Liquidity and Capital Resources").

Gain or loss on value of warrants and conversion feature, which is a non-cash item, was a gain of $10.0 million in the first quarter of fiscal 2006 compared to a loss of $25.5 million in the first quarter of fiscal 2005 (see "--Liquidity--Financing"). The income during the first quarter of fiscal 2006 was attributable to the decrease in the market price of the Company's common stock during the quarter.

Other income/expense, net, was expense of $0.01 million in the first quarter of fiscal 2006 compared to income of $0.5 million for the first quarter fiscal 2005. The increase was due to in the foreign currency transactional loss during the first quarter of fiscal 2006 which was due to the Hungarian Forint becoming weaker during the quarter compared to the Euro and Pound in which the Company buys most of its raw material.

Income tax expense was $0.1 million for the first quarter of fiscal 2006 compared to $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal quarters of 2006 and 2005 due to uncertainties in the Company's ability to utilize net operating loss carryforwards in the future. The expenses for the quarters relates to local taxes for the Hungarian facility.

The foregoing resulted in income from continuing operations of $6.3 million for the first quarter of fiscal 2006 compared to a loss of $29.9 million for the first quarter of fiscal 2005. Similarly, the Company reported income from continuing operations per share of $0.31 and $0.03 on a basic and diluted basis, respectively, for the first quarter of fiscal 2006 and a loss from continuing operations per share of $(1.78) on a basic and diluted basis, respectively, for the first quarter of fiscal 2005. The weighted average common shares outstanding were 19.9 million basic and 22.4 million diluted for fiscal 2006 and 16.4 million basic and diluted for the first quarter of fiscal 2005.

The income from discontinued operations of $0.03 million for the first quarter of fiscal 2006 compares to a loss of $0.6 million for the first quarter of fiscal 2005. The significant decrease in sales was offset by a significant decrease in cost during the first quarter of fiscal 2006 as the Company sold off its prior existing inventory balance of its acrylic fiber business and CMC division. The Company reported income from discontinued operations per share of $0.01 on a basic and diluted basis for fiscal 2006 and a loss per share of $(0.04) on a basic and diluted basis for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to the timing of development of markets for carbon fiber products in each of the past five fiscal years, the Company has incurred significant operating losses and the Company's operations have used cash in excess of cash generated by operating activities. As a result, the Company has executed refinancing arrangements and incurred borrowings under credit facilities, issued multiple convertible debenture facilities, as well as long-term debt financing utilizing the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

Management will seek to fund the Company's near-term operating needs from anticipated sales increases related to expected increases in production capacity at existing facilities, sale of excess inventories, and continued active management of the Company's working capital. There can be no assurance that the Company will realize such anticipated sales increases from improvements in its production capacity from its existing facilities, or that the Company will be able to generate sufficient cash flows from operating activities to fund its various obligations in the ordinary course of business. Should the Company be unable to generate sufficient cash flows, it may be required to seek additional debt or equity capital. There can be no assurance that such capital will be available, or if available, that it will be available on terms acceptable to the Company. The Company's ability to obtain additional debt and/or equity financing will depend on numerous factors, including the Company's operating performance with respect to meeting planned production capacity growth targets, the existence of sufficient demand for the Company's products and overall financial market conditions.

In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50.0 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million, $15.0 million, $20.0 million and $10.0 million, respectively, of which the first two tranches and half of the third tranche have been drawn down. The agreement provides for Zoltek to draw down the remaining financing over the next nine months subject to satisfaction of certain conditions, including registration of the shares related to the prior closings.

In December 2005, the Company extended the expiration of its credit facility with a U.S. bank to January 1, 2007. The credit facility consists of a term loan of $0.3 million and a revolving credit loan with maximum available borrowings of $5.5 million of which $1.7 million and $5.5 million was available as of September 30, 2005 and December 31, 2005, respectively. The Company anticipates it will require the remaining proceeds of the $50.0 million financing package or other significant financing in fiscal 2006 to support its previously announced capacity expansion program. The Company believes this is sufficient to fund near-term liquidity needs but there can be no assurance that changes in circumstances or unforeseen events could lead to the need for additional borrowings.

The Company believes the $50.0 million financing package mentioned above, of which $30.0 million has been drawn, along with the availability under the Company's credit facility is sufficient to fund Zoltek's operations during 2006.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." See table below for impact on the quarterly financial results ended December 31, 2005 and 2004 (amounts in thousands).

                                                                             THREE MONTHS ENDED DECEMBER 31, 2005
                                                                             ------------------------------------
                                                                                          CONVERSION
                                                                            WARRANTS       FEATURES         TOTAL
                                                                            --------       --------         -----
         January 2004 issuance - mark to market ...........................$     800      $       -       $     800
         March 2004 issuance - mark to market .............................      373              -             373
         October 2004 issuance - mark to market ...........................    2,066          1,946           4,012
         February 2005 issuance - mark to market ..........................    1,723          3,114           4,837
                                                                           ---------      ---------       ---------
                  Gain  on value of warrants and
                    conversion feature.....................................$   4,962      $   5,060       $  10,022
                                                                           =========      =========       =========

                                                                             THREE MONTHS ENDED DECEMBER 31, 2004
                                                                             ------------------------------------
                                                                                          CONVERSION
                                                                            WARRANTS       FEATURES         TOTAL
                                                                            --------       --------         -----
         January 2004 issuance - mark to market ...........................$  (1,816)     $  (7,125)      $  (8,941)
         March 2004 issuance - mark to market .............................   (1,249)        (4,903)         (6,152)
         October 2004 issuance - mark to market ...........................   (2,398)        (8,026)        (10,424)
                                                                           ---------      ---------       ---------
                   Loss on value of warrants and
                     conversion feature....................................$  (5,463)     $ (20,055)      $ (25,518)
                                                                           =========      =========       =========

Fiscal 2006 Financing Activity
------------------------------

During the quarter ended December 31, 2005, the investors converted $6.9 million of convertible debt issued in the October 2004 transaction into 721,633 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in October issuances, which was valued at $3.7 million and offset by a reduction to equity of $2.5 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company wrote off the unamortized deferred financing cost of $0.2 million related to these issuances into additional paid-in capital.

During January 2006, the investors converted $13.1 million of convertible debt issued in the October 2004 transaction into 1,378,947 shares of common stock. The October 2004 issuances have been fully converted into the Company's common stock.

The Company received an additional $10 million of funding in February 2006 under the previously announced September 2005 convertible financing facility of up to $50 million. Zoltek now has received a total of $30 million under this arrangement. The recently issued convertible notes, which are secured by certain assets of the Company's Hungarian operations, are convertible into Zoltek common stock at a conversion price of $13.07 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum. Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 267,789 shares of common stock at an exercise price of $15.16 per share.

Fiscal 2005 Financing Activity
------------------------------

In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in five separate closings of $5.0 million drawn down on September 30, 2005, $15.0 million drawn down in December 2005, $10.0 million drawn down in February 2006, $10.0 million and $10.0 million. The agreement provides for Zoltek to draw down the remaining financing over the next nine months subject to the satisfaction of various conditions, including registration of the shares related to the prior draw downs. The borrowings incurred at each closing will mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, which correlates to a conversion price of $12.50 per share. Debentures issuable at the subsequent closings will be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing. This financing is collateralized by the carbon fiber assets of the Company's Hungarian subsidiary.

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

During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million, which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company wrote off the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

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

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward. These convertible debentures have been converted into the Company's common stock.

Fiscal 2004 Financing Activity
------------------------------

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

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                            (1)FEBRUARY   JANUARY     MARCH       OCTOBER    FEBRUARY  (1)SEPTEMBER (1)DECEMBER
                                               2003        2004        2004        2004        2005        2005         2005
                                               ----        ----        ----        ----        ----        ----         ----
Amount of debenture (millions).............  $8.1        $7.0        $5.75       $20.0       $20.0       $5.0         $15.0
Per share conversion price on debenture....  $3.25       $5.40       $6.25       $12.00      $20.00      $12.50       $12.50
Interest rate..............................  7.5%        6.0%        6.0%        7.0%        7.5%        7.5%         7.5%
Term of debenture..........................  60 months   30 months   30 months   42 months   42 months   42 months    42 months
Warrants issued............................  405,000     323,995     230,000     500,000     457,142     140,000      420,000
Term of warrant............................  60 months   48 months   48 months   72 months   48 months   60 months    60 months
Per share exercise price of warrants.......  $5.00       $5.40       $7.50       $13.00      $17.50      $14.50       $14.50
Fair value per warrant at issuance.........  $0.93       $2.27       $5.43       $6.02       $10.47      $9.34        $5.92
Value per share conversion feature at
  issuance.................................  $3.11       $1.78       $5.06       $4.31       $10.47      $9.91        $10.72
Stock price on date of agreement...........  $1.58       $5.40       $9.53       $9.60       $16.68      $13.15       $8.80
Stock volatility at issuance...............  100%        50%         61%         75%         84%         205%         96%
Dividend yield.............................  0.0%        0.0%        0.0%        0.0%        0.0%        0.0%         0.0%
Risk free interest rate at issuance........  3.0%        2.78%       2.44%       3.71%       3.46%       4.25%        4.28%

--------------------------------
(1)    The warrants issued in connection with the February 2003, September
       2005 and December 2005 convertible issuances meet the criteria of
       EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. The conversion features do not require derivative accounting.
       The September 2005 issuance does have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on earnings per share:

                                                                                THREE MONTHS ENDED
                                                                                 DECEMBER 31, 2005
                                                                                 -----------------
         Numerators:
         Income from continuing operations..........................................$    6,255
         Impact of convertible debt and warrants:
                  Add:  interest expense............................................       604
                  Add:  amortization of financing fees and debt discount............        64
                  Less: gain on value of conversion feature and warrants............    (6,233)
                                                                                    ----------
         Income from continuing operations..........................................       690
         Income from discontinued operations........................................        33
                                                                                    ----------
         Net Income.................................................................$      723
                                                                                    ==========

         Denominators:
         Average shares outstanding - basic.........................................    19,918
         Impact of convertible debt, warrants and stock options.....................     2,467
                                                                                    ----------
         Average shares outstanding - diluted.......................................    22,385
                                                                                    ==========

         Earnings per share - basic:
                  Continuing operations.............................................$    0.31
                  Discontinued operations...........................................     0.01
                                                                                    ---------
         Basic earnings  per share..................................................$    0.32
                                                                                    =========

         Earning per share - diluted:
                  Continuing operations.............................................$    0.03
                  Discontinued operations...........................................     0.01
                                                                                    ---------
         Diluted earning  per share.................................................$    0.04
                                                                                    =========

In accordance with SFAS No. 128, "Earnings per Share", the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain, interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants which have a dilutive impact. The Company does have outstanding warrants and convertible debt at December 31, 2005 and 2004 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.2 million shares for the quarter ended December 31, 2005 would have been included in the Company's diluted earnings per share calculation. If the results of the Company reflected a net income in the first quarter of fiscal 2005, an additional 6.9 million shares would be included in calculating the diluted earnings per share. The additional shares relate to issuance of convertible debt of 6.4 million, warrants of 1.5 million of which 0.3 million would be dilutive using the treasury stock method and stock options of 1.1 million of which 0.2 million would be dilutive using the treasury stock method.

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. Bank is described above under "--Liquidity." No financial covenants apply to the credit facility from the U.S. bank, which mature on January 1, 2007. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $0.9 million at December 31, 2005 leaving an availability of $4.9 million.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $2.4 million at December 31, 2005. Due to the fiscal 2004 refinancing (see "--2004 Financing Activity"), the credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances in fiscal 2004 and 2005 have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at December 31, 2005 (see "--2004 Financing Activity" and "--2005 Financing Activity").

Cash Used In Continuing Operating Activities
--------------------------------------------

The $3.5 million increase in cash used in continuing operations in the first quarter of fiscal 2006, was the result of a $3.7 million increase in working capital which was primarily attributable to a decrease in payables and accrued expenses as the Company utilized the proceeds from financing received during the quarter to reduced its payables. Receivables decreased, as the Company implemented new credit terms with a few of their key accounts and a smaller increase in inventory as sales continue to improve. The Company anticipates improving future cash flows from operations as it gains operating efficiency at the Abilene and Hungarian manufacturing facilities and a continued aggressive approach to selling milled and chopped inventory.

Cash Used in Discontinued Operating Activities
----------------------------------------------

Net cash used in discontinued operating activities was $0.1 million for the first quarter of fiscal 2006. The cash flow used by discontinued operating activities during the first quarter was primarily related to the net income of $0.03 million plus decreases in net operating assets of $0.2 million. The decrease in receivables and inventory related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly from the prior year.

Cash Used in Investing Activities
---------------------------------

Net cash used in investing activities for the three months ended December 31, 2005 was $5.0 million which consisted of capital expenditures. These expenditures related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

Net cash used in investing activities for the three months ended December 31, 2004 was $2.5 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company's carbon fibers production capacity. The Company expects capital expenditures to increase in connection with the expansion of its precursor facility in Hungary and the installation of eight additional carbon fiber lines to meet the increased demand for carbon fiber.

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $10.9 million and $5.7 million for the three months ended December 31, 2005 and 2004, respectively. The various financing transactions for the first quarters of fiscal 2006 and 2005 are described above.

Future Contractual Obligations
------------------------------

A summary of significant contractual obligations is shown below. See Notes 2 and 3 to the consolidated financial statements for discussion of the Company's debt agreements. The Company's financial commitments as of December 31, 2005 included the following:

                                                                                 LESS THAN                     3-5        MORE THAN
                                                                      TOTAL        1 YEAR       1-3 YEARS     YEARS        5 YEARS
                                                                   ----------     --------     ----------   ---------    ----------
         Notes payable.............................................$      185     $    185
         Convertible debentures....................................    60,944            -     $   60,944
         Long-term debt, including current maturities..............     6,703        2,414          4,289   $       -    $        -
                                                                   ----------     --------     ----------   ---------    ----------
                  Total debt.......................................    67,832        2,599         65,233           -             -
         Operating leases..........................................       348           58            174         116             -
                                                                   ----------     --------     ----------   ---------    ----------
                  Total debt and operating leases..................    68,180        2,657         65,407         116             -
         Contractual interest payments.............................    13,086        4,910          8,176           -             -
         Lawsuit judgment..........................................     1,188        1,188              -           -             -
         Purchase obligations......................................     1,095        1,095              -           -             -
                                                                   ----------     --------     ----------   ---------    ----------
                  Total contractual obligations....................$   83,549     $  9,850     $   73,583   $     116    $        -
                                                                   ==========     ========     ==========   =========    ==========


The future contractual obligations and debt could be reduced by $73.2 million in exchange for 6.4 million shares of common stock if all the convertible debt was converted.

                                                  CONVERSION                 LESS THAN                     3-5       MORE THAN
                                                     PRICE         TOTAL       1 YEAR      1-3 YEARS      YEARS       5 YEARS
                                                   --------     ----------   ----------   ----------    --------     ---------
Total contractual obligation.......................             $  83,549    $   9,850    $  73,583     $    116     $       -
February 2003 issuance.............................$   3.25        (7,800)           -       (7,800)           -             -
October 2004 issuance..............................    9.50       (13,100)           -      (13,100)           -             -
February 2005 issuance.............................   20.00       (20,000)           -      (20,000)           -             -
September 2005 issuance............................   12.50        (5,000)           -      (20,000)           -             -
December 2005 issuance.............................   12.50       (15,000)           -      (15,000)           -             -
Interest payments..................................               (12,338)      (4,532)      (7,806)           -             -
                                                                ----------   ----------   ----------    --------     ---------
     Total contractual obligations assuming
      conversion...................................             $  10,311    $   5,318    $   4,877     $    116     $       -
                                                                =========    =========    =========     ========     =========

During January 2006, the investors converted $13.1 million of convertible debt issued in the October 2004 transaction into 1,378,947 shares of common stock. The October 2004 issuances have been fully converted into the Company's common stock.

As of February 1, 2006, the last reported sale price of the Company's common stock was $14.13 per share.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123-R "Accounting for Stock-Based Compensation", which addressed the requirement for expensing the cost of employee services received in exchange for an award of equity instrument. SFAS No. 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal years ending after June 15, 2005. The Company adopted SFAS No. 123-R as of October 1, 2005 (see Note 5).

EITF Issue No. 05-2 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. All the Company's current debt issuances have already complied with EITF Issue No. 05-2. Accordingly, the adoption will have no material impact on the Company's financial statements.

EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does have convertible debt with beneficial conversion features and is currently evaluating the effect of this interpretation on the Company's financial statements when implemented.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. However, the February 2005 convertible debt issuance of $20.0 million bears interest at a variable rate and the Company plans to review whether some type of interest rate hedging strategy would be viable to reduce the risk of the variable rate. At December 31, 2005, the Company did not have any interest rate swap agreements outstanding. However, a one percent increase in the weighted average interest rate of the Company's variable rate debt would result in a $0.2 million increase in interest expense based on the debt levels at December 31, 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by Zoltek management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the Company's evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management's assessment of internal controls as of September 30, 2005, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, its disclosure controls and procedures were ineffective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Zoltek management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of Zoltek management, including the Company's Chief Executive Officer and Chief Financial Officer, it conducted an assessment of the effectiveness of its internal control over financial reporting as of September 30, 2005. In making this assessment, the Company used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company's assessment of its internal control over financial reporting described above, it has identified the following control deficiencies, which represent material weaknesses in the Company's internal control over financial reporting as of December 31, 2005.

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

     The control deficiencies described in a) through c) above could result in a misstatement of accounts or disclosures that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

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

     The control deficiencies described in a) and b) above could result in a misstatement of the Company's inventory and cost of goods sold accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

     Management has determined that each of the control deficiencies described in a) and b) above constitute a material weakness.

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

Because of the material weaknesses described above which were identified during management's assessment process as of September 30, 2005, the Company has concluded that it did not maintain effective internal control over financial reporting as of December 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Zoltek made no changes in its internal control over financial reporting that occurred in the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT'S REMEDIATION INITIATIVES AND INTERIM MEASURES

As discussed above, management has identified certain material weaknesses that exist in the Company's internal control over financial reporting and management is taking steps to strengthen its internal control over financial reporting. Zoltek is actively engaged in the implementation of remediation efforts to address the material weaknesses in Zoltek's internal control over financial reporting as of December 31, 2005. These remediation efforts, as outlined below, are designed to address the material weaknesses identified by Zoltek management and to enhance the overall control environment.

The Company recognizes the importance of having staff with the competencies required for the accurate interpretation and application of GAAP for having effective internal control over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information. Consequently management has initiated the following remediation programs to address the identified material weaknesses:

1) The Company is currently in search of key employees with the commensurate knowledge, experience and training necessary to meet the Company's requirements regarding accounting, financial reporting and information technology. Specifically, the Company's plans to add experienced and knowledgeable staff in key support areas, including human resources, finance and accounting and information technology. The Company is in the process of developing processes and controls related to information technology infrastructure within the areas of systems development, software change management, computer operations and security. The Company believes the addition of resources and documented processes and controls in the information technology environment will improve the control consciousness within the information technology environment.

2) The Company is in the process of remediating the material weaknesses in its internal controls related to the period-end financial reporting process. The Company's planned remediation includes:

     a) Increasing staffing, as discussed in 1) above, to ensure sufficiently competent employees are available to perform necessary period-end financial reporting procedures.

     b) Increasing supervisory review of the consolidation process and preparation of financial statements and related disclosures.

     c) Implementation of controls surrounding the calculation of foreign currency translation adjustment.

3) The Company is in the process of remediating the material weakness in its internal controls related to the preparation, review and approval of journal entries. The Company's remediation plan includes increased staffing, as discussed in 1) above, to ensure sufficiently competent employees are available to prepare, review and approve journal entries.

4) The Company is in the process of remediating the material weakness in its internal controls related to the account reconciliation process. The Company's remediation plan includes increased staffing, as discussed in 1) above, to ensure sufficiently competent employees are available to prepare, review and approve significant account reconciliations.

5) The Company has implemented a formal process on an interim and annual basis regarding its review and determination of allowance for doubtful accounts at its Hungarian subsidiary.

6) The Company will improve its controls over its accounting for inventory by implementing the following:

     a) The Company will improve compliance with its previously established cycle counting process, by instituting greater management oversight, providing additional training for cycle count personnel, mandating use of specifically designed cycle count worksheets, requiring review and approval of all cycle counts by another trained individual, and adding secondary verification that all cycle count adjustments have been entered into the Company's inventory system. Additionally, the Company will implement written procedures for the annual physical inventory to ensure that all inventory items are appropriately identified and accounted for.

     b) The Company will implement a formal plan to establish controls over its inventory valuation process. A cost accounting process will be implemented, including formal identification of current costs of manufactured products, development of new cost standards to be utilized in the manufacturing process, and routine review of manufacturing variances against benchmarks to validate production costs and inventory values. Finally, the Company is committed to a plan for effectively evaluating the adequacy of its inventory valuation reserve to ensure recognition of valuation adjustments, obsolescence, and slow moving inventory.

7) The Company plans to implement a fixed asset capitalization policy to establish procedures over fixed asset acquisitions and retirements, and formalize capitalization eligibility limits, including mandated identification and recognition of interest used to finance asset acquisitions.

8) The increased staffing of competent and trained employees referred to in 1) above will allow the Company to enhance its review of significant non-routine and complex accounting issues, including establishing controls over accounting for derivatives.

9) The increased staffing of competent and trained employees referred to in 1) above will allow the Company to enhance its review of significant non-routine and complex accounting issues, including establishing controls over accounting for earnings per share disclosures.

10) The Company recognizes the importance of segregation of duties and the access controls to programs and data. The Company's remediation plans include:

     a) Increasing staffing, as discussed in 1) above, to ensure sufficiently competent staffing is in place to ensure segregation of duties can occur.

     b) Establishment of manual controls to segregate duties, where necessary, associated with the creation, critical review, approval and reconciliation of transactions related to the financial reporting process.

     c) Establishment of an information technology infrastructure that ensures that access to programs and data are controlled to ensure proper segregation of duties.

                           ZOLTEK COMPANIES, INC.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

                   See Note 9 of the Notes to Consolidated Financial
             Statements for a summary of the Company's current legal proceedings.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

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

                   The debentures issued in the first two closings, were
             accompanied by five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. In the third and fourth closings, the amount and number of warrants will vary according to Zoltek's share price at the time of the closing. As part of the new financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50, with the requirement that conversion take place within 30 days of the second closing. Further, Zoltek also has agreed to reduce the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued February 2005 based on the market price of Zoltek's common stock on the nine-month anniversary of the second closing. The adjusted conversion price will equal 90% of the market price of the common stock, but will not be less than $12.50 nor exceed $20.00.

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

                                                     Zoltek Companies, Inc.
                                                        (Registrant)

Date:  February 9, 2006                      By:      /s/ KEVIN SCHOTT
       ----------------                         -------------------------------
                                                        Kevin Schott
                                                    Chief Financial Officer