Form 10-Q
period 2006-03-31
ZOLTEK COMPANIES INC
filed 2006-05-11
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549



                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 2006               Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 1, 2006, 22,202,695 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                    ZOLTEK COMPANIES, INC.

                                                  CONSOLIDATED BALANCE SHEET
                                                  --------------------------
                                  (Amounts in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                 MARCH 31,      SEPTEMBER 30,
ASSETS                                                                                             2006             2005
-----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents................................................................. $    3,610       $      255
     Accounts receivable, less allowance for doubtful accounts of $777 and
       $718, respectively......................................................................     16,944           11,101
     Inventories...............................................................................     23,021           24,753
     Other current assets......................................................................      5,062            3,195
                                                                                                ----------       ----------
          Total current assets.................................................................     48,637           39,304
Property and equipment, net....................................................................     95,630           88,018
Other assets...................................................................................      2,828            3,107
                                                                                                ----------       ----------
          Total assets......................................................................... $  147,095       $  130,429
                                                                                                ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt...................................................... $    1,511       $      374
     Trade accounts payable....................................................................     11,742           13,267
     Notes payable.............................................................................         38              442
     Accrued expenses and other liabilities....................................................      5,420            6,149
                                                                                                ----------       ----------
          Total current liabilities............................................................     18,711           20,232
Other long-term liabilities....................................................................        108              107
Value of warrants and conversion feature associated with convertible debentures................     31,734           29,024
Long-term debt, less current maturities........................................................     40,408           40,421
                                                                                                ----------       ----------
          Total liabilities....................................................................     90,961           89,784
                                                                                                ----------       ----------
Commitments and contingencies (Notes 2 and 9)
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................          -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       22,094,997 and 19,213,384 shares issued and outstanding, respectively...................        218              189
     Additional paid-in capital................................................................    189,379          148,982
     Accumulated deficit.......................................................................   (117,150)         (95,705)
     Accumulated other comprehensive loss......................................................    (16,313)         (12,821)
                                                                                                ----------       ----------
          Total shareholders' equity...........................................................     56,134           40,645
                                                                                                ----------       ----------
          Total liabilities and shareholders' equity .......................................... $  147,095       $  130,429
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

                                                       ZOLTEK COMPANIES, INC.

                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                               ------------------------------------
                                           (Amounts in thousands, except per share data)
                                                            (Unaudited)

                                                                        THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                                        ----------------------------    --------------------------
                                                                              2006         2005              2006         2005
------------------------------------------------------------------------------------------------------------------------------------
Net sales...............................................................  $    27,320  $    14,308       $    44,041  $    26,550
Cost of sales, excluding available unused capacity costs................       19,887       13,592            33,853       24,804
Available unused capacity costs.........................................            -          524                 -        1,049
Application and development costs.......................................        1,290          824             2,368        1,652
Selling, general and administrative expenses............................        2,972        1,259             5,529        2,333
                                                                          -----------  -----------       -----------  -----------
     Operating income (loss) from continuing operations.................        3,171       (1,891)            2,291       (3,288)
Other income (expense):
     Interest expense, excluding amortization of financing fees, debt
       discount and beneficial conversion feature.......................         (545)      (1,140)           (1,331)      (2,181)
     Amortization of financing fees and debt discount...................       (2,557)      (2,622)           (4,559)      (4,436)
     Gain (loss) on value of warrants and conversion feature............      (27,464)       9,128           (17,442)     (16,426)
     Interest income....................................................            -            -                 -            2
     Other, net.........................................................         (168)        (959)             (180)        (411)
                                                                          -----------  -----------       -----------  -----------
         Income (loss) from continuing operations before income taxes...      (27,563)       2,516           (21,221)     (26,740)
Income tax expense......................................................          181          104               278          219
                                                                          -----------  -----------       -----------  -----------
Net income (loss) from continuing operations............................      (27,744)       2,412           (21,499)     (26,959)
Discontinued operations:
     Operating income (loss), net of taxes..............................           21         (266)               54         (858)
                                                                          -----------  -----------       -----------  -----------
         Net income (loss) on discontinued operations...................           21         (266)               54         (858)
                                                                          -----------  -----------       -----------  -----------
Net income (loss).......................................................  $   (27,723) $     2,146       $   (21,445) $   (27,817)
                                                                          ===========  ===========       ===========  ===========
Net income (loss) per share:
     Basic income (loss) per share:
         Continuing operations..........................................  $     (1.31) $      0.14       $     (1.05) $     (1.58)
         Discontinued operations........................................            -        (0.02)                -        (0.05)
                                                                          -----------  -----------       -----------  -----------
              Total.....................................................  $     (1.31) $      0.12       $     (1.05) $     (1.63)
                                                                          ===========  ===========       ===========  ===========
     Diluted loss per share:
         Continuing operations..........................................  $     (1.31) $     (0.21)      $     (1.05) $     (1.63)
         Discontinued operations........................................            -        (0.02)                -        (0.05)
                                                                          -----------  -----------       -----------  -----------
              Total.....................................................  $     (1.31) $     (0.23)      $     (1.05) $     (1.68)
                                                                          ===========  ===========       ===========  ===========
Weighted average common shares outstanding - basic......................       21,147       17,783            20,526       17,107
Weighted average common shares outstanding - diluted....................       21,147       20,802            20,526       18,107


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

                                                                                      Accumulated
                                                              Add'l                      Other                           Total
                                                   Common    Paid-In    Accumulated  Comprehensive  Comprehensive    Shareholders'
                                                   Stock     Capital      Deficit         Loss           Loss           Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2005.....................  $    189  $ 148,982    $ (95,705)    $ (12,821)                     $  40,645
Convertible debt converted......................        25     22,975            -             -                         23,000
Unamortized value of convertible debt discount
  at time of conversion.........................         -     (7,016)           -             -                         (7,016)
Issuance cost related to convertible debt
  conversions...................................         -       (669)           -             -                           (669)
Value of conversion feature at time of
 conversion.....................................         -     14,730            -             -                         14,730
Value of warrants issued in connection with
  convertible debt..............................         -      5,278            -             -                          5,278
Value of beneficial conversion feature issued
  with convertible debt.........................         -      2,898            -             -                          2,898
Stock option compensation expense...............         -        250            -             -                            250
Exercise of warrants............................         2        933            -             -                            935
Exercise of stock options.......................         2      1,018            -             -                          1,020
Net loss........................................         -          -      (21,445)            -       $(21,445)        (21,445)
Foreign currency translation adjustment.........         -          -            -        (3,492)        (3,492)         (3,492)
                                                                                                       --------
     Comprehensive loss.........................         -          -            -             -       $(24,937)              -
                                                  --------  ---------    ---------     ---------       ========       ---------
Balance, March 31, 2006.........................  $    218  $ 189,379    $(117,150)    $ (16,313)                     $  56,134
                                                  ========  =========    =========     =========                      =========

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

                                                  ZOLTEK COMPANIES, INC.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------
                                                  (Amounts in thousands)
                                                        (Unaudited)

                                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                                --------------------------
                                                                                                  2006             2005
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss................................................................................. $ (21,445)       $ (27,817)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Loss (income) from discontinued operations..........................................       (54)             858
           Depreciation and amortization.......................................................     3,075            2,579
           Amortization of financing fees, debt discount and beneficial conversion feature.....     4,559            4,436
           Loss on value of warrants and conversion feature....................................    17,442           16,426
           Foreign currency transaction losses.................................................         -              148
           Other, net..........................................................................         -              (33)
           Changes in assets and liabilities:
                 Increase in accounts receivable...............................................    (6,613)          (1,551)
                 Decrease (increase) in inventories............................................       762           (3,610)
                 Decrease (increase) in prepaid expenses and other assets......................    (2,010)           1,039
                 Increase (decrease) in trade accounts payable.................................      (103)             599
                 Decrease in accrued expenses and other liabilities............................      (837)            (163)
                 Increase (decrease) in other long-term liabilities............................         8             (336)
                                                                                                ---------        ---------
                      Total adjustments........................................................    16,237           20,392
                                                                                                ---------        ---------
      Net cash used in continuing operations...................................................    (5,208)          (7,425)
      Net cash used in discontinued operations.................................................       (27)            (979)
                                                                                                ---------        ---------
      Net cash used in operating activities....................................................    (5,235)          (8,404)
                                                                                                ---------        ---------

Cash flows from investing activities:
           Purchases of property and equipment.................................................   (13,342)          (5,777)
           Proceeds from sale of property and equipment........................................         -              145
                                                                                                ---------        ---------
      Net cash used in investing activities....................................................   (13,342)          (5,632)
                                                                                                ---------        ---------

Cash flows from financing activities:
           Proceeds from exercise of stock options and warrants................................     1,955              937
           Proceeds from issuance of convertible debt..........................................    25,000           40,000
           Payment of financing fees...........................................................      (928)          (2,188)
           Repayment of notes payable and long-term debt.......................................    (4,057)         (23,637)
                                                                                                ---------        ---------
Net cash provided by financing activities......................................................    21,970           15,112
Effect of exchange rate changes on cash........................................................       (38)               1
                                                                                                ---------        ---------
Net increase in cash...........................................................................     3,355            1,077
Cash and cash equivalents at beginning of period...............................................       255              267
                                                                                                ---------        ---------
Cash and cash equivalents at end of period..................................................... $   3,610        $   1,344
                                                                                                =========        =========

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest.................................................................................. $   2,037        $   1,411
     Income taxes.............................................................................. $       -        $       -
Non-cash conversion of convertible securities.................................................. $  23,000        $       -


                    The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ------------------------------------------------------

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2005 Annual Report on Form 10-K, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included.

In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue and exit its CMC business. This division, a legacy business acquired in connection with the purchase of the Company's Hungarian subsidiary, was not part of the long-term strategy of the Company. This business had been included in the Specialty Products segment (see Note 6). The prior period financial statements have been conformed to current year discontinued operations presentation (see Note 4).

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

Liquidity and Basis of Presentation
-----------------------------------

Due to the timing of development of markets for carbon fiber products in each of the past five fiscal years, the Company has incurred significant operating losses and the Company's operations have used cash in excess of cash generated by operating activities. As a result, the Company has executed refinancing arrangements, incurred borrowings under credit facilities and entered into multiple convertible debenture facilities, as well as used long-term debt financing secured the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

Management will continue to seek to fund the Company's near-term operating needs from anticipated sales increases related to increases in production capacity at existing facilities and continued active management of the Company's working capital. There can be no assurance that the Company will be able to generate sufficient cash flows from operating activities to fund its various obligations in the ordinary course of business. Should the Company be unable to generate sufficient cash flows, it may be required to seek additional debt or equity capital. There can be no assurance that such capital will be available, or if available, that it will be available on terms acceptable to the Company. The Company's ability to obtain additional debt and/or equity financing will depend on numerous factors, including the Company's operating performance with respect to meeting planned production capacity growth targets, the continued existence of sufficient demand for the Company's products and overall financial market conditions.

In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50.0 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provided for the funding to occur in four separate closings of $5.0 million, $15.0 million, $20.0 million and $10.0 million, respectively, of which the first two tranches and half of the third tranche have been drawn down. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In connection with the amendment, the institutional investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The notes to be issued under the amended financing package will be convertible into Zoltek common stock at a conversion price of $25.51 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum for 18 months and thereafter at LIBOR plus 4% per annum. The Company will issue the investors five-year warrants to purchase an aggregate of up to 411,521 shares of common stock at an exercise price of $28.06 per share and up to 111,113 shares of common stock at an exercise price of $.01 per share. The agreement provides for Zoltek to draw down the remaining financing over the next nine months subject to satisfaction of certain conditions.

In December 2005, the Company extended the expiration of its credit facility with a U.S. bank to January 1, 2007. The credit facility consists of a term loan of $0.3 million and a revolving credit loan with maximum available borrowings of $5.5 million of which $1.7 million and $5.5 million were available as of September 30, 2005 and March 31, 2006, respectively. The Company anticipates it will require the remaining proceeds of the $60.0 million financing package or other significant financing in fiscal 2006 to support its previously announced capacity expansion program. The Company believes this is sufficient to fund near-term liquidity needs but its capacity expansion plans for fiscal 2007 and beyond will require additional debt and equity financing.

The Company believes the $60.0 million financing package mentioned above, of which $30.0 million has been drawn, along with the availability under the Company's credit facility is sufficient to fund Zoltek's operations during 2006.

2.   FINANCING

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." As a result of the above-described amendment of the convertible debt financing package in April 2006 and the transactions contemplated thereby, the derivative accounting treatment described in this Note 2 will terminate in the quarter ending June 30, 2006. See table below for impact on the financial results for the quarterly and six-month financial results ended March 31, 2006 and 2005 (amounts in thousands).

                                                        THREE MONTHS ENDED MARCH 31, 2006        SIX MONTHS ENDED MARCH 31, 2006
                                                        ---------------------------------        -------------------------------
                                                                    CONVERSION                              CONVERSION
                                                         WARRANTS    FEATURES      TOTAL         WARRANTS    FEATURES      TOTAL
                                                         --------    --------      -----         --------    --------      -----
January 2004 issuance - mark to market ................ $  (1,911)  $       -    $ (1,911)      $  (1,111)  $        -   $   (1,111)
March 2004 issuance - mark to market ..................      (850)          -        (850)           (477)           -         (477)
October 2004 issuance - mark to market ................    (6,368)     (3,502)     (9,870)         (4,302)      (1,556)      (5,858)
February 2005 issuance - mark to market ...............    (4,568)    (10,265)    (14,833)         (2,845)      (7,151)      (9,996)
                                                        ---------   ---------    --------       ---------   ----------   ----------
         Loss on value of warrants and
           conversion feature.......................... $ (13,697)  $ (13,767)   $(27,464)      $  (8,735)  $   (8,707)  $  (17,442)
                                                        =========   =========    ========       =========   ==========   ==========

                                                        THREE MONTHS ENDED MARCH 31, 2005        SIX MONTHS ENDED MARCH 31, 2005
                                                        ---------------------------------        -------------------------------
                                                                    CONVERSION                              CONVERSION
                                                         WARRANTS    FEATURES      TOTAL         WARRANTS    FEATURES      TOTAL
                                                         --------    --------      -----         --------    --------      -----
January 2004 issuance - mark to market ................  $    783   $  (1,003)   $   (220)      $  (1,032)  $   (8,164)  $   (9,196)
March 2004 issuance - mark to market ..................       522        (778)       (256)           (727)      (5,684)      (6,411)
October 2004 issuance - mark to market ................     1,005       3,604       4,609          (1,392)      (4,422)      (5,814)
February 2005 issuance - mark to market ...............     1,637       3,358       4,995           1,637        3,358        4,995
                                                         --------   ---------    --------       ---------   ----------   ----------
         Gain (loss) on value of warrants and
           conversion feature..........................  $  3,947   $   5,181    $  9,128       $  (1,514)  $  (14,912)  $  (16,426)
                                                         ========   =========    ========       =========   ==========   ==========

Fiscal 2006 Financing Activity
------------------------------

During the six months ended March 31, 2006, the investors converted $20.0 million principal amount of the convertible debt issued in the October 2004 transaction into 2,100,580 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 issuance, which was valued at $14.7 million and offset by a reduction to equity of $6.7 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company reclassified the unamortized deferred financing cost of $0.7 million related to these issuances into additional paid-in capital.

The October 2004 issuances have been fully converted into the Company's common stock.

The Company received an additional $10 million of funding in February 2006 under the previously announced September 2005 convertible financing facility of up to $60 million, as amended. Zoltek now has received a total of $30 million under this arrangement. The recently issued convertible notes, which are collateralized by certain assets of the Company's Hungarian operations, are convertible into Zoltek common stock at a conversion price of $13.07 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum. Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 267,789 shares of common stock at an exercise price of $15.16 per share. The fair value of the debt associated with the warrants and conversion feature at the time of issuances was $5.7 million and will be accreted to its face value over the life of the convertible debentures.

In March 2006, investors converted $2.0 million and $1.0 million principal amount of convertible debt issued in September 2005 and February 2003, respectively, into 160,000 and 285,716 shares of common stock. At the time of conversion of the debt issued in September 2005, the Company reclassified $0.4 million of the unamortized debt discount into equity and $0.4 million of the beneficial conversion feature into deferred financing expense.

Fiscal 2005 Financing Activity
------------------------------

In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in five separate closings of $5.0 million, drawn down on September 30, 2005, $15.0 million, drawn down in December 2005, $10.0 million drawn down in February 2006, and $10.0 million and $10.0 million, respectively, at future times. The agreement provided for Zoltek to draw down the remaining financing over the next nine months subject to satisfaction of various conditions including the registration of the shares related to the prior drawdowns. The borrowings incurred at each closing mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, which correlate to a conversion price of $12.50 per share. The agreement provided for the debentures issuable at the third and fourth closings be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing. This financing is collateralized by the carbon fiber assets of the Company's Hungarian subsidiary. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In connection with the amendment, the institutional investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. Under the amended financing package, the notes will be convertible into Zoltek common stock at a conversion price of $25.51 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum for 18 months and thereafter at LIBOR plus 4% per annum. The Company will issue the investors five-year warrants to purchase an aggregate of up to 411,521 shares of common stock at an exercise price of $28.06 per share and up to 111,113 shares of common stock at an exercise price of $.01 per share.

In the first two closings, the debentures were issued with five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. As part of the new financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50, with the requirement that conversion take place within 30 days of the second closing. Further, Zoltek agreed to reduce the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued February 2005 based on the market price of Zoltek's common stock on the nine-month anniversary of the second closing.

During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million, which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company reclassified the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4%, which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. These notes were converted into common stock in May 2006. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. These warrants were exercised in May 2006. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bear interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward. These convertible debentures have been converted into the Company's common stock.

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                   FEBRUARY    JANUARY      MARCH       OCTOBER    FEBRUARY      SEPTEMBER    DECEMBER    FEBRUARY
                                    2003(1)     2004        2004         2004        2005          2005(1)     2005(1)     2006(1)
                                    ----        ----        ----         ----        ----          ----        ----        ----
Amount of debenture (millions)..   $8.1       $7.0        $5.75        $20.0       $20.0         $5.0         $15.0       $10.0
Per share conversion price on
 debenture......................   $3.25      $5.40       $6.25        $12.00      $20.00        $12.50       $12.50      $13.07
Interest rate...................   7.5%       6.0%        6.0%         7.0%        7.5%          7.5%         7.5%        7.5%
Term of debenture...............   60 months  30 months   30 months    42 months   42 months     42 months    42 months   42 months
Warrants issued.................   405,000    323,995     230,000      500,000     457,142       140,000      420,000     267,789
Term of warrants................   60 months  48 months   48 months    72 months   48 months     60 months    60 months   60 months
Per share exercise price of
 warrants.......................   $5.00      $5.40       $7.50        $13.00      $17.50        $14.50       $14.50      $15.16
Fair value per warrant at
 issuance.......................   $0.93      $2.27       $5.43        $6.02       $10.47        $9.34        $5.92       $10.50
Value per share conversion
 feature at issuance............   $3.11      $1.78       $5.06        $4.31       $10.47        $9.91        $10.72      $10.20
Stock price on date of
 agreement......................   $1.58      $5.40       $9.53        $9.60       $16.68        $13.15       $8.80       $13.99
Stock volatility at issuance....   100%       50%         61%          75%         84%           205%         96%         99%
Dividend yield..................   0.0%       0.0%        0.0%         0.0%        0.0%          0.0%         0.0%        0.0%
Risk-free interest rate at
 issuance.......................   3.0%       2.78%       2.44%        3.71%       3.46%         4.25%        4.28%       4.28%
Converted.......................   Partial    Yes         Yes          Yes         Partial       Partial      No          No

----------
(1) The warrants issued in connection with the February 2003, September 2005, December 2005 and February 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. The conversion features do not require derivative accounting. The September 2005 and February 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on earnings (loss) per share:

                                                                                                       THREE MONTHS ENDED
                                                                                                         MARCH 31, 2005
                                                                                                         --------------
         Numerators:
         Income from continuing operations................................................................ $   2,412
         Impact of convertible debt and warrants:
                  Add:  interest expense..................................................................       548
                  Add:  amortization of financing fees and debt discount..................................     1,824
                  Less: gain on value of conversion feature and warrants..................................    (9,272)
                                                                                                           ---------
         Loss from continuing operations..................................................................    (4,488)
         Loss from discontinued operations................................................................      (266)
                                                                                                           ---------
         Net loss ........................................................................................ $  (4,754)
                                                                                                           =========

         Denominators:
         Average shares outstanding - basic...............................................................    17,783
         Impact of convertible debt, warrants and stock options...........................................     3,019
                                                                                                           ---------
         Average shares outstanding - diluted.............................................................    20,802
                                                                                                           =========

         Earnings (loss) per share - basic:
                  Continuing operations................................................................... $    0.14
                  Discontinued operations.................................................................     (0.02)
                                                                                                           ---------
         Basic earnings per share......................................................................... $    0.12
                                                                                                           =========

         Loss per share - diluted:
                  Continuing operations................................................................... $   (0.21)
                  Discontinued operations.................................................................     (0.02)
                                                                                                           ---------
         Diluted loss per share........................................................................... $   (0.23)
                                                                                                           =========

                                                                                                        SIX MONTHS ENDED
                                                                                                         MARCH 31, 2005
                                                                                                         --------------
         Numerators:
         Loss from continuing operations.................................................................. $ (26,959)
         Impact of convertible debt and warrants:
                  Add:  interest expense..................................................................       198
                  Add:  amortization of financing fees and debt discount..................................       669
                  Less:  gain on value of conversion feature and warrants.................................    (3,358)
                                                                                                           ---------
         Loss from continuing operations..................................................................   (29,450)
         Loss from discontinued operations................................................................      (858)
                                                                                                           ---------
         Net loss ........................................................................................ $ (30,308)
                                                                                                           =========

         Denominators:
         Average shares outstanding - basic...............................................................    17,107
         Impact of convertible debt, warrants and stock options...........................................     1,000
                                                                                                           ---------
         Average shares outstanding - diluted.............................................................    18,107
                                                                                                           =========

         Loss per share - basic:
                  Continuing operations................................................................... $   (1.58)
                  Discontinued operations.................................................................     (0.05)
                                                                                                           ---------
         Basic loss per share............................................................................. $   (1.63)
                                                                                                           =========

         Loss per share - diluted:
                  Continuing operations................................................................... $   (1.63)
                  Discontinued operations.................................................................     (0.05)
                                                                                                           ---------
         Diluted loss per share........................................................................... $   (1.68)
                                                                                                           =========

In accordance with SFAS No. 128, "Earnings per Share," the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain, interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants, which have a dilutive impact for the three and six months ended March 31, 2005. Diluted earnings per share is not presented for the three and six months ended March 31, 2006 because the impact of these potential additional shares is anti-dilutive. The Company does have outstanding warrants and convertible debt at March 31, 2006 and 2005 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 6.1 million and 5.6 million shares for the three and six months ended March 31, 2006, respectively, would have been included in the Company's diluted earnings per share calculation. The additional shares relate to issuance of convertible debt of 5.5 million, warrants of 2.1 million of which 0.3 million and zero would be dilutive using the treasury stock method and stock options of 1.0 million of which 0.4 million and 0.3 million would be dilutive using the treasury stock method for the three and six months ended March 31, 2006, respectively.

3. DEBT

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. Bank is described above under "--Liquidity and Basis of Presentation." No financial covenants apply to the credit facility from the U.S. bank, which matures on January 1, 2007. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $0.1 million at March 31, 2006 leaving an availability of $5.5 million.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $3.0 million at March 31, 2006. The credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at March 31, 2006.

The Hungarian Government has pledged a grant of 2.9 billion HUF (approximately $14.5 million) to Zoltek's Hungarian subsidiary for use in modernizing its facility, establishing a research and development center there, and supporting a rapid buildup of manufacturing capacity for both acrylic fiber precursor raw material and carbon fiber. As of March 31, 2006, no amount has been funded under this program.

Long-term debt consists of the following (amounts in thousands):                              March 31,   September 30,
                                                                                                2006          2005
                                                                                              ---------   -------------
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15 to maturity in January 2007........................... $  1,393     $   1,442

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................    1,877         1,865

     Convertible debentures due February 2008 bearing interest at 7.0%.......................    6,800         7,800

     Revolving credit agreement, maturing in January 2007, bearing interest at prime
         plus 2.0% (prime rate at March 31, 2006 was 7.75%)..................................        -         3,788

     Term loan, $0.3 million payable in quarterly installments of $0.1 million in 2006, bearing interest at prime plus 2.0% (prime rate
          at March 31, 2006 was 7.75%).......................................................      100           300

     Convertible debentures due April 2008 bearing interest at 7%............................        -        20,000
     Convertible debentures due August 2008 bearing interest at LIBOR plus 4%................   20,000        20,000
     Convertible debentures due March 2009 bearing interest at 7.5%..........................   18,000         5,000
     Convertible debentures due August 2009 bearing interest at 7.5%.........................   10,000             -
     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................    2,974         2,766
                                                                                              --------     ---------
         Total debt..........................................................................   61,144        62,961
         Less:  conversion feature and debt discount associated with warrants................  (19,225)      (22,166)
         Less:  amounts payable within one year..............................................   (1,511)         (374)
                                                                                              --------     ---------
     Total long-term debt ................................................................... $ 40,408     $  40,421
                                                                                              ========     =========

Value of derivative liabilities at:
----------------------------------

                                                                 MARCH 31, 2006                       SEPTEMBER 30, 2005
                                                                 --------------                       ------------------
                                                                    CONVERSION                             CONVERSION
                                                        WARRANTS     FEATURES     TOTAL         WARRANTS    FEATURES      TOTAL
                                                        --------     --------     -----         --------    --------      -----
January 2004 issuance.................................. $   1,695   $       -    $  1,695      $   1,818   $        -   $    1,818
March 2004 issuance....................................       543           -         543            867            -          867
October 2004 issuance..................................     9,335           -       9,335          5,033       11,141       16,174
February 2005 issuance.................................     6,481      13,680      20,161          3,637        6,526       10,163
                                                        ---------   ---------    --------      ---------   ----------   ----------
         Totals........................................ $  18,054   $  13,680    $ 31,734      $  11,353   $   17,667   $   29,024
                                                        =========   =========    ========      =========   ==========   ==========

4. DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two businesses of its Zoltek Rt. operations, which manufacture textile acrylic and nylon fibers and yarns. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC business of its Zoltek Rt. operations. These businesses were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These businesses had been included in the Specialty Products segment (see Note 6). Certain information with respect to the discontinued operations of the textile acrylic, nylon fibers and CMC divisions for the three and six months ended March 31, 2006 and 2005 is summarized as follows (amounts in thousands):

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                MARCH 31,                 MARCH 31,
                                                                                ---------                 ---------
                                                                           2006         2005         2006         2005
                                                                         ---------    ---------    ---------    ---------

         Net sales.....................................................  $     111    $   1,784    $     558    $   4,338
         Cost of sales.................................................        164        1,557          527        4,063
                                                                         ---------    ---------    ---------    ---------
              Gross profit (loss)......................................        (53)         227           31          275
         Selling, general and administrative expenses..................         12          450          (39)       1,415
                                                                         ---------    ---------    ---------    ---------
              Loss from operations.....................................        (65)        (223)          (8)      (1,140)
         Other income (loss)...........................................         86          (43)          62          282
                                                                         ---------    ---------    ---------    ---------
         Income (loss) on discontinued operations......................  $      21    $    (266)   $      54    $    (858)
                                                                         =========    =========    =========    =========

5. STOCK COMPENSATION EXPENSE

On October 1, 2005, the Company adopted the provisions of SFAS No. 123-R "Share-Based Payment" using the modified prospective method. SFAS No. 123-R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-R, the Company recognized compensation cost for all share-based payments granted after October 1, 2005, plus any awards granted to employees prior to October 1, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.

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

For the three and six months ended March 31, 2006 the Company recorded into selling and general administrative expense and into its corporate headquarters segment $0.1 million and $0.2 million, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R. There was no capitalized stock-based employee compensation cost as of March 31, 2006. There were no recognized tax benefits during the quarter ended March 31, 2006, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset.

During the three and six months ended March 31, 2005 had the cost of employee services received in exchange for equity instruments was recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, the Company's net income and earnings per share would have been impacted as shown in the following table (amounts in thousands).

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            MARCH 31, 2005              MARCH 31, 2005
                                                                            --------------              --------------
         Reported net income (loss)........................................   $    2,146                  $ (27,817)
         Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of tax effects..............................................          (70)                      (140)
                                                                              ----------                  ---------
         Pro forma net income (loss).......................................   $    2,076                  $ (27,957)
                                                                              ==========                  =========
         Reported basic income (loss) per share............................   $     0.12                  $   (1.63)
                                                                              ==========                  =========
         Pro forma basic income (loss) per share...........................   $     0.12                  $   (1.63)
                                                                              ==========                  =========
         Reported diluted loss per share...................................   $    (0.23)                 $   (1.68)
                                                                              ==========                  =========
         Pro forma diluted loss per share..................................   $    (0.23)                 $   (1.68)
                                                                              ==========                  =========

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumption:

                                                                                           SIX MONTHS ENDED MARCH 31,
                                                                                           --------------------------
         ASSUMPTIONS                                                                        2006              2005
         -----------                                                                    -----------        ----------
         Expected life of option.....................................................      6 years           6 years
         Risk-free interest rate.....................................................        4.63%             4.25%
         Volatility of stock.........................................................          91%               77%
         Cancellation experience.....................................................          10%               21%
         Expected dividend yield.....................................................           --                --

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

In 1992, the Company adopted a Long-Term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan of which 1,007,667 are currently outstanding. Outstanding stock options expire ten years from the date of grant or upon termination of employment. Options granted in 1998 and prior vest 100% five years from date of grant. Options granted in 1999 and thereafter primarily vest 100% three years from date of grant. All options were issued at an option price equal to the market price on the date of grant.

In 1992, the Company adopted a Directors Stock Option Plan under which options to purchase 7,500 shares of common stock at the then fair market value are currently issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock, at the then fair market value. The options expire from 2006 through 2015, respectively.

Presented below is a summary of stock option plans activity for the first six months of fiscal 2006:

                                                                                                                         AGGREGATE
                                                                                        WTD. AVG.                        INTRINSIC
                                                                                        EXERCISE        WTD. AVG.          VALUE
                                             OPTIONS     EXERCISE PRICE  EXERCISABLE      PRICE      REMAINING LIFE        (`000)
                                             -------     --------------  -----------    ---------    --------------      ---------
         Balance, September 30, 2005        1,051,667       $   8.37       812,028      $  8.85                          $  3,783
             Granted......................    177,500          10.23             -            -                               882
             Exercised....................    168,000           6.03                                                        1,540
             Cancelled....................    (53,500)         19.35                                                            -
                                            ---------
         Balance, March 31, 2006            1,007,667       $   7.93       701,000      $  7.82        5.63 years        $  4,568
                                            =========

As of March 31, 2006 the Company had $0.8 million of total unrecognized compensation expense related to stock option plans that will be recognized over the weighted average period of two years.

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

The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures carbon fibers used to manufacture aircraft brake pads and oxidized acrylic fibers for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary. The Specialty Products segment manufactures and markets thermoplastic compounds and continuously extruded netting products and is located in Hungary. In the fourth quarter of fiscal 2004 and fiscal 2005, the Company discontinued businesses that were within this segment. With the exception of the Technical Fibers segment, none of the segments are substantially dependent on sales from one customer or a small group of customers.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of March 31, 2006 and September 30, 2005 and for the second quarter and six months, ended March 31, 2006 and 2005 (amounts in thousands):

                                                                          THREE MONTHS ENDED MARCH 31, 2006
                                                                          ---------------------------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -----------    ------------     -----------
Net sales............................................   $     19,639   $     6,308   $     1,373     $         -     $    27,320
Cost of sales........................................         14,172         4,594         1,121               -          19,887
Operating income (loss)..............................          3,815         1,298          (190)         (1,752)          3,171
Depreciation and amortization expense................          1,079           392            87              32           1,590
Capital expenditures.................................          7,290         1,499           117             197           9,103

                                                                           THREE MONTHS ENDED MARCH 31, 2005
                                                                           ---------------------------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -----------    ------------     -----------
Net sales............................................   $      8,226   $     4,651   $     1,431     $         -     $    14,308
Cost of sales, excluding available unused capacity...          8,472         3,896         1,224               -          13,592
Available unused capacity expenses...................            524             -             -               -             524
Operating income (loss)..............................         (1,432)          392           (54)           (797)         (1,891)
Depreciation and amortization expense................            924           224           132              25           1,305
Capital expenditures.................................          3,330            92             4               -           3,426





                                                                           SIX MONTHS ENDED MARCH 31, 2006
                                                                           -------------------------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -----------    ------------     -----------
Net sales............................................   $     30,397   $    10,823   $     2,821     $         -     $    44,041
Cost of sales........................................         23,142         8,424         2,287               -          33,853
Operating income (loss)..............................          4,228         1,662          (476)         (3,123)          2,291
Depreciation and amortization expense................          2,201           615           194              65           3,075
Capital expenditures.................................         10,393         2,635           117             197          13,342

                                                                           SIX MONTHS ENDED MARCH 31, 2005
                                                                           -------------------------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -----------    ------------     -----------
Net sales............................................   $     15,278   $     8,429   $     2,843     $         -     $    26,550
Cost of sales, excluding available unused capacity...         15,547         6,865         2,392               -          24,804
Available unused capacity expenses...................          1,049             -             -               -           1,049
Operating income (loss)..............................         (3,114)          749           479          (1,402)         (3,288)
Depreciation and amortization expense................          1,816           463           273              27           2,579
Capital expenditures.................................          5,335           252           179              11           5,777

                                                                                       TOTAL ASSETS
                                                                                       ------------
                                                           Carbon        Technical     Specialty       Corporate
                                                           Fibers         Fibers        Products     Headquarters        Total
                                                        ------------   -----------   -------------   --------------  -------------
March 31, 2006.......................................   $    104,205   $    25,214   $     2,176     $    15,550     $   147,095
September 30, 2005...................................         93,386        22,662         2,967          11,414         130,429

7. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                         MARCH 31,      SEPTEMBER 30,
                                                                                           2006             2005
                                                                                         ---------      -------------
         Raw materials.................................................................  $  12,252        $  11,872
         Work-in-process...............................................................        623              430
         Finished goods................................................................      9,607           11,638
         Supplies, spares and other....................................................        539              813
                                                                                         ---------        ---------
                                                                                         $  23,021        $  24,753
                                                                                         =========        =========

8. NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) on FAS 123-R addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition until it becomes probable that the event will occur. The Company currently does not have any options that meet this treatment.

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

EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does have convertible debt with beneficial conversion features. However, the recognition of the deferred tax liabilities associated with the beneficial conversion features is offset by a change in the Company's valuation allowance on its net deferred tax asset.

FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," issued in February 2006, addresses issues on the evaluation of beneficial interests issued in securitization transactions under Statement 133. The
FASB staff interim guidance in this Implementation Issue remains effective for instruments recognized prior to the effective date of Statement 155.
This statement is effective for all financial instruments acquired or issued after the beginning of the Company's fiscal year that begins after September 15, 2006. The Company believes this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

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

In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, which a judgment has not been filed. The Company is vigorously defending this matter, has filed counterclaims and will file an appeal once the damage judgment is rendered. The Company cannot predict the timing or the outcome of this litigation or the impact on the Company's financial condition and results of operations.

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

Concentration of Credit Risk
----------------------------

For the six months ended March 31, 2006, the Company reported sales of $8.5 million, to a wind turbine manufacturer, which was the only customer that represented greater than 10% of Company sales. There are no customers with a receivable balance in excess of 10% of the total Company balance.

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

The Company introduced its carbon fibers strategic plan in 1995 to develop a low-cost process to produce carbon fibers and build significant capacity while encouraging growth of new applications. As part of its strategy to establish availability of carbon fibers on a scale sufficient to encourage growth of large-volume applications, the Company completed a major carbon fiber production capacity expansion in fiscal 1998 at its Abilene, Texas and Hungarian facilities. While the Company succeeded in developing its infrastructure to become the low-cost producer, the large volume applications were slower to develop than anticipated. From 1998 to mid-2003 total carbon fiber usage did not grow significantly and aerospace applications declined. This situation resulted in substantial overcapacity and destructive pricing in the industry. Much of the new carbon fiber business was captured by the aerospace fibers as certain manufacturers sold their aerospace-grade fibers on the commercial markets at prices that did not cover their total costs, undermining the Company's commercialization strategy.

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

 In order to meet demand for carbon fibers for wind energy and other commercial carbon fiber applications, Zoltek undertook a three-phase capacity expansion program. First, in fiscal 2005 Zoltek initiated the start-up of the five installed lines at its Abilene, Texas facility and activated sufficient precursor capacity to support all of the Company's carbon fiber capacity. Second, Zoltek has added two new carbon fiber lines and added sufficient precursor capacity to supply them at the Company's Hungarian facility. These lines began to operate at targeted production rates toward the end of the first quarter of 2006. The third phase of the expansion program calls for a doubling of the carbon fiber and precursor capacity levels and is expected to be operational by December 31, 2006. The Company expects that a $60.0 million convertible debt financing package entered into in September 2005 and amended in April 2006, of which $30.0 million has been funded to date, will provide a substantial portion of the capital resources for the planned capacity increase in fiscal 2006. The Company has specifically targeted several significant and emerging applications: wind energy, oil and gas drilling, construction and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

Maintaining the excess capacity had been costly, but the Company believed it was necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the new orders in place and indications for additional significant orders, the Company restarted its major carbon fiber manufacturing facility in Abilene, Texas, which had been temporarily idled. The reactivation of the Abilene facility has been more difficult and costly than expected. As of September 30, 2005, all of the production lines at the Company's Abilene facility were operational, however, the facility had not reached its targeted production level. Since late November 2005 the carbon fiber lines at this facility have demonstrated significant operational improvement and the Company believes the lines should reach desired production rates during the third quarter of fiscal 2006. The improvements in operation in the first half of fiscal 2006 have already had a positive impact on the Company's financial results.

During the fourth quarter of fiscal 2004, the Company discontinued the nylon fiber operation and the acrylic textile business. During the fourth quarter of fiscal 2005, the Company discontinued the CMC operation. These divisions, which were part of the Company's specialty products segment, were deemed not to be part of the long-term strategy of the Company and not expected to be profitable in the foreseeable future due to the lack of unique technology and sufficient size to compete in an open market. The wind-down of nylon fiber and acrylic textile product lines was substantially completed by February 1, 2005, and the CMC operation was shut down at September 30, 2005. The Company is utilizing a portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. The results from operations of these three divisions have been reclassified to discontinued operations.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
-------------------------------------------------------------------------------

The Company's sales increased 91%, or $13.0 million, to $27.3 million in the second quarter of fiscal 2006 from $14.3 million in the second quarter of fiscal 2005. Carbon fiber sales increased 139%, or $11.4 million, to $19.6 million in the second quarter of fiscal 2006 from $8.2 million in the second quarter of fiscal 2005 as production and sales continued and the demand for the Company's carbon fibers significantly increased from prior years. The Company's sales benefited from the newly added capacity in Hungary of two carbon fiber lines, continued improvement in the operations of the Abilene facility production and price increases which took effect during the fiscal 2006 second quarter. Technical fiber sales increased 35%, or $1.7 million, to $6.3 million in the second quarter of fiscal 2006 from $4.6 million in the second quarter of fiscal 2005. Technical fiber sales increased as the Company experienced a significant increase in orders from its aircraft brake customers and new sales within the automotive heat resistance applications. Sales of the continuing components of the specialty products business segment were flat at $1.4 million in the second quarter of fiscal 2006.

The Company's cost of sales (including available unused capacity costs) increased by 41%, or $5.8 million, to $19.9 million in the second quarter of fiscal 2006 from $14.1 million in the second quarter of fiscal 2005. Carbon fiber cost of sales increased by 58%, or $5.2 million, to $14.2 million for the second quarter of fiscal 2006 from $9.0 million for the first quarter of fiscal 2005. The 58% increase in carbon fiber cost of sales resulted from the increased sales of 139% discussed above and margins benefited from reduction of costs related to the start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. Technical fiber cost of sales increased $0.7 million, or 18%, to $4.6 million for the second quarter of fiscal 2006 from $3.9 million for the second quarter of fiscal 2005. The cost of sales of the specialty products segment was flat for the second quarter of fiscal 2006 at $1.1 million compared to the second quarter of fiscal 2005 at $1.2 million.

During the second quarter of fiscal 2005, the Company incurred costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $0.5 million during the second quarter of fiscal 2005. During the first quarter of fiscal 2006, the increased orders and increased efficiency rates resulted in the unused capacity costs being fully absorbed into cost of sales. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $1.3 million in the second quarter of fiscal 2006 and $0.8 million in the second quarter of fiscal 2005. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase in the second quarter of fiscal 2006 included application development of the towpreg product at the Company's prepreg facility in Utah.

Selling, general and administrative expenses were $3.0 million in the second quarter of fiscal 2006 compared to $1.3 million in the first quarter of fiscal 2005. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. The Company recorded $0.2 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the second quarter of fiscal 2006. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million in respect of a contingent liability related to a lawsuit.

Operating income was $3.2 million in the second quarter of fiscal 2006 compared to a loss of $1.9 million in the second quarter of fiscal 2005. Carbon fiber operations reported a loss of $1.4 million in the second quarter of fiscal 2005 and a profit of $3.8 million in the second quarter of fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2006 related to the increase in production and sales over the second quarter of fiscal 2005 as the Company added new capacity at its Hungarian facility, increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers increased $0.9 million as sales increased 35% due to increased orders form the European aircraft brake customers and new sales within the automotive heat resistance applications. Specialty products reported an operating loss of $0.2 million during the second quarter of fiscal 2006 compared to a loss of $0.1 million in the second quarter of fiscal 2005 as the remaining operating divisions had to absorb general administrative cost that was not reduced when the Company discontinued some divisions within the specialty products segment. Corporate headquarters operating loss increased by $1.0 million to a loss of $1.8 million in the second quarter of fiscal 2006 due to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million in respect of a contingent liability related to a lawsuit. The Company's consolidated operating income was benefited by the newly added capacity in Hungary of two carbon fiber lines, the Abilene facility production which continued to improve and a price increases which took effect during the 2006 second quarter.

Interest expense was approximately $0.5 million in the second quarter of fiscal 2006 compared to $1.1 million in the corresponding period of fiscal 2005. The decrease in interest resulted from reduction in debt levels from prior fiscal year and by the capitalization of interest cost of $0.4 million related to the expansion of the Company's carbon fiber lines (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact of the increase in interest rates was immaterial.

Amortization of financing fees, which are non-cash expenses, was approximately $2.6 million in the second quarter of fiscal 2006 compared to $2.6 million in the second quarter of fiscal 2005. The decrease in amortization resulted from the conversion of debt during fiscal 2006 offset by the expensing of $0.4 million of a beneficial conversion feature related to a partial conversion of the September 2005 issuance (see "--Liquidity and Capital Resources").

Gain or loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $27.5 million in the second quarter of fiscal 2006 compared to a gain of $9.1 million in the second quarter of fiscal 2005 (see "--Liquidity--Financing"). The loss during the second quarter of fiscal 2006 was attributable to the increase in the market price of the Company's common stock during the quarter. Due to the amendments to the convertible debt financing package in April 2006, the Company will no longer report convertible debt on a derivative accounting basis beginning in the quarter ending June 30, 2006.

Other income/expense, net, was expense of $0.2 million in the second quarter of fiscal 2006 compared to a loss of $1.0 million for the second quarter fiscal 2005. The benefit was due to in the foreign currency transactional loss during the second quarter of fiscal 2006 being less which was due to the Hungarian Forint becoming less weak during the second quarter of 2006 compared to the Euro and Pound in which the Company buys most of its raw material.

Income tax expense was $0.2 million for the second quarter of fiscal 2006 compared to $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal quarters of 2006 and 2005 due to uncertainties in the Company's ability to utilize net operating loss carryforwards in the future. The expenses for the quarters related to local taxes for the Hungarian facility.

The foregoing resulted in loss from continuing operations of $27.7 million for the second quarter of fiscal 2006 compared to income of $2.4 million for the second quarter of fiscal 2005. Similarly, the Company reported loss from continuing operations per share of $1.31 basic and diluted basis for the second quarter of fiscal 2006 and income from continuing operations per share of $0.14 and $0.21 on a basic and diluted basis, respectively, for the second quarter of fiscal 2005. The weighted average common shares outstanding were 21.1 million basic and diluted for fiscal 2006 and 17.8 and
20.8 million basic and diluted, respectively, for the second quarter of fiscal 2005.

Income from discontinued operations of $0.02 million for the second quarter of fiscal 2006 compared to a loss of $0.3 million for the second quarter of fiscal 2005. The significant decrease in sales was offset by a significant decrease in cost during the second quarter of fiscal 2006 as the Company sold off its prior existing inventory balance of its acrylic fiber business and CMC division. The Company reported income from discontinued operations per share of $0.00 on a basic and diluted basis for fiscal 2006 and a loss per share of $0.02 on a basic and diluted basis for the second quarter of 2005.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO SIX MONTHS ENDED MARCH 31, 2005
---------------------------------------------------------------------------

The Company's sales increased 65%, or $17.4 million, to $44.0 million for the first six months of fiscal 2006 from $26.6 million in the first six months of fiscal 2005. Carbon fiber sales increased 99%, or $15.1 million, to $30.4 million for the first six months of fiscal 2006 from $15.3 million for the first six months of fiscal 2005 as production and sales of wind energy orders continued and the demand for the Company's milled and chopped products for the deep sea oil drilling business significantly increased from prior years. The Company's sales benefited from the newly added capacity in Hungary of two carbon fiber lines, the Abilene facility production which continued to improve and price increases which took effect during the fiscal 2006 second quarter. Technical fiber sales increased 29%, or $2.4 million, to $10.8 million for the first six months of fiscal 2006 from $8.4 million for the first six months fiscal 2005. Technical fiber sales increased as the Company experienced a significant increase in orders from its European aircraft brake customers and new sales within automotive heat resistance applications. Sales of the continuing components of the specialty products business segment were flat at $2.8 million for the first six months fiscal 2006 compared to the prior year period.

The Company's cost of sales (including available unused capacity costs) increased by 31%, or $7.9 million, to $33.8 million for the first six months of fiscal 2006 from $25.9 million for the first six months of fiscal 2005. Carbon fiber cost of sales increased by 39%, or $6.5 million, to $23.1 million for the first six months of fiscal 2006 from $16.6 million for the first six months of fiscal 2005. The 39% increase in carbon fiber cost of sales resulted from the increased sales of 99% discussed above and by the improvement in reducing cost related to the start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. Technical fiber cost of sales increased $1.5 million, or 22%, to $8.4 million for the first six months of fiscal 2006 from $6.9 million for the first six months of fiscal 2005. The cost of sales of the specialty products segment was flat for the first six months of fiscal 2006 at $2.3 million compared to the first six months of fiscal 2005 at $2.4 million.

During the first six months of fiscal 2005, the Company incurred costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $1.0 million for the first six months of fiscal 2005. During the first quarter of fiscal 2006, the increased orders and increased efficiency rates resulted in the unused capacity costs being fully absorbed into cost of sales. See additional discussion of the Abilene facility under "--Liquidity and Capital Resources."

Application and market development costs were $2.4 million for the first six months of fiscal 2006 and $1.7 million for the first six months of fiscal 2005. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase for the first six months of fiscal 2006 included application development of the towpreg product at the Company's prepreg facility in Utah.

Selling, general and administrative expenses were $5.5 million for the first six months of fiscal 2006 compared to $2.3 million for the first six months of fiscal 2005. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. The Company recorded $0.3 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the first six months of fiscal 2006. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million in respect of a contingent liability related to a lawsuit.

Operating income was $2.3 million for the first six months of fiscal 2006 compared to a loss of $3.3 million for the first six months of fiscal 2005. Carbon fiber operations went from a loss of $3.1 million for the first six months of fiscal 2005 to a profit of $4.2 million for the first six months of fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2006 related to the increase in production and sales over the first six months of fiscal 2005 as the Company added new capacity at its Hungarian facility, increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers increased $1.0 million as sales increased 29% due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Specialty products reported an operating loss of $0.5 million for the first six months of fiscal 2006 compared to income of $0.5 million for the first six months of fiscal 2005 as the remaining operating divisions had to absorb general administrative cost that was not reduced when the Company discontinued some divisions within the specialty products segment. Corporate headquarters operating loss increased by $1.7 million to a loss of $3.1 million for the first six months of fiscal 2006 due to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million in respect of a contingent liability related to a lawsuit. The Company's consolidated operating income was benefited by the newly added capacity in Hungary of two carbon fiber lines, the Abilene facility production which continued to improve and price increases which took effect during the 2006 second quarter.

Interest expense was approximately $1.3 million for the first six months of fiscal 2006 compared to $2.2 million in the corresponding period of fiscal 2005. The decrease in interest resulted from reduction in debt levels from prior fiscal year and by the capitalization of interest cost of $0.8 million related to the expansion of the Company's carbon fiber lines (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact of the increase in interest rates was immaterial.

Amortization of financing fees, which are non-cash expenses, was approximately $4.6 million for the first six months of fiscal 2006 compared to $4.4 million for the first six months of fiscal 2005. The decrease in amortization resulted from the reduction of convertible debt balances due to the conversion of debt during fiscal 2006 offset by the expensing of $0.4 million of a beneficial conversion feature related to a partial conversion of the September 2005 issuance (see "--Liquidity and Capital Resources").

Gain or loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $17.4 million for the first six months of fiscal 2006 compared to a loss of $16.4 million for the first six months of fiscal 2005 (see "--Liquidity--Financing"). The loss for the first six months of fiscal 2006 was attributable to the increase in the market price of the Company's common stock from September 30, 2005.

Other income/expense, net, was expense of $0.2 million for the first six months of fiscal 2006 compared to expense of $0.4 million for the first six months of fiscal 2005. The benefit was due to in the foreign currency transactional loss during the first six months of fiscal 2006 being less, which was due to the Hungarian Forint becoming less weak during the second quarter of 2006 compared to the Euro and Pound in which the Company buys most of its raw material.

Income tax expense was $0.3 million for the second quarter of fiscal 2006 compared to $0.2 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both periods of 2006 and 2005 due to uncertainties in the Company's ability to utilize net operating loss carryforwards in the future. The expenses for the periods related to local taxes for the Hungarian facility.

The foregoing resulted in loss from continuing operations of $21.2 million for the first six months of fiscal 2006 compared to loss of $27.0 million for the first six months of fiscal 2005. Similarly, the Company reported loss from continuing operations per share of $1.05 basic and diluted basis for the first six months of fiscal 2006 and loss from continuing operations per share of $1.58 and $1.63 on a basic and diluted basis, respectively, for the first six months of fiscal 2005. The weighted average common shares outstanding were 20.5 million basic and diluted for fiscal 2006 and 17.1 and
18.1 million, respectively, basic and diluted for fiscal 2005.

The income from discontinued operations of $0.05 million for the first six months of fiscal 2006 compared to a loss of $0.9 million for the first six months of fiscal 2005. The significant decrease in sales was offset by a significant decrease in cost during the first six months of fiscal 2006 as the Company sold off its prior existing inventory balance of its acrylic fiber business and CMC division. The Company reported income from discontinued operations per share of $0.00 on a basic and diluted basis for fiscal 2006 and a loss per share of $0.05 on a basic and diluted basis for the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Due to the timing of development of markets for carbon fiber products in each of the past five fiscal years, the Company has incurred significant operating losses and the Company's operations have used cash in excess of cash generated by operating activities. As a result, the Company has executed refinancing arrangements, incurred borrowings under credit facilities, entered into multiple convertible debenture facilities, as well as used long-term debt financing secured by the equity in the Company's real estate properties, to maintain adequate liquidity to support the Company's operating and capital activities.

Management will continue to seek to fund the Company's near-term operating needs from anticipated sales increases related to increases in production capacity at existing facilities and continued active management of the Company's working capital. There can be no assurance that the Company will be able to generate sufficient cash flows from operating activities to fund its various obligations in the ordinary course of business. Should the Company be unable to generate sufficient cash flows, it may be required to seek additional debt or equity capital. There can be no assurance that such capital will be available, or if available, that it will be available on terms acceptable to the Company. The Company's ability to obtain additional debt and/or equity financing will depend on numerous factors, including the Company's operating performance with respect to meeting planned production capacity growth targets, the continued existence of sufficient demand for the Company's products and overall financial market conditions.

In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50.0 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provided for the funding to occur in four separate closings of $5.0 million, $15.0 million, $20.0 million and $10.0 million, respectively, of which the first two tranches and half of the third tranche have been drawn down. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In connection with the amendment, the institutional investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The notes to be issued under the amended financing package will be convertible into Zoltek common stock at a conversion price of $25.51 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum for 18 months and thereafter at LIBOR plus 4% per annum. The Company will issue the investors five-year warrants to purchase an aggregate of up to 411,521 shares of common stock at an exercise price of $28.06 per share and up to 111,113 shares of common stock at an exercise price of $.01 per share. The agreement provides for Zoltek to draw down the remaining financing over the next nine months subject to satisfaction of certain conditions.

In December 2005, the Company extended the expiration of its credit facility with a U.S. bank to January 1, 2007. The credit facility consists of a term loan of $0.3 million and a revolving credit loan with maximum available borrowings of $5.5 million of which $1.7 million and $5.5 million were available as of September 30, 2005 and March 31, 2006, respectively. The Company anticipates it will require the remaining proceeds of the $60.0 million financing package or other significant financing in fiscal 2006 to support its previously announced capacity expansion program. The Company believes this is sufficient to fund near-term liquidity needs but its capacity expansion plans for fiscal 2007 and beyond will require additional debt and equity financing.

The Company believes the $60.0 million financing package mentioned above, of which $30.0 million has been drawn, along with the availability under the Company's credit facility is sufficient to fund Zoltek's operations during 2006.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires the Company to bifurcate and separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." As a result of the above-described amendment of the convertible debt financing package in April 2006 and the transactions contemplated thereby, the derivative accounting treatment described in this Note 2 will terminate in the quarter ending June 30, 2006. See table below for impact on the financial results for the quarterly and six-month financial results ended March 31, 2006 and 2005 (amounts in thousands).

                                                         THREE MONTHS ENDED MARCH 31, 2006       SIX MONTHS ENDED MARCH 31, 2006
                                                         ---------------------------------       -------------------------------
                                                                    CONVERSION                             CONVERSION
                                                         WARRANTS    FEATURES      TOTAL        WARRANTS    FEATURES       TOTAL
                                                         --------    --------      -----        --------    --------       -----

January 2004 issuance - mark to market ................ $  (1,911)  $       -    $ (1,911)     $  (1,111)  $        -   $   (1,111)
March 2004 issuance - mark to market ..................      (850)          -        (850)          (477)           -         (477)
October 2004 issuance - mark to market ................    (6,368)     (3,502)     (9,870)        (4,302)      (1,556)      (5,858)
February 2005 issuance - mark to market ...............    (4,568)    (10,265)    (14,833)        (2,845)      (7,151)      (9,996)
                                                        ---------   ---------    --------      ---------   ----------   ----------
         Loss on value of warrants and
           conversion feature.......................... $ (13,697)  $ (13,767)   $(27,464)     $  (8,735)  $   (8,707)  $  (17,442)
                                                        =========   =========    ========      =========   ==========   ==========

                                                         THREE MONTHS ENDED MARCH 31, 2005     SIX MONTHS ENDED MARCH 31, 2005
                                                         ---------------------------------     -------------------------------
                                                                    CONVERSION                           CONVERSION
                                                         WARRANTS    FEATURES      TOTAL      WARRANTS    FEATURES       TOTAL
                                                         --------    --------      -----      --------    --------       -----

January 2004 issuance - mark to market ................. $    783   $  (1,003)   $   (220)     $  (1,032)  $   (8,164)  $   (9,196)
March 2004 issuance - mark to market ...................      522        (778)       (256)          (727)      (5,684)      (6,411)
October 2004 issuance - mark to market .................    1,005       3,604       4,609         (1,392)      (4,422)      (5,814)
February 2005 issuance - mark to market ................    1,637       3,358       4,995          1,637        3,358        4,995
                                                         --------   ---------    --------      ---------   ----------   ----------
         Gain (loss) on value of warrants and
           conversion feature........................... $  3,947   $   5,181    $  9,128      $  (1,514)  $  (14,912)  $  (16,426)
                                                         ========   =========    ========      =========   ==========   ==========

Fiscal 2006 Financing Activity
------------------------------

During the six months ended March 31, 2006, the investors converted $20.0 million principal amount of the convertible debt issued in the October 2004 transaction into 2,100,580 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 issuance, which was valued at $14.7 million and offset by a reduction to equity of $6.7 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company wrote off the unamortized deferred financing cost of $0.7 million related to these issuances into additional paid-in capital.

The October 2004 issuances have been fully converted into the Company's common stock.

The Company received an additional $10 million of funding in February 2006 under the previously announced September 2005 convertible financing facility of up to $60 million, as amended. Zoltek now has received a total of $30 million under this arrangement. The recently issued convertible notes, which are collateralized by certain assets of the Company's Hungarian operations, are convertible into Zoltek common stock at a conversion price of $13.07 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum. Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 267,789 shares of common stock at an exercise price of $15.16 per share. The fair value of the debt associated with the warrants and conversion feature at the time of issuances was $5.7 million and will be accreted to its face value over the life of the convertible debentures.

In March 2006, investors converted $2.0 million and $1.0 million principal amount of convertible debt issued in September 2005 and February 2003, respectively, into 160,000 and 285,716 shares of common stock. At the time of conversion of the debt issued in September 2005, the Company reclassified $0.4 million of the unamortized debt discount into equity and $0.4 million of the beneficial conversion feature into deferred financing expense.

Fiscal 2005 Financing Activity
------------------------------

In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in five separate closings of $5.0 million, drawn down on September 30, 2005, $15.0 million, drawn down in December 2005, $10.0 million drawn down in February 2006, and $10.0 million and $10.0 million, respectively, at future times. The agreement provided for Zoltek to draw down the remaining financing over the next nine months subject to satisfaction of various conditions including the registration of the shares related to the prior drawdowns. The borrowings incurred at each closing mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, which correlate to a conversion price of $12.50 per share. The agreement provided for the debentures issuable at the third and fourth closings to be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing. This financing is collateralized by the carbon fiber assets of the Company's Hungarian subsidiary. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In connection with the amendment, the institutional investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. Under the amended financing package, the notes will be convertible into Zoltek common stock at a conversion price of $25.51 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum for 18 months and thereafter at LIBOR plus 4% per annum. The Company will issue the investors five-year warrants to purchase an aggregate of up to 411,521 shares of common stock at an exercise price of $28.06 per share and up to 111,113 shares of common stock at an exercise price of $.01 per share.

In the first two closings, the debentures were issued with five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. As part of the new financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50, with the requirement that conversion take place within 30 days of the second closing. Further, Zoltek agreed to reduce the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued February 2005, based on the market price of Zoltek's common stock on the nine-month anniversary of the second closing.

During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million, which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company reclassified the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4%, which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. These notes were converted into common stock in May 2006. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. These warrants were exercised in May 2006. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bear interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward. These convertible debentures have been converted into the Company's common stock.

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                   FEBRUARY    JANUARY       MARCH      OCTOBER    FEBRUARY      SEPTEMBER     DECEMBER   FEBRUARY
                                    2003(1)      2004        2004        2004        2005         2005(1)       2005(1)    2006(1)
                                    ----         ----        ----        ----        ----         ----          ----       ----
Amount of debenture (millions)..   $8.1       $7.0         $5.75       $20.0       $20.0         $5.0         $15.0       $10.0
Per share conversion price on
 debenture......................   $3.25      $5.40        $6.25       $12.00      $20.00        $12.50       $12.50      $13.07
Interest rate...................   7.5%       6.0%         6.0%        7.0%        7.5%          7.5%         7.5%        7.5%
Term of debenture...............   60 months  30 months    30 months   42 months   42 months     42 months    42 months   42 months
Warrants issued.................   405,000    323,995      230,000     500,000     457,142       140,000      420,000     267,789
Term of warrants................   60 months  48 months    48 months   72 months   48 months     60 months    60 months   60 months
Per share exercise price of
 warrants.......................   $5.00      $5.40        $7.50       $13.00      $17.50        $14.50       $14.50      $15.16
Fair value per warrant at
 issuance.......................   $0.93      $2.27        $5.43       $6.02       $10.47        $9.34        $5.92       $10.50
Value per share conversion
 feature at issuance............   $3.11      $1.78        $5.06       $4.31       $10.47        $9.91        $10.72      $10.20
Stock price on date of
 agreement......................   $1.58      $5.40        $9.53       $9.60       $16.68        $13.15       $8.80       $13.99
Stock volatility at issuance....   100%       50%          61%         75%         84%           205%         96%         99%
Dividend yield..................   0.0%       0.0%         0.0%        0.0%        0.0%          0.0%         0.0%        0.0%
Risk-free interest rate at
 issuance.......................   3.0%       2.78%        2.44%       3.71%       3.46%         4.25%        4.28%       4.28%
Converted.......................   Partial    Yes          Yes         Yes         Partial       Partial      No          No

---------
(1) The warrants issued in connection with the February 2003, September 2005, December 2005 and February 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. The conversion features do not require derivative accounting. The September 2005 and February 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on earnings (loss) per share:

                                                                                                        THREE MONTHS ENDED
                                                                                                          MARCH 31, 2005
                                                                                                          --------------
         Numerators:
         Income from continuing operations................................................................  $   2,412
         Impact of convertible debt and warrants:
                  Add:  interest expense..................................................................        548
                  Add:  amortization of financing fees and debt discount..................................      1,824
                  Less: gain on value of conversion feature and warrants..................................     (9,272)
                                                                                                            ---------
         Loss from continuing operations..................................................................     (4,488)
         Loss from discontinued operations................................................................       (266)
                                                                                                            ---------
         Net loss ........................................................................................  $  (4,754)
                                                                                                            =========

         Denominators:
         Average shares outstanding - basic...............................................................     17,783
         Impact of convertible debt, warrants and stock options...........................................      3,019
                                                                                                            ---------
         Average shares outstanding - diluted.............................................................     20,802
                                                                                                            =========

         Earnings (loss) per share - basic:
                  Continuing operations...................................................................  $    0.14
                  Discontinued operations.................................................................      (0.02)
                                                                                                            ---------
         Basic earnings per share.........................................................................  $    0.12
                                                                                                            =========

         Loss per share - diluted:
                  Continuing operations...................................................................  $   (0.21)
                  Discontinued operations.................................................................      (0.02)
                                                                                                            ---------
         Diluted loss per share...........................................................................  $   (0.23)
                                                                                                            =========

                                                                                                         SIX MONTHS ENDED
                                                                                                          MARCH 31, 2005
                                                                                                          --------------
         Numerators:
         Loss from continuing operations..................................................................  $ (26,959)
         Impact of convertible debt and warrants:
                  Add:  interest expense..................................................................        198
                  Add:  amortization of financing fees and debt discount..................................        669
                  Less: gain on value of conversion feature and warrants..................................     (3,358)
                                                                                                            ---------
         Loss from continuing operations..................................................................    (29,450)
         Loss from discontinued operations................................................................       (858)
                                                                                                            ---------
         Net loss ........................................................................................  $ (30,308)
                                                                                                            =========

         Denominators:
         Average shares outstanding - basic...............................................................     17,107
         Impact of convertible debt, warrants and stock options...........................................      1,000
                                                                                                            ---------
         Average shares outstanding - diluted.............................................................     18,107
                                                                                                            =========

         Loss per share - basic:
                  Continuing operations...................................................................  $   (1.58)
                  Discontinued operations.................................................................      (0.05)
                                                                                                            ---------
         Basic loss per share.............................................................................  $   (1.63)
                                                                                                            =========

         Loss per share - diluted:
                  Continuing operations...................................................................  $   (1.63)
                  Discontinued operations.................................................................      (0.05)
                                                                                                            ---------
         Diluted loss per share...........................................................................  $   (1.68)
                                                                                                            =========

In accordance with SFAS No. 128, "Earnings per Share," the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain, interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants, which have a dilutive impact for the three and six months ended March 31, 2005. Diluted earnings per share is not presented for the three and six months ended March 31, 2006 because the impact of these potential additional shares is anti-dilutive. The Company does have outstanding warrants and convertible debt at March 31, 2006 and 2005 which are not included in the determination of diluted earnings per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 6.1 million and 5.6 million shares for the three and six months ended March 31, 2006, respectively, would have been included in the Company's diluted earnings per share calculation. The additional shares relate to issuance of convertible debt of 5.5 million, warrants of 2.1 million of which 0.3 million and zero would be dilutive using the treasury stock method and stock options of 1.0 million of which 0.4 million and 0.3 million would be dilutive using the treasury stock method for the three and six months ended March 31, 2006, respectively.

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. Bank is described above under "--Liquidity and Basis of Presentation." No financial covenants apply to the credit facility from the U.S. bank, which matures on January 1, 2007. Total borrowings under the U.S. credit facility, including the revolving line of credit and term loan, were $0.1 million at March 31, 2006 leaving an availability of $5.5 million.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $3.0 million at March 31, 2006. The credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at March 31, 2006.

The Hungarian Government has pledged a grant of 2.9 billion HUF (approximately $14.5 million) to Zoltek's Hungarian subsidiary for use in modernizing its facility, establishing a research and development center there, and supporting a rapid buildup of manufacturing capacity for both acrylic fiber precursor raw material and carbon fiber. As of March 31, 2006, no amount has been funded under this program.

Cash Used In Continuing Operating Activities
--------------------------------------------

The $3.2 million decrease in cash used in continuing operations in the first six months of fiscal 2006, was the result of a $6.1 million increase in operating income as sales and margins continue to increase. Receivables increased, as the Company's sales grew significantly during the second quarter of fiscal 2006. Inventory decreased as sales of chopped and milled fiber improved. The Company anticipates improving future cash flows from operations as it gains operating efficiency at the Abilene and Hungarian manufacturing facilities.

Cash Used In Discontinued Operating Activities
----------------------------------------------

Net cash used in discontinued operating activities was $0.1 million for the second quarter of fiscal 2006. The cash flow used by discontinued operating activities during the quarter was primarily related to the net income of $0.1 million plus decreases in net operating assets of $0.2 million. The decrease in receivables and inventory related to the discontinuation of the textile acrylic division as the sales and inventory purchases decreased significantly from the prior year.

Cash Used In Investing Activities
---------------------------------

Net cash used in investing activities for the six months ended March 31, 2006 was $13.3 million which consisted of capital expenditures. These expenditures related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

Net cash used in investing activities for the six months ended March 31, 2005 was $5.6 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility.

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

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $22.0 million and $15.1 million for the six months ended March 31, 2006 and 2005, respectively. The various financing transactions for the second quarters of 2006 and 2005 are described above.

Future Contractual Obligations
------------------------------

A summary of significant contractual obligations is shown below. See Notes 2 and 3 to the consolidated financial statements for discussion of the Company's debt agreements. The Company's financial commitments as of March 31, 2006 included the following:

                                                                                  LESS THAN                   3-5      MORE THAN
                                                                       TOTAL       1 YEAR     1-3 YEARS      YEARS      5 YEARS
                                                                     ----------   ---------   ----------   ---------   ----------
         Notes payable.............................................  $       38   $     38                 $       -   $        -
         Convertible debentures....................................      54,800          -    $   54,800           -            -
         Long-term debt, including current maturities..............       6,343      1,511         4,832           -            -
                                                                     ----------   --------    ----------   ---------   ----------
                  Total debt.......................................      61,181      1,549        59,632           -            -
         Operating leases..........................................         290         58           174          58            -
                                                                     ----------   --------    ----------   ---------   ----------
                  Total debt and operating leases..................      61,471      1,607        59,806          58            -
         Contractual interest payments.............................      11,785      4,432         7,353           -            -
         Accrued litigation cost...................................       1,715      1,715             -           -            -
         Purchase obligations......................................       1,885      1,885             -           -            -
                                                                     ----------   --------    ----------   ---------   ----------
                  Total contractual obligations....................  $   76,856   $  9,639    $   67,159   $      58   $        -
                                                                     ==========   ========    ==========   =========   ==========

The future contractual obligations and debt could be reduced by up to $65.8 million in exchange for up to 5.3 million shares of common stock if all the convertible debt was converted.

                                                     CONVERSION                 LESS THAN                     3-5       MORE THAN
                                                       PRICE         TOTAL        1 YEAR     1-3 YEARS       YEARS       5 YEARS
                                                     ----------    ---------    ---------    ---------     --------     ---------
Total contractual obligation.......................                $  76,856    $   9,639    $  67,159     $     58     $       -
February 2003 issuance.............................   $   3.25        (6,800)           -       (6,800)           -             -
February 2005 issuance.............................      20.00       (20,000)           -      (20,000)           -             -
September 2005 issuance............................      12.50        (3,000)           -       (3,000)           -             -
December 2005 issuance.............................      12.50       (15,000)           -      (15,000)           -             -
February 2006 issuance.............................      13.07       (10,000)           -      (10,000)           -             -
Interest payments..................................                  (11,039)      (4,076)      (6,963)           -             -
                                                                   ---------    ---------    ---------     --------     ---------
     Total contractual obligations assuming
      conversion...................................                $  11,017    $   5,563    $   5,396     $     58     $       -
                                                                   =========    =========    =========     ========     =========

As of May 1, 2006, the last reported sale price of the Company's common stock was $26.01 per share.

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

In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, which a judgment has not been filed. The Company is vigorously defending this matter, has filed counterclaims and will file an appeal once the damage judgment is rendered.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) on FAS 123-R addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition until it becomes probable that the event will occur. The Company currently does not have any options that meet this treatment.

EITF Issue No. 05-2 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. All the Company's current debt issuances have already complied with EITF Issue No. 05-2. Accordingly, the adoption will have no material impact on the Company's financial statements.

EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does have convertible debt with beneficial conversion features. However, the Company currently has a large net operating loss carryforward which would offset any deferred tax liability arising from the book to tax difference in treatment of the beneficial conversion feature.

FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," issued in February 2006, addresses issues on the evaluation of beneficial interests issued in securitization transactions under Statement 133. The
FASB staff interim guidance in this Implementation Issue remains effective for instruments recognized prior to the effective date of Statement 155.
This statement is
effective for all financial instruments acquired or issued after the beginning of the Company's fiscal year that begins after September 15, 2006. The Company believes this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

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

                                    * * *

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company's ability to re-activate its formerly idle manufacturing facilities on a timely and cost-effective basis, meet current order levels for carbon fibers, successfully add new capacity for the production of carbon fiber and precursor raw material, execute plans to exit its specialty products business and reduce costs, achieve profitable operations, maintain its Nasdaq National Market listing, raise new capital and increase its borrowing at acceptable costs, manage changes in customers' forecasted requirements for the Company's products, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them, and penetrate existing, identified and emerging markets, as well as other matters discussed herein.

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

Based on the Company's evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management's assessment of internal controls as of September 30, 2005, its Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, its disclosure controls and procedures were ineffective.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company's assessment of its internal control over financial reporting described above, it has identified the following control deficiencies, which represent material weaknesses in the Company's internal control over financial reporting as of September 30, 2005 and March 31, 2006.

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

     Management has determined that each of the control deficiencies described in a and b above constitute a material weakness. However, management believes that despite these weaknesses, the financial reports accurately represent the Company's financial results and position.

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

     c) The Company did not maintain effective controls over the completeness and accuracy of foreign currency translations related to the Company's investment in its Hungarian subsidiary. Specifically, the Company's controls over the translation of transactions and account balances denominated in foreign currencies were not effectively designed to ensure that the translated amounts were determined in accordance with GAAP. This control deficiency resulted in audit adjustments to the cumulative translation adjustment (a component of the accumulated other comprehensive loss) and other income and expense in the Company's 2005 annual consolidated financial statements and the interim consolidated financial statements for each of the 2005 quarters.

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

8) The Company did not maintain effective controls over the completeness and accuracy of its accounting for derivatives associated with convertible debt and the related amortization of financing fees and debt discount and gain (loss) on value of warrants and conversion feature. Specifically, effective controls were not designed and in place over the accounting for derivatives in connection with the Company's convertible debt issued in January, March and October 2004, and February and September 2005 to ensure the completeness and accuracy of the accounting for (i) the beneficial conversion feature embedded in the Company's convertible debt, or (ii) the common stock purchase warrants issued in connection with the Company's convertible debt. This control deficiency resulted in misstatements to long-term liabilities, shareholders' equity, interest expense, amortization expense, and fair value gains and losses which resulted in the restatement of the Company's 2004 annual consolidated financial statements, as well as the Company's interim consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004, and the 2005 interim consolidated financial statements for the quarters ended December 31, 2004 and March 31, 2005, as well as audit adjustments to the Company's quarter ended September 30, 2005 consolidated financial statements. In addition, this control deficiency could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

Because of the material weaknesses described above which were identified during management's assessment process as of September 30, 2005, the Company has concluded that it did not maintain effective internal control over financial reporting as of March 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Zoltek made no changes in its internal control over financial reporting that occurred in the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT'S REMEDIATION INITIATIVES AND INTERIM MEASURES

As discussed above, management has identified certain material weaknesses that exist in the Company's internal control over financial reporting and management is taking steps to strengthen its internal control over financial reporting. Zoltek is actively engaged in the implementation of remediation efforts to address the material weaknesses in Zoltek's internal control over financial reporting as of March 31, 2006. These remediation efforts, as outlined below, are designed to address the material weaknesses identified by Zoltek management and to enhance the overall control environment.

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

Item 1A.  Risk Factors

               Not applicable - no changes in risk factors since fiscal year ended September 30, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

               In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provides for the funding to occur in four separate closings of $5.0 million which was drawn down on September 30, 2005, $15.0 million which was drawn down in December 2005, $20.0 million and $10.0 million. The agreement provides for Zoltek to draw down the remaining financing over the next twelve months subject to the Company registering the shares related to the prior drawdowns in September and December 2005.
          The borrowings incurred at each closing will mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, which correlates to a conversion price of $12.50 per share. Debentures issuable at the third and fourth closings will be convertible into Zoltek common stock at a conversion price equal to the market price at the time of the applicable closing.

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

               The Company received an additional $10 million of funding in February 2006 under the previously announced September 2005 convertible financing facility of up to $60 million, as amended. Zoltek now has received a total of $30 million under this arrangement. The recently issued convertible notes, which are secured by certain assets of the Company's Hungarian operations, are convertible into Zoltek common stock at a conversion price of $13.07 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum. Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 267,789 shares of common stock at an exercise price of $15.16 per share.

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

                                                  Zoltek Companies, Inc.
                                                      (Registrant)

Date:  May 10, 2006                           By:    /s/ KEVIN SCHOTT
       ------------                              ----------------------------
                                                        Kevin Schott
                                                   Chief Financial Officer