Form 10-Q
period 2006-06-30
ZOLTEK COMPANIES INC
filed 2006-08-09
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549



                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2006                Commission File No. 0-20600
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 7, 2006, 25,671,885 shares of Common Stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                    ZOLTEK COMPANIES, INC.

                                                  CONSOLIDATED BALANCE SHEET
                                                  --------------------------
                                  (Amounts in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                                  JUNE 30,       SEPTEMBER 30,
ASSETS                                                                                              2006             2005
-------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents.................................................................  $   19,660       $      255
     Restricted cash...........................................................................       6,634                -
     Accounts receivable, less allowance for doubtful accounts of $811 and
       $718, respectively......................................................................      15,936           11,101
     Inventories...............................................................................      21,436           24,753
     Other current assets......................................................................       7,203            3,195
                                                                                                 ----------       ----------
          Total current assets.................................................................      70,869           39,304
Property and equipment, net....................................................................     107,849           88,018
Other assets...................................................................................       2,773            3,107
                                                                                                 ----------       ----------
          Total assets.........................................................................  $  181,491       $  130,429
                                                                                                 ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................  $    1,388       $      374
     Trade accounts payable....................................................................      15,253           13,267
     Notes payable.............................................................................           -              442
     Accrued expenses and other liabilities....................................................       5,749            6,149
                                                                                                 ----------       ----------
          Total current liabilities............................................................      22,390           20,232
Other long-term liabilities....................................................................          95              107
Value of warrants and conversion feature associated with convertible debentures................       4,036           29,024
Long-term debt, less current maturities........................................................      30,642           40,421
                                                                                                 ----------       ----------
          Total liabilities....................................................................      57,163           89,784
                                                                                                 ----------       ----------
Commitments and contingencies (Notes 2 and 9)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................           -                -
     Common stock, $.01 par value, 50,000,000 shares authorized,
       25,518,936 and 19,213,384 shares issued and outstanding, respectively...................         256              189
     Additional paid-in capital................................................................     280,592          148,982
     Accumulated deficit.......................................................................    (138,628)         (95,705)
     Accumulated other comprehensive loss......................................................     (17,892)         (12,821)
                                                                                                 ----------       ----------
          Total shareholders' equity...........................................................     124,328           40,645
                                                                                                 ----------       ----------
          Total liabilities and shareholders' equity ..........................................  $  181,491       $  130,429
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

                                                     ZOLTEK COMPANIES, INC.

                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                              ------------------------------------
                                          (Amounts in thousands, except per share data)
                                                            (Unaudited)

                                                                          THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                                                          ---------------------------    --------------------------
                                                                               2006        2005               2006         2005
------------------------------------------------------------------------------------------------------------------------------------
Net sales................................................................  $    27,900  $    17,643       $    71,941  $    44,194
Cost of sales, excluding available unused capacity costs.................       20,041       16,107            53,894       40,911
Available unused capacity costs..........................................            -          704                 -        1,753
Application and development costs........................................        1,268          835             3,636        2,487
Selling, general and administrative expenses.............................        2,585        1,207             8,114        3,540
                                                                           -----------  -----------       -----------  -----------
     Operating income (loss) from continuing operations..................        4,006       (1,210)            6,297       (4,497)
Other income (expense):
     Interest expense, excluding amortization of financing fees, debt
       discount and beneficial conversion feature........................         (699)        (970)           (2,040)      (3,151)
     Amortization of financing fees and debt discount....................      (11,332)      (2,018)          (15,891)      (6,454)
     Gain (loss) on value of warrants and conversion feature.............      (12,619)       4,502           (30,061)     (11,924)
     Interest income.....................................................           59            -                59            2
     Other, net..........................................................         (224)      (1,327)             (404)      (1,741)
                                                                           -----------  -----------       -----------  -----------
         Loss from continuing operations before income taxes.............      (20,809)      (1,023)          (42,040)     (27,765)
Income tax expense.......................................................          410          212               688          431
                                                                           -----------  -----------       -----------  -----------
Net loss from continuing operations......................................      (21,219)      (1,235)          (42,728)     (28,196)
Discontinued operations:
         Net loss on discontinued operations.............................         (248)        (233)             (195)      (1,090)
                                                                           -----------  -----------       -----------  -----------
Net loss.................................................................  $   (21,467) $    (1,468)      $   (42,923) $   (29,286)
                                                                           ===========  ===========       ===========  ===========
Net loss per share:
     Basic loss per share:
         Continuing operations..........................................   $     (0.90) $     (0.07)      $    (1.98)  $     (1.60)
         Discontinued operations........................................         (0.01)       (0.01)           (0.01)        (0.06)
                                                                           -----------  -----------       ----------   -----------
              Total.....................................................   $     (0.91) $     (0.08)      $    (1.99)  $     (1.66)
                                                                           ===========  ===========       ==========   ===========
     Diluted loss per share:
         Continuing operations..........................................   $     (0.90) $     (0.13)      $    (1.98)  $     (1.63)
         Discontinued operations........................................         (0.01)       (0.01)           (0.01)        (0.06)
                                                                           -----------  -----------       ----------   -----------
              Total.....................................................   $     (0.91) $     (0.14)      $    (1.99)  $     (1.69)
                                                                           ===========  ===========       ==========   ===========
Weighted average common shares outstanding - basic.......................       23,567       18,888           21,540        17,701

Weighted average common shares outstanding - diluted.....................       23,567       20,810           21,540        18,701


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
                                                  Common    Paid-In    Accumulated  Comprehensive   Comprehensive   Shareholders'
                                                   Stock    Capital      Deficit         Loss           Loss           Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2005.....................  $   189  $ 148,982    $ (95,705)    $ (12,821)                     $  40,645

Convertible debt converted......................       47     47,111            -             -                         47,158

Unamortized value of convertible debt discount
 at time of conversion..........................        -    (10,165)           -             -                        (10,165)

Unamortized issuance cost related to
 convertible debt conversions...................        -     (1,199)           -             -                         (1,199)

Value of conversion feature at time of
 conversion.....................................        -     55,060            -             -                         55,060

Value of warrants and beneficial conversion
 feature issued in connection with
 convertible debt...............................        -     29,182            -             -                         29,182

Stock option compensation expense...............        -        360            -             -                            360

Exercise of warrants............................       15      8,483            -             -                          8,498

Exercise of stock options.......................        5      2,778            -             -                          2,783

Net loss........................................        -          -      (42,923)            -       $(42,923)        (42,923)

Foreign currency translation adjustment.........        -          -            -        (5,071)        (5,071)         (5,071)
                                                                                                      --------
    Comprehensive loss..........................        -          -            -             -       $(47,994)              -
                                                  -------  ---------    ---------     ---------       ========       ---------
Balance, June 30, 2006..........................  $   256  $ 280,592    $(138,628)    $ (17,892)                     $ 124,328
                                                  =======  =========    =========     =========                      =========


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

                                                    ZOLTEK COMPANIES, INC.

                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                             ------------------------------------
                                                    (Amounts in thousands)
                                                          (Unaudited)

                                                                                                 NINE MONTHS ENDED JUNE 30,
                                                                                                 --------------------------
                                                                                                    2006             2005
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss.................................................................................  $ (42,923)       $ (29,286)
      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
           Loss from discontinued operations...................................................        195            1,090
           Depreciation and amortization.......................................................      4,660            3,271
           Amortization of financing fees, debt discount and beneficial conversion feature.....     16,557            6,454
           Loss on value of warrants and conversion feature....................................     30,061           11,924
           Foreign currency transaction losses.................................................          -            1,092
           Other, net..........................................................................        276              (86)
           Changes in assets and liabilities:
                 Increase in accounts receivable...............................................     (5,914)            (803)
                 Decrease (increase) in inventories............................................      2,156           (4,895)
                 Decrease (increase) in prepaid expenses and other assets......................     (4,482)           1,797
                 Increase in trade accounts payable............................................      3,179            1,094
                 Increase in accrued expenses and other liabilities............................        158             (130)
                 Increase (decrease) in other long-term liabilities............................          8             (361)
                                                                                                 ---------        ---------
                      Total adjustments........................................................     46,854           20,447
                                                                                                 ---------        ---------
      Net cash provided by (used in) continuing operations.....................................      3,931           (8,839)
      Net cash provided by (used in) discontinued operations...................................         95           (1,166)
                                                                                                 ---------        ---------
      Net cash provided by (used in) operating activities......................................      4,026          (10,005)
                                                                                                 ---------        ---------

Cash flows from investing activities:
           Purchases of property and equipment.................................................    (28,897)          (9,271)
           Proceeds from sale of property and equipment........................................          -              141
           Change in cash restricted for letters of credit.....................................     (6,634)               -
                                                                                                 ---------        ---------
      Net cash used in investing activities....................................................    (35,531)          (9,130)
                                                                                                 ---------        ---------

Cash flows from financing activities:
           Proceeds from exercise of stock options and warrants................................     11,281            1,154
           Proceeds from issuance of convertible debt..........................................     45,000           40,000
           Payment of financing fees...........................................................     (1,508)          (2,278)
           Repayment of notes payable and long-term debt.......................................     (3,821)         (19,663)
                                                                                                 ---------        ---------
Net cash provided by financing activities......................................................     50,952           19,213
Effect of exchange rate changes on cash........................................................        (42)             (11)
                                                                                                 ---------        ---------
Net increase in cash...........................................................................     19,405               67
Cash and cash equivalents at beginning of period...............................................        255              267
                                                                                                 ---------        ---------
Cash and cash equivalents at end of period.....................................................  $  19,660        $     334
                                                                                                 =========        =========

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest..................................................................................  $   3,020        $   2,531
     Income taxes..............................................................................  $       -        $       -
Non-cash conversion of convertible securities..................................................  $  47,158        $  13,050


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

The unaudited interim consolidated financial statements include the accounts and transactions of the Company and its wholly- owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are reflected as other comprehensive income
(loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statement of operations as "Other, net." All significant inter-company transactions and balances have been eliminated in consolidation.

2.  FINANCING

Fiscal 2006 Financing Activity
------------------------------

During the nine months ended June 30, 2006, the investors converted $47.0 million principal amount of the convertible debt privately placed in the February 2003, October 2004, February 2005 and December 2005 into 4,681,970 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 and February 2005 issuances, which was valued at $55.1 million and offset by a reduction to equity of $10.2 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company reclassified the unamortized deferred financing cost of $1.2 million related to these issuances into additional paid-in capital. The February 2005 issuance also had a beneficial conversion feature, of which $6.8 million was unamortized at the time of conversion and was recorded as an expense into amortization of financing fees and debt discount.

The October 2004 and February 2005 issuances have been fully converted into the Company's common stock.

In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in six separate closings of $5.0 million, drawn down on September 30, 2005, $15.0 million drawn down in December 2005, $10.0 million drawn down in February 2006, $20.0 million drawn down in May 2006, $2.5 million drawn down in July 2006 and $7.5 million to be drawn at a future time. The borrowings incurred at each closing mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum, except for the May 2006 and subsequent borrowings which after 18 months are LIBOR plus 4% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, at a conversion price of $12.50 per share. The convertible debentures issued at the third closing are convertible into 765,110 shares, at a conversion price of $13.07 per share. The remaining $30.0 million notes will be convertible into Zoltek common stock at a conversion price of $25.51 per share. The Company issued the investors five-year warrants to purchase an aggregate of up to 411,521 shares of common stock at an exercise price of $28.06 per share. This financing is collateralized by the carbon fiber assets of the Company's Hungarian subsidiary. In connection with the April 2006 amendment, the institutional investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The Company also issued the investors up to 111,113 shares of common stock at an exercise price of $.01 per share. The fair value of the $0.01 per share warrants at the time of issuance was $3.3 million and was expensed in amortization of financing fees and debt discount during the third quarter of 2006.

In the first two closings, the debentures were issued with five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. As part of the amended financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50 per share, with the requirement that conversion take place within 30 days of the second closing. As part of the third closing, Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 267,789 shares of common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $5.7 million and will be accreted to the debt's face value over the life of the convertible debentures.

As part of the funding in May 2006 and in July 2006, Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 274,406 shares of common stock for the May 2006 funding and 31,183 shares for the July 2006 funding at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $17.7 million for the May 2006 issuance and $1.7 million for the July 2006 issuance and will be accreted to the debt's face value over the life of the convertible debentures.

Fiscal 2005 Financing Activity
------------------------------

During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in January and March 2004 into 2,230,011 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million, which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company reclassified the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a variable rate of six-month LIBOR plus 4%, which was 7.5% at March 2005, and converted into 1,000,000 shares of common stock at a conversion price of $20.00 per share. These notes were converted into common stock in May 2006. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. These warrants were exercised in May 2006. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward. These convertible debentures and warrants have been converted into and exercised for the Company's common stock.

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                                FEBRUARY   JANUARY     MARCH     OCTOBER    FEBRUARY   SEPTEMBER    DECEMBER   FEBRUARY      MAY
                                  2003(1)   2004        2004       2004       2005       2005(1)      2005(1)    2006(1)   2006(1)
                                  ----      ----        ----       ----       ----       ----         ----       ----      -------


Amount of debenture (millions). $8.1       $7.0       $5.75      $20.0      $20.0       $5.0        $15.0      $10.0       $20.0

Per share conversion price on
  debenture.................... $3.25      $5.40      $6.25      $12.00     $20.00      $12.50      $12.50     $13.07      $25.51
Interest rate.................. 7.5%       6.0%       6.0%       7.0%       7.5%        7.5%        7.5%       7.5%        7.5%
Term of debenture.............. 60 months  30 months  30 months  42 months  42 months   42 months   42 months  42 months   42 months
Warrants issued................ 405,000    323,995    230,000    500,000    457,142     140,000     420,000    267,789     274,406
Term of warrants............... 60 months  48 months  48 months  72 months  48 months   60 months   60 months  60 months   60 months
Per share exercise price of
  warrants..................... $5.00      $5.40      $7.50      $13.00     $17.50      $14.50      $14.50     $15.16      $28.06
Fair value per warrant at
  issuance..................... $0.93      $2.27      $5.43      $6.02      $10.47      $9.34       $5.92      $10.50      $26.03
Value per share conversion
  feature at issuance.......... $3.11      $1.78      $5.06      $4.31      $10.47      $9.91       $10.72     $10.20      $18.80
Stock price on date of
  agreement.................... $1.58      $5.40      $9.53      $9.60      $16.68      $13.15      $8.80      $13.99      $32.25
Stock volatility at issuance... 100%       50%        61%        75%        84%         205%        96%        99%         106%
Dividend yield................. 0.0%       0.0%       0.0%       0.0%       0.0%        0.0%        0.0%       0.0%        0.0%
Risk-free interest rate at
 issuance...................... 3.0%       2.78%      2.44%      3.71%      3.46%       4.25%       4.28%      4.28%       4.88%
Converted...................... Partial    Yes        Yes        Yes        Yes         Partial     No         No          No
Warrants exercised............. Partial    Yes        Yes        Yes        Yes         No          No         No          No

----------
(1) The warrants issued in connection with the February 2003, September 2005, December 2005, February 2006 and May 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features do not require derivative accounting. The September 2005, February 2006 and May 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. Since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock." The gain or loss related to the derivative instrument is based on changes in the Company's stock price during the period. As the Company's stock price increases the value of the derivative instrument increases, therefore the Company would record a loss. As the Company's stock price decreases the value of the derivative instrument decreases, therefore the Company would record a gain. When the convertible security is converted, the underlying derivative liability is removed from long-term debt and recorded as an increase to the Company's equity. As a result of the above-described amendment of the convertible debt financing package in April 2006, the derivative accounting treatment described in this Note 2 was terminated in the quarter ended June 30, 2006. See table below for impact on the financial results for the quarterly and nine-month financial results ended June 30, 2006 and 2005 (amounts in thousands).

                                                          THREE MONTHS ENDED JUNE 30, 2006       NINE MONTHS ENDED JUNE 30, 2006
                                                          --------------------------------       -------------------------------
                                                                     CONVERSION                             CONVERSION
                                                          WARRANTS    FEATURES      TOTAL        WARRANTS    FEATURES      TOTAL
                                                          --------    --------      -----        --------    --------      -----

January 2004 issuance - mark to market ................  $    (568)  $       -    $   (568)     $  (1,679)  $        -   $  (1,679)
March 2004 issuance - mark to market ..................       (253)          -        (253)          (730)           -        (730)
October 2004 issuance - mark to market ................     (2,715)          -      (2,715)        (7,017)      (1,556)     (8,573)
February 2005 issuance - mark to market ...............     (3,975)     (5,108)     (9,083)        (6,820)     (12,259)    (19,079)
                                                         ---------   ---------    --------      ---------   ----------   ---------
         Loss on value of warrants and
           conversion feature..........................  $  (7,511)  $  (5,108)   $(12,619)     $ (16,246)  $  (13,815)  $ (30,061)
                                                         =========   =========    ========      =========   ==========   =========



                                                           THREE MONTHS ENDED JUNE 30, 2005       NINE MONTHS ENDED JUNE 30, 2005
                                                          ---------------------------------      --------------------------------
                                                                     CONVERSION                             CONVERSION
                                                          WARRANTS    FEATURES      TOTAL        WARRANTS    FEATURES      TOTAL
                                                          --------    --------      -----        --------    --------      -----

January 2004 issuance - mark to market ................   $    268   $       -    $    268      $    (764)  $   (8,164)  $   (8,928)
March 2004 issuance - mark to market ..................        117           -         117           (610)      (5,684)      (6,294)
October 2004 issuance - mark to market ................        307       2,136       2,443         (1,085)      (2,286)      (3,371)
February 2005 issuance - mark to market ...............        257       1,417       1,674          1,894        4,775        6,669
                                                          --------   ---------    --------      ---------   ----------   ----------
         Gain (loss) on value of warrants and
           conversion feature..........................   $    949   $   3,553    $  4,502      $    (565)  $  (11,359)  $  (11,924)
                                                          ========   =========    ========      =========   ==========   ==========

AMORTIZATION OF FINANCING FEES AND DEBT DISCOUNT
------------------------------------------------

At the time of issuance of convertible debt securities with warrants, the Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount is recorded as a reduction in the carrying value of the convertible debt security that is accreted to its face value over the life of the convertible security and expensed into the Company's income statement. If the convertible security is converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants is recorded as a reduction to additional paid-in capital at the time of conversion.

As part of the April 2006 amendment to the September 2005 convertible debt issuance, the Company issued the investors five-year warrants to purchase 111,113 shares of common stock at an exercise price of $.01 per share as an inducement to the holders to convert the February 2005 issuance. The fair value of the warrants issued of $3.3 million was expensed during the quarter ended June 30, 2006 and is included in amortization of financing fees and debt discount in the statement of operations.

The February 2005, February 2006 and May 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the Company's market price of common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company's income statement. If the convertible security is converted prior to the redemption date, the unamortized balance is recorded in expense at the time of conversion. During the third quarter of fiscal 2006, the February 2005 issuance, which had a beneficial conversion feature, was converted and the Company recorded an expense $5.0 million for the unamortized portion on the beneficial conversion feature which is included in amortization of financing fees and debt discount in the statement of operations.

See the table below for impact of amortization of financing fees and debt discount on the financial results for the quarter and nine months ended June 30, 2006 and 2005 (amounts in thousands).

                                                          THREE MONTHS ENDED JUNE 30, 2006     NINE MONTHS ENDED JUNE 30, 2006
                                                          ---------------------------------   ----------------------------------
                                                                     CONVERSION                          CONVERSION
                                                          WARRANTS    FEATURES      TOTAL     WARRANTS    FEATURES      TOTAL
                                                          --------    --------      -----     --------    --------      -----

October 2004 issuance..................................   $       -   $      -     $      -   $     653   $       -   $      653
February 2005 issuance.................................         113      7,072        7,185         901       8,464        9,365
September 2005 issuance................................         100          -          100         879           -          879
December 2005 issuance.................................         178          -          178         414           -          414
February 2006 issuance.................................         201        207          408         335         345          680
May 2006 issuance......................................         255        377          632         255         377          632
May 2006 issuance......................................       3,300          -        3,300       3,300           -        3,300
                                                          ---------   --------     --------   ---------   ---------   ----------
                                                          $   4,147   $  7,656       11,803   $   6,737   $   9,186       15,923
                                                          =========   ========                =========   =========
     Capitalized cost related to construction
      in process.......................................                                (666)                                (666)

     Deferred financing costs..........................                                 195                                  634
                                                                                   --------                           ----------
         Total.........................................                            $ 11,332                           $   15,891
                                                                                   ========                           ==========





                                                          THREE MONTHS ENDED JUNE 30, 2005     NINE MONTHS ENDED JUNE 30, 2005
                                                          --------------------------------     -------------------------------
                                                                     CONVERSION                          CONVERSION
                                                          WARRANTS    FEATURES      TOTAL     WARRANTS    FEATURES      TOTAL
                                                          --------    --------      -----     --------    --------      -----

January 2004 issuance..................................   $       -   $       -    $      -   $     458   $       -   $      458
March 2004 issuance....................................           -           -           -         863           -          863
October 2004 issuance..................................         728           -         728       2,147           -        2,147
February 2005 issuance.................................         338         752       1,090         513       1,140        1,653
                                                          ---------   ---------    --------   ---------   ---------   ----------
                                                          $   1,066   $     752       1,818   $   3,981   $   1,140        5,121
                                                          =========   =========               =========   =========
     Deferred financing cost...........................                                 200                                1,333
                                                                                   --------                           ----------
         Total.........................................                            $  2,018                           $    6,454
                                                                                   ========                           ==========

The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

                                                                    JUNE 30, 2006                    SEPTEMBER 30, 2005
                                                          -------------------------------     -------------------------------
                                                                     CONVERSION                          CONVERSION
                                                          WARRANTS    FEATURES      TOTAL     WARRANTS    FEATURES      TOTAL
                                                          --------    --------      -----     --------    --------      -----

October 2004 issuance..................................   $      -   $       -    $      -    $   7,316   $       -   $    7,316
February 2005 issuance.................................          -           -           -        3,879       8,634       12,513
September 2005 issuance................................      1,104           -       1,104        2,337           -        2,337
December 2005 issuance.................................      2,071           -       2,071            -           -            -
February 2006 issuance.................................      2,479       2,550       5,029            -           -            -
May 2006 issuance......................................      6,891      10,166      17,057            -           -            -
                                                          --------   ---------    --------    ---------   ---------   ----------
                                                          $ 12,545   $  12,716      25,261    $  13,532   $   8,634       22,166
                                                          ========   =========                =========   =========
     Debt acquisition cost and financing fees..........                              2,033                                 2,315
                                                                                  --------                            ----------
         Total.........................................                           $ 27,294                            $   24,481
                                                                                  ========                            ==========

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on loss per share:

                                                                                                        THREE MONTHS ENDED
                                                                                                          JUNE 30, 2005
                                                                                                          -------------
         Numerators:
         Loss from continuing operations............................................................        $  (1,235)
         Impact of convertible debt and warrants:
                  Add: interest expense.............................................................              725
                  Add: amortization of financing fees and debt discount.............................              455
                  Less: gain on value of conversion feature and warrants............................           (2,521)
                                                                                                            ---------
         Loss from continuing operations............................................................           (2,576)
         Loss from discontinued operations..........................................................             (233)
                                                                                                            ---------
         Net loss ..................................................................................        $  (2,809)
                                                                                                            =========

         Denominators:
         Average shares outstanding - basic.........................................................           18,888
         Impact of convertible debt, warrants and stock options.....................................            1,922
                                                                                                            ---------
         Average shares outstanding - diluted.......................................................           20,810
                                                                                                            =========

         Loss per share - basic:
                  Continuing operations.............................................................        $   (0.07)
                  Discontinued operations...........................................................            (0.01)
                                                                                                            ---------
         Basic loss per share.......................................................................        $   (0.08)
                                                                                                            =========

         Loss per share - diluted:
                  Continuing operations.............................................................        $   (0.13)
                  Discontinued operations...........................................................            (0.01)
                                                                                                            ---------
         Diluted loss per share.....................................................................        $   (0.14)
                                                                                                            =========

                                                                                                        NINE MONTHS ENDED
                                                                                                          JUNE 30, 2005
                                                                                                          -------------
         Numerators:
         Loss from continuing operations............................................................        $ (28,196)
         Impact of convertible debt and warrants:
                  Add: interest expense.............................................................              562
                  Add: amortization of financing fees and debt discount.............................            1,840
                  Less: gain on value of conversion feature and warrants............................           (4,775)
                                                                                                            ---------
         Loss from continuing operations............................................................          (30,569)
         Loss from discontinued operations..........................................................           (1,090)
                                                                                                            ---------
         Net loss ..................................................................................        $ (31,659)
                                                                                                            =========

         Denominators:
         Average shares outstanding - basic.........................................................           17,701
         Impact of convertible debt, warrants and stock options.....................................            1,000
                                                                                                            ---------
         Average shares outstanding - diluted.......................................................           18,701
                                                                                                            =========

         Loss per share - basic:
                  Continuing operations.............................................................        $   (1.60)
                  Discontinued operations...........................................................            (0.06)
                                                                                                            ---------
         Basic loss per share.......................................................................        $   (1.66)
                                                                                                            =========

         Loss per share - diluted:
                  Continuing operations.............................................................        $   (1.63)
                  Discontinued operations...........................................................            (0.06)
                                                                                                            ---------
         Diluted loss per share.....................................................................        $   (1.69)
                                                                                                            =========

In accordance with SFAS No. 128, "Earnings per Share," the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain, interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants, which have a dilutive impact for the three and nine months ended June 30, 2005. Diluted loss per share is not presented for the three and nine months ended June 30, 2006 because the impact of these potential additional shares is anti-dilutive. The Company does have outstanding warrants and convertible debt at June 30, 2006 and 2005 which are not included in the determination of diluted loss per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.9 million and 4.3 million shares for the three and nine months ended June 30, 2006, respectively, would have been included in the Company's diluted loss per share calculation. The additional shares relate to issuance of debt convertible into 3.9 million shares and warrants exercisable for 1.6 million shares, of which 0.6 million shares and 0.1 million shares would be dilutive using the treasury stock method, and stock options exercisable for 0.6 million shares, of which 0.4 million shares and 0.3 million shares would be dilutive using the treasury stock method for the three and nine months ended June 30, 2006, respectively.

3.  DEBT

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. Bank consists of a revolving line of credit and term loan of $5.5 million, which matures January 1, 2007. No financial covenants apply to the credit facility from the U.S. bank. The availability of the revolving line of credit and term loan was $5.5 million at June 30, 2006. The Company has issued $6.6 million in letters of credit that are collateralized by the cash and cash equivalents in an equal amount and are therefore restricted.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $3.2 million at June 30, 2006. The credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances (see Note 2) have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at June 30, 2006.

The Hungarian Government has pledged a grant of 2.9 billion HUF (approximately $14.5 million) to Zoltek's Hungarian subsidiary for use in modernizing its facility, establishing a research and development center there, and supporting a rapid buildup of manufacturing capacity for both acrylic fiber precursor raw material and carbon fiber. As of June 30, 2006, no amount has been funded under this program.

Long-term debt consists of the following (amounts in thousands):                                 June 30,   September 30,
                                                                                                   2006         2005
                                                                                                 --------   -------------
     Note payable with interest at 9%, payable in monthly installments of
      principal and interest of $15 to maturity in January 2007..............................    $  1,370     $   1,442

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
      to be repaid from real estate and personal property tax abatements ....................       1,911         1,865

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................       3,160         2,766

     Term loan, $0.3 million payable in quarterly installments of $0.1 million in 2006, bearing interest at prime plus 2.0% (prime rate at June 30, 2006
      was 8.0%)..............................................................................           -           300

     Revolving credit agreement, maturing in January 2007, bearing interest at prime
      plus 2.0%..............................................................................           -         3,788

     Convertible debentures due February 2008 bearing interest at 7.0%.......................       2,850         7,800

     Convertible debentures due April 2008 bearing interest at 7%............................           -        20,000

     Convertible debentures due August 2008 bearing interest at LIBOR plus 4%................           -        20,000

     Convertible debentures due March 2009 bearing interest at 7.5%..........................      18,000         5,000

     Convertible debentures due August 2009 bearing interest at 7.5%.........................      10,000             -

     Convertible debentures due November 2009 bearing interest at 7.5%.......................      20,000             -
                                                                                                 --------     ---------
         Total debt..........................................................................      57,291        62,961

         Less: conversion feature and debt discount associated with warrants.................     (25,261)      (22,166)
         Less: amounts payable within one year...............................................      (1,388)         (374)
                                                                                                 --------     ---------
     Total long-term debt ...................................................................    $ 30,642     $  40,421
                                                                                                 ========     =========

Value of derivative liabilities at (amounts in thousands):
----------------------------------------------------------

                                                                   JUNE 30, 2006                    SEPTEMBER 30, 2005
                                                          -------------------------------     -------------------------------
                                                                     CONVERSION                          CONVERSION
                                                          WARRANTS    FEATURES      TOTAL     WARRANTS    FEATURES      TOTAL
                                                          --------    --------      -----     --------    --------      -----

January 2004 issuance  ................................   $  1,393    $      -     $  1,393   $   1,820   $       -    $  1,820
March 2004 issuance  ..................................          -           -            -         867           -         867
October 2004 issuance..................................          -           -            -       5,033      11,141      16,174
February 2005 issuance.................................      2,643           -        2,643       3,637       6,526      10,163
                                                          --------    --------     --------   ---------   ---------    --------
         Totals........................................   $  4,036    $      -     $  4,036   $  11,357   $  17,667    $ 29,024
                                                          ========    ========     ========   =========   =========    ========

4.  DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two businesses of its Zoltek Rt. operations, which manufacture textile acrylic and nylon fibers and yarns. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC business of its Zoltek Rt. operations. These businesses were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These businesses had been included in the Specialty Products segment (see Note 6). Certain information with respect to the discontinued operations of the textile acrylic, nylon fibers and CMC divisions for the three and nine months ended June 30, 2006 and 2005 is summarized as follows (amounts in thousands):

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                JUNE 30,                  JUNE 30,
                                                                                --------                  --------
                                                                           2006         2005          2006         2005
                                                                         ---------    ---------    ---------    ---------
         Net sales.....................................................  $      72    $   2,168    $     630    $   6,505
         Cost of sales.................................................        (75)      (1,875)        (602)      (5,938)
                                                                         ---------    ---------    ---------    ---------
              Gross profit (loss)......................................         (3)         293           28          567
         Selling, general and administrative expenses..................         (7)        (601)         (46)      (1,776)
                                                                         ---------    ---------    ---------    ---------
              Loss from operations.....................................        (10)        (308)         (18)      (1,209)
         Other income (loss)...........................................       (238)          75         (177)         119
                                                                         ---------    ---------    ---------    ---------
         Loss on discontinued operations...............................  $    (248)   $    (233)   $    (195)   $  (1,090)
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

Prior to October 1, 2005 the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued Employees" ("ABP 25"). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company's equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

For the three and nine months ended June 30, 2006 the Company recorded into selling and general administrative expense and into its corporate headquarters segment $0.1 million and $0.4 million, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R. There was no capitalized stock-based employee compensation cost as of June 30, 2006. There were no recognized tax benefits during the quarter ended June 30, 2006, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset.

During the three and nine months ended June 30, 2005 had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, the Company's net loss and loss per share would have been impacted as shown in the following table (amounts in thousands).

                                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                              JUNE 30, 2005             JUNE 30, 2005
                                                                              -------------             -------------
         Reported net loss.................................................     $   (1,468)               $ (29,286)
         Total stock-based employee compensation expense
           determined under fair value based method for all awards.........            (70)                    (210)
                                                                                ----------                ---------
         Pro forma net loss................................................     $   (1,538)               $ (29,496)
                                                                                ==========                =========
         Reported basic loss per share.....................................     $    (0.08)               $   (1.66)
                                                                                ==========                =========
         Pro forma basic loss per share....................................     $    (0.14)               $   (1.67)
                                                                                ==========                =========
         Reported diluted loss per share...................................     $    (0.08)               $   (1.69)
                                                                                ==========                =========
         Pro forma diluted loss per share..................................     $    (0.14)               $   (1.70)
                                                                                ==========                =========

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123-R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                         NINE MONTHS ENDED JUNE 30,
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

In 1992, the Company adopted a Long-Term Incentive Plan that authorizes the Compensation Committee of the Board of Directors (the "Committee") to grant key employees and officers of the Company incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan of which 559,824 are currently outstanding. Outstanding stock options expire ten years from the date of grant or upon termination of employment. Options granted in 1998 and prior vest 100% five years from date of grant. Options granted in 1999 and thereafter primarily vest 100% three years from date of grant. All options were issued at an option price equal to the market price on the date of grant.

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

Presented below is a summary of stock option plans activity for the first nine months of fiscal 2006:

                                                                                                                       AGGREGATE
                                                                                        WTD. AVG.                      INTRINSIC
                                                            WTD. AVG.                    EXERCISE      WTD. AVG.         VALUE
                                              OPTIONS    EXERCISE PRICE   EXERCISABLE     PRICE      REMAINING LIFE      (`000)
                                             ---------   --------------   -----------     -----      --------------      ------

         Balance, September 30, 2005         1,051,667     $     8.37       812,028    $   8.85                         $ 3,783
             Granted......................     197,500          10.06
             Exercised....................    (530,843)          5.23
             Cancelled....................    (158,500)         12.52
                                             ---------
         Balance, June 30, 2006                559,824     $     9.80       344,245    $  10.90         6.8 years       $ 5,197
                                             =========

As of June 30, 2006, the Company had $0.9 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of two years.

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

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of June 30, 2006 and September 30, 2005 and for the third quarter and nine months ended June 30, 2006 and 2005 (amounts in thousands):

                                                                             THREE MONTHS ENDED JUNE 30, 2006
                                                                             --------------------------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers       Products       Headquarters       Total
                                                        ------------   -----------   -----------     ------------    -----------
Net sales............................................   $     17,975   $     8,470   $     1,455     $         -     $    27,900
Cost of sales........................................         12,758         6,338           945               -          20,041
Operating income (loss)..............................          3,826         1,686           266          (1,772)          4,006
Depreciation and amortization expense................          1,351           122            78              34           1,585
Capital expenditures.................................         12,562         2,497           414              82          15,555

                                                                             THREE MONTHS ENDED JUNE 30, 2005
                                                                             --------------------------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers       Products       Headquarters       Total
                                                        ------------   -----------   -----------     ------------    -----------
Net sales............................................   $      9,278   $     6,604   $     1,761     $         -     $    17,643
Cost of sales, excluding available unused capacity...          9,693         5,083         1,331               -          16,107
Available unused capacity expenses...................            704             -             -               -             704
Operating income (loss)..............................         (1,774)        1,262           240            (938)         (1,210)
Depreciation and amortization expense................            401           131            90              70             692
Capital expenditures.................................          2,897           403             -             194           3,494

                                                                              NINE MONTHS ENDED JUNE 30, 2006
                                                                              -------------------------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers       Products       Headquarters       Total
                                                        ------------   -----------   -----------     ------------    -----------
Net sales............................................   $     48,372   $    19,292   $     4,277     $         -     $    71,941
Cost of sales........................................         35,900        14,762         3,232               -          53,894
Operating income (loss)..............................          8,054         3,348          (210)         (4,895)          6,297
Depreciation and amortization expense................          3,552           737           272              99           4,660
Capital expenditures.................................         22,955         5,132           531             279          28,897

                                                                              NINE MONTHS ENDED JUNE 30, 2005
                                                                              -------------------------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers       Products       Headquarters       Total
                                                        ------------   -----------   -----------     ------------    -----------
Net sales............................................   $     24,556   $    15,034   $     4,604     $         -     $    44,194
Cost of sales, excluding available unused capacity...         25,241        11,948         3,722               -          40,911
Available unused capacity expenses...................          1,753             -             -               -           1,753
Operating income (loss)..............................         (4,889)        2,011           721          (2,340)         (4,497)
Depreciation and amortization expense................          2,217           594           363              97           3,271
Capital expenditures.................................          8,236           655           175             205           9,271

Refer to Consolidated Statement of Operations for reconciliation of operating income (loss) per segment information to loss from continued operations before income taxes.

                                                                                       TOTAL ASSETS
                                                                                       ------------
                                                           Carbon       Technical     Specialty       Corporate
                                                           Fibers        Fibers       Products       Headquarters       Total
                                                        ------------   -----------   -----------     ------------    -----------
June 30, 2006........................................   $    118,394   $    23,977   $     3,142     $    35,978     $   181,491
September 30, 2005...................................         93,386        22,662         2,967          11,414         130,429

7.  INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                                          JUNE 30,      SEPTEMBER 30,
                                                                                            2006            2005
                                                                                         ---------      -------------
         Raw materials.................................................................  $  11,490        $  11,872
         Work-in-process...............................................................        620              430
         Finished goods................................................................      8,919           11,638
         Supplies, spares and other....................................................        407              813
                                                                                         ---------        ---------
                                                                                         $  21,436        $  24,753
                                                                                         =========        =========

8.  NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position on FAS 123-R addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition until it becomes probable that the event will occur. The Company currently does not have any options that meet this treatment.

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

On July 13, 2006, FASB released its final interpretation on uncertain tax positions, FIN 48, "Account for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2006, for both public and non-public companies. The Company believes this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

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

The Company is vigorously defending this matter. In July 2006, the Company was successful in its appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and an order to issue warrants to purchase 122,888 of the Company's common stock at various prices. To date the Company has not made payments of any portion of this obligation, although it posted an appeal bond in the amount of $6.6 million. During the second quarter of 2006, the Company accrued $0.5 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this matter. Management currently believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations. The Company is vigorously defending this matter and has filed counterclaims and an appeal.

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

Concentration of Credit Risk
----------------------------

For the nine months ended June 30, 2006, the Company reported sales of $12.1 million, to a wind turbine manufacturer, which was the only customer that represented greater than 10% of Company sales. There are no customers with a receivable balance in excess of 10% of the total Company balance.

Cash equivalents, include certificates of deposit and overnight repurchase agreements, all of which have initial maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company places its temporary cash investments with high credit quality financial institutions, however, at times such investments may be in excess of the

Federal Deposit Insurance Corporation ("FDIC") insurance limit of $100,000. As of June 30, 2006 and September 30, 2005, the Company had approximately $25.8 million and $21,000 in excess of FDIC insured limits, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

The Company's mission is to commercialize the use of carbon fibers as a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. The Company has developed and is implementing a strategy to manufacture and sell carbon fibers for commercial applications at costs competitive with other materials. In addition, through its technical fibers segment the Company is the leading supplier of carbon fibers to the aircraft brake industry, and manufactures and markets oxidized acrylic fibers, an intermediate product of the carbon fiber manufacturing process, for fire and heat resistance applications.

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

In order to meet demand for carbon fibers for wind energy and other commercial carbon fiber applications, Zoltek undertook a three-phase capacity expansion program. First, in fiscal 2005 Zoltek initiated the start-up of the five installed lines at its Abilene, Texas facility and activated sufficient precursor capacity to support all of the Company's carbon fiber capacity. Second, Zoltek has added two new carbon fiber lines and added sufficient precursor capacity to supply them at the Company's Hungarian facility. These lines began to operate at targeted production rates toward the end of the first quarter of 2006. The third phase of the expansion program calls for a doubling of the carbon fiber and precursor capacity levels and is expected to be operational by December 31, 2006. In July and August 2006, the Company started operation of four additional lines at its Hungarian operation. The Company expects that a $60.0 million convertible debt financing package entered into in September 2005 and amended in April 2006, of which $50.0 million has been funded to date, will provide a substantial portion of the capital resources for the planned capacity increase in fiscal 2006. The Company has specifically targeted several significant and emerging applications: wind energy, oil and gas drilling, construction and automotive. Development of the use of carbon fibers is continuing in each of these targeted market segments.

Maintaining the excess capacity had been costly, but the Company believed it was necessary to assure customers of adequate supply and encourage them to shift to carbon fibers from other materials. With the new orders in place and indications for additional significant orders, the Company restarted its major carbon fiber manufacturing facility in Abilene, Texas, which had been temporarily idled. The reactivation of the Abilene facility has been more difficult and costly than expected. As of September 30, 2005, all of the production lines at the Company's Abilene facility were operational, however, the facility had not reached its targeted production level. Since late November 2005 the carbon fiber lines at this facility have demonstrated significant operational improvement and the Company believes the lines are currently operating at targeted production levels. The improvements in operation during the first three quarters of fiscal 2006 have already had a positive impact on the Company's financial results.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
-----------------------------------------------------------------------------

The Company's sales increased 59%, or $10.3 million, to $27.9 million in the third quarter of fiscal 2006 from $17.6 million in the third quarter of fiscal 2005. Carbon fiber sales increased 94%, or $8.7 million, to $18.0 million in the third quarter of fiscal 2006 from $9.3 million in the third quarter of fiscal 2005 as production and sales continued and the demand for the Company's carbon fibers significantly increased from prior years. The Company's sales benefited from the newly added capacity in Hungary of two carbon fiber lines, continued improvement in the operations of the Abilene facility production and price increases which took effect during the fiscal 2006 second quarter. Technical fiber sales increased 29%, or $1.9 million, to $8.5 million in the third quarter of fiscal 2006 from $6.6 million in the third quarter of fiscal 2005. Technical fiber sales increased as the Company experienced a significant increase in orders from its aircraft brake customers and new sales within the automotive heat resistance applications. Sales of the continuing components of the specialty products business segment decreased $0.3 million in the third quarter of fiscal 2006.

The Company's cost of sales (including available unused capacity costs of $0.7 million in fiscal 2005) increased by 19%, or $3.2 million, to $20.0 million in the third quarter of fiscal 2006 from $16.8 million in the third quarter of fiscal 2005. Carbon fiber cost of sales increased by 23%, or $2.4 million, to $12.8 million for the third quarter of fiscal 2006 from $10.4 million for the third quarter of fiscal 2005. The 23% increase in carbon fiber cost of sales resulted from the increased sales of 94% discussed above offset by improved margins benefiting from reduction of costs related to the start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. Technical fiber cost of sales increased $1.2 million, or 24%, to $6.3 million for the third quarter of fiscal 2006 from $5.1 million for the third quarter of fiscal 2005. The 24% increase in technical fiber cost of sales resulted from the increased sales of 29% discussed above. The cost of sales of the specialty products segment decreased for the third quarter of fiscal 2006 to $0.9 million compared to the third quarter of fiscal 2005 of $1.3 million which correlates to the decrease in sales for the quarter.

During the third quarter of fiscal 2005, the Company incurred costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $0.7 million during the third quarter of fiscal 2005. During the first quarter of fiscal 2006, the increased orders and increased efficiency rates resulted in the unused capacity costs being fully absorbed into cost of sales.

Application and market development costs were $1.3 million in the third quarter of fiscal 2006 and $0.8 million in the third quarter of fiscal 2005. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase in the third quarter of fiscal 2006 included application development of the towpreg product at the Company's prepreg facility in Utah.

Selling, general and administrative expenses were $2.6 million in the third quarter of fiscal 2006 compared to $1.2 million in the third quarter of fiscal 2005. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. The Company recorded $0.1 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the third quarter of fiscal 2006.

Operating income was $4.0 million in the third quarter of fiscal 2006 compared to a loss of $1.2 million in the third quarter of fiscal 2005. Carbon fiber operations reported a loss of $1.8 million in the third quarter of fiscal 2005 and a profit of $3.8 million in the third quarter of fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2006 related to the increase in production and sales over the third quarter of fiscal 2005 as the Company added new capacity at its Hungarian facility, increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers increased $0.4 million as sales increased 29% due to increased orders form the European aircraft brake customers and new sales within the automotive heat resistance applications. Specialty products reported an operating income of $0.3 million during the third quarter of fiscal 2006 which was flat compared to the third quarter of fiscal 2005. Corporate headquarters operating loss increased by $0.8 million to a loss of $1.8 million in the third quarter of fiscal 2006 due to staffing of management positions that have been filled to support the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. The Company's consolidated operating income was benefited by the newly added capacity in Hungary of two carbon fiber lines in January

2006, the Abilene facility production which continued to improve and a price increases which took effect during the 2006 second quarter.

Interest expense was approximately $0.7 million in the third quarter of fiscal 2006 compared to $1.0 million in the corresponding period of fiscal 2005. The decrease in interest resulted from reduction in debt levels from the prior fiscal year and by the capitalization of interest cost of $0.3 million in the third quarter of fiscal 2006 related to the expansion of the Company's carbon fiber lines (see "--Liquidity and Capital Resources"). Due to the Company's use of limited variable rate debt, the impact of the increase in interest rates from the prior fiscal year was immaterial.

Amortization of financing fees, which are non-cash expenses, was approximately $11.3 million in the third quarter of fiscal 2006 compared to $2.0 million in the third quarter of fiscal 2005. The increase in amortization resulted from the expensing of $6.8 million of a beneficial conversion feature related to the May 2006 conversion of the February 2005 issuance and $3.3 million discount related to the issuance of 111,113 warrants to purchase the Company's shares at $0.01 per share (see "--Liquidity and Capital Resources").

Gain or loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $12.6 million in the third quarter of fiscal 2006 compared to a gain of $4.5 million in the third quarter of fiscal 2005 (see "--Liquidity--Financing"). The loss during the third quarter of fiscal 2006 was attributable to the increase in the market price of the Company's common stock during the quarter. All of the Company's convertible debt issuances which required derivative accounting have been converted.

Other income/expense, net, was an expense of $0.2 million in the third quarter of fiscal 2006 compared to an expense of $1.3 million for the third quarter fiscal 2005. The benefit was due to in the foreign currency transactional loss during the third quarter of fiscal 2006 being less which was due to the Hungarian Forint becoming less weak during the third quarter of 2006 compared to the Euro and Pound in which the Company buys most of its raw material.

Income tax expense was $0.4 million for the third quarter of fiscal 2006 compared to $0.2 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal quarters of 2006 and 2005 due to uncertainties in the Company's ability to utilize net operating loss carryforwards in the future. The expenses for the quarters related to local taxes for the Hungarian facility.

The foregoing resulted in loss from continuing operations of $21.2 million for the third quarter of fiscal 2006 compared to a loss of $1.2 million for the third quarter of fiscal 2005. Similarly, the Company reported loss from continuing operations per share of $(0.90) basic and diluted basis for the third quarter of fiscal 2006 and loss from continuing operations per share of $(0.07) and $(0.13) on a basic and diluted basis, respectively, for the third quarter of fiscal 2005. The weighted average common shares outstanding were 23.6 million basic and diluted for fiscal 2006 and 18.9 and 20.8 million basic and diluted, respectively, for the third quarter of fiscal 2005.

Loss from discontinued operations of $0.2 million for the third quarter of fiscal 2006 compared to a loss of $0.2 million for the third quarter of fiscal 2005. The significant decrease in sales was offset by a significant decrease in cost during the third quarter of fiscal 2006 as the Company liquidated the prior existing inventory balance of its acrylic fiber business and CMC division. The Company reported loss from discontinued operations per share of $(0.01) on a basic and diluted basis for the third quarter of fiscal 2006 and a loss per share of $(0.01) on a basic and diluted basis for the third quarter of fiscal 2005.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO NINE MONTHS ENDED JUNE 30, 2005
---------------------------------------------------------------------------

The Company's sales increased 63%, or $27.7 million, to $71.9 million for the first nine months of fiscal 2006 from $44.2 million in the first nine months of fiscal 2005. Carbon fiber sales increased 97%, or $23.8 million, to $48.4 million for the first nine months of fiscal 2006 from $24.6 million for the first nine months of fiscal 2005 as production and sales of carbon fiber for wind energy applications continued and the demand for the Company's milled and chopped products for deep sea oil drilling applications significantly increased from prior years. The Company's sales benefited from the newly added capacity in Hungary of two carbon fiber lines, the Abilene facility production which continued to improve and price increases which took effect during the fiscal 2006 third quarter. Technical fiber sales increased 29%, or $4.3 million, to $19.3 million for the first nine months of fiscal 2006 from $15.0 million for the first nine months fiscal 2005. Technical fiber sales increased as the Company experienced a significant increase in orders from its European aircraft brake customers and new sales within automotive heat resistance applications. Sales of the continuing components of the specialty products business segment decreased 7%, or $0.3 million, to $4.3 million for the first nine months of fiscal 2006 compared to the prior year period.

The Company's cost of sales (including available unused capacity costs of $1.8 million in fiscal 2005) increased by 26%, or $11.2 million, to $53.9 million for the first nine months of fiscal 2006 from $42.7 million for the first nine months of fiscal 2005. Carbon fiber cost of sales increased by 33%, or $8.9 million, to $35.9 million for the first nine months of fiscal 2006 from $27.0 million for the first nine months of fiscal 2005. The 33% increase in carbon fiber cost of sales resulted from the increased sales of 97% discussed above offset by the improvement in margins resulting from reduced costs related to the start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. Technical fiber cost of sales increased $2.9 million, or 24%, to $14.8 million for the first nine months of fiscal 2006 from $11.9 million for the first nine months of fiscal 2005 as sales increased 29% for the same period. The cost of sales of the specialty products segment decreased 14% for the first nine months of fiscal 2006 at $3.2 million compared to the first nine months of fiscal 2005 at $3.7 million.

During the first nine months of fiscal 2005, the Company incurred costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $1.8 million for the first nine months of fiscal 2005. During the first quarter of fiscal 2006, the increased orders and increased efficiency rates resulted in the unused capacity costs being fully absorbed into cost of sales.

Application and market development costs were $3.6 million for the first nine months of fiscal 2006 and $2.5 million for the first nine months of fiscal 2005. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase for the first nine months of fiscal 2006 included application development of the towpreg product at the Company's prepreg facility in Utah.

Selling, general and administrative expenses were $8.1 million for the first nine months of fiscal 2006 compared to $3.5 million for the first nine months of fiscal 2005. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. The Company recorded $0.4 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the first nine months of fiscal 2006. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million representing management's estimate of the liability associated with an ongoing lawsuit.

Operating income was $6.3 million for the first nine months of fiscal 2006 compared to a loss of $4.5 million for the first nine months of fiscal 2005. Carbon fiber operations reported a loss of $4.9 million for the first nine months of fiscal 2005 and a profit of $8.1 million for the first nine months of fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2006 related to the increase in production and sales over the first nine months of fiscal 2005 as the Company added new capacity at its Hungarian facility, increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers increased $1.3 million as sales increased 29% due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Specialty products reported an operating loss of $0.2 million for the first nine months of fiscal 2006 compared to income of $0.7 million for the first nine months of fiscal 2005 as the remaining operating divisions had to absorb general administrative cost that was not reduced when the Company discontinued some divisions within the specialty products segment. Corporate headquarters operating loss increased by $2.6 million to a loss of $4.9 million for the first nine months of fiscal 2006 due to staffing of management positions that have been filled to support the new demands of the growing sales and production volume and costs related to becoming compliant with the Sarbanes-Oxley Act's requirements. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million in respect of a contingent liability related to a lawsuit. The Company recorded $0.4 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the first nine months of fiscal 2006. The Company's consolidated operating income was benefited by the newly added capacity in Hungary of two carbon fiber lines, the Abilene facility production which continued to improve and price increases which took effect during the 2006 second quarter in January 2006.

Interest expense was approximately $2.0 million for the first nine months of fiscal 2006 compared to $3.2 million in the corresponding period of fiscal 2005. The decrease in interest resulted from reduction in debt levels from prior fiscal year and by the capitalization of interest cost of $1.2 million related to the expansion of the Company's carbon fiber lines (see "--Liquidity and Capital Resources"). Due to the Company's use of limited variable rate debt, the impact of the increase in interest rates from the prior year was immaterial.

Amortization of financing fees, which are non-cash expenses, was approximately $15.9 million for the first nine months of fiscal 2006 compared to $6.8 million for the first nine months of fiscal 2005. The increase in amortization resulted from the expensing of $6.8 million of a beneficial conversion feature related to a partial conversion in June 2006 of the September 2005 issuance and full conversion in May 2006 of the February 2005 issuance and the $3.3 million discount related to the issuance of 111,113 warrants to purchase the Company's shares at $0.01 per share (see "--Liquidity and Capital Resources").

Loss on value of warrants and conversion feature, which is a non-cash item, was $30.0 million for the first nine months of fiscal 2006 compared to $11.9 million for the first nine months of fiscal 2005 (see "--Liquidity--Financing"). The loss for the first nine months of fiscal 2006 was attributable to the increase in the market price of the Company's common stock from September 30, 2005.

Other income/expense, net, was an expense of $0.4 million for the first nine months of fiscal 2006 compared to expense of $1.7 million for the first nine months of fiscal 2005. The improvement was due to the foreign currency transactional loss during the first nine months of fiscal 2006 being less, which was due to the Hungarian Forint becoming less weak during the third quarter of 2006 compared to the Euro and Pound in which the Company buys most of its raw material.

Income tax expense was $0.7 million for the third quarter of fiscal 2006 compared to $0.4 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both periods of 2006 and 2005 due to uncertainties in the Company's ability to utilize net operating loss carryforwards in the future. The expenses for the periods related to local taxes for the Hungarian facility.

The foregoing resulted in loss from continuing operations of $42.7 million for the first nine months of fiscal 2006 compared to loss of $28.2 million for the first nine months of fiscal 2005. Similarly, the Company reported loss from continuing operations per share of $(1.98) basic and diluted basis for the first nine months of fiscal 2006 and loss from continuing operations per share of $(1.60) on a basic basis and $(1.63) on a diluted basis for the first nine months of fiscal 2005. The weighted average common shares outstanding were 21.5 million basic and diluted for the first nine months of fiscal 2006 and 17.7 million basic and 18.7 million diluted for the first nine months of fiscal 2005.

The loss from discontinued operations of $0.2 million for the first nine months of fiscal 2006 compared to a loss of $1.1 million for the first nine months of fiscal 2005. The significant decrease in sales was offset by a significant decrease in cost during the first nine months of fiscal 2006 as the Company liquidated its inventory balance of its acrylic fiber business and CMC division. The Company reported income from discontinued operations per share of $(0.01) on a basic and diluted basis for fiscal 2006 and a loss per share of $(0.06) on a basic and diluted basis for the first nine months of 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In September 2005, Zoltek entered into an agreement for a new convertible debenture financing package of up to $50.0 million in a private placement with a group of institutional investors. In order to match the cash needs to support the Company's planned expansion, the financing agreement provided for the funding to occur in four separate closings of $5.0 million, $15.0 million, $20.0 million and $10.0 million, respectively, which has been funded. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding of which $2.5 million has been funded. In connection with the amendment, the institutional investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The notes to be issued under the amended financing package will be convertible into Zoltek common stock at a conversion price of $25.51 per share. They mature 42 months from the closing date and bear interest at a fixed rate of 7.5% per annum for 18 months and thereafter at LIBOR plus 4% per annum. The Company will issue the investors five-year warrants to purchase an aggregate of up to 411,521 shares of common stock at an exercise price of $28.06 per share and up to 111,113 shares of common stock at an exercise price of $.01 per share.

In December 2005, the Company extended the expiration of its credit facility with a U.S. bank to January 1, 2007. The credit facility consists of a term loan of $0.3 million and a revolving credit loan with maximum available borrowings of $5.5 million of which $1.7 million and $5.5 million were available as of September 30, 2005 and June 30, 2006, respectively. The Company anticipates it will require the remaining proceeds of the $60.0 million financing package or other significant financing in fiscal 2006 to support its previously announced capacity expansion program. The Company believes this is sufficient to fund near-term liquidity needs but its capacity expansion plans for fiscal 2007 and beyond will require additional debt and equity financing.

Fiscal 2006 Financing Activity
------------------------------

During the nine months ended June 30, 2006, the investors converted $47.0 million principal amount of the convertible debt privately placed in the February 2003, October 2004, February 2005 and December 2005 into 4,681,970 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 and February 2005 issuances, which was valued at $55.1 million and offset by a reduction to equity of $10.2 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company reclassified the unamortized deferred financing cost of $1.2 million related to these issuances into additional paid-in capital. The February 2005 issuance also had a beneficial conversion feature, of which $6.8 million was unamortized at the time of conversion and was recorded as an expense into amortization of financing fees and debt discount.

The October 2004 and February 2005 issuances have been fully converted into the Company's common stock.

In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in six separate closings of $5.0 million, drawn down on September 30, 2005, $15.0 million drawn down in December 2005, $10.0 million drawn down in February 2006, $20.0 million drawn down in May 2006, $2.5 million drawn down in July 2006 and $7.5 million to be drawn at a future time. The borrowings incurred at each closing mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum, except for the May 2006 and subsequent borrowings which after 18 months are LIBOR plus 4% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, at a conversion price of $12.50 per share. The convertible debentures issued at the third closing are convertible into 765,110 shares, at a conversion price of $13.07 per share. The remaining $30.0 million notes will be convertible into Zoltek common stock at a conversion price of $25.51 per share. The Company issued the investors five-year warrants to purchase an aggregate of up to 411,521 shares of common stock at an exercise price of $28.06 per share. This financing is collateralized by the carbon fiber assets of the Company's Hungarian subsidiary. In connection with the April 2006 amendment, the institutional investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The Company also issued the investors up to 111,113 shares of common stock at an exercise price of $.01 per share. The fair value of the $0.01 per share warrants at the time of issuance was $3.3 million and was expensed in amortization of financing fees and debt discount during the third quarter of 2006.

In the first two closings, the debentures were issued with five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. As part of the amended financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50 per share, with the requirement that conversion take place within 30 days of the second closing. As part of the third closing, Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 267,789 shares of common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $5.7 million and will be accreted to the debt's face value over the life of the convertible debentures.

As part of the funding in May 2006 and in July 2006, Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 274,406 shares of common stock for the May 2006 funding and 31,183 shares for the July 2006 funding at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $17.7 million for the May 2006 issuance and $1.7 million for the July 2006 issuance and will be accreted to the debt's face value over the life of the convertible debentures.

Fiscal 2005 Financing Activity
------------------------------

During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in January and March 2004 into 2,230,011 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million, which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company reclassified the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.

In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a variable rate of six-month LIBOR plus 4%, which was 7.5% at March 2005, and converted into 1,000,000 shares of common stock at a conversion price of $20.00 per share. These notes were converted into common stock in May 2006. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. These warrants were exercised in May 2006. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company's statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.

In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward. These convertible debentures and warrants have been converted into and exercised for the Company's common stock.

Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                               FEBRUARY   JANUARY     MARCH     OCTOBER    FEBRUARY   SEPTEMBER    DECEMBER   FEBRUARY     MAY
                                 2003(1)   2004        2004       2004       2005       2005(1)      2005(1)    2006(1)   2006(1)
                                 ----      ----        ----       ----       ----       ----         ----       ----      ----

Amount of debenture (millions)  $8.1       $7.0       $5.75      $20.0      $20.0       $5.0        $15.0      $10.0       $20.0

Per share conversion price
 on debenture.................  $3.25      $5.40      $6.25      $12.00     $20.00      $12.50      $12.50     $13.07      $25.51
Interest rate.................  7.5%       6.0%       6.0%       7.0%       7.5%        7.5%        7.5%       7.5%        7.5%
Term of debenture.............  60 months  30 months  30 months  42 months  42 months   42 months   42 months  42 months   42 months
Warrants issued...............  405,000    323,995    230,000    500,000    457,142     140,000     420,000    267,789     274,406
Term of warrants..............  60 months  48 months  48 months  72 months  48 months   60 months   60 months  60 months   60 months
Per share exercise price of
  warrants....................  $5.00      $5.40      $7.50      $13.00     $17.50      $14.50      $14.50     $15.16      $28.06
Fair value per warrant at
  issuance....................  $0.93      $2.27      $5.43      $6.02      $10.47      $9.34       $5.92      $10.50      $26.03
Value per share conversion
  feature at issuance.........  $3.11      $1.78      $5.06      $4.31      $10.47      $9.91       $10.72     $10.20      $18.80
Stock price on date of
 agreement....................  $1.58      $5.40      $9.53      $9.60      $16.68      $13.15      $8.80      $13.99      $32.25

Stock volatility at issuance..  100%       50%        61%        75%        84%         205%        96%        99%         106%
Dividend yield................  0.0%       0.0%       0.0%       0.0%       0.0%        0.0%        0.0%       0.0%        0.0%
Risk-free interest rate at
 issuance.....................  3.0%       2.78%      2.44%      3.71%      3.46%       4.25%       4.28%      4.28%       4.88%

Converted.....................  Partial    Yes        Yes        Yes        Yes         Partial     No         No          No
Warrants exercised............  Partial    Yes        Yes        Yes        Yes         No          No         No          No

--------
(1) The warrants issued in connection with the February 2003, September 2005, December 2005, February 2006 and May 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features do not require derivative accounting. The September 2005, February 2006 and May 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

WARRANT AND CONVERSION FEATURES
-------------------------------

In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. Since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock." The gain or loss related to these securities is based on changes in the Company's stock price during the period. As the Company's stock price increases the value of the derivative security increases, therefore the Company would record a loss. As the Company's stock price decreases the value of the derivative security decreases, therefore the Company would record a gain. When the convertible security is converted, the underlying liability of derivative is removed from long-term debt and recorded as an increase to the Company's equity. As a result of the above-described amendment of the convertible debt financing package in April 2006 and the transactions contemplated thereby, the derivative accounting treatment described in this Note 2 was terminated in the quarter ended June 30, 2006. See table below for impact on the financial results for the quarterly and nine-month financial results ended June 30, 2006 and 2005 (amounts in thousands).

                                                            THREE MONTHS ENDED JUNE 30, 2006    NINE MONTHS ENDED JUNE 30, 2006
                                                            --------------------------------    -------------------------------
                                                                       CONVERSION                          CONVERSION
                                                            WARRANTS    FEATURES      TOTAL     WARRANTS    FEATURES    TOTAL
                                                            --------    --------      -----     --------    --------    -----
January 2004 issuance - mark to market ................     $   (568)   $      -    $   (568)   $ (1,679)  $      -   $ (1,679)
March 2004 issuance - mark to market ..................         (253)          -        (253)       (730)         -       (730)
October 2004 issuance - mark to market ................       (2,715)          -      (2,715)     (7,017)    (1,556)    (8,573)
February 2005 issuance - mark to market ...............       (3,975)     (5,108)     (9,083)     (6,820)   (12,259)   (19,079)
                                                            --------    --------    --------    --------   --------   --------
         Loss on value of warrants and
           conversion feature..........................     $ (7,511)   $ (5,108)   $(12,619)   $(16,246)  $(13,815)  $(30,061)
                                                            ========    ========    ========    ========   ========   ========

                                                            THREE MONTHS ENDED JUNE 30, 2005   NINE MONTHS ENDED JUNE 30, 2005
                                                            --------------------------------   -------------------------------
                                                                       CONVERSION                          CONVERSION
                                                            WARRANTS    FEATURES      TOTAL   WARRANTS      FEATURES    TOTAL
                                                            --------    --------      -----   --------      --------    -----
January 2004 issuance - mark to market .................    $    268    $      -    $    268    $   (764)  $   (8,164) $ (8,928)
March 2004 issuance - mark to market ...................         117           -         117        (610)      (5,684)   (6,294)
October 2004 issuance - mark to market .................         307       2,136       2,443      (1,085)      (2,286)   (3,371)
February 2005 issuance - mark to market ................         257       1,417       1,674       1,894        4,775     6,669
                                                            --------    --------    --------    --------   ----------  --------
         Gain (loss) on value of warrants and
           conversion feature...........................    $    949    $  3,553    $  4,502    $   (565)  $  (11,359) $(11,924)
                                                            ========    ========    ========    ========   ==========  ========

AMORTIZATION OF FINANCING FEES AND DEBT DISCOUNT
------------------------------------------------

At the time of issuance of convertible debt securities with warrants, the Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount is recorded as a reduction in the carrying value of the convertible debt security that is accreted to its face value over the life of the convertible security and expensed into the Company's income statement. If the convertible security is converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants is recorded as a reduction to additional paid-in capital at the time of conversion.

As part of the April 2006 amendment to the September 2005 convertible debt issuance, the Company issued the investors five-year warrants to purchase 111,113 shares of common stock at an exercise price of $.01 per share as an inducement to the holders to convert the February 2005 issuance. The fair value of the warrants issued of $3.3 million was expensed during the quarter ended June 30, 2006 and is included in amortization of financing fees and debt discount in the statement of operations.

The February 2005, February 2006 and May 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the Company's market price of common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company's income statement. If the convertible security is converted prior to the redemption date, the unamortized balance is recorded in expense at the time of conversion. During the third quarter of fiscal 2006, the February 2005 issuance, which had a beneficial conversion feature, was converted and the Company recorded an expense $5.0 million for the unamortized portion on the beneficial conversion feature which is included in amortization of financing fees and debt discount in the statement of operations.

See the table below for impact of amortization of financing fees and debt discount on the financial results for the quarter and nine months ended June 30, 2006 and 2005 (amounts in thousands).

                                                           THREE MONTHS ENDED JUNE 30, 2006   NINE MONTHS ENDED JUNE 30, 2006
                                                            -------------------------------   -------------------------------
                                                                       CONVERSION                        CONVERSION
                                                            WARRANTS    FEATURES      TOTAL   WARRANTS    FEATURES      TOTAL
                                                            --------    --------      -----   --------    --------      -----

October 2004 issuance..................................    $       -   $       -    $      -   $    653   $     -      $   653
February 2005 issuance.................................          113       7,072       7,185        901     8,464        9,365
September 2005 issuance................................          100           -         100        879         -          879
December 2005 issuance.................................          178           -         178        414         -          414
February 2006 issuance.................................          201         207         408        335       345          680
May 2006 issuance......................................          255         377         632        255       377          632
May 2006 issuance......................................        3,300           -       3,300      3,300         -        3,300
                                                           ---------   ---------    --------   --------   -------      -------
                                                           $   4,147   $   7,656      11,803   $  6,737   $ 9,186       15,923
                                                           =========   =========               ========   =======
     Capitalized cost related to construction in
       process.........................................                                 (666)                             (666)
     Deferred financing costs..........................                                  195                               634
                                                                                    --------                           -------
         Total.........................................                             $ 11,332                           $15,891
                                                                                    ========                           =======

                                                           THREE MONTHS ENDED JUNE 30, 2005   NINE MONTHS ENDED JUNE 30, 2005
                                                           --------------------------------   -------------------------------
                                                                       CONVERSION                        CONVERSION
                                                            WARRANTS    FEATURES      TOTAL   WARRANTS    FEATURES      TOTAL
                                                            --------    --------      -----   --------    --------      -----
January 2004 issuance..................................    $       -   $       -    $      -   $    458   $     -      $   458
March 2004 issuance....................................            -           -           -        863         -          863
October 2004 issuance..................................          728           -         728      2,147         -        2,147
February 2005 issuance.................................          338         752       1,090        513     1,140        1,653
                                                           ---------   ---------    --------   --------   -------      -------
                                                           $   1,066   $     752       1,818   $  3,981   $ 1,140        5,121
                                                           =========   =========               ========   =======
     Deferred financing cost...........................                                  200                             1,333
                                                                                    --------                           -------
         Total.........................................                             $  2,018                           $ 6,454
                                                                                    ========                           =======

The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

                                                                      JUNE 30, 2006                   SEPTEMBER 30, 2005
                                                            -------------------------------    -------------------------------
                                                                       CONVERSION                         CONVERSION
                                                            WARRANTS    FEATURES      TOTAL    WARRANTS    FEATURES      TOTAL
                                                            --------    --------      -----    --------    --------      -----
October 2004 issuance..................................    $       -   $       -    $      -   $  7,316   $      -     $  7,316
February 2005 issuance.................................            -           -           -      3,879      8,634       12,513
September 2005 issuance................................        1,104           -       1,104      2,337          -        2,337
December 2005 issuance.................................        2,071           -       2,071          -          -            -
February 2006 issuance.................................        2,479       2,550       5,029          -          -            -
May 2006 issuance......................................        6,891      10,166      17,057          -          -            -
                                                           ---------   ---------    --------   --------   --------     --------
                                                           $  12,545   $  12,716      25,261   $ 13,532   $  8,634       22,166
                                                           =========   =========               ========   ========
     Debt acquisition cost and financing fees..........                                2,033                              2,315
                                                                                    --------                           --------
         Total.........................................                             $ 27,294                           $ 24,481
                                                                                    ========                           ========

Earnings Per Share
------------------

The following is the diluted impact of the convertible debt and warrants on loss per share:

                                                                                                      THREE MONTHS ENDED
                                                                                                        JUNE 30, 2005
                                                                                                        -------------
         Numerators:
         Loss from continuing operations...............................................................   $  (1,235)
         Impact of convertible debt and warrants:
                  Add: interest expense................................................................         725
                  Add: amortization of financing fees and debt discount................................         455
                  Less: gain on value of conversion feature and warrants...............................      (2,521)
                                                                                                          ---------
         Loss from continuing operations...............................................................      (2,576)
         Loss from discontinued operations.............................................................        (233)
                                                                                                          ---------
         Net loss .....................................................................................   $  (2,809)
                                                                                                          =========

         Denominators:
         Average shares outstanding - basic............................................................      18,888
         Impact of convertible debt, warrants and stock options........................................       1,922
                                                                                                          ---------
         Average shares outstanding - diluted..........................................................      20,810
                                                                                                          =========

         Earnings (loss) per share - basic:
                  Continuing operations................................................................   $   (0.07)
                  Discontinued operations..............................................................       (0.01)
                                                                                                          ---------
         Basic earnings per share......................................................................   $   (0.08)
                                                                                                          =========

         Loss per share - diluted:
                  Continuing operations................................................................   $   (0.13)
                  Discontinued operations..............................................................       (0.01)
                                                                                                          ---------
         Diluted loss per share........................................................................   $   (0.14)
                                                                                                          =========

                                                                                                      NINE MONTHS ENDED
                                                                                                        JUNE 30, 2005
                                                                                                        -------------
         Numerators:
         Loss from continuing operations...............................................................   $ (28,196)
         Impact of convertible debt and warrants:
                  Add: interest expense................................................................         562
                  Add: amortization of financing fees and debt discount................................       1,840
                  Less: gain on value of conversion feature and warrants...............................      (4,775)
                                                                                                          ---------
         Loss from continuing operations...............................................................     (30,569)
         Loss from discontinued operations.............................................................      (1,090)
                                                                                                          ---------
         Net loss .....................................................................................   $ (31,659)
                                                                                                          =========

         Denominators:
         Average shares outstanding - basic............................................................      17,701
         Impact of convertible debt, warrants and stock options........................................       1,000
                                                                                                          ---------
         Average shares outstanding - diluted..........................................................      18,701
                                                                                                          =========

         Loss per share - basic:
                  Continuing operations................................................................   $   (1.60)
                  Discontinued operations..............................................................       (0.06)
                                                                                                          ---------
         Basic loss per share..........................................................................   $   (1.66)
                                                                                                          =========

         Loss per share - diluted:
                  Continuing operations................................................................   $   (1.63)
                  Discontinued operations..............................................................       (0.06)
                                                                                                          ---------
         Diluted loss per share........................................................................   $   (1.69)
                                                                                                          =========

In accordance with SFAS No. 128, "Earnings per Share," the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain, interest expense, amortization of debt discount and amortization of deferred financing cost on the Company's convertible debentures and warrants, which have a dilutive impact for the three and nine months ended June 30, 2005. Diluted loss per share is not presented for the three and nine months ended June 30, 2006 because the impact of these potential additional shares is anti-dilutive. The Company does have outstanding warrants and convertible debt at June 30, 2006 and 2005 which are not included in the determination of diluted loss per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.9 million and 4.2 million shares for the three and nine months ended

June 30, 2006, respectively, would have been included in the Company's diluted loss per share calculation. The additional shares relate to issuance of debt convertible into 3.7 million shares and warrants exercisable for 1.6 million shares, of which 0.6 million shares and 0.1 million shares would be dilutive using the treasury stock method and stock options exercisable for
0.6 million shares, of which 0.4 million shares and 0.3 million shares would be dilutive using the treasury stock method for the three and nine months ended June 30, 2006, respectively.

Credit Facilities
-----------------

US Operations - The Company's current credit facility with its U.S. Bank consists of a revolving line of credit and term loan of $5.5 million, which matures January 1, 2007. No financial covenants apply to the credit facility from the U.S. bank. The availability of the revolving line of credit and term loan was $5.5 million at June 30, 2006. The Company has issued $6.6 million in letters of credit that are collateralized by the cash and cash equivalents in an equal amount and are therefore restricted.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $3.2 million at June 30, 2006. The credit facility is a term loan with interest payments over the next three years and repayment of principal at the maturity date on December 31, 2007.

The Company's convertible debt issuances (see Note 2) have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at June 30, 2006.

The Hungarian Government has pledged a grant of 2.9 billion HUF (approximately $14.5 million) to Zoltek's Hungarian subsidiary for use in modernizing its facility, establishing a research and development center there, and supporting a rapid buildup of manufacturing capacity for both acrylic fiber precursor raw material and carbon fiber. As of June 30, 2006, no amount has been funded under this program.

Cash Used In Continuing Operating Activities
--------------------------------------------

Operating activities provided $3.9 million of cash in the first nine months of fiscal 2006 compared to cash used of $10.6 million in fiscal 2005. The improvement was the result of a $10.8 million increase in operating income as sales and margins continue to increase. Receivables increased, as the Company's sales grew significantly during fiscal 2006. Inventory decreased due to sales of chopped and milled fiber. Prepaid and other assets increased as the Company's VAT receivable increased due to increases in expansion activities at its Hungarian facility. Accounts payable increased due to timing of payments to vendors working on the expansion project in Hungary. The Company anticipates improving future cash flows from operations as it gains operating efficiency at the Abilene and Hungarian manufacturing facilities.

Cash Used In Discontinued Operating Activities
----------------------------------------------

Net cash used in discontinued operating activities was $0.1 million for the first nine months of fiscal 2006. The cash flow used by discontinued operating activities during the nine months was primarily related to the net loss of $0.2 million.

Cash Used In Investing Activities
---------------------------------

Net cash used in investing activities for the nine months ended June 30, 2006 was $35.5 million which consisted of capital expenditures and an increase in restricted cash of $6.6 million for letters of credit. These expenditures related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

Net cash used in investing activities for the nine months ended June 30, 2005 was $9.1 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility.

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

Cash Provided By Financing Activities
-------------------------------------

Net cash provided by financing activities was $51.0 million and $19.2 million for the nine months ended June 30, 2006 and 2005, respectively. The various financing transactions for the third quarters of 2006 and 2005 are described above.

Future Contractual Obligations
------------------------------

A summary of significant contractual obligations is shown below. See Notes 2 and 3 to the consolidated financial statements for discussion of the Company's debt agreements. The Company's financial commitments as of June 30, 2006 included the following:

                                                                                          LESS THAN
                                                                           TOTAL            1 YEAR         1-3 YEARS
                                                                         ----------       ----------       ----------
         Convertible debentures........................................  $   50,850       $    2,850       $   48,000
         Long-term debt, including current maturities..................       6,441            1,388            5,053
                                                                         ----------       ----------       ----------
                  Total debt...........................................      57,291            4,238           53,053
         Operating leases..............................................         232               58              174
                                                                         ----------       ----------       ----------
                  Total debt and operating leases......................      57,523            4,296           53,227
         Contractual interest payments.................................      11,740            4,110            7,630
         Accrued litigation cost.......................................       1,768            1,768                -
         Purchase obligations..........................................       2,348            2,348                -
                                                                         ----------       ----------       ----------
                  Total contractual obligations........................  $   73,379       $   12,522       $   60,857
                                                                         ==========       ==========       ==========

The future contractual obligations and debt could be reduced by up to $61.9 million in exchange for up to 4.0 million shares of common stock if all the convertible debt was converted.

                                                                         CONVERSION                  LESS THAN
                                                                            PRICE         TOTAL       1 YEAR      1-3 YEARS
                                                                         ----------    ----------    ---------    ---------
         Total contractual obligation.................................                 $   73,379    $  12,522    $  60,857
         February 2003 issuance.......................................  $     3.25         (2,850)      (2,850)           -
         September 2005 issuance......................................       12.50         (3,000)           -       (3,000)
         December 2005 issuance.......................................       12.50        (15,000)           -      (15,000)
         February 2006 issuance.......................................       13.07        (10,000)           -      (10,000)
         May 2006 issuance............................................       25.51        (20,000)           -      (20,000)
         Interest payments............................................                    (11,025)      (3,750)      (7,275)
                                                                                       ----------    ---------    ---------
              Total contractual obligations assuming
               conversion.............................................                 $   11,504    $   5,922    $   5,582
                                                                                       ==========    =========    =========

As of July 31, 2006, the last reported sale price of the Company's common stock was $23.08 per share.

In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.1 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter. In July 2006, the Company was successful in its appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and an order to issue warrants to purchase 122,888 shares of the Company's common stock at various prices. To date the Company has not made payments of any portion of this obligation, although it posted an appeal bond in the amount of $6.6 million. During the second quarter of 2006, the Company accrued $0.5 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. Management currently believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations. The Company is vigorously defending this matter and has filed counterclaims and an appeal.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position on FAS 123-R addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition until it becomes probable that the event will occur. The Company currently does not have any options that meet this treatment.

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

On July 13, 2006, FASB released its final interpretation on uncertain tax positions, FIN 48, "Account for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2006, for both public and non-public companies. The Company believes this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

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

Based on the Company's evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management's assessment of internal controls as of September 30, 2005, its Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, its disclosure controls and procedures were ineffective.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company's assessment of its internal control over financial reporting described above, it has identified the following control deficiencies, which represent material weaknesses in the Company's internal control over financial reporting as of September 30, 2005 and June 30, 2006.

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

Because of the material weaknesses described above which were identified during management's assessment process as of September 30, 2005, the Company has concluded that it did not maintain effective internal control over financial reporting as of June 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Zoltek made no changes in its internal control over financial reporting that occurred in the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT'S REMEDIATION INITIATIVES AND INTERIM MEASURES

As discussed above, management has identified certain material weaknesses that exist in the Company's internal control over financial reporting and management is taking steps to strengthen its internal control over financial reporting. Zoltek is actively engaged in the implementation of remediation efforts to address the material weaknesses in Zoltek's internal control over financial reporting as of June 30, 2006. These remediation efforts, as outlined below, are designed to address the material weaknesses identified by Zoltek management and to enhance the overall control environment.

The Company recognizes the importance of having staff with the competencies required for the accurate interpretation and application of GAAP for having effective internal control over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information. Consequently management has initiated the following remediation programs to address the identified material weaknesses:

1) Effective May 1, 2006 and June 5, 2006, the Company hired an Accounting Manager and an Internal Control Compliance Director, respectively. These hirings are in response to prior period control deficiencies previously determined by management to be material weaknesses as of September 30, 2005. In addition, the Company continues to search for key employees with the commensurate knowledge, experience and training necessary to meet the Company's requirements regarding accounting, financial reporting and information technology. Specifically, the Company's plans to add experienced and knowledgeable staff in key support areas, including human resources, finance and accounting and information technology.

     Further, the Company is in the process of developing processes and controls related to information technology infrastructure within the areas of systems development, software change management, computer operations and security. The Company believes the addition of resources and documented processes and controls in the information technology environment will improve the control consciousness within the information technology environment.

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

Item 1A.          Risk Factors

                                    The following risk factor updates
                  various disclosures made in the corresponding risk factor included in our Annual Report on Form 10-K for the year ended September 30, 2005:

                  ONGOING LITIGATION IN WHICH WE ARE INVOLVED COULD RESULT IN OUR HAVING TO PAY SUBSTANTIAL DAMAGES.

                                    We are party to various legal actions as
                  either plaintiff or defendant. We are party to an action filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the former owners of Hardcore Composites Operations LLC against each of Hardcore and us alleging breach by Hardcore and us of our respective obligations under a sublease, guaranty and settlement agreement entered into in connection with the former owner's sale of Hardcore. In October 2004, the Court ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. We have recorded an accrual of $1.1 million in respect of the possible liability in this matter. We are vigorously defending this motion and have filed counterclaims and an appeal. In July 2006, we were successful in our appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Additionally, as previously disclosed, we were named a defendant in a civil action filed by a former investment banker that was retained by us to obtain equity investors, alleging that we breached our obligations under the agreement signed by the parties. The investment banker alleges that it is owed commission from the equity investment we obtained from a different source. We have asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for us, and therefore, we terminated the agreement prior to obtaining new financing. A decision granting summary judgment against us was entered in April 2005 and a trial on damages took place in December 2005. In May 2006, a judgment in the amount of $4.1 million was entered in favor of the investment banker and additionally ordering us to issue warrants to purchase 122,888 shares of our common stock. To date, we have not made payments of any portion of this obligation, although we posted an appeal bond in the amount of $6.6 million. In the second quarter of fiscal 2006, we accrued a charge $0.5 million in respect of the possible liability in this matter, which we believe reasonably reflects our ultimate liability related to this lawsuit. We are vigorously defending this matter, and have filed counterclaims and an appeal. The ultimate outcome of these actions and other pending litigation and the estimates of the potential future impact on our operating results, financial condition and cash flows for these proceedings could have a material adverse effect on our business. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                                    In September 2005, Zoltek entered into
                  an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in six separate closings of $5.0 million, drawn down on September 30, 2005, $15.0 million drawn down in December 2005, $10.0 million drawn down in February 2006, $20.0 million drawn down in May 2006, $2.5 million drawn down in July 2006 and $7.5 million to be drawn at a future time. The borrowings incurred at each closing mature 42 months from that closing and bear interest at a fixed rate of 7.5% per annum, except for the May 2006 and subsequent borrowings which after 18 months are LIBOR plus 4% per annum. The convertible debentures issued at the first and second closings are convertible into Zoltek common stock of 400,000 and 1,200,000 shares, respectively, at a conversion price of $12.50 per share. The convertible debentures issued at the third closing are convertible into 756,110 shares, at a conversion price of $13.07 per share. The remaining $30.0 million notes will be convertible into Zoltek common stock at a conversion price of $25.51 per share. The Company issued the investors five-year warrants to purchase an aggregate of up to 411,521 shares of common stock at an exercise price of $28.06 per share. This financing is collateralized by the carbon fiber assets of the Company's Hungarian subsidiary. In connection with the April 2006 amendment, the institutional investors converted the $20.0 million convertible notes previously issued in February
                  2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The Company also issued the investors up to 111,113 shares of common stock at an exercise price of $.01 per share. The fair value of the $0.01 per share warrants at the time of issuance was $3.3 million and was expensed in amortization of financing fees and debt discount during the third quarter of 2006.

                                    In the first two closings, the
                  debentures were issued with five-year warrants that give holders the right to purchase up to a total of 560,000 shares of Zoltek common stock at an exercise price of $14.50 per share. As part of the amended financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50 per share, with the requirement that conversion take place within 30 days of the second closing. As part of the third closing, Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 267,789 shares of common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $5.7 million and will be accreted to the debt's face value over the life of the convertible debentures.

                                    As part of the funding in May 2006 and
                  in July 2006, Zoltek also issued to the investors five-year warrants to purchase an aggregate of up to 274,406 shares of common stock for the May 2006 funding and 31,183 shares for the July 2006 funding at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $17.7 million for the May 2006 issuance and $1.7 million for the July 2006 issuance and will be accreted to the debt's face value over the life of the convertible debentures.

                                    The Company issued the foregoing
                  securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act relating to sales by an issuer not involving a public offering.

Item 5.           Other Matters

                                    On August 3, 2006, the Compensation
                  Committee of the Board of Directors of the Company increased the base salary of Zsolt Rumy, Chairman and Chief Executive Officer of the Company, from $225,000 to $500,000 per year, effective August 1, 2006.

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

                                                      Zoltek Companies, Inc.
                                                         (Registrant)

Date:  August 9, 2006                         By:      /s/ KEVIN SCHOTT
       --------------                            ------------------------------
                                                         Kevin Schott
                                                    Chief Financial Officer