Form 10-K
period 2006-09-30
ZOLTEK COMPANIES INC
filed 2006-12-27
CIK 890923

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006     Commission File Number 0-20600

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
                                                   ---     ---
                                      1

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer    Accelerated Filer X    Non-Accelerated Filer   .
                       ---                  ---                        ---

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2006: approximately $367,500,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of December 27, 2006: 26,970,642 shares of Common Stock, par value $.01 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference into the indicated Part of this Report:

           Document                               Part of Form 10-K
           --------                               -----------------
Proxy Statement for the 2007
  Annual Meeting of Shareholders                         III

                             ZOLTEK CORPORATION
                                    INDEX


                                   PART I.

Item 1.    Business
Item 1A.   Risk Factors
Item 1B.   Unresolved Staff Comments
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                   PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.   Controls and Procedures
Item 9B.   Other Information

                                   PART III.

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accountant Fees and Services

                                   PART IV.

Item 15.   Exhibits, Financial Statement Schedules
Signatures
Exhibit Index
-------------------------------------------------------------------------------

                                   PART I

ITEM 1.  BUSINESS
------   --------

         This Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward Looking Statements."

OVERVIEW

         Zoltek Companies, Inc. (the "Company" or "Zoltek") is an applied technology and advanced materials company. The Company's primary focus and mission are to lead the commercialization of carbon fibers as a price-competitive high performance reinforcement for composites used as the primary building material in everyday commercial products. In addition, the Company manufactures and markets an intermediate product, stabilized and oxidized acrylic fiber, which is used in flame and heat resistant applications.

         Zoltek believes that its business strategy has positioned it as the leader in developing commercial markets for carbon fibers and carbon fiber reinforced composites for a diverse range of applications based upon carbon fibers' distinctive combination of physical and chemical properties, principally high-strength, high-stiffness, low-weight and corrosion and fatigue resistance. Zoltek's strategy and business model for commercialization of carbon fibers consist of offering low, but sustainable pricing, achieving low production costs, maintaining rapidly scalable capacity and offering various value-added product and process enhancements. The Company sells its carbon fibers under the PANEX(R) trade name and its oxidized acrylic fiber under the PYRON(R) trade name.

         During 2006, the Company completed its transformation from primarily a development business to an operational business and continued its expansion plans that were first announced in fiscal 2005. Also during 2006, the demand for commercial carbon fibers continued to increase significantly and the divergence of the aerospace and commercial markets continued to evolve. The Company believes that this divergence will persist over a long period and validates Zoltek's commercialization strategy. The Company has received significant supply contracts and orders from customers to utilize its carbon fibers in wind energy and other applications.

         In view of the substantial increases in demand for carbon fibers, supported by several long-term supply relationships, the Company continued to execute the capacity expansion program originally announced in fiscal 2005 in a four-phase plan. The first phase was the re-start of production of the five installed continuous carbonization lines at its Abilene, Texas plant and expansion of precursor production at its Hungarian plant. This phase was completed in fiscal 2005 at a cost of approximately $5.0 million. The second phase was the addition of two continuous carbonization lines in Hungary during the first quarter of 2006 at a cost of approximately $13.0 million, most of which was incurred in fiscal 2005. The third phase added four continuous carbonization lines and expanded precursor production at the Hungarian facility in the fourth quarter of 2006 at a cost of approximately $26.0 million.

         In the fourth phase, the Company added a new building to house eight more carbon fiber lines. The Company plans to add four continuous carbonization lines and two oxidized acrylic fiber lines and expand precursor production at its facility in Hungary to meet the demand for the additional lines during the second and third quarters of fiscal 2007 at a cost of approximately $45.0 million.

         Also subject to obtaining the necessary financing, during the fourth quarter of fiscal 2007 Zoltek plans to add an additional four larger capacity lines with an aggregate rated capacity of five million pounds per year, with the remaining five million pound rated capacity expansion completed by December 31, 2007. In addition to the new carbon fiber lines the Company will need to continue to increase its precursor capacity. The plans are to make a significant increase in the base infrastructure of the precursor plant and add spinning lines incrementally as additional carbon fiber lines are added.

         In November 2006, a judgment was rendered against the Company for approximately $36.0 million. In order to appeal the verdict, the Company will be required to post an appeal bond of approximately $40.0 million or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. While the Company has secured the funding for the bond, it has used certain funding sources which were expected to be utilized to fund the Company's carbon fiber expansion program. Accordingly, the Company may be required to seek alternative sources of funding for its expansion program and such funding may be at a cost or in an amount that may limit the Company's ability to meet the capacity expansion program described above.

         The $60.0 million convertible debt financing package entered into in September 2005 and amended in May 2006, which has been fully funded, provided a substantial portion of the capital resources for the capacity increase in fiscal 2006 and the planned capacity increase in the first half of fiscal 2007. The Company will seek to raise capital to finance the fiscal 2007 expansion of an additional 10 million pounds of annual production or possibly more capacity if demand continues to grow.

         The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $14.1 million) to Zoltek's Hungarian subsidiary that will partially provide the capital resources for use in modernizing its facility, establishing a research and development center, and supporting buildup of manufacturing capacity of carbon fibers. As of December 27, 2006, the initial request for reimbursement of approximately $4 million was made, but to date no proceeds have been received under this program. The Company will present bank guarantee statements amounting to 120% of the amount of the grant as it will be received, approximately a total of 3.4 billion HUF when the grant is fully funded. To be entitled the full subsidy, during the period between October 2008 and September 2013, the Company must achieve excess export revenues amounting to an average annual sum of HUF 21,698.6 million (approximately $105.5 million), must employ an average annual number of staff of 1,200 employees and must utilize regional suppliers for at least 45% of purchases.

         During 2006, the Company began to capitalize on the increasing demand for carbon fiber with the expansion and activation of new carbon fiber lines at is Hungarian facility and improved efficiency of the Abilene facility. During fiscal 2006, the Company increased sales by 67%. The Company also reported operating loss from continuing operations of $15.7 million for its 2006 fiscal year, which included $22.8 million of litigation charges arising out of a lawsuit that the Company is contesting. This compared to an operating loss of $7.6 million in the 2005 fiscal year.

         Historically, the most significant application for the Company had been for aircraft brakes that incorporate the Company's technical fibers as base materials for the carbon/carbon composite brake systems used in most newly designed aircraft. However, the carbon fiber commercialization strategy is built around carbon fiber reinforcement for composites used in commercial applications. During 2006, the wind energy emerged as the breakthrough application validating the Company's strategy. This application surpassed the aircraft brakes as the Company's leading application. Other applications, such as infrastructure, oil and gas and other commercial composite reinforcement have emerged with far greater near-term potential as demand has outstripped available supply in the market.

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

         The Company is a Missouri corporation founded in 1975. Zoltek entered the carbon fibers business in fiscal 1989 and divested its original industrial equipment business in fiscal 1995. After entering the carbon fibers business, the Company significantly grew the aircraft brake business and developed the commercialization strategy it is now pursuing. In 1992, the Company completed its initial public offering. The Company acquired its Hungarian subsidiary in 1996 to secure access to the technology underlying the production of acrylic "precursor," the principal raw material used in making carbon fibers and oxidized tow. Since that time, the Company has added carbon fiber and technical fiber manufacturing capacity in Hungary and converted all of its legacy textile acrylic production to the manufacture of precursor. During fiscal 2004, the Company undertook a plan to exit the historical textile and other non-core businesses in Hungary.

         During the fourth quarter of fiscal 2004, the Company discontinued nylon fiber operations and its acrylic textile business. During the fourth quarter of fiscal 2005, the Company discontinued the CMC operation. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactures thermoplastic components. These operations were acquired with the acrylic fiber assets and were never part of the long-term strategy of the Company. The results from operations of these two divisions have been reclassified to discontinued operations.

COMPANY OPERATIONS

         The Company manufactures, markets and develops carbon fibers for various applications. The Company has three carbon fiber and technical fiber manufacturing plants. The plant in Hungary is the Company's major carbon fiber manufacturing facility with eight continuous carbonization lines and produces intermediate oxidized fibers, carbon fiber textile products and acrylic precursor. The Abilene, Texas facility has five installed continuous carbonization lines and auxiliary processing capabilities. Zoltek's St. Charles, Missouri facility is primarily dedicated to production of technical fibers for aircraft brake and other friction applications, but also houses a continuous carbonization line. As each carbon fiber production line has a rated annual production capacity of approximately one million pounds and each technical fiber production line has a rated annual production capacity of approximately two million pounds, however, the operational capacity of these lines is less due to production scheduling and maintenance factors. Management expects that as the Company's production scale increases, operational capacity will trend further toward rated capacity during 2007.

         Acrylic fiber precursor comprises more than 50% of the total cost of producing carbon fibers. During 1999, the Company initiated the conversion of the textile Mavilon (acrylic) production line at its Hungarian facility to the production of precursor. During 2000, the Company began to manufacture demonstration quantities of precursor and currently all of the Company's carbon fibers are produced from this precursor. During 2004 and 2005, the Company converted all of its acrylic fiber capacity to precursor manufacturing and anticipates that this technology will be transferable to other potential suppliers to assure sufficient cost-competitive supply of raw material to support the Company's long-term carbon fiber growth strategy.

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

         The Company's longer-term focus is creating integrated solutions for large potential end users by working directly with users in the primary market sectors targeted by the Company. The Company also provides composite design and engineering for development of applications for carbon fiber reinforced composites. The Company reported research and development expenses of $4.9 million, $3.3 million and $3.1 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

         For several years prior to fiscal 2004, as addition of new capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices into specialty sporting goods and industrial applications. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. The strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable and affordable material for a wide range of products such as blades on windmills, reinforced service umbilical system for sub-sea natural gas production and golf club shafts. Until Zoltek introduced its strategy to commercialize carbon fibers, there was no significant differentiation in sources of supply to the aerospace and commercial markets.

         During 2006, the Airbus A-380 and Boeing 787 airplane entered production phase, utilizing carbon fibers for 50-60% of their structural components, requiring substantial amounts of carbon fibers. The demand for carbon fibers for these two programs has eliminated the excess capacity in aerospace fibers and triggered the divergence of the aerospace and commercial markets for carbon fibers. Zoltek believes this development has validated its commercialization strategy and it is well positioned to capitalize on the changes in market conditions with its ability to add capacity quicker than its competitors with favorable quality and properties of its PANEX(R)-35 fibers compared to other commercial carbon fibers and aerospace fibers, and its established internal source of precursor and low manufacturing costs.

         Extensive commercially viable applications are only possible at carbon fiber prices lower than those historically prevailing for aerospace applications. To support the long-term growth in commercial carbon fiber markets, the Company believes it is most important to maintain attractive and predictable pricing and bring capacity on line fast enough to support application development.

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

BUSINESS STRATEGY

         Zoltek's business strategy and its relevance to current market conditions can be summarized as follows:

         o Continue Reducing Production Costs -- Zoltek believes its proprietary process and equipment design technology enable it to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications that are not economically viable for higher cost competitors. Zoltek seeks to reduce its total production costs through various means, including enhancement of its acrylic fiber precursor manufacturing capability and upgrades to its carbon fiber production equipment and process designed to achieve increased efficiencies.

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

                  Although from time to time in the past, certain aerospace producers have sold carbon fibers for commercial applications at prices below their production costs, their current production is now allocated to large aerospace programs and the Company does not expect they will compete in the commercial markets for the foreseeable future.

         o Leverage Capacity Leadership -- The Company believes that its decision to build and maintain significant available capacity has directly resulted in long-term supply arrangements with high volume customers. The Company pursued an aggressive capacity expansion program and believes it currently has the largest rated capacity for commercial carbon fibers production in the world. Zoltek has developed, and is continually seeking to improve, a standardized continuous carbonization line design in order to increase efficiency and shorten lead-time from the decision to add lines to the time when the lines become operational. The ability to increase capacity at a level that matches the growth of the commercial markets is essential to encourage development of large volume applications. The Company believes it is uniquely positioned to expand capacity rapidly to keep pace with commercial market demand.

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

TARGETED DEVELOPING APPLICATIONS

         After a review of Zoltek's strategy in 2002, the Company decided to concentrate on certain categories that are the primary application categories believed to offer the highest potential for substantial sales over coming years. These application categories are as follows:

         o Wind energy is one of the fastest growing industries globally. The desire by consumers and government support for renewable energy has been growing in the past decade. Of all the current technologies, wind generated electricity is the most competitive and technically viable renewable energy source. The wind turbine's ability to generate electricity is increased by the square of its blade length. With 55-60 meter (approximately 175-200 feet) long blades, a wind turbine can generate 3 MW or higher of electricity at costs competitive with fossil fuels. All the major wind turbine manufacturers have introduced or announced plans to introduce such large turbines. The length of these blades requires the use of carbon fibers. The Company's PANEX(R)-35 fibers have become the standard for this application.

             In fiscal 2004 and 2005, the Company announced long-term supply arrangements with the two largest manufacturers of wind turbines. The Company expects that these supply arrangements will generate over $250 million of sales in the next three fiscal years.

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

             One example is the recent development of a carbon fiber reinforced service umbilical system for sub-sea natural gas production by a Norwegian oil and gas company. As sub-sea developments have moved to ever deeper waters, the effect that this harsh environment on the umbilical systems that link the architecture on the seafloor back to the host platform has emerged as a critical issue. Over the years, the water depths and environment surpassed the limits of existing umbilical technology in steel; steel becomes ineffective as a load-carrying element due to its elongation. As a result, this elongation transfers tensile loads into the umbilical conductors.

             The Norwegian customer developed a solution by replacing steel rods with carbon fiber rods, which effectively solves the problem. They, along with five independent operators, aim to develop a multitude of natural gas fields in upwards of 9,000 feet of water all tied back to a central floating production facility moored in a world-record 8,400 feet of water. The carbon fiber umbilical is entirely enabling this project. The Norwegian customer has selected Zoltek's PANEX(R)-35 as the material of choice for the commercial umbilical cords now being deployed in the Gulf Coast of the United States for this project.

             Other applications Zoltek is selling fiber into or working on include carbon fiber buoyancy devices, tethering systems, production riser systems and high temperature piping systems. The amount of development activity around carbon fiber composites at the major oil companies and their suppliers has increased dramatically with the long-term increase in oil prices.

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

SIGNIFICANT CUSTOMERS
---------------------

         In the fiscal years ended September 30, 2006, 2005 and 2004 the Company reported sales of $19.0 million, $9.0 million and $0.4 million, respectively, to a wind turbine manufacturer, which was the only customer that represented greater than 10% of the Company's total consolidated revenues during fiscal 2006.

2007 OUTLOOK

         In addition to the expansion in demand for Zoltek's PANEX(R) carbon fibers, the demand for its intermediate PYRON(R) fibers also has increased significantly. In fiscal 2006, the Company captured additional market share in the aircraft brake business and flame and heat resistant applications have also increased steadily. The Company anticipates that PYRON(R) expansion will generate significant improvement in its financial performance in fiscal 2007.

         Early in fiscal 2007, Zoltek will focus the continued expansion of its carbon fiber lines and enhancement of its current production operations. The Company has taken steps to improve its management and staffing in its Abilene facility and believe that during fiscal 2007 the plant will begin operating at desired production levels. In addition, the Company has been adding and will continue to add new production lines in Hungary during fiscal 2007.

         Accordingly, subject to obtaining the necessary financing for proposed capacity additions, the Company expects that by the end of the second quarter of fiscal 2007, its installed carbon fiber capacity will have a rated capacity of 20 million pounds annually. Additionally, the Company will increase its selling prices for carbon fibers in the fiscal second quarter to levels the Company believes will produce positive financial results and will increase profit margins without inhibiting long-term market growth.

         In November 2006, a judgment was rendered against the Company for approximately $36.0 million. In order to appeal the verdict, the Company will be required to post an appeal bond of approximately $40.0 million or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. While the Company has secured the funding for the bond, it has used certain funding sources which were expected to be utilized to fund the Company's carbon fiber expansion program. Accordingly, the Company may be required to seek alternative sources of funding for its expansion program and such funding may be at a cost or in an amount that may limit the Company's ability to meet the capacity expansion program described above.

RECENT DEVELOPMENTS

         Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. The Company believes that any damages should be limited to $21.1 million because the verdicts are duplicative. Zoltek Corporation is filing various post-trial motions. If such motions are unsuccessful, Zoltek Corporation intends to file an appeal with the U. S. Court of Appeals for the 8th Circuit seeking reversal or a new trial. Although the litigation process is inherently uncertain, the Company believes it has grounds for the judgment to be substantially reduced or, possibly, overturned entirely. Management, recognizing the judgment that has been rendered against the Company and the uncertainty surrounding the Company's planned appeals process, accrued $21.8 million during the fourth quarter in respect of the potential liability in this matter, which it believes is the best estimate of the liability associated with this obligation. This amount includes $21.1 million related to the aforementioned judgment and approximately $0.7 million related to legal fees. The Company has already incurred legal expenses of approximately $1.0 million. Management believes that the ultimate resolution of this litigation will not have further material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations, financial condition and cash flows. The Company will be required to post a bond of approximately $40.0 million during the appeals process, or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. The Company has raised the funding necessary for the bond with a $10.0 million loan collateralized by certain real estate of the Company, a $10.0 million loan from the Company's Chief Executive Officer, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand.

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

SOURCES OF SUPPLY

         As part of its growth strategy, the Company has developed its own precursor acrylic fibers, which are used as the principal raw material for all of its carbon fibers, with the exception of certain aircraft brake products. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

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

         The carbon fibers business segment's direct carbon fiber competitors include SGL Carbon in the United States and Europe, in as much as it uses similar textile-type precursor as the Company. SGL currently is Zoltek's only primary competitor in the oxidized fiber market.

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

EMPLOYEES

         As of September 30, 2006, the Company employed approximately 250 persons in its U.S. operations and approximately 775 in its Hungarian operations. The Company's U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Rt. there are two active unions: Union Viscosa and Viscosa 1990 (some Zoltek Rt. employees belong to both unions). The Company believes that relations with both unions are good. Management meets with union representatives on a regular basis. There have not been any problems or major disagreements with either union in the past five years. The Company believes that overall its employee relations are good.

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

         This Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "--Special Note Regarding Forward Looking Statements."

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

         This Form 10-K also contains forward-looking statements which are based upon the current expectations of the Company. Forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the Company's ability to:
(1) successfully resolve pending litigation; (2) continue to improve efficiency of its formerly idle manufacturing facilities on a timely and cost-effective basis, to meet current order levels for carbon fibers; (3) successfully add new capacity for the production of carbon fiber and precursor raw material; (4) execute plans to exit its specialty products business and reduce costs; (5) achieve profitable operations; (6) raise new capital and increase our borrowing at acceptable costs; (7) manage changes in customers' forecasted requirements for our products; (8) continue investing in application and market development; (9) manufacture low-cost carbon fibers and profitably market them; and (10) penetrate existing, identified and emerging markets.

         Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, investors should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Commission, the Company does not plan to publicly update or revise any forward-looking statements contained herein after we distribute this prospectus, whether as a result of any new information, future events or otherwise.

Item 1A.  Risk Factors
-------   ------------

         The following are certain risk factors that could affect Zoltek's business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy the Company's common stock, you should know that making such an investment involves significant risks, including the risks described below. The risks that the Company has highlighted here are not the only ones that the Company faces. If any of the risks actually occur, the Company's business, financial condition, results of operations or cash flows could be negatively affected. In that case, the trading price of its stock could decline, and you may lose all or part of your investment.

         ZOLTEK REPORTED NET LOSSES FOR EACH OF THE PAST FIVE FISCAL YEARS AND NEGATIVE CASH FLOWS FROM OPERATIONS FOR EACH OF THE PAST FIVE FISCAL YEARS PRIOR TO FISCAL 2006.

         The Company reported net losses from continuing operations of $7.1, $12.3 million, $17.1 million, $38.2 million and $65.8 million in the fiscal years ended September 30, 2002, 2003, 2004, 2005 and 2006, respectively. The Company reported negative cash flows from continuing operations of $7.6 million and $8.1 million in the fiscal years ended September 30, 2004 and 2005, but positive cash flows of $3.3 million for 2006. These net losses and negative cash flows from operations were attributable to, among other things, the adverse market conditions discussed above, $22.8 million of litigation charges in 2006 arising out of a lawsuit that the Company is contesting, combined with excess capacities and inventories the Company maintained in prior years in anticipation of greater sales volumes, and the non-cash loss related to the mark to market of derivatives of $4.9 million, $16.6 million and $29.3 million in 2004, 2005 and 2006, respectively. The Company has relied on equity financing and borrowings to finance its business over the past five fiscal years. The Company intends to primarily fund its continuing operations in the near-term from internally generated funds, borrowings, and sales of equity. Such additional funding may not be available on favorable terms or at all. If adequate funds are not otherwise available, the Company may be forced to curtail operations and/or development activities significantly, or seek other sources of capital, including asset sales.

         ZOLTEK'S OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY DIFFICULTIES IN OPERATING THE COMPANY'S EXPANDED CARBON FIBERS CAPACITY AT ITS ABILENE, TEXAS FACILITY.

         Demand for our carbon fibers from existing and potential new customers exceeds our current capacity, and in fiscal 2005 we restarted carbon fiber production at our major carbon fiber manufacturing facility in Abilene, Texas which had been temporarily idled. We have experienced difficulties in achieving targeted production levels at our Abilene facility, which has resulted in the Company not being able to convert all of its capacity into sales despite strong demand for our products. The difficulties were due in large part to the inability to recruit and train qualified workers and managers at the plant that had been dormant for several years. While we expect to achieve planned levels of production capacity during fiscal 2007, there can be no assurance that such production levels will be achieved. We may not be able to supply anticipated demand unless we are able to achieve targeted production levels at our Abilene facility.

         ZOLTEK'S OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY PREVIOUSLY ADVERSE CONDITIONS IN THE MARKETS FOR CARBON FIBER AND ACRYLIC FIBER.

         Until fiscal 2004, our carbon fiber operations were adversely affected during the preceding five years by oversupply conditions in the marketplace, coupled with an overall lack of development for large volume applications for carbon fiber composites. Accordingly, during such period we had excess carbon fiber manufacturing capacity which resulted in substantial depreciation and other charges and constrained the operating results of our carbon fiber manufacturing activities. Since the beginning of fiscal 2004, the market has strengthened for current and emerging applications for carbon fiber. However, we may not be able to attain anticipated sales increases unless the market and demand for current and emerging applications for carbon fiber products continues to strengthen.

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

         ZOLTEK'S OPERATIONS AND SALES IN FOREIGN COUNTRIES ARE SUBJECT TO
RISKS.

         Zoltek's international operations and sales are subject to risks associated with foreign operations and markets generally, including foreign currency fluctuations, unexpected changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon the Company's future revenues and business, results of operations, financial condition and cash flows.

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

         ONGOING LITIGATION IN WHICH ZOLTEK IS INVOLVED COULD RESULT IN ITS HAVING TO PAY SUBSTANTIAL DAMAGES.

         We are party to various legal actions as either plaintiff or defendant. Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. The Company believes that any damages should be limited to $21.1 million because the verdicts are duplicative. Zoltek Corporation is filing various post-trial motions. If such motions are unsuccessful, Zoltek Corporation intends to file an appeal with the U. S. Court of Appeals for the 8th Circuit seeking reversal or a new trial. Although the litigation process is inherently uncertain, the Company believes it has grounds for the judgment to be substantially reduced or, possibly, overturned entirely.

         We are party to an action filed in the Court of Common Pleas of Cuyahoga County, Ohio, by the former owners of Hardcore Composites Operations LLC against each of Hardcore and us alleging breach by Hardcore and us of our respective obligations under a sublease, guaranty and settlement agreement entered into in connection with the former owner's sale of Hardcore. In October 2004, the Court ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. We have recorded an accrual of $1.3 million in respect of the possible liability in this matter. We are vigorously defending this motion and have filed counterclaims and an appeal. Additionally, as previously disclosed, we were named a defendant in a civil action filed by a former investment banker that was retained by us to obtain equity investors, alleging that we breached our obligations under the agreement signed by the parties. The investment banker alleges that it is owed commission from the equity investment we obtained from a different source. We have asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for us, and therefore, we terminated the agreement prior to obtaining new financing. A decision granting summary judgment against us was entered in April 2005 and a trial on damages took place in December 2005, for which a judgment has not been filed. We are vigorously defending this matter, have filed counterclaims and will file an appeal once the damage judgment is rendered.

         The ultimate outcome of these actions and other pending litigation and the estimates of the potential future impact on our operating results, financial condition and cash flows for these proceedings could have a material adverse effect on our business. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.

         ZOLTEK'S ABILITY TO RAISE CAPITAL TO FUND ITS EXPANSION PROGRAM MAY BE LIMITED.

         In November 2006, a judgment was rendered against the Company for approximately $36.0 million. In order to appeal the verdict, the Company will be required to post an appeal bond of approximately $40.0 million or a lesser amount if its post-trial motion to reduce the amount of judgment is granted. While the Company has secured the funding for the bond, it has used certain funding sources which were expected to be utilized to fund the Company's carbon fiber expansion program. Accordingly, the Company may be required to seek alternative sources of funding for its expansion program and such funding may be at a cost or in an amount that may limit the Company's ability to meet the expansion program's capacity.

         ZOLTEK'S STOCK PRICE HAS BEEN VOLATILE AND MAY CONTINUE TO FLUCTUATE.

         Future announcements concerning Zoltek or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, developments regarding proprietary rights, changes in earnings estimates by analysts or reports regarding the Company or its industry in the financial press or investment advisory publications, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons often unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, such as recessions, world events, military conflicts or market-sector declines, may materially and adversely affect the market price of the common stock. Any information concerning the Company, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards, or otherwise emanating from a source other than the Company, should not be relied upon as having been supplied or endorsed by Zoltek.

         ZOLTEK'S OPERATING RESULTS MAY FLUCTUATE.

         Our quarterly results of operations may fluctuate as a result of a number of factors, including the timing of purchase orders for and shipments of our products, our ability to successfully operate our expanding production capacity and changes in production levels. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the timing of such orders and shipments. In addition, our operating results could be adversely affected by these factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs, interruptions in plant operations and derivative accounting rules applicable to certain of financings.

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

         ZOLTEK'S BUSINESS DEPENDS UPON THE MAINTENANCE OF ITS PROPRIETARY TECHNOLOGY.

         Zoltek depends upon its proprietary technology. The Company relies principally upon trade secret and copyright law to protect its proprietary technology. The Company regularly enters into confidentiality agreements with its key employees, customers and potential customers and limits access to and distribution of its trade secrets and other proprietary information. These measures may not be adequate to prevent misappropriation of the Company's technology or that its competitors will not independently develop technologies that are substantially equivalent or superior to its technology. In addition, the laws of some foreign countries do not protect its proprietary rights to the same extent as the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.

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

         ZOLTEK MANAGEMENT AND ITS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAVE IDENTIFIED MATERIAL WEAKNESSES IN THE DESIGN AND OPERATION OF ITS INTERNAL CONTROLS, WHICH, IF NOT PROPERLY REMEDIATED COULD RESULT IN MATERIAL MISSTATEMENTS IN THE COMPANY'S INTERIM AND ANNUAL CONSOLIDATED FINANCIAL STATEMENTS IN FUTURE PERIODS.

         Zoltek management and its independent registered public accounting firm have identified certain matters that they consider to constitute material weaknesses in the design and operation of its internal control over financial reporting as of September 30, 2006. See "Item 9A. Controls and Procedures." A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As set forth in Item 9A. Controls and Procedures, as of September 30, 2006, the Company identified material weaknesses in its controls over accounting for inventory. The control deficiencies inherent in accounting for inventory could result in a misstatement of the Company's inventory and cost of goods sold accounts that could result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Management is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company's internal control over financial reporting as of September 30, 2006.

         The Company has expended significant resources to comply with its obligations under Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal 2005 and 2006 to address previously identified material weaknesses. However, if the remedial policies and procedures the Company implements are insufficient to address the material weaknesses that exist as of September 30, 2006, or if additional material weaknesses in its internal controls are discovered in the future, the Company may fail to meet its future reporting obligations, its financial statements may contain material misstatements and its operating results may be adversely impacted. Any such failure could also adversely affect the results of periodic management assessment and annual auditor attestation reports regarding the effectiveness of the Company's internal control over financial reporting, as required by the SEC's rules under Section 404. The existence of a material weakness could result in errors in the Company's consolidated financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in the Company's stock price. Although the Company believes it can address its material weaknesses in internal controls with remedial measures, it cannot assure you that the measures it will take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Furthermore, there are inherent limitations to the effectiveness of controls and procedures, including the possibility of human error and circumvention or overriding of controls and procedures.

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

         ZOLTEK'S PRINCIPAL SHAREHOLDER HAS VOTING CONTROL OVER THE COMPANY.

         Zsolt Rumy, Zoltek's founder and principal shareholder, owns approximately 24.4% of the Company's outstanding shares of common stock. As a result, he has effective voting control over the Company, including the election of directors, and is able to effectively prevent an affirmative vote which would be necessary for a merger, sale of assets or similar transaction, irrespective of whether other shareholders believe such a transaction to be in their best interests. The Company's Articles of Incorporation and By-laws do not provide for cumulative voting in the election of directors.

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

Item 1B.  Unresolved Staff Comments
-------   -------------------------

         As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 2.  Properties
------   ----------

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

Item 3.  Legal Proceedings
------   ------------------

         Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek
Corporation in the U. S. District Court for the Eastern District of
Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. The Company believes that any damages should be limited to $21.1 million because the verdicts are duplicative. Zoltek Corporation is filing various post-trial motions. If such motions are unsuccessful, Zoltek Corporation intends to file an appeal with the U. S. Court of Appeals for the 8th Circuit seeking reversal or a new trial. Although the litigation process is inherently uncertain, the Company believes it has grounds for the judgment to be substantially reduced or, possibly, overturned entirely. Management, recognizing the judgment that has been rendered against the Company and the uncertainty surrounding the Company's planned appeals process, accrued $21.8 million during the fourth quarter in respect of the potential liability in this matter, which it believes is the best estimate of the liability associated with this obligation. This amount includes $21.1 million related to the aforementioned judgment and approximately $0.7 million related to legal fees. The Company has already incurred legal expenses of approximately $1.0 million. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations, financial condition and cash flows. The Company will be required to post a bond of approximately $40 million during the appeals process, or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. The Company has raised the funding necessary for the bond with a $10 million loan collateralized by certain real estate of the Company, a $10.0 million loan from the Company's Chief Executive Officer, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand. Accordingly, the Company may be required to seek alternative sources of funding for its expansion program. Such funding may be at a cost or in an amount that may limit the Company's ability to meet the expansion program's capacity.

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.3 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter. In July 2006, the Company was successful in its appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2006.

Item 4A.  Executive Officers of the Registrant
-------   ------------------------------------

         The name, age, position and principal occupation of each of the executive officers of the Company is set forth below:

         Zsolt Rumy, age 64, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Industrial Marketing Manager and Process Engineer for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966. Mr. Rumy speaks fluent Hungarian.

         Kevin Schott, age 40, has served as the Chief Financial Officer of the Company since April 2004. As an independent consultant since 2001, Mr. Schott served a variety of publicly and privately owned companies, including Zoltek, in different facets of financial planning and management. In prior years, Mr. Schott worked for two years with Ernst & Young in St. Louis from 1988 to 1990, and then joined Bridge Information Systems, where he worked for ten years from 1990 to 2000, including five as vice president and corporate controller. Mr. Schott received a B.S. degree in Business Administration from Washington University in 1988.

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters
------   ------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

         The Company's Common Stock (symbol: "ZOLT") is traded in the Nasdaq National Market. The number of beneficial holders of the Company's stock is approximately 19,000, including shareholders whose shares are held in "nominee" or "street" names. The Company has never paid dividends.

         Set forth below are the high and low bid quotations as reported by the Nasdaq National Market for the periods indicated. Such prices reflect interdealer prices, without retail mark-up, markdown or commission:

                                                   Fiscal year ended                   Fiscal year ended
                                                  September 30, 2006                  September 30, 2005
                                                  ------------------                  ------------------
                                                High               Low              High                Low
                                                ----               ---              ----                ---
         First Quarter......................  $ 13.24            $  8.03          $ 15.10             $  8.49
         Second Quarter.....................    24.34               8.38            18.26               10.78
         Third Quarter......................    39.74              19.87            14.70                8.87
         Fourth Quarter.....................    30.47              17.38            13.70                9.28

         During the fiscal year ended September 30, 2006, the investors converted $47.3 million principal and interest amount of the convertible debt privately placed in the February 2003, October 2004, February 2005 and September 2005 issuances into 4,738,486 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 and February 2005 issuances, which was valued at $57.5 million and offset by a reduction to equity of $10.2 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company reclassified the unamortized deferred financing cost of $1.4 million related to these issuances into additional paid-in capital. The February 2005 issuance also had a beneficial conversion feature, of which $6.8 million was unamortized at the time of conversion and was recorded as an expense into amortization of financing fees and debt discount. Subsequent to these conversions, the October 2004 and February 2005 issuances have been fully converted into the Company's common stock.

         In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by the carbon fiber assets of the Company's Hungarian subsidiary.

         The closing on September 30, 2005 included a draw down of $5.0 million. The borrowing matures 42 months from the closing date and bears interest at a fixed rate of 7.5% annum. The debentures are convertible into Zoltek common stock of 400,000 shares at a conversion price of $12.50 per share. The debentures were issued with five-year warrants that give holders the right to purchase up to 140,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.0 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In December 2005, the Company issued convertible debentures in the aggregate principal amount of $15.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into Zoltek 1,200,000 shares of common stock at a conversion price of $12.50 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 420,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.9 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In February 2006, the Company issued convertible debentures in the aggregate principal amount of $10.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into 765,110 shares of Zoltek common stock at a conversion price of $15.16 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 267,789 shares of Zoltek common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $4.6 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In May 2006, the Company issued convertible debentures in the aggregate principal amount of $20 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 784,006 shares of Zoltek common stock at a conversion price of $25.51 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 274,406 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $17.1 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In July 2006, the Company issued convertible debentures in the aggregate principal amount of $2.5 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 98,000 shares of Zoltek common stock at a conversion price of $25.51 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 34,370 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.7 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 294,002 shares of Zoltek common stock at a conversion price of $25.51 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share.

         As part of the amended financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50 per share, with the requirement that conversion take place within 30 days of the December closing. In connection with the April 2006 amendment, the investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The Company also issued the investors up to 111,113 shares of common stock at an exercise price of $.01 per share. The fair value of the $0.01 per share warrants at the time of issuance was $3.3 million and was expensed in amortization of financing fees and debt discount during the third quarter of 2006.

         Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                         CONVERTIBLE DEBT ISSUANCES FISCAL 2003 THROUGH FISCAL 2005
                         ----------------------------------------------------------
                                          FEBRUARY    JANUARY    MARCH      OCTOBER     FEBRUARY   SEPTEMBER
                                            2003(1)     2004      2004        2004        2005       2005(1)
                                            ----        ----      ----        ----        ----       ----

Amount of debenture (millions)            $8.1       $7.0       $5.75       $20.0       $20.0      $5.0
Per share conversion price on
  debenture.........................      $3.25      $5.40      $6.25      $12.00      $20.00      $12.50
Interest rate.......................      7.0%       6.0%       6.0%       7.0%        7.5%        7.5%
Term of debenture...................      60 months  30 months  30 months  42 months   42 months   42 months
Warrants issued.....................      405,000    323,995    230,000    500,000     457,142     140,000
Term of warrants....................      60 months  48 months  48 months  72 months   48 months   60 months
Per share exercise price of
  warrants..........................      $5.00      $5.40      $7.50      $13.00      $17.50      $14.50
Fair value per warrant at
  issuance..........................      $0.93      $2.27      $5.43      $6.02       $10.47      $9.34
Value per share conversion
  feature at issuance...............      $3.11      $1.78      $5.06      $4.31       $10.47      $9.91
Stock price on date of agreement          $1.58      $5.40      $9.53      $9.60       $16.68      $13.15
Stock volatility at issuance........      100%       50%        61%        75%         84%         205%
Dividend yield......................      0.0%       0.0%       0.0%       0.0%        0.0%        0.0%
Risk-free interest rate at issuance.      3.0%       2.78%      2.44%      3.71%       3.46%       4.25%
Converted...........................      Partial    Yes        Yes        Yes         Yes         Partial
Warrants exercised..................      Partial    Yes        Yes        Yes         Yes         Yes

                         CONVERTIBLE DEBT ISSUANCES FISCAL 2006 THROUGH FISCAL 2007
                         ----------------------------------------------------------

                                          DECEMBER   FEBRUARY     MAY        JULY       OCTOBER
                                            2005(1)    2006(1)    2006(1)    2006(1)     2006(1)
                                            ----       ----       ----       ----        ----
Amount of debenture (millions)            $15.0      $10.0      $20.0      $2.5        $7.5
Per share conversion price on
  debenture.........................      $12.5      $13.07     $25.51     $25.51      $25.51
Interest rate.......................      7.5%       7.5%       7.5%       7.5%        7.5%
Term of debenture...................      42 months  42 months  42 months  42 months   42 months
Warrants issued.....................      420,000    267,789    274,406    34,370      102,835
Term of warrants....................      60 months  60 months  60 months  60 months   60 months
Per share exercise price of
  warrants..........................      $14.50     $15.16     $28.06     $28.06      $28.06
Fair value per warrant at
  issuance..........................      $5.92      $10.56     $26.03     $23.89      $22.13
Value per share conversion
  feature at issuance...............      $10.72     $10.20     $18.80     $19.21      $19.57
Stock price on date of agreement          $8.80      $13.99     $32.25     $29.28      $26.81
Stock volatility at issuance........      96%        99%        106%       111%        117%
Dividend yield......................      0.0%       0.0%       0.0%       0.0%        0.0%
Risk-free interest rate at issuance.      4.28%      4.28%      4.88%      4.88%       4.65%
Converted...........................      No         No         No         No          No
Warrants exercised..................      Yes        Yes        No         No          No

--------

(1) The warrants issued in connection with the February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features do not require derivative accounting. The September 2005, February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

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

Item 6.  Selected Financial Data
------   -----------------------

                                              ZOLTEK COMPANIES, INC.
                                       SELECTED CONSOLIDATED FINANCIAL DATA
                                      (In thousands, except per share data)

Statement of Operations Data: (1)                                     Fiscal Year Ended September 30,
-------------------------------------------------------------------------------------------------------------------

                                                               2006       2005       2004       2003       2002
                                                             --------   --------   --------   --------   --------

Net sales.................................................   $ 92,357   $ 55,377   $ 34,525   $ 28,258   $ 31,090
Cost of sales, excluding available unused capacity costs..     69,994     52,809     29,137     24,122     25,049
Available unused capacity costs...........................          -      2,347      4,466      5,716      6,039
Litigation charge (2).....................................     22,795          -          -          -          -
Selling, general and administrative expenses (3)..........     15,243      7,847      6,463      8,300      8,788
Operating loss from continuing operations.................    (15,675)    (7,626)    (5,541)    (9,880)    (8,786)
Other income (expense) and income tax expense.............    (50,090)   (30,585)   (11,552)    (2,434)     1,706
Net loss from continuing operations.......................    (65,765)   (38,211)   (17,093)   (12,314)    (7,080)

Discontinued Operations:
    Operating loss, net of taxes..........................       (187)    (2,182)    (5,055)    (3,288)    (2,645)
    Gain (loss) on disposal of discontinued operation,
     net of taxes.........................................        150          -       (659)         -      1,894
                                                             --------   --------   --------   --------   --------
        Net loss on discontinued operations, net of taxes.        (37)    (2,182)    (5,714)    (3,288)      (751)
                                                             --------   --------   --------   --------   --------

Net loss..................................................   $(65,802)  $(40,393)  $(22,807)  $(15,602)  $ (7,831)
                                                             ========   ========   ========   ========   ========
Net loss per share:
  Basic and diluted loss per share:

     Continuing operations................................   $  (2.91)  $  (2.12)  $  (1.04)  $  (0.76)  $  (0.43)
     Discontinued operations..............................       (.00)     (0.12)     (0.35)     (0.20)     (0.05)
                                                             --------   --------   --------   --------   --------
     Total................................................   $  (2.91)  $  (2.24)  $  (1.39)  $  (0.96)  $  (0.48)
                                                             ========   ========   ========   ========   ========

Basic and diluted weighted average common shares
 outstanding..............................................     22,575     18,050     16,372     16,307     16,289

Balance Sheet Data:                                                              September 30,
-----------------------------------------------------------------------------------------------------------------

                                                               2006       2005       2004       2003       2002
                                                             --------   --------   --------   --------   --------


Working capital...........................................   $ 20,042   $ 19,072   $ 16,802   $ 18,790   $  9,872
Total assets..............................................    187,684    130,429    122,455    119,455    121,422
Short-term debt...........................................      1,365        374        570        933     14,014
Long-term debt, less current maturities...................     32,002     40,421     42,002     33,541     13,699
Shareholders' equity......................................    111,661     40,645     44,230     64,516     75,904

--------
(1) Prior year amounts have been reclassified for discontinued operations as discussed in Note 3 to Consolidated Financial Statements.

(2) Litigation expenses related to the SP System case, as discussed in Note 8 to Consolidated Financial Statements.

(3) Includes application and development costs of $4,887, $3,324, $3,070, $3,453 and $3,750 for fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.


Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ----------------------

OVERVIEW
--------

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly referred to as MD&A, is intended to help the reader understand Zoltek, our operations and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:

               Our Business -- a general description of the key drivers that affect our business, the industry in which we operate and the strategic initiatives on which we focus.

               Results of Operations -- an analysis of our overall results of operations and segment results for the three years presented in our financial statements. We operate in two segments: Carbon Fiber and Technical Fiber. Other miscellaneous and corporate are combined into a third business segment called Headquarters/Other.

               Liquidity and Capital Resources -- an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements, contractual obligations, the potential impact of currency exchange and an overview of our financial position.

               Critical Accounting Estimates -- a description of accounting estimates that require critical judgments and estimates.

               Recent Developments -- an update on recent court decisions which will affect our fiscal 2007 cash position.

OUR BUSINESS
------------

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

          During 2006, the Company completed its transformation from primarily a development business to an operational business and continued its expansion plans that were first announced in fiscal 2005. Also during 2006, the demand for commercial carbon fibers continued to increase tremendously and the divergence of the aerospace and commercial markets continued to evolve. The Company believes that this divergence will persist over a long period and validates Zoltek's commercialization strategy. The Company has received significant supply contracts and orders from customers to utilize its carbon fibers in wind energy and other applications.

         In view of the substantial increases in demand for carbon fibers, supported by several long-term supply relationships, the Company continued to execute the capacity expansion program originally announced in fiscal 2005 in a four phase plan. The first phase was the re-start of production of the five installed continuous carbonization lines at its Abilene, Texas plant and expansion of precursor production at its Hungarian plant which was completed in fiscal 2005 at a cost of approximately $5.0 million. The second phase was the addition of two continuous carbonization lines in Hungary during the first quarter of 2006 at a cost of approximately $13.0 million, most of which was incurred in fiscal 2005. Beginning in the fourth quarter of 2006, the third phase added four continuous carbonization lines and expanded precursor production to meet the demand for the additional carbon lines in Hungary at a cost of approximately $26.0 million. In the fourth phase, the Company plans to add four continuous carbonization lines and two oxidized acrylic fiber lines and expand precursor production at its Hungary facility to meet the demand for the additional lines during the second quarter of fiscal 2007 at a cost of approximately $30.0 million. The $60.0 million convertible debt financing package entered into in September 2005 and amended in May 2006, which has been fully funded, provided a substantial portion of the capital resources for the capacity increase in fiscal 2006 and planned capacity increase in the first half of fiscal 2007.

         In November 2006, a judgment was rendered against the Company for approximately $36.0 million. In order to appeal the verdict, the Company will be required to post an appeal bond of approximately $40.0 million or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. While the Company has secured the funding for the bond, it has used certain funding sources which were expected to be utilized to fund the Company's carbon fiber expansion program. Accordingly, the Company may be required to seek alternative sources of funding for its expansion program and such funding may be at a cost or in an amount that may limit the Company's ability to meet the expansion program's capacity.

         Subject to the availability of financing, during the third quarter of fiscal 2007 Zoltek plans to complete the installation of approximately five million pounds of rated capacity per year, with the first five million pound rated capacity expansion completed by December 31, 2007. The Company will be looking to raise capital to finance the fiscal 2007 expansion of an additional 10 million pounds of annual production or possibly more rated capacity if demand continues to grow.

         The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $14.1 million) to Zoltek's Hungarian subsidiary that will partially provide the capital resources for use in modernizing its facility, establishing a research and development center there, and supporting a rapid buildup of manufacturing capacity for both acrylic fiber precursor raw material and carbon fiber increase. No amount has been funded under this program as of September 30, 2006. The Company will present bank guarantee statements amounting to 120% of the total amount of the subsidy (3.4 billion
HUF) in order to be granted the full amount of the subsidy. To be entitled to apply for the subsidy, during the period between October 2008 and September 2013, the Company must achieve excess export revenues amounting to an average annual sum of HUF 21,698.6 million (approximately $105.5 million), must employ an average annual number of staff of 1,200 employees and must utilize regional suppliers for at least 45% of purchases.

         During 2006, the Company began to capitalize on the increasing demand for carbon fiber with the expansion and activation of new carbon fiber lines at is Hungarian facility and improved efficiency of the Abilene facility. During fiscal 2006, the Company increased sales by 67%. The Company reported an operating loss from continuing operations of $15.7 million for its 2006 fiscal year, which included $22.8 million of litigation charges arising out of a lawsuit that the Company is contesting. This compared to an operating loss of $7.6 million in the 2005 fiscal year. In recent years, many factors had a material adverse effect on the Company's financial performance, including the Company's substantial investments in manufacturing assets and market and application development expenses to position the Company to capitalize on the upturn in demand, the delay in the anticipated growth in commercialization of carbon fibers prior to 2004, and the Company's lack of ability to activate production capacity at its Abilene plant as fast as expected due in large part to the inability to recruit and train qualified workers and managers at the plant that had been dormant for several years during 2005.

         In October 2004 the Company moved its prepreg operations from San Diego to Salt Lake City. The Company plans to bring the capacity back on line during fiscal 2007 as its internally produced carbon fiber becomes available to run the production lines.

         During the fourth quarter of fiscal 2004, the Company discontinued nylon fiber operations and its acrylic textile business. During the fourth quarter of fiscal 2005, the Company discontinued the CMC operation. These divisions were deemed not to be part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The wind-down of nylon fiber and acrylic textile product lines was substantially completed by February 1, 2005, and the CMC operation was shut down at September 30, 2005. The Company is utilizing a portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactures thermoplastic components. The company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions are not part of the long-term strategy of the Company and are not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two divisions have been reclassified to discontinued operations.

RESULTS OF OPERATIONS
---------------------

FISCAL YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2005

         The Company's sales increased 66.8%, or $37.0 million, to $92.4 million in fiscal 2006 from $55.4 million in fiscal 2005. Carbon fiber sales increased 90.4%, or $31.2 million, to $65.7 million in fiscal 2006 from $34.5 million in fiscal 2005 as production and sales of wind energy orders continued to grow and the demand for the Company's milled and chopped products significantly increased from prior years. The Company's sales benefited from the newly added capacity in Hungary of six carbon fiber lines, continued improvement of the Abilene facility production and price increases which took effect during the fiscal 2006 third quarter. Technical fiber sales increased 27.9%, or $5.5 million, to $25.2 million in fiscal 2006 from $19.7 million in fiscal 2005. Technical fiber sales increased as aircraft brake and automotive customers increased orders for heat resistance applications. Miscellaneous sales, primarily consisting of water treatment and electrical services in Hungary, increased 25.0%, or $0.3 million, to $1.5 million in fiscal 2006 from $1.2 million in fiscal 2005.

         The Company's cost of sales (including available unused capacity costs of $2.3 million in 2005) increased by 26.8%, or $14.8 million, to $70.0 million in fiscal 2006 from $55.2 million in fiscal 2005. Carbon fiber cost of sales increased by 34.6%, or $12.7 million, to $49.4 million for fiscal 2006 from $36.7 million for fiscal 2005. The increase in carbon fiber cost of sales reflected increased sales, offset by the improvement in margins resulting from reduced costs related to the start-up operating inefficiencies of the installed carbon fiber lines at the Abilene, Texas facility. Technical fiber cost of sales increased $3.8 million, or 25.1%, to $19.2 million for fiscal 2006 from $15.4 million for fiscal 2005. The increase in technical fiber cost of sales was a reflection of the increase in sales. The cost of sales of the other products increased $0.6 million to $1.4 million from $0.8 million for fiscal 2005.

         During fiscal 2005, the Company incurred costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $2.3 million in fiscal 2005. During the first quarter of fiscal 2006, the increased orders and increased efficiency rates resulted in the unused capacity costs being fully absorbed into cost of sales.

         Application and market development costs were $4.9 million in fiscal 2006 and $3.3 million in fiscal 2005. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase included application development of the towpreg product at the Company's prepreg facility in Utah.

         A special non-recurring charge of $22.8 million was recorded in the fourth quarter of 2006 related to the SP Systems case. The expenses included $1.0 million legal fees incurred in fiscal 2006, $0.7 million for estimated legal fees for the appeal process and $21.1 estimated damages. The Company is vigorously defending against this case. Although the litigation process is inherently uncertain, the Company believes it has grounds for the judgment to be substantially reduced or, possibly, overturned entirely.

         Selling, general and administrative expenses for continuing operations were $10.4 million in fiscal 2006 compared to $4.5 million in fiscal 2005. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to compliance with the Sarbanes-Oxley Act's requirements. In 2005, $2.5 million of corporate headquarters costs were allocated to businesses later classified as discontinued operations. In 2006, these expenses were wholly absorbed by continuing operations. The Company also recorded $1.0 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R during fiscal 2006. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million representing management's estimate of the liability associated with an ongoing lawsuit unrelated to the SP case.

         Operating loss increased $8.1 million, from $7.6 million in fiscal 2005 to $15.7 million in fiscal 2006, primarily related to a non-recurring litigation charge of $22.8 million related to the SP Systems case. Carbon fiber operating income improved from a loss of $8.2 million in fiscal 2005 to income of $10.4 million in fiscal 2006. The improvement related to the increase in production and sales as the Company added new capacity at its Hungarian facility, increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers improved from income of $2.7 million in fiscal 2005 to $4.6 million in fiscal 2006 due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Other products/ headquarters operating loss increased from a loss of $2.1 million in fiscal 2005 to a loss of $30.7 million in fiscal 2006 due to a special non-recurring charge of $22.8 million related to the SP Systems case, corporate headquarters costs previously allocated to businesses later classified as discontinued operations, staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to compliance with the Sarbanes-Oxley Act's requirements. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million in respect of a contingent liability related to a lawsuit. The Company recorded $1.0 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in fiscal 2006. The Company's consolidated operating income was benefited by the newly added capacity in Hungary of six carbon fiber lines, the improvement in Abilene's operations and price increases which took effect during the 2006 second quarter.

         Interest expense was approximately $2.6 million in fiscal 2006 compared to $3.0 million in the corresponding period of fiscal 2005. The decrease in interest resulted from higher debt levels after the Company's refinancing transactions offset by an increase of $3.1 million in capitalized interest cost related to the expansion of the Company's carbon fiber lines (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact of the increase in market interest rates was immaterial.

         Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $16.5 million for fiscal 2006 compared to $8.5 million for fiscal 2005. The increase in amortization resulted from the expensing of $6.8 million of a beneficial conversion feature related to a partial conversion in June 2006 of the September 2005 issuance and full conversion in May 2006 of the February 2005 issuance and the $3.3 million discount related to the issuance of 111,113 warrants to purchase the Company's shares at $0.01 per share (see "--Liquidity and Capital Resources").

         Loss on value of warrants and conversion feature, which is a non-cash item, increased $12.7 million from a loss of $16.6 million in fiscal 2005 to a loss of $29.3 million in fiscal 2006 (see "--Liquidity-- Financing"). The increase in the loss was attributable to the increase in the market price of the Company's common stock during fiscal 2006 compared to fiscal 2005 over the exercise prices of applicable underlying securities.

         Other expense, net, was of $1.0 million in fiscal 2006 compared to $1.9 million for fiscal 2005. The decrease in the foreign currency transactional loss during fiscal 2006 was due to the Hungarian Forint becoming stronger during 2006 compared to the Euro and Pound Sterling in which the Company buys most raw materials.

         Income tax expense was $0.9 million for fiscal 2006 compared to $0.7 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal 2006 and 2005 due to uncertainties in the Company's ability to utilize net operating loss carryforward in the future. The expense for both fiscal 2005 and 2006 related to local taxes for the Hungarian facility.

         The foregoing resulted in a loss from continuing operations of $65.8 million for fiscal 2006 compared to a loss of $38.2 million for fiscal 2005. Similarly, the Company reported a loss from continuing operations per share of $2.91 and $2.12 on a basic and diluted basis for fiscal 2006 and 2005, respectively. The weighted average common shares outstanding was 22.6 million and 18.1 million for fiscal 2006 and 2005, respectively.

         The loss from discontinued operations of $0.04 million for fiscal 2006 compares to a loss of $2.2 million for fiscal 2005. The decrease in sales was offset by a significant decrease in cost during fiscal 2006 as the Company liquidated existing inventory balances. The Company reported a loss from discontinued operations per share of $0.00 and $0.12 on a basic and diluted basis for fiscal 2006 and 2005, respectively.

FISCAL YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2004

         The Company's sales increased 60.6%, or $20.9 million, to $55.4 million in fiscal 2005 from $34.5 million in fiscal 2004. Carbon fiber sales increased 88%, or $16.1 million, to $34.5 million in fiscal 2005 from $18.4 million in fiscal 2004 as production and sales of wind energy orders continued and the demand for the Company's milled and chopped products significantly increased from prior years. Technical fiber sales increased 33%, or $4.9 million, to $19.7 million in fiscal 2005 from $14.8 million in fiscal 2004. Technical fiber sales increased as the Company had a significant increase in orders from aircraft brake customers. Sales from the Other business segment, primarily consisting of water treatment and electrical services, decreased 7.7%, or $0.1 million, to $1.20 million in fiscal 2005 from $1.30 million in fiscal 2004 as the sales of the Company's Netlon division in Hungary decreased due to pricing pressures from competitors.

         The Company's cost of sales (including available unused capacity costs) increased by 64%, or $21.6 million, to $55.2 million in fiscal 2005 from $33.6 million in fiscal 2004. Carbon fiber cost of sales increased by 94%, or $18.9 million, to $39.0 million for fiscal 2005 from $20.1 million for fiscal 2004. The increase in carbon fiber cost of sales reflected increased sales, as well as a significant amount of the cost of sales attributable to start-up and post start-up operating inefficiencies of the installed carbon fiber lines at its Abilene, Texas facility. The difficulties were due in large part to the inability to recruit and train qualified workers and managers at the plant which had been dormant for several years. Technical fiber cost of sales increased $2.9 million, or 23%, to $15.4 million for fiscal 2005 from $12.5 million for fiscal 2004. The increase in technical fiber cost of sales was a reflection of the increase in sales. The cost of sales of the Other segment decreased $0.30 million to $0.8 million compared to fiscal 2004.

         During fiscal 2004 and 2005, the Company continued to incur costs related to the unused productive capacity for carbon fibers at the Abilene, Texas facility and prepreg operation. These costs included depreciation and other overhead associated with the unused capacity. These costs, which were separately identified on the statement of operations, were approximately $2.3 million during fiscal 2005 and $4.5 million in fiscal 2004. The Company believes it was necessary to maintain available capacity to encourage development of significant new large-scale applications. With the increased orders during fiscal 2005, unused capacity costs continued to decrease significantly during the fiscal year and were substantially absorbed in ongoing operations by the end of fiscal 2005.

         Application and market development costs were $3.3 million in fiscal 2005 and $3.1 million in fiscal 2004. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternative energy technologies.

         Selling, general and administrative expenses were $4.5 million in fiscal 2005 compared to $3.4 million in fiscal 2004. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related compliance with the Sarbanes-Oxley Act's requirements.

         Operating loss was $7.6 million in fiscal 2005 compared to a loss of $5.5 million in fiscal 2004, an increase of $2.1 million. Carbon fiber operating loss increased from a loss of $5.8 million in fiscal 2004 to a loss of $8.2 million in fiscal 2005. These losses also included approximately $7.5 million of costs which management estimates were attributable to the start-up and post start-up operating inefficiencies of the installed carbon fiber lines the Abilene, Texas facility. The operating income in technical fibers increased from $1.1 million in fiscal 2004 to $2.7 million in fiscal 2005 as sales of technical fibers in our core aircraft brake business increased over fiscal 2004. Corporate headquarters' operating loss increased from $0.9 million in fiscal 2004 to $2.1 million in fiscal 2005 due to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to compliance with the Sarbanes-Oxley Act's requirements. The increase in the Company's total operating loss was principally a result of the inefficiencies of the Abilene, Texas facility and the effort to expand production of Hungarian precursor lines.

         Interest expense was approximately $3.0 million in fiscal 2005 compared to $3.4 million in the corresponding period of fiscal 2004. The decrease in interest resulted from higher debt levels after the Company's refinancing transactions offset by the capitalization of interest cost of $1.2 million related to the expansion of the Company's carbon fiber lines (see "--Liquidity and Capital Resources"). Due to the limited variable rate debt, the impact of the increase in market interest rates was immaterial.

         Amortization of financing fees, which are non-cash expenses, was approximately $8.5 million in fiscal 2005 compared to $2.6 million in fiscal 2004. The increase in amortization resulted from the Company's issuing additional convertible debt which increased expenses by $5.9 million, refinancing transactions as the Company wrote off the unamortized portion of deferred financing expense of $0.4 million and incurred a prepayment fee of $0.3 million to pay off an existing mortgage note (see "--Liquidity and Capital Resources").

         Loss on value of warrants and beneficial conversion feature, which is a non-cash item, increased $11.7 million from a loss of $4.9 million in fiscal 2004 to a loss of $16.6 million in fiscal 2005 (see "--Liquidity-- Financing"). The increase in the loss was attributable to the increase in the market price of the Company's common stock during fiscal 2005 compared to fiscal 2004 and a larger balance of outstanding convertible notes and warrants.

         Other income/expense, net, was a loss of $1.9 million in fiscal 2005 compared to a loss of $0.2 million for fiscal 2004. The increase in the foreign currency transactional loss during fiscal 2005 was due to the Hungarian Forint becoming much weaker during 2005 compared to the Euro and Pound Sterling in which the Company buys most raw materials.

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

         The foregoing resulted in a loss from continuing operations of $38.7 million for fiscal 2005 compared to a loss of $17.2 million for fiscal 2004. Similarly, the Company reported a loss from continuing operations per share of $2.14 and $1.05 on a basic and diluted basis for fiscal 2005 and 2004, respectively. The weighted average common shares outstanding were 18.1 million and 16.4 million for fiscal 2005 and 2004, respectively.

         The loss from discontinued operations of $1.7 million for fiscal 2005 compares to a loss of $5.6 million for fiscal 2004. The significant decrease in sales was offset by a significant decrease in cost during fiscal 2005 as the Company sold off its prior existing inventory balance of its acrylic fiber business and slowed production of its CMC division as it shut down at year-end fiscal 2005. The Company reported a loss from discontinued operations per share of $0.09 and $0.35 on a basic and diluted basis for fiscal 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Convertible Debt

         During the fiscal year ended September 30, 2006, the investors converted $47.3 million principal and interest amount of the convertible debt privately placed in the February 2003, October 2004, February 2005 and September 2005 issuances into 4,738,486 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 and February 2005 issuances, which was valued at $57.5 million and offset by a reduction to equity of $10.2 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company reclassified the unamortized deferred financing cost of $1.4 million related to these issuances into additional paid-in capital. The February 2005 issuance also had a beneficial conversion feature, of which $6.8 million was unamortized at the time of conversion and was recorded as an expense into amortization of financing fees and debt discount. Subsequent to these conversions, the October 2004 and February 2005 issuances have been fully converted into the Company's common stock.

         In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by the carbon fiber assets of the Company's Hungarian subsidiary.

         The closing on September 30, 2005 included a draw down of $5.0 million. The borrowing matures 42 months from the closing date and bears interest at a fixed rate of 7.5% annum. The debentures are convertible into Zoltek common stock of 400,000 shares at a conversion price of $12.50 per share. The debentures were issued with five-year warrants that give holders the right to purchase up to 140,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.0 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In December 2005, the Company issued convertible debentures in the aggregate principal amount of $15.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into Zoltek 1,200,000 shares of common stock at a conversion price of $12.50 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 420,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.9 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In February 2006, the Company issued convertible debentures in the aggregate principal amount of $10.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into 765,110 shares of Zoltek common stock at a conversion price of $15.16 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 267,789 shares of Zoltek common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $4.6 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In May 2006, the Company issued convertible debentures in the aggregate principal amount of $20 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 784,006 shares of Zoltek common stock at a conversion price of $25.51 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 274,406 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $17.1 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In July 2006, the Company issued convertible debentures in the aggregate principal amount of $2.5 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 98,000 shares of Zoltek common stock at a conversion price of $25.51 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 34,370 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.7 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 294,002 shares of Zoltek common stock at a conversion price of $25.51 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share.

         As part of the amended financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50 per share, with the requirement that conversion take place within 30 days of the December closing. In connection with the April 2006 amendment, the investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The Company also issued the investors up to 111,113 shares of common stock at an exercise price of $.01 per share. The fair value of the $0.01 per share warrants at the time of issuance was $3.3 million and was expensed in amortization of financing fees and debt discount during the third quarter of 2006.

Bond Related to SP Systems Case

         The Company will have to post a bond of approximately $40.0 million during the appeals process, or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. The Company has raised the funding necessary for the bond with a $10.0 million loan collateralized by certain real estate of the Company at an interest rate of 7.5% with a due date of January 1, 2008, a $10.0 million loan from the Company's Chief Executive Officer at the Chief Executive Officer's cost of funds rate due January 2, 2008, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand. There are no financial covenants associated with the $10 million loan with the bank or the $10 million loan from the Company's Chief Executive Officer. Additionally, the $10 million term loan with the bank is guaranteed by the Company's Chief Executive Officer. This guarantee will remain in place until certain conditions of the credit agreement are fulfilled, primarily the delivery of appraisals related to the real-estate properties collateralized with the term loan.

Revolving Credit Facility

         The credit facility consists of a revolving credit and term loan with maximum available borrowings of $5.5 million of which $1.7 million and $5.5 million were available as of September 30, 2005 and June 30, 2006, respectively. In December 2006, the Company extended this line of credit until January 1, 2008. The renewal of the credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million and established a new $10.0 million term loan, collateralized by certain properties of the Company. The amendment also provided that the $6.6 million letter of credit previously collateralized by the Company's cash and cash equivalents and presented as restricted cash in the Company's consolidated balance sheet will be collateralized by the availability under the $6.7 million revolving credit facility thereby eliminating the cash restriction. The Company believes the financing currently available is sufficient to fund near-term liquidity needs but its capacity expansion plans for fiscal 2007 and beyond will require additional debt and equity financing. The Company will be required to post a $40.0 million bond in order to appeal the verdict of a judgment rendered in November or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. While the Company has secured the funding for the bond, it has used certain funding sources which were expected to be utilized to fund the Company's expansion program. Accordingly, the Company may be required to seek alternative sources of funding for its expansion and such funding may be at a cost or in an amount that may limit the Company's ability to meet the expansion program's capacity.

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

Fiscal 2004 Financing Activity
------------------------------

         In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who were members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into 1,295,954 shares of common stock at the date of issuance at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and the conversion feature, at the time of issuance, was $3.0 million and will be amortized over the life of the convertible debt. Proceeds from the issuance of these convertible debentures were used for working capital purposes.

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

Fiscal 2003 Refinancing Activity
--------------------------------

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

         The Company also entered into a debenture purchase agreement, dated as of February 13, 2003, under which the Company issued and sold to 14 investors, including certain directors, subordinated convertible debentures in the aggregate principal amount of $8.1 million. The subordinated convertible debentures have stated maturities of five years, bear interest at 7.0% per annum and are convertible into an aggregate of 2,314,286 shares of common stock of the Company at a conversion price of $3.50 per share. The Company also issued to the investors five-year warrants to purchase an aggregate of 405,000 shares of common stock of the Company at an exercise price of $5.00 per share. The fair value of the warrants, at the time of issuance, was estimated to be $376,650. Proceeds from the issuance of these convertible debentures were used to repay existing borrowings as well as for working capital.

         Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

                         CONVERTIBLE DEBT ISSUANCES FISCAL 2003 THROUGH FISCAL 2005
                         ----------------------------------------------------------
                                          FEBRUARY    JANUARY    MARCH      OCTOBER     FEBRUARY   SEPTEMBER
                                            2003(1)     2004      2004        2004        2005       2005(1)
                                            ----        ----      ----        ----        ----       ----

Amount of debenture (millions)......      $8.1       $7.0       $5.75       $20.0       $20.0      $5.0
Per share conversion price on
  debenture.........................      $3.25      $5.40      $6.25       $12.00      $20.00     $12.50
Interest rate.......................      7.0%       6.0%       6.0%        7.0%        7.5%       7.5%
Term of debenture...................      60 months  30 months  30 months   42 months   42 months  42 months
Warrants issued.....................      405,000    323,995    230,000     500,000     457,142    140,000
Term of warrants....................      60 months  48 months  48 months   72 months   48 months  60 months
Per share exercise price of
  warrants..........................      $5.00      $5.40      $7.50       $13.00      $17.50     $14.50
Fair value per warrant at
  issuance..........................      $0.93      $2.27      $5.43       $6.02       $10.47     $9.34
Value per share conversion
  feature at issuance...............      $3.11      $1.78      $5.06       $4.31       $10.47     $9.91
Stock price on date of agreement....      $1.58      $5.40      $9.53       $9.60       $16.68     $13.15
Stock volatility at issuance........      100%       50%        61%         75%         84%        205%
Dividend yield......................      0.0%       0.0%       0.0%        0.0%        0.0%       0.0%
Risk-free interest rate at issuance.      3.0%       2.78%      2.44%       3.71%       3.46%      4.25%
Converted...........................      Partial    Yes        Yes         Yes         Yes        Partial
Warrants exercised..................      Partial    Yes        Yes         Yes         Yes        Yes

                         CONVERTIBLE DEBT ISSUANCES FISCAL 2006 THROUGH FISCAL 2007
                         ----------------------------------------------------------
                                          DECEMBER   FEBRUARY     MAY        JULY       OCTOBER
                                            2005(1)    2006(1)    2006(1)    2006(1)     2006(1)
                                            ----       ----       ----       ----        ----
Amount of debenture (millions)......      $15.0      $10.0      $20.0      $2.5        $7.5
Per share conversion price on
  debenture.........................      $12.5      $13.07     $25.51     $25.51      $25.51
Interest rate.......................      7.5%       7.5%       7.5%       7.5%        7.5%
Term of debenture...................      42 months  42 months  42 months  42 months   42 months
Warrants issued.....................      420,000    267,789    274,406    34,370      102,835
Term of warrants....................      60 months  60 months  60 months  60 months   60 months
Per share exercise price of
  warrants..........................      $14.50     $15.16     $28.06     $28.06      $28.06
Fair value per warrant at
  issuance..........................      $5.92      $10.56     $26.03     $23.89      $22.13
Value per share conversion
  feature at issuance...............      $10.72     $10.20     $18.80     $19.21      $19.57
Stock price on date of agreement          $8.80      $13.99     $32.25     $29.28      $26.81
Stock volatility at issuance........      96%        99%        106%       111%        117%
Dividend yield......................      0.0%       0.0%       0.0%       0.0%        0.0%
Risk-free interest rate at issuance.      4.28%      4.28%      4.88%      4.88%      4.65%
Converted...........................      No         No         No         No          No
Warrants exercised..................      Yes        Yes        No         No          No

(1) The warrants issued in connection with the February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features do not require derivative accounting. The September 2005, February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Warrant and Conversion Features
-------------------------------

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. Since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives were reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." The Company accounted for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock." The gain or loss related to these securities is based on changes in the Company's stock price during the period. As the Company's stock price increased the value of the derivative security increased, therefore the Company recorded a loss. As the Company's stock price decreased the value of the derivative security decreased, therefore the Company recorded a gain. When the convertible security was converted, the underlying liability of derivative was removed from long-term debt and recorded as an increase to the Company's equity. As a result of the above-described amendment of the convertible debt financing package in April 2006 and the transactions contemplated thereby, the derivative accounting treatment described above was terminated in the quarter ended June 30, 2006. See table below for impact on the financial results for the year-end financial results ended September 30, 2006, 2005 and 2004 (amounts in thousands).

                                                                  FISCAL YEAR ENDED SEPTEMBER 30, 2006
                                                                  ------------------------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----

         January 2004 issuance - mark to market ................ $ (1,413)       $      -       $ (1,413)
         March 2004 issuance - mark to market ..................     (730)              -           (730)
         October 2004 issuance - mark to market.................   (2,902)         (5,671)        (8,573)
         February 2005 issuance - mark to market................   (1,788)        (16,799)       (18,587)
                                                                 --------        --------       --------
                  Loss on value of warrants and
                    conversion feature.......................... $ (6,833)       $(22,470)      $(29,303)
                                                                 ========        ========       ========

                                                                 FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                                                 ------------------------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
         January 2004 issuance - mark to market ................ $ (1,083)       $ (8,164)      $ (9,247)
         February 2004 issuance - mark to market................     (775)         (5,684)        (6,459)
         October 2004 issuance - mark to market.................   (2,025)         (3,958)        (5,983)
         February 2005 issuance - mark to market................    1,172           3,943          5,115
                                                                 --------        --------       --------
                  Loss on value of warrants and
                    conversion feature.......................... $ (2,711)       $(13,863)      $(16,574)
                                                                 ========        ========       ========

                                                                  FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                                                  ------------------------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
         January 2004 issuance - mark to market ................ $ (1,109)       $ (4,039)      $ (5,148)
         February 2004 issuance - mark to market................       18             210            228
                                                                 --------        --------       --------
                  Loss on value of warrants and
                    conversion feature.......................... $ (1,091)       $ (3,829)      $ (4,920)
                                                                 ========        ========       ========

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

         The February 2005, February 2006, May 2006 and July 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the Company's market price of common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company's income statement. If the convertible security is converted prior to the redemption date, the unamortized balance is recorded in expense at the time of conversion. During the third quarter of fiscal 2006, the February 2005 issuance, which had a beneficial conversion feature, was converted and the Company recorded an expense $5.0 million for the unamortized portion on the beneficial conversion feature which is included in amortization of financing fees and debt discount in the statement of operations.

         See the table below for impact of amortization of financing fees and debt discount on the financial results for the fiscal year 2006, 2005 and 2004 (amounts in thousands).

                                                                  FISCAL YEAR ENDED SEPTEMBER 30, 2006
                                                                  ------------------------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
October 2004 issuance..........................................  $    204        $    400       $    604
February 2005 issuance.........................................       834           7,830          8,664
September 2005 issuance........................................       906               -            906
December 2005 issuance.........................................       548               -            548
February 2006 issuance.........................................       312             694          1,006
May 2006 issuance..............................................     3,524             332          3,856
July 2006 issuance.............................................        28              34             62
                                                                 --------        --------       --------
                                                                 $  6,356        $  9,290       $ 15,646
                                                                 ========        ========       ========
         Deferred financing costs..............................                                      886
                                                                                                --------
         Total.................................................                                 $ 16,532
                                                                                                ========

                                                                   FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                                                   ------------------------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
January 2004 issuance..........................................  $    458       $       -       $    458
March 2004 issuance............................................       863               -            863
October 2004 issuance..........................................       973           1,902          2,875
February 2005 issuance.........................................       850           1,892          2,742
                                                                 --------        --------       --------
                                                                 $  3,144       $   3,794       $  6,938
                                                                 ========        ========       ========
         Deferred financing costs..............................                                    1,531
                                                                                                --------
         Total.................................................                                 $  8,469
                                                                                                ========


                                                                   FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                                                   ------------------------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
January 2004 issuance..........................................  $    903       $       -       $    903
March 2004 issuance............................................     1,150               -          1,150
                                                                 --------       ---------       --------

                                                                 $  2,053       $       -       $  2,053
                                                                 ========       =========       ========
         Deferred financing costs.............................                                       524
                                                                                                --------
         Total................................................                                  $  2,577
                                                                                                ========

The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

                                                                           SEPTEMBER 30, 2006
                                                                           ------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
September 2005 issuance........................................  $  1,003        $      -       $  1,003
December 2005 issuance.........................................     1,894               -          1,894
February 2006 issuance.........................................     2,278           2,343          4,621
May 2006 issuance..............................................     6,899          10,187         17,086
July 2006 issuance.............................................       791             952          1,743
                                                                 --------        --------       --------
                                                                 $ 12,865        $ 13,482         26,347
                                                                 ========        ========       ========
     Debt acquisition cost and financing fees..................                                    1,582
                                                                                                --------
         Total.................................................                                 $ 27,929
                                                                                                ========


                                                                           SEPTEMBER 30, 2005
                                                                           ------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
March 2004 issuance............................................  $  2,476        $  4,841       $  7,317
October 2005 issuance..........................................       724           1,612          2,336
September 2005 issuance........................................    12,513               -         12,513
                                                                 --------        --------       --------
                                                                 $ 15,713        $  6,453         22,166
                                                                 ========        ========       ========
     Debt acquisition cost and financing fees..................                                    2,315
                                                                                                --------
         Total.................................................                                 $ 24,481
                                                                                                ========

Earnings Per Share
------------------

         In accordance with SFAS No. 128, "Earnings per Share," the Company calculates diluted earnings per share including the impact of the Company's potential stock equivalents. The Company has outstanding stock options, warrants and convertible debt outstanding at September 30, 2006 and 2005 which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.3 million shares for fiscal 2006 and 6.6 million shares for fiscal 2005 would have been included in the Company's diluted earnings per share calculation.

Credit Facilities
-----------------

         US Operations - The Company's current credit facility with its U.S. bank consists of a revolving line of credit and term loan of $5.5 million, which matures January 1, 2007. The financial covenants applied to the credit facility from the U.S. bank have been waived through January 1, 2008. The availability of the revolving line of credit and term loan was $5.5 million at September 30, 2006. The Company has issued $6.6 million in letters of credit that are collateralized by the cash and cash equivalents in an equal amount and are therefore restricted. In December 2006, the Company extended this line of credit until January 1, 2008. The renewal of the credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million and established a new $10.0 million term loan, collateralized by certain properties of the Company. The amendment also provided that the $6.6 million letter of credit previously collateralized by the Company's cash and cash equivalents and presented as restricted cash in the Company's consolidated balance sheet will be collateralized by the availability under the $6.7 million revolving credit facility thereby eliminating the cash restriction.

         Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $3.2 million at September 30, 2006. The credit facility is a term loan with quarterly interest payments and repayment of principal at the maturity date on December 31, 2007.

         The Company's convertible debt issuances (see Note 2) have restrictive covenants related to minimum cash balances, dividends and use of proceeds. The Company was in compliance with all restrictive covenants at September 30, 2006.

         The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $14.1 million) to Zoltek's Hungarian subsidiary that will partially provide the capital resources for use in modernizing its facility, establishing a research and development center there, and supporting a rapid buildup of manufacturing capacity for both acrylic fiber precursor raw material and carbon fiber increase. As of December 27, 2006, no amount has been funded under this program. The Company will present bank guarantee statements amounting to 120% of the total amount of the subsidy (3.4 billion
HUF) in order to be granted the full amount of the subsidy. To be entitled to apply for the subsidy, during the period between October 2008 and September 2013, the Company must achieve excess export revenues amounting to an average annual sum of HUF 21,698.6 million (approximately $105.5 million), must employ an average annual number of staff of 1,200 employees and must utilize regional suppliers for at least 45% of purchases.

Cash Used By Continuing Operating Activities
--------------------------------------------

         Operating activities provided $3.3 million of cash in fiscal year 2006 compared to cash used of $7.6 million in fiscal year 2005. The improvement was the result of increased operating income, excluding the effect non-recurring litigation charge related to the SP case, as sales and margins continue to increase offset by increases in receivables as the Company's sales grew significantly during fiscal 2006 and an increase in prepaid and other assets as the Company's VAT receivable increased related to expansion activities at its Hungarian facility. Other factors contributing to the improvement were a decrease in inventory due to sales of chopped and milled fiber and an increase in accounts payable due to timing of payments to vendors working on the expansion project in Hungary. The Company anticipates improving future cash flows from operations as it gains operating efficiency at the Abilene and Hungarian manufacturing facilities.

Cash Used In Discontinued Operating Activities
----------------------------------------------

         Net cash used in discontinued operating activities was $0.5 million for fiscal 2006 as compared to a usage of $1.5 million in 2005.

Cash Used In Investing Activities
---------------------------------

         Net cash used in investing activities for fiscal year 2006 was $47.4 million which consisted of capital expenditures and an increase in restricted cash of $6.6 million for letters of credit. These capital expenditures primarily related to the expansion of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products.

         Net cash used in investing activities for fiscal 2005 was $14.8 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines.

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

Cash Provided By Financing Activities
-------------------------------------

         Net cash provided by financing activities was $55.5 million and $23.9 million for the fiscal years ended 2006 and 2005, respectively. The various cash provided by financing activities is due to the various financing transactions described above.

Future Contractual Obligations
------------------------------
         In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2006. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Note 2 to the consolidated financial statements for discussion of the Company's debt agreements.

                                                                            LESS THAN                   4-5
                                                                  TOTAL       1 YEAR    1-3 YEARS      YEARS
                                                                ---------    -------    ---------     -------

Notes payable................................................... $ 3,293     $ 1,365     $ 1,928      $     -
Convertible debentures..........................................  53,205          -       20,700       32,505
Long-term debt, including current maturities....................   3,217                   3,217            -
                                                                 -------     -------     -------      -------
     Total debt.................................................  59,715       1,365      25,845       32,505
Operating leases................................................     231          58         173            -
                                                                 -------     -------     -------      -------
     Total debt and operating leases............................  59,946       1,423      26,018       32,505
Contractual interest payments (a)...............................  12,614       4,339       7,587          688
Accrued litigation cost (b).....................................  24,278      23,963           -            -
Purchase obligations (c)........................................   2,688       2,688           -            -
                                                                 -------     -------     -------      -------
     Total contractual obligations.............................. $99,526     $32,413     $33,605      $33,193
                                                                 =======     =======     =======      =======

        (a) Amounts represent the expected cash payment for interest on our debt.

        (b) Amount includes $21.8 million accrued for potential damages and litigation cost related to SP Systems case and $2.5 million related to other litigation costs as discussed in Note 8 to the consolidated financial statements.

        (c) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.

The future contractual obligations and debt could be reduced by up to $65.8 million in exchange for up to 4.0 million shares of common stock if all the convertible debt was converted.

                                                   CONVERSION              LESS THAN                    4-5
                                                      PRICE       TOTAL     1 YEAR      1-3 YEARS      YEARS
                                                   ----------   ---------   -------     ---------    --------

Total contractual obligation.......................             $ 99,526    $32,413     $ 33,605     $ 33,193

February 2003 issuance.............................  $ 3.25       (2,700)         -       (2,700)           -
September 2005 issuance............................   12.50       (3,000)         -       (3,000)           -
December 2005 issuance.............................   12.50      (15,000)         -      (15,000)           -
February 2006 issuance.............................   13.07      (10,000)         -            -      (10,000)
May 2006 issuance..................................   25.51      (20,000)         -            -      (20,000)
July 2006 issuance.................................   25.51       (2,505)         -            -       (2,505)
Interest payments..................................              (12,614)    (4,339)      (7,587)        (688)
                                                                --------    -------     --------     --------
     Total contractual obligations assuming
       conversion..................................             $ 33,707    $28,074     $  5,318     $      -
                                                                ========    =======     ========     ========

         As of December 26, 2006, the last reported sale price of the Company's common stock was $19.20 per share.

         Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. The Company believes that any damages should be limited to $21.1 million because the verdicts are duplicative. Zoltek Corporation is filing various post-trial motions. If such motions are unsuccessful, Zoltek Corporation intends to file an appeal with the U. S. Court of Appeals for the 8th Circuit seeking reversal or a new trial. Although the litigation process is inherently uncertain, the Company believes it has grounds for the judgment to be substantially reduced or, possibly, overturned entirely. Management, recognizing the judgment that has been rendered against the Company and the uncertainty surrounding the Company's planned appeals process, accrued $21.8 million during the fourth quarter in respect of the potential liability in this matter, which it believes is the best estimate of the liability associated with this obligation. This amount includes $21.1 million related to the aforementioned judgment and approximately $0.7 million related to legal fees. The Company has already incurred legal expenses of approximately $1.0 million. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations, financial condition and cash flows. The Company will be required to post a bond of approximately $40.0 million during the appeals process, or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. The Company has raised the funding necessary for the bond with a $10.0 million loan collateralized by certain real estate of the Company, a $10.0 million loan from the Company's Chief Executive Officer, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand.

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In

October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.3 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter. In July 2006, the Company was successful in its appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

         In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and an order to issue warrants to purchase 122,888 shares of the Company's common stock at various prices. To date the Company has not made payments of any portion of this obligation, although it posted an appeal bond in the amount of $6.6 million. During the second quarter of 2006, the Company accrued $0.5 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this claim. Management currently believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations. The Company is vigorously defending this matter and has filed counterclaims and an appeal.

CRITICAL ACCOUNTING ESTIMATES
-----------------------------

         Outlined below are accounting policies that Zoltek believes are key to a full understanding of the Company's operations and financial results. All of the Company's accounting policies are in compliance with U.S. generally accepted accounting principles ("GAAP").

ACCOUNTS RECEIVABLE COLLECTIBILITY

         The Company evaluates the collectibility of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivables was $0.3 million for 2006 and $0.7 million for 2005.

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

UNUSED CAPACITY COSTS

         Prior to fiscal 2005, the Company was not operating its Abilene, Texas facility at full capacity. As a result, the Company has elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $2.3 million, $4.5 million and $5.7 million for fiscal 2005, 2004 and 2003, respectively, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, the Company has resumed certain levels of manufacturing at Abilene so presentation of these costs separately from cost of goods sold was not included for fiscal 2006.

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

         We are subject to the jurisdiction of numerous tax authorities. Our operations in these different jurisdictions are generally taxed on income before taxes adjusted for various differences between tax law and GAAP accounting. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year. Our tax filings for various periods are subject to audit by the tax authorities in the jurisdictions in which we conduct business.

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 1 to the Company's Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. At September 30, 2006, the Company did not have any interest rate swap agreements outstanding.

         The Company views as long-term its investment in Zoltek Rt., which has a functional currency other than the U.S. dollar. As a result, Zoltek Rt. is exposed to foreign currency risks related to this investment. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Rt. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.'s functional currency, which is the Hungarian Forint. Hungary is not considered to be a highly inflationary or deflationary economy. As of September 30, 2006, the Company has a long-term loan with its Zoltek Rt. subsidiary of $60.1 million. The Company does not expect the loan to be repaid in the near future. In fact the Company expects the loan to increase as the Company continues to invest in the expansion of its carbon fiber operations at its Hungarian facility. As such, the Company considers this loan as a permanent investment. The Company could have unrealized gains or losses on the loan as the value of the Forint increases or decreases against the U.S. Dollar, which will be recognized through cumulative translation adjustment of equity until repayment occurs. In addition, Zoltek Rt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Rt. has debt that is denominated in foreign currencies other than the Hungarian Forint.

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which was $0.9 million and $13.7 million at September 30, 2006 and 2005 respectively. Any unrealized changes, which is an inverse relation to changes in the Company's stock price, in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Gain (Loss) on value of warrants and conversion feature." Since these gains and loss are non-cash in nature the Company does not expect to employ a type of hedging strategy related to these transactions.

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

         The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K, as amended, the Company's Chief Executive Officer and Chief Financial Officer concluded that various material weaknesses existed as of September 30, 2006.

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

/s/ Zsolt Rumy
-----------------
Zsolt Rumy
Chief Executive Officer
December 27, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Zoltek Companies, Inc.:

We have completed integrated audits of Zoltek Companies, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Zoltek Companies, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting
-----------------------------------------

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Zoltek Companies, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006 because the Company did not maintain effective controls over the accounting for inventory, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of September 30, 2006.

The Company did not maintain effective controls over the accounting for inventory, which resulted in the following material weaknesses.

     a) The Company did not maintain effective controls over the completeness and accuracy of physical inventory quantities. Specifically, the Company did not maintain effective controls to ensure that the Company's perpetual inventory records were appropriately updated for the results of cycle counts performed.

     b) The Company did not maintain effective controls over the accuracy and valuation of inventory. Specifically, effective controls were not designed and in place to (i) ensure the proper determination and review of inventory costing and valuation at period-end and (ii) perform the proper analysis and review of inventory manufacturing variances for capitalization at period-end.

     The control deficiencies described above could result in a misstatement of the Company's inventory and cost of goods sold accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Zoltek Companies, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Zoltek Companies, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 27, 2006

                                                   ZOLTEK COMPANIES, INC.
                                                 CONSOLIDATED BALANCE SHEET
                                  (Amounts in thousands, except share and per share data)

ASSETS                                                                                                   September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    2006             2005
                                                                                                  ---------        --------
Current assets:
     Cash and cash equivalents.................................................................   $  10,802        $    255
     Restricted cash...........................................................................       6,634               -
     Accounts receivable, less allowance for doubtful accounts of $729 and $718, respectively..      17,009          11,101
     Inventories...............................................................................      21,721          24,753
     Other current assets......................................................................       6,915           3,195
                                                                                                  ---------        --------
          Total current assets.................................................................      63,081          39,304

Property and equipment, net....................................................................     122,284          88,018

Other assets...................................................................................       2,319           3,107
                                                                                                  ---------        --------
          Total assets.........................................................................   $ 187,684        $130,429
                                                                                                  =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................   $   1,365        $    374
     Trade accounts payable....................................................................      11,935          13,267
     Notes payable.............................................................................           -             442
     Legal liability (see Note 8)..............................................................      21,835               -
     Accrued expenses and other liabilities....................................................       7,904           6,149
                                                                                                  ---------        --------
          Total current liabilities............................................................      43,039          20,232
Other long-term liabilities....................................................................          79             107
Value of warrants and beneficial conversion feature associated with convertible debt
  obligations..................................................................................         903          29,024
Long-term debt, less current maturities........................................................      32,002          40,421
                                                                                                  ---------        --------
          Total liabilities....................................................................      76,023          89,784
                                                                                                  ---------        --------
Commitments and contingencies (see Note 8)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued and outstanding........................................................           -               -
     Common stock, $.01 par value, 50,000,000 shares authorized,
        25,652,982 and 19,213,384 shares issued and outstanding in 2006 and 2005, respectively.         258             189
     Additional paid-in capital................................................................     287,299         148,982
     Accumulated other comprehensive loss......................................................     (14,389)        (12,821)
     Accumulated deficit ......................................................................    (161,507)        (95,705)
                                                                                                  ---------        --------

          Total shareholders' equity...........................................................     111,661          40,645
                                                                                                  ---------        --------
          Total liabilities and shareholders' equity...........................................   $ 187,684        $130,429
                                                                                                  =========        ========

                     The accompanying notes are an integral part of the consolidated financial statements.

                                                 ZOLTEK COMPANIES, INC.
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Amounts in thousands, except per share data)

                                                                                     Fiscal Year Ended September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                                  2006            2005            2004
                                                                                --------        --------        --------

Net sales...................................................................    $ 92,357        $ 55,377        $ 34,525
Cost of sales, excluding available unused capacity costs....................      69,994          52,809          29,137
Available unused capacity costs.............................................           -           2,347           4,466
Application and development costs...........................................       4,887           3,324           3,070
Litigation charge (see Note 8)..............................................      22,795               -               -
Selling, general and administrative expenses................................      10,356           4,523           3,393
                                                                                --------        --------        --------
     Operating loss from continuing operations..............................     (15,675)         (7,626)         (5,541)

Other income (expense):
     Interest expense, excluding amortization of financing fees, debt
       discount and beneficial conversion feature...........................      (2,645)         (2,960)         (3,429)
     Amortization of financing fees and debt discount.......................     (16,532)         (8,469)         (2,577)
     Loss on value of warrants and beneficial conversion feature............     (29,303)        (16,574)         (4,920)
     Interest income........................................................         281               2              21
     Other, net.............................................................      (1,003)         (1,876)           (213)
                                                                                --------        --------        --------
         Loss from continuing operations before income taxes................     (64,877)        (37,503)        (16,659)
Income tax expense..........................................................         888             708             434
                                                                                --------        --------        --------
Net loss from continuing operations.........................................     (65,765)        (38,211)        (17,093)
                                                                                --------        --------        --------

Discontinued operations:
     Operating loss, net of taxes...........................................        (187)         (2,182)         (5,055)
     Gain (loss) on disposal of discontinued operation, net of taxes........         150               -            (659)
                                                                                --------        --------        --------
         Net loss on discontinued operations, net of taxes..................         (37)         (2,182)         (5,714)
                                                                                --------        --------        --------
Net loss....................................................................    $(65,802)       $(40,393)       $(22,807)
                                                                                ========        ========        ========

Net loss per share:

     Basic and diluted loss per share:
            Continuing operations...........................................    $  (2.91)       $  (2.12)       $  (1.04)
            Discontinued operations.........................................       (0.00)          (0.12)          (0.35)
                                                                                --------        --------        --------
                Total.......................................................    $  (2.91)       $  (2.24)       $  (1.39)
                                                                                ========        ========        ========

Weighted average common shares outstanding - basic and diluted...............     22,575          18,050          16,372

                  The accompanying notes are an integral part of the consolidated financial statements.

                                                          ZOLTEK COMPANIES, INC.
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         (Amounts in thousands)

                                        Total Share-              Add'l     Accumulated Other
                                          holders'    Common     Paid-In      Comprehensive     Treasury Accumulated   Comprehensive
                                           Equity     Stock      Capital      Income (Loss)      Stock     Deficit     Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003...........    $ 64,516     $163      $109,290        $(12,432)      $     -   $ (32,505)

Net loss..............................     (22,807)                                                         (22,807)     $(22,807)
Foreign currency translation
  adjustment..........................       2,287                                  2,287                                   2,287
                                                                                                                         --------
     Comprehensive loss...............                                                                                   $(20,520)
                                                                                                                         ========
Exercise of stock options
  and warrants........................         234        -           234
                                          --------     ----      --------        --------       -------   ---------
Balance, September 30, 2004...........      44,230      163       109,524         (10,145)            -     (55,312)

Net loss..............................     (40,393)                                                         (40,393)     $(40,393)
Foreign currency translation
  adjustment..........................      (2,676)                                (2,676)                                 (2,676)
                                                                                                                         --------
     Comprehensive loss...............                                                                                   $(43,069)
                                                                                                                         ========
Value of warrants and conversion
  feature at time of conversion.......      26,845                 26,845
Unamortized value of convertible debt
  discount at time of conversion......      (5,463)                (5,463)
Warrants exercised....................       2,525        3         2,522
Value of warrants and beneficial
  conversion feature issued
  with convertible debt...............       2,303                  2,303
Convertible debt converted............      13,161       22        13,139
Interest paid in stock................          92                     92
Issuance cost related to convertible
  debt conversions....................        (401)                  (401)
Exercise of stock options.............         422        1           421
                                          --------     ----      --------        --------       -------   ---------
Balance, September 30, 2005...........      40,645      189       148,982         (12,821)            -     (95,705)

Net loss..............................     (65,802)                                                         (65,802)     $(65,802)

Foreign currency translation
  adjustment..........................      (1,568)                                (1,568)                                 (1,568)
                                                                                                                         --------
Comprehensive loss....................                                                                                   $(67,370)
                                                                                                                         ========
Value of warrants and conversion
  feature at time of conversion.......      57,451                 57,451
Unamortized value of convertible debt
  discount at time of conversion......     (10,165)               (10,165)
Warrants exercised....................      10,456       17        10,439
Value of warrants and beneficial
  conversion feature issued
  with convertible debt...............      30,992                 30,992
Convertible debt converted............      47,308       47        47,261
Issuance cost related to convertible
  debt conversions....................      (1,403)                (1,403)
Stock option awards...................         969                    969
Exercise of stock options.............       2,778        5         2,773
                                          --------     ----      --------        --------       -------   ---------
Balance, September 30, 2006...........    $111,661     $258      $287,299        $(14,389)      $     -   $(161,507)
                                          ========     ====      ========        ========       =======   =========

                       The accompanying notes are an integral part of the  consolidated financial statements.

                                                ZOLTEK COMPANIES, INC.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Amounts in thousands)

                                                                                    Fiscal Year Ended September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                                    2006          2005          2004

Cash flows from operating activities:
     Net loss..............................................................       $(65,802)     $(40,393)     $(22,807)
     Net loss from discontinued operations.................................             37         2,182         5,714
                                                                                  --------      --------      --------
     Net loss from continuing operations...................................        (65,765)      (38,211)      (17,093)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization.....................................          5,853         5,142         5,462
         Amortization of financing fees, debt discount and beneficial
           conversion feature..............................................         16,532         8,469         2,577
         Loss on value of warrants and beneficial conversion feature.......         29,303        16,574         4,920
         Litigation charge.................................................         21,835             -             -
         Foreign currency transaction losses...............................              -             -           128
         Share based compensation expense..................................            969             -             -
         Other, net........................................................              -           117           (38)
         Changes in assets and liabilities:
              Increase in accounts receivable..............................         (6,772)       (1,276)       (4,537)
              (Increase) decrease in inventories...........................          2,318           (10)         (505)
              (Increase) decrease in prepaid expenses and other assets.....         (3,686)         (793)          169
              Increase in trade accounts payable...........................            658         2,828         2,644
              Increase (decrease) in accrued expenses and other liabilities          2,035           (69)       (1,777)
              Decrease in other long-term liabilities......................            (25)         (366)           (1)
                                                                                  --------      --------      --------
     Net cash provided by (used in) continuing operations..................          3,255        (7,595)       (8,051)
     Net cash provided by (used in) discontinued operations................           (450)       (1,505)          833
                                                                                  --------      --------      --------
Net cash provided by (used in) operating activities........................          2,805        (9,100)       (7,218)
                                                                                  --------      --------      --------

Cash flows from investing activities:
     Purchases of property and equipment...................................        (40,795)      (14,765)       (5,919)
     Proceeds from sale of property and equipment..........................              -             1           137
     Change in cash restricted for letters of credit.......................         (6,634)            -             -
                                                                                  --------      --------      --------
  Net cash used in continuing operations...................................        (47,429)      (14,764)       (5,782)
  Net cash used in discontinued operations.................................            (11)          (26)          (90)
                                                                                  --------      --------      --------
Net cash used in investing activities......................................        (47,440)      (14,790)       (5,872)
                                                                                  --------      --------      --------

Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants..................         13,234         2,947           255
     Proceeds from issuance of convertible debt............................         47,505        45,000        12,750
     Proceeds from issuance of notes payable...............................              -             -        12,581
     Proceeds from issuance of note payable to related party...............              -             -         1,400
     Payment of financing fees.............................................         (1,541)       (1,693)       (1,249)
     Repayment of notes payable and long-term debt.........................         (3,744)      (22,349)      (11,811)
     Repayment of note payable to related party............................              -             -        (1,400)
                                                                                  --------      --------      --------
Net cash provided by financing activities..................................         55,454        23,905        12,526
                                                                                  --------      --------      --------
Effect of exchange rate changes on cash....................................           (272)          (26)           (7)
                                                                                  --------      --------      --------
Net increase (decrease) in cash and cash equivalents.......................         10,547           (12)         (571)
Cash and cash equivalents at beginning of year.............................            255           267           838
                                                                                  --------      --------      --------
Cash and cash equivalents at end of year...................................       $ 10,802      $    255      $    267
                                                                                  ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Net cash paid during the year for:
     Interest..............................................................       $  3,793      $  3,679      $  3,436
     Income taxes..........................................................            888           708           434
Non-cash conversion of convertible securities..............................         47,308        13,161             -


                 The accompanying notes are an integral part of the consolidated financial statements.

                           ZOLTEK COMPANIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

         Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Rt., and Engineering Technology Corporation ("Entec Composite Machines"). Unless the context otherwise indicates, the words "we", "our", "us", and similar terms, as well as "Company" and "Zoltek", refer to Zoltek and all of its subsidiaries. Zoltek Corporation ("Zoltek") develops, manufactures and markets carbon fibers, a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Rt. manufactures and markets carbon fibers and manufactures precursor raw material used in production of carbon fibers. During the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue and exit the CMC division of Zoltek Rt. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue and sell its Netlon division and exit its Danamid Granules division of Zoltek Rt. These divisions are not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company transactions and balances have been eliminated upon consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

REVENUE RECOGNITION

         Sales transactions are initiated through customer purchase order or sales agreement which includes fixed pricing terms. The Company recognizes sales for manufactured products on the date title to the sold product transfers to the customer, which is either the shipping date or the date consumed by the customer if sold on consignment. Revenues generated by Entec Composite Machines are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date which include change orders, revisions to estimates and provisions for anticipated losses on contracts. Entec Composite Machines earned revenue of $4.1 million for fiscal 2006. Manufactured products are accepted prior to shipment and thus an allowance for returns is not accrued as historical returns have not been material. The Company reviews its accounts receivable on a quarterly basis to identify any specific customers for collectibility issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations.

CONCENTRATION OF CREDIT RISK

         Zoltek's carbon fiber products are primarily sold to customers in the composite industry and its technical fibers are primarily sold to customers in the aerospace industries. Entec Composite Machines' products are primarily sold in the composite industry. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

         In the fiscal years ended September 30, 2006 and 2005, the Company reported sales of $19.0 million and $9.0 million, respectively, to a wind blade manufacturer which was the only customer that represented greater than 10% of the Company's total consolidated revenues.

CASH AND CASH EQUIVALENTS

         Cash equivalents, include certificates of deposit and overnight repurchase agreements, all of which have initial maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The

Company places its temporary cash investments with high credit quality financial institutions, however, at times such investments may be in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $100,000 for U.S. Banks. As of September 30, 2006 and 2005, the Company had approximately $16.7 million and $21,000 in excess of FDIC insured limits, respectively.

INVENTORIES

         Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method ("FIFO"). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $1.3 million and $3.1 million as of September 30, 2006 and 2005, respectively, to reduce the carrying value of inventories to a net realizable value. No material increases to the reserve were required in the current year. The reserves were established primarily due to industry overcapacity conditions for certain carbon fiber products in prior years.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures to improve the asset or extend the useful life are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. The Company capitalized interest of $3.1 million during fiscal 2006 and $1.2 million during fiscal 2005 related to its carbon fiber capacity expansion in Hungary. The Company did not capitalize interest in fiscal 2004. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

         The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

             Buildings and improvements......................10 to 30 years
             Machinery and equipment.........................3 to 20 years
             Furniture and fixtures..........................7 to 10 years
             Computer hardware and software..................2 to 5 years

         Depreciation expense was $5.9 million, $5.1 million, and $5.5 million for fiscal years ended 2006, 2005 and 2004, respectively.

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment of long-lived assets existed as of fiscal year end.

FOREIGN CURRENCY TRANSLATION

         The consolidated balance sheet of the Company's international subsidiary, Zoltek Rt., was translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Rt. are included in the results of operations in other expenses.

FINANCIAL INSTRUMENTS

         The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2006 and 2005.

         The Company has debt obligations that bear interest at a variable rate. The carrying value of debt with a variable rate approximated its fair value at September 30, 2006 and 2005.

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounted for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which was $0.9 million and $29.0 million at September 30, 2006 and 2005, respectively.

APPLICATION AND DEVELOPMENT EXPENSES

         The Company is actively pursuing the development of a number of applications for the use of its carbon fibers and related products. The Company is currently party to several developmental agreements with various prospective users of these products for the purpose of accelerating the development of various carbon fiber applications. Additionally, the Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $4.9 million, $3.3 million and $3.1 million for the years ended September 30, 2006, 2005 and 2004. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses will be incurred in future periods.

INCOME TAXES

         The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against certain deferred tax assets when realization of those assets are not considered to be more likely than not. Certain tax disclosures as of and for the year ended September 30, 2005, as reflected in Note 6 - Income Taxes, have been revised in relation to previously reported amounts to correct typographical and clerical errors.

EARNINGS PER SHARE

         In accordance with SFAS No. 128, "Earnings per Share," the Company calculates diluted earnings per share including the impact of the Company's potential stock equivalents. The Company has outstanding stock options, warrants and convertible debt at September 30, 2006 and 2005 which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.3 million shares for fiscal 2006 and 6.6 million shares for fiscal 2005 would have been included in the Company's diluted earnings per share calculation. Certain tax disclosures as of and for the year ended September 30, 2005, as reflected in Note 6 - Income Taxes, have been revised in relation to previously reported amounts to correct typographical and clerical errors.

RECENT ACCOUNTING PRONOUNCEMENT

         EITF Issue No. 05-2 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. All the Company's current debt issuances complied with EITF Issue No. 05-2. Accordingly, the adoption had no material impact on the Company's financial statements.

         EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," will be effective for fiscal year ending September 2007. The Company does have convertible debt with beneficial conversion features. However, the Company currently has a large net operating loss carryforward which would offset any deferred tax liability arising from the book to tax difference in treatment of the beneficial conversion feature.

         FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments,", issued in February 2006, addresses issues on the evaluation of beneficial interests issued in securitization transactions under Statement 133. The FASB staff interim guidance in this Implementation Issue remains effective for instruments recognized prior to the effective date of Statement 155. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's fiscal year ending September 30, 2007. The Company believes this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

         On July 13, 2006, FASB released its final interpretation on uncertain tax positions, FIN 48, "Accounting for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2006, for both public and non-public companies. The Company is currently evaluating this guidance for its potential effects on current tax provisions.

         FASB statement No. 157 "Fair Value Measurements", issued in September of 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

         FASB statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", was issued in September of 2006. It requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through its income statement. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not currently participate in defined benefit pension plans or other postretirement plans.

         In September 2006, the U.S. Securities and Exchange commission (SEC) issued Staff Accounting Bulletin No. 108, "Quantifying Financial Statement Misstatements" (SAB 108), which provides interpretive guidance on how registrants should quantify misstatements when evaluating the materiality of financial statement errors. SAB 108 also provides transition accounting and disclosure guidance for situations in which a material error existed in prior period financial statements by allowing companies to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for the Company in fiscal 2007. The Company does not expect the adoption of SAB 108 will have a material impact on the consolidated financial statements.

2.       FINANCING TRANSACTIONS
------------------------------------------------------------------------------

Fiscal 2007 Financing Activity
------------------------------

         The Company will be required to post a bond related to the SP
Systems case of approximately $40.0 million during the appeals process, or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. The Company has raised the funding necessary for the bond with a $10.0 million loan collateralized by certain real estate of the Company at an interest rate of 7.5% with a due date of January 1, 2008, a $10.0 million loan from the Company's Chief Executive Officer, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand. The Company issued the existing institutional shareholders an additional 827,789 warrants at an exercise price of $28.06 with a six-year life in exchange for the institutional shareholders agreement to exercise the aforementioned warrants. As of the date of this filing, the Company has executed an agreement with their bank for the $10.0 million term loan, the warrants have been exercised and the Company's Chief Executive Officer has loaned the Company $10.0 million with a financial interest rate of the Cost of Funds due January 2, 2008. No covenants are associated with the $10.0 million term loan from the bank or the $10.0 million term loan from the Company's Chief Executive Officer. Additionally, the $10.0 million term loan to the bank is guaranteed by the Company's Chief Executive Officer. This guarantee will remain in place until certain conditions of the credit agreement are fulfilled, primarily, the delivery of appraisals related to the real estate properties collateralized by the term loan.

Fiscal 2006 Financing Activity
------------------------------

          During the fiscal year ended September 30, 2006, the investors converted $47.3 million principal and interest amount of the convertible debt privately placed in the February 2003, October 2004, February 2005 and September 2005 issuances into 4,738,486 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 and February 2005 issuances, which was valued at $57.5 million and offset by a reduction to equity of $10.2 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company reclassified the unamortized deferred financing cost of $1.4 million related to these issuances into additional paid-in capital. The February 2005 issuance also had a beneficial conversion feature, of which $6.8 million was unamortized at the time of conversion and was recorded as an expense into amortization of financing fees and debt discount. Subsequent to these conversions, the October 2004 and February 2005 issuances have been fully converted into the Company's common stock.

         In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by the carbon fiber assets of the Company's Hungarian subsidiary.

         The closing on September 30, 2005 included a draw down of $5.0 million. The borrowing matures 42 months from the closing date and bears interest at a fixed rate of 7.5% annum. The debentures are convertible into Zoltek common stock of 400,000 shares at a conversion price of $12.50 per share. The debentures were issued with five-year warrants that give holders the right to purchase up to 140,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.0 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In December 2005, the Company issued convertible debentures in the aggregate principal amount of $15.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into 1,200,000 shares of Zoltek common stock at a conversion price of $12.50 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 420,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.9 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In February 2006, the Company issued convertible debentures in the aggregate principal amount of $10.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into 765,110 shares of Zoltek common stock at a conversion price of $15.16 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 267,789 shares of Zoltek common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $4.6 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In May 2006, the Company issued convertible debentures in the aggregate principal amount of $20 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 784,006 shares of Zoltek common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 274,406 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $17.1 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In July 2006, the Company issued convertible debentures in the aggregate principal amount of $2.5 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 98,000 shares of Zoltek common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 34,370 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.7 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 294,002 shares of Zoltek common stock at a conversion price of $25.51 per share. The

Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share.

         As part of the amended financing agreement, Zoltek reduced the conversion price on its outstanding convertible debt in the aggregate principal amount of $20.0 million issued in October 2004 from $12.00 to $9.50 per share, with the requirement that conversion take place within 30 days of the December closing. In connection with the April 2006 amendment, the investors converted the $20.0 million convertible notes previously issued in February 2005 into approximately 1,000,000 shares of common stock and exercised associated warrants for 1,052,000 shares related to October 2004 and February 2005 issuances. The Company also issued the investors up to 111,113 shares of common stock at an exercise price of $.01 per share. The fair value of the $0.01 per share warrants at the time of issuance was $3.3 million and was expensed in amortization of financing fees and debt discount during the third quarter of 2006.

         In December 2006, the Company extended this line of credit until January 1, 2008. The credit facility consists of a revolving credit and term loan with maximum available borrowings of $5.5 million of which $1.7 million and $5.5 million were available as of September 30, 2005 and June 30, 2006, respectively. The Company is utilizing the proceeds of the $60.0 million financing package to support its previously announced capacity expansion program. The Company believes this is sufficient to fund near-term liquidity needs but its capacity expansion plans for fiscal 2007 and beyond will require additional debt and equity financing.

Fiscal 2005 Financing Activity
------------------------------

         During the quarter ended March 31, 2005, the investors converted $13.0 million of convertible debt issued in January and March 2004 into 2,230,011 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million, offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount.

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

         In October 2004, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at 7.5% per annum and were initially convertible into 1,666,666 shares of common stock at a conversion price of $12.00 per share. In connection with the September 2005 issuance the conversion price was adjusted to $9.50 per share, resulting in the potential issuance of 2,105,263 shares upon conversion. The Company also issued to the investors six-year warrants to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $13.00 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $10.2 million and was being amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to reduce existing Hungarian bank debt by $12.0 million and the balance for working capital purposes which allowed the Company to refinance the remaining Hungarian bank debt to a three-year term loan for $3.0 million with no financial covenants going forward. These convertible debentures and warrants have been converted into and exercised for the Company's common stock during 2006.

Fiscal 2004 Financing Activity
------------------------------

         In January 2004, the Company issued and sold convertible debentures in the aggregate principal amount of $7.0 million to institutional private equity and other investors (including $250,000 to each of Mr. Rumy and Mr. McDonnell who were then members of the Company's Board of Directors). The convertible debentures have a stated maturity of 30 months and bear interest at 6% per annum and are convertible into 1,295,954 shares of common stock at the date of issuance at a conversion price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The Company also issued to the investors five-year warrants to purchase an aggregate of 323,994 shares of common stock of the Company at an exercise price of $5.40 per share for each investor other than Messrs. Rumy and McDonnell and $5.42 per share for each of Messrs. Rumy and McDonnell. The fair value of the debt discount associated with the warrants and the conversion feature, at the time of issuance, was $3.0 million and will be amortized over the life of the convertible debt. Proceeds from the issuance of these convertible debentures were used for working capital purposes.

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

         Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants as of December 20, 2006:

                         CONVERTIBLE DEBT ISSUANCES FISCAL 2003 THROUGH FISCAL 2005
                         ----------------------------------------------------------

                                          FEBRUARY    JANUARY    MARCH    OCTOBER    FEBRUARY    SEPTEMBER
                                           2003(1)     2004      2004       2004       2005        2005(1)
                                           ----        ----      ----       ----       ----        ----
Amount of debenture (millions)......      $8.1       $7.0       $5.75      $20.0       $20.0       $5.0
Per share conversion price on
  debenture.........................      $3.25      $5.40      $6.25      $12.00      $20.00      $12.50
Interest rate.......................      7.0%       6.0%       6.0%       7.0%        7.5%        7.5%
Term of debenture...................      60 months  30 months  30 months  42 months   42 months   42 months
Warrants issued.....................      405,000    323,995    230,000    500,000     457,142     140,000
Term of warrants....................      60 months  48 months  48 months  72 months   48 months   60 months
Per share exercise price of
  warrants..........................      $5.00      $5.40      $7.50      $13.00      $17.50      $14.50
Fair value per warrant at
  issuance..........................      $0.93      $2.27      $5.43      $6.02       $10.47      $9.34
Value per share conversion
  feature at issuance...............      $3.11      $1.78      $5.06      $4.31       $10.47      $9.91
Stock price on date of agreement....      $1.58      $5.40      $9.53      $9.60       $16.68      $13.15
Stock volatility at issuance........      100%       50%        61%        75%         84%         205%
Dividend yield......................      0.0%       0.0%       0.0%       0.0%        0.0%        0.0%
Risk-free interest rate at issuance.      3.0%       2.78%      2.44%      3.71%       3.46%       4.25%
Converted...........................      Partial    Yes        Yes        Yes         Yes         Partial
Warrants exercised..................      Partial    Yes        Yes        Yes         Yes         Yes

                         CONVERTIBLE DEBT ISSUANCES FISCAL 2006 THROUGH FISCAL 2007
                         ----------------------------------------------------------

                                          DECEMBER    FEBRUARY     MAY        JULY     OCTOBER
                                           2005(1)     2006(1)    2006(1)    2006(1)    2006(1)
                                           ----        ----       ----       ----       ----
Amount of debenture (millions)......      $15.0      $10.0      $20.0      $2.5        $7.5
Per share conversion price on
  debenture.........................      $12.5      $13.07     $25.51     $25.51      $25.51
Interest rate.......................      7.5%       7.5%       7.5%       7.5%        7.5%
Term of debenture...................      42 months  42 months  42 months  42 months   42 months
Warrants issued.....................      420,000    267,789    274,406    34,370      102,835
Term of warrants....................      60 months  60 months  60 months  60 months   60 months
Per share exercise price of
  warrants..........................      $14.50     $15.16     $28.06     $28.06      $28.06
Fair value per warrant at
  issuance..........................      $5.92      $10.56     $26.03     $23.89      $22.13
Value per share conversion
  feature at issuance...............      $10.72     $10.20     $18.80     $19.21      $19.57
Stock price on date of agreement....      $8.80      $13.99     $32.25     $29.28      $26.81
Stock volatility at issuance........      96%        99%        106%       111%        117%
Dividend yield......................      0.0%       0.0%       0.0%       0.0%        0.0%
Risk-free interest rate at issuance.      4.28%      4.28%      4.88%      4.88%       4.65%
Converted...........................      No         No         No         No          No
Warrants exercised..................      Yes        Yes        No         No          No

-------------------
(1) The warrants issued in connection with the February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features do not require derivative accounting. The September 2005, February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Warrant and Conversion Features
-------------------------------

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. Since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives were reflected in the consolidated statement of operations as "Gain (loss) on value of warrants and conversion feature." The Company accounted for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock." The gain or loss related to these securities is based on changes in the Company's stock price during the period. As the Company's stock price increased the value of the derivative security increased, therefore the Company recorded a loss. As the Company's stock price decreased the value of the derivative security decreased, therefore the Company recorded a gain. When the convertible security was converted, the underlying liability of derivative was removed from long-term debt and recorded as an increase to the Company's equity. As a result of the above-described amendment of the convertible debt financing package in April 2006 and the transactions contemplated thereby, the derivative accounting treatment described above was terminated in the quarter ended June 30, 2006. See table below for impact on the financial results for the year-end financial results ended September 30, 2006, 2005 and 2004 (amounts in thousands).

                                                                  FISCAL YEAR ENDED SEPTEMBER 30, 2006
                                                                  ------------------------------------
                                                                               CONVERSION
                                                                  WARRANTS      FEATURES         TOTAL
                                                                  --------      --------         -----
         January 2004 issuance - mark to market ................ $  (1,413)     $       -      $  (1,413)
         March 2004 issuance - mark to market ..................      (730)             -           (730)
         October 2004 issuance - mark to market.................    (2,902)        (5,671)        (8,573)
         February 2005 issuance - mark to market................    (1,788)       (16,799)       (18,587)
                                                                 ---------      ---------      ---------
                  Loss on value of warrants and
                    conversion feature.......................... $  (6,833)     $ (22,470)     $ (29,303)
                                                                 =========      =========      =========

                                                                   FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                                                   ------------------------------------
                                                                                CONVERSION
                                                                  WARRANTS       FEATURES        TOTAL
                                                                  --------       --------        -----
         January 2004 issuance - mark to market ................ $  (1,083)     $  (8,164)     $  (9,247)
         February 2004 issuance - mark to market................      (775)        (5,684)        (6,459)
         October 2004 issuance - mark to market.................    (2,025)        (3,958)        (5,983)
         February 2005 issuance - mark to market................     1,172          3,943          5,115
                                                                 ---------      ---------      ---------
                  Loss on value of warrants and
                    conversion feature.......................... $  (2,711)     $ (13,863)     $ (16,574)
                                                                 =========      =========      =========

                                                                   FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                                                   ------------------------------------
                                                                               CONVERSION
                                                                  WARRANTS      FEATURES         TOTAL
                                                                  --------      ---------        -----
         January 2004 issuance - mark to market ................ $  (1,109)     $  (4,039)     $  (5,148)
         February 2004 issuance - mark to market................        18            210            228
                                                                 ---------      ---------      ---------

                  Loss on value of warrants and
                    conversion feature.......................... $  (1,091)     $  (3,829)     $  (4,920)
                                                                 =========      =========      =========


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

         The February 2005, February 2006, May 2006 and July 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the Company's market price of common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company's income statement. If the convertible security is converted prior to the redemption date, the unamortized balance is recorded in expense at the time of conversion. During the third quarter of fiscal 2006, the February 2005 issuance, which had a beneficial conversion feature, was converted and the Company recorded an expense $5.0 million for the unamortized portion on the beneficial conversion feature which is included in amortization of financing fees and debt discount in the statement of operations.

         See the table below for impact of amortization of financing fees and debt discount on the financial results for the fiscal year 2006, 2005 and 2004 (amounts in thousands).

                                                                   FISCAL YEAR ENDED SEPTEMBER 30, 2006
                                                                   ------------------------------------
                                                                                CONVERSION
                                                                  WARRANTS       FEATURES        TOTAL
                                                                  --------       --------        -----
October 2004 issuance........................................... $     204      $     400      $     604
February 2005 issuance..........................................       834          7,830          8,664
September 2005 issuance.........................................       906              -            906
December 2005 issuance..........................................       548              -            548
February 2006 issuance..........................................       312            694          1,006
May 2006 issuance...............................................     3,524            332          3,856
July 2006 issuance..............................................        28             34             62
                                                                 ---------      ---------      ---------
                                                                 $   6,356      $   9,290      $  15,646
                                                                 =========      =========      =========
         Deferred financing costs...............................                                     886
                                                                                               ---------
         Total..................................................                               $  16,532
                                                                                               =========

                                                                   FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                                                   ------------------------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
January 2004 issuance........................................... $     458      $       -      $     458
March 2004 issuance.............................................       863              -            863
October 2004 issuance...........................................       973          1,902          2,875
February 2005 issuance..........................................       850          1,892          2,742
                                                                 ---------      ---------      ---------
                                                                 $   3,144      $   3,794      $   6,938
                                                                 =========      =========      =========
         Deferred financing costs...............................                                   1,531
                                                                                               ---------
         Total..................................................                               $   8,469
                                                                                               =========


                                                                   FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                                                   ------------------------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
January 2004 issuance........................................... $     903      $       -      $     903
March 2004 issuance.............................................     1,150              -          1,150
                                                                 ---------      ---------      ---------

                                                                 $   2,053      $       -      $   2,053
                                                                 =========      =========      =========
         Deferred financing costs...............................                                     524
                                                                                               ---------
         Total..................................................                               $   2,577
                                                                                               =========

         The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

                                                                          SEPTEMBER 30, 2006
                                                                          ------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
September 2005 issuance......................................... $   1,003      $       -      $   1,003
December 2005 issuance..........................................     1,894              -          1,894
February 2006 issuance..........................................     2,278          2,343          4,621
May 2006 issuance...............................................     6,899         10,187         17,086
July 2006 issuance..............................................       791            952          1,743
                                                                 ---------      ---------      ---------
                                                                 $  12,865      $  13,482         26,347
                                                                 =========      =========      =========
     Debt acquisition cost and financing fees...................                                   1,582
                                                                                               ---------
         Total..................................................                               $  27,929
                                                                                               =========


                                                                           SEPTEMBER 30, 2005
                                                                           ------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
March 2004 issuance............................................. $   2,476      $   4,841      $   7,317
October 2005 issuance...........................................       724          1,612          2,336
September 2005 issuance.........................................    12,513              -         12,513
                                                                 ---------      ---------      ---------
                                                                 $  15,713      $   6,453         22,166
                                                                 =========      =========      =========
     Debt acquisition cost and financing fees...................                                   2,315
                                                                                               ---------
         Total..................................................                               $  24,481
                                                                                               =========


3.       DISCONTINUED OPERATIONS
------------------------------------------------------------------------------

         During the fourth quarter of fiscal 2004, the Company discontinued the nylon fiber operation and the acrylic textile business of Zoltek Rt. During the fourth quarter of fiscal 2005, the Company discontinued the CMC operation of Zoltek Rt. These divisions were deemed not to be part of the long-term strategy of the Company and not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The wind-down of nylon fiber and acrylic textile product lines was substantially completed by February 1, 2005, and the CMC operation was shut down at September 30, 2005. The Company is utilizing a portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactures thermoplastic components. The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two divisions have been reclassified to discontinued operations. Corporate headquarters costs were allocated to these businesses as they were part of continuing operations in 2004 and 2005, but were not allocated in 2006. Collectively, these businesses previously comprised the Specialty Products segment and were disclosed as such. Certain information with respect to the discontinued operations of the textile acrylic, nylon fibers and CMC divisions for the fiscal years 2006, 2005 and 2004 is summarized as follows (amounts in thousands):

                                                                   2006            2005           2004
                                                                 ---------      ---------      ---------
         Net sales..........................................     $   4,964      $  13,008      $  27,093
         Cost of sales......................................         4,369         11,424         26,572
                                                                 ---------      ---------      ---------
              Gross profit .................................           595          1,584            521
         Selling, general and administrative expenses.......          (383)        (3,735)        (5,820)
                                                                 ---------      ---------      ---------
              Gain (loss) from operations...................           212         (2,151)        (5,299)
         Other income (loss)................................          (399)           (31)           244
                                                                 ---------      ---------      ---------
              Net loss from operations......................          (187)        (2,182)        (5,055)
         Gain (loss) on disposal of discontinued operations.           150              -           (659)
                                                                 ---------      ---------      ---------
         Loss on discontinued operations....................     $     (37)     $  (2,182)     $  (5,714)
                                                                 =========      =========      =========

4.       INVENTORIES
------------------------------------------------------------------------------

Inventories consist of the following (amounts in thousands):

                                                                       SEPTEMBER 30,
                                                                   2006           2005
                                                                 ---------      ---------
         Raw materials......................................     $  14,306      $  13,072
         Work-in-process....................................         1,750            430
         Finished goods.....................................         5,142         10,438
         Supplies and other.................................           523            813
                                                                 ---------      ---------
                                                                 $  21,721      $  24,753
                                                                 =========      =========

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $1.3 million and $3.1 million as of September 30, 2006 and 2005, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to industry overcapacity for certain carbon fiber products in prior years.

5.       PROPERTY AND EQUIPMENT
------------------------------------------------------------------------------

Property and equipment consists of the following (amounts in thousands):

                                                                      SEPTEMBER 30,
                                                                   2006           2005
                                                                 ---------      ---------
Land........................................................     $   1,674      $   1,706
Buildings and improvements..................................        50,887         32,744
Machinery and equipment.....................................       102,673         87,877
Furniture, fixtures and software............................         5,534          5,493
Construction in progress....................................        17,297         10,842
                                                                 ---------      ---------
                                                                   178,065        138,662
Less:  accumulated depreciation.............................       (55,781)       (50,644)
                                                                 ---------      ---------
                                                                 $ 122,284      $  88,018
                                                                 =========      =========

         During 2004 and 2005, the Company was not operating its Abilene, Texas facility at full capacity. As a result, the Company elected to categorize certain costs related to these idle assets as unused capacity costs. Such costs totaled $2.3 million and $4.5 million for fiscal 2005 and 2004, and include depreciation and other overhead expenses associated with unused capacity. The unused capacity costs are presented as an operating item on the Company's consolidated statement of operations. As discussed above, the Company has resumed certain levels of manufacturing at this facility during fiscal 2005. With the reactivation of the Abilene plant, unused capacity costs were fully absorbed in ongoing production fiscal 2006.

6.       INCOME TAXES
------------------------------------------------------------------------------

         The components of income tax expense (benefit) for the fiscal years ended September 30, 2006, 2005 and 2004 are as follows (amounts in thousands):

                                                                   2006           2005           2004
                                                                 ---------      ---------      ---------
From continuing operations:
     Current:
         Federal.....................................            $       -      $       -      $       -
         State.......................................                    -              -              -
         Non-U.S. ...................................                2,258            708            434
                                                                 ---------      ---------      ---------
                                                                     2,258            708            434
                                                                 ---------      ---------      ---------
     Deferred:
         Federal.....................................                    -              -              -
         State.......................................                    -              -              -
         Non-U.S.....................................               (1,370)             -              -
                                                                 ---------      ---------      ---------
                                                                    (1,370)             -              -
                                                                 ---------      ---------      ---------
              Total Continuing Operations............            $     888      $     708      $     434
                                                                 =========      =========      =========



                                                                   2006           2005           2004
                                                                 ---------      ---------      ---------
From discontinued operations:
     Current:
         Federal.....................................            $       -      $       -      $       -
         State.......................................                    -              -              -
         Non-U.S.....................................                    -              -              -
                                                                 ---------      ---------      ---------
                                                                         -              -              -
                                                                 ---------      ---------      ---------
     Deferred:
         Federal.....................................                    -              -              -
         State.......................................                    -              -              -
         Non-U.S.....................................                    -              -              -
                                                                 ---------      ---------      ---------
              Total Discontinued Operations..........                    -              -              -
                                                                 ---------      ---------      ---------
              Total .................................            $     888      $     708      $     434
                                                                 =========      =========      =========

         Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax asset at September 30 are as follows (amounts in thousands):

                                                                                  2006            2005
                                                                                ---------      ---------
     Tax effect of regular net operating loss carry-forwards - US............   $  38,807      $  23,758
     Tax effect of regular net operating loss carry-forwards - Foreign.......       2,447          4,031
     Valuation allowance on net operating loss carry-forwards - US...........     (33,132)       (18,899)
     Valuation allowance on net operating loss carry-forwards - Foreign......      (1,085)        (2,979)
     Tax effect of capital loss - US.........................................           -            523
     Valuation allowance on capital loss - US................................           -           (523)
     Depreciation - US.......................................................      (5,824)        (5,029)
     Depreciation - Foreign..................................................      (1,423)        (1,113)
     Employee related cost - US..............................................          94             79
     Prepaids - US...........................................................         (82)           (49)
     Bad debt accrual - US...................................................         131            125
     Bad debt accrual - Foreign..............................................          61             61
     Other - US..............................................................           6             15
                                                                                ---------      ---------
              Total net deferred tax asset...................................   $       -      $       -
                                                                                =========      =========

         The provision for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

                                                                   2006           2005           2004
                                                                 ---------      ---------      ---------
At statutory rate:
         Income taxes on loss from continuing operations........ $ (22,058)     $ (12,751)     $  (5,664)
Increases (decreases):
         Lower effective tax rate on non-U.S. operations........      (985)           525          1,054
         Change in valuation allowance on net operating loss....    12,339          4,125          2,588
         Change in valuation allowance on capital loss..........      (523)             -              -
         Local taxes, non-U.S...................................       888            708            435
         Amortization of warrant discount.......................     5,659          2,359            274
         Fair market value of warrants..........................     9,963          5,635          1,673
         Nonqualified stock option expense......................    (3,617)             -              -
         Other..................................................      (778)           107             75
                                                                 ---------      ---------      ---------
                                                                 $     888      $     708      $     435
                                                                 =========      =========      =========

         The consolidated loss from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2006, 2005 and 2004 was as follows (amounts in thousands):

                                                                   2006           2005           2004
                                                                 ---------      ---------      ---------
Domestic........................................................ $ (71,069)     $ (35,936)     $ (15,932)
Foreign.........................................................     6,192         (1,567)          (727)
                                                                 ---------      ---------      ---------
Loss from continuing operations before income taxes............. $ (64,877)     $ (37,503)     $ (16,659)
                                                                 =========      =========      =========

         Zoltek Rt.'s accumulated deficit of $(5,317,328) and $(8,085,380) at September 30, 2006 and September 30, 2005, respectively, and accumulated earnings of $957,000 at September 30, 2004 are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.

         The Company currently has a net operating loss carry-forward of approximately $115.4 million, which expires between 2020 and 2026. The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.

         The Company currently has a foreign net operating loss carry-forward of approximately $13.6 million which expires between 2009 and 2010. The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.

7.       DEBT
------------------------------------------------------------------------------

Credit Facilities
-----------------

         US Operations - The Company's current credit facility with its U.S. bank consists of a revolving line of credit and term loan of $5.5 million, which matures January 1, 2007. The availability of the revolving line of credit and term loan was $5.5 million at September 30, 2006. The Company has issued $6.6 million in letters of credit that are collateralized by the cash and cash equivalents in an equal amount and are therefore restricted. In December 2006, the Company extended this line of credit until January 1, 2008. The renewal of the credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million and established a new $10.0 million term loan, collateralized by certain real estate of the Company. The amendment also provided that the $6.6 million letter of credit previously collateralized by the Company's cash and cash equivalents and presented as restricted cash in the Company's consolidated balance sheet will be collateralized by the availability under the $6.7 million revolving credit facility thereby eliminating the cash restriction. No financial covenants currently apply to the credit facility from the U.S. bank.

         Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $3.2 million at September 30, 2006. The credit facility is a term loan with quarterly interest payments and repayment of principal at the maturity date on December 31, 2007.

         The subordinated debt agreements of 2004 and 2005 (see Note 2) require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in compliance with as of September 30, 2006.

         The Hungarian Government has pledged a grant of 2.9 billion HUF (approximately $14.1 million) to Zoltek's Hungarian subsidiary for use in modernizing its facility, establishing a research and development center there, and supporting a rapid buildup of manufacturing capacity for both acrylic fiber precursor raw material and carbon fiber. As of September 30, 2006, no amount has been funded under this program.

Long-term debt consists of the following (amounts in thousands):

                                                                                                     SEPTEMBER 30,
                                                                                                 2006           2005
                                                                                               ---------      ---------
     Note payable with interest at 9%, payable in monthly installments of
         principal and interest of $15 to maturity in January 2007...........................  $   1,346      $   1,442

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
         to be repaid from real estate and personal property tax abatements .................      1,946          1,865

     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................      3,217          2,766

     Term loan, $0.3 million payable in quarterly installments of $0.1 million in 2006,
         bearing interest at prime plus 2.0% (prime rate at September 30, 2006 was 8.25%)....          -            300

     Revolving credit agreement, maturing in January 2007, bearing interest at prime
         plus 2.0% (prime rate at September 30, 2006 was 8.25%)..............................          -          3,788

     Convertible debentures due February 2008 bearing interest at 7.0%.......................      2,700          7,800
     Convertible debentures due April 2008 bearing interest at 7.0%..........................          -         20,000
     Convertible debentures due August 2008 bearing interest at LIBOR plus 4.0% (LIBOR at
         September 30, 2006 was 5.35%).......................................................          -         20,000

     Convertible debentures due March 2009 bearing interest at 7.5%..........................      3,000          5,000
     Convertible debentures due May 2009 bearing interest at 7.5%............................     15,000              -
     Convertible debentures due August 2009 bearing interest at 7.5%.........................     10,000              -
     Convertible debentures due November 2009 bearing interest at 7.5%.......................     20,000              -
     Convertible debentures due January 2010 bearing interest at 7.5%........................      2,505              -
                                                                                               ---------      ---------

         Total debt..........................................................................     59,714         62,961
         Less: Beneficial conversion feature and debt discount associated with warrants......    (26,347)       (22,166)
         Less: amounts payable within one year...............................................     (1,365)          (374)
                                                                                               ---------      ---------
     Total long-term debt ...................................................................  $  32,002      $  40,421
                                                                                               =========      =========

     Value of derivative liabilities at (amounts in thousands):
     ----------------------------------------------------------

                                                                            SEPTEMBER 30, 2006
                                                                            ------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
         January 2004 issuance.................................. $     903      $      -       $     903
                                                                 ---------      ---------      ---------
                  Totals........................................ $     903      $      -       $     903
                                                                 =========      =========      =========

                                                                            SEPTEMBER 30, 2005
                                                                            ------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURES        TOTAL
                                                                 --------        --------        -----
         January 2004 issuance.................................. $   1,818      $      -       $   1,818
         March 2004 issuance....................................       868             -             868
         October 2004 issuance..................................     5,034        11,141          16,175
         February 2005 issuance.................................     3,637         6,526          10,163
                                                                 ---------      ---------      ---------
                  Totals........................................ $  11,357      $ 17,667       $  29,024
                                                                 =========      ========       =========

8.       COMMITMENTS AND CONTINGENCIES
------------------------------------------------------------------------------

LEASES

         Land at the carbon fibers manufacturing facility in Missouri is leased under an operating lease that expires in December 2065, with a renewal option for 24 years expiring in December 2089. The lease requires annual rental payments of $57,991 through October 2010, no further rental payments are required through initial term of lease. Rental expense related to this lease was $57,991 for the years ended September 30, 2006, 2005 and 2004.

LEGAL

         Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. The Company believes that any damages should be limited to $21.1 million because the verdicts are duplicative. Zoltek Corporation is filing various post-trial motions. If such motions are unsuccessful, Zoltek Corporation intends to file an appeal with the U. S. Court of Appeals for the 8th Circuit seeking reversal or a new trial. Although the litigation process is inherently uncertain, the Company believes it has grounds for the judgment to be substantially reduced or, possibly, overturned entirely. Management, recognizing the judgment that has been rendered against the Company and the uncertainty surrounding the Company's planned appeals process, accrued $21.8 million during the fourth quarter in respect of the potential liability in this matter, which it believes is the best estimate of the liability associated with this obligation. This amount includes $21.1 million related to the aforementioned judgment and approximately $0.7 million related to legal fees. The Company has already incurred legal expenses of approximately $1.0 million. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations, financial condition and cash flows. The Company will be required to post a bond of approximately $40 million during the appeals process, or a lesser amount if its post-trial motion to reduce the amount of the judgment is granted. The Company has raised the funds necessary for the bond with a $10.0 million loan collateralized by certain real estate of the Company, a $10.0 million loan from the Company's Chief Executive Officer, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand.

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.3 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter. In July 2006, the Company was successful in its appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

         In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and an order to issue warrants to purchase 122,888 shares of the Company's common stock at various prices. To date the Company has not made payments of any portion of this obligation, although it posted an appeal bond in the amount of $6.6 million. During the second quarter of 2006, the Company accrued $0.5 million in respect of the possible liability in this matter. Management currently believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations. The Company is vigorously defending this matter and has filed counterclaims and an appeal.

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

9.       PROFIT SHARING PLAN
------------------------------------------------------------------------------

         The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. No contributions were made by the Company for the fiscal years ended September 30, 2006, 2005, and 2004.

10.      STOCK COMPENSATION EXPENSE
------------------------------------------------------------------------------

         The Company maintains a Long-term Incentive Plan that authorizes the Board of Directors or its Compensation Committee (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan of which approximately 260,000 are currently outstanding. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted in 1998 and prior vest 100% five years from date of grant. Options granted in 1999 through 2004 primarily vest 100% three years from date of grant. Options granted in 2005 and thereafter primarily vest 100% two years from date of grant. All options were issued at an option price equal to the market price on the date of grant.

         The Company also maintains a Directors Stock Option Plan under which options to purchase 7,500 shares of common stock at the then fair market value are currently issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock, at the then fair market value. The options expire from 2006 through 2015, respectively.

         Presented below is a summary of stock option plans activity for the years shown:

                                                                    WTD. AVG.        WTD. AVG.         WTD. AVG.
                                                    OPTIONS      EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
                                                   ---------     --------------     -----------     --------------

         Balance, September 30, 2003               1,002,000     $     7.04           744,083        $     8.67
             Granted.............................     77,500           6.36
             Exercised...........................    (63,000)          3.27
             Cancelled...........................    (29,000)          5.44
                                                   ---------
         Balance, September 30, 2004                 987,500           7.22           722,250              8.91
             Granted.............................    187,500          11.02
             Exercised...........................   (119,333)          3.54
             Cancelled...........................     (4,000)          8.38
                                                   ---------
         Balance, September 30, 2005               1,051,667           8.37           812,028              8.85
             Granted.............................    197,500          10.06
             Exercised...........................   (537,833)          5.21
             Cancelled...........................   (158,500)         12.52
                                                   ---------     ----------
         Balance, September 30, 2006                 552,834          10.94           343,495             12.65
                                                   =========     ==========        ==========        ==========

         The following table summarizes information for options currently outstanding and exercisable at September 30, 2006:

                                   OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
           --------------------------------------------------------------------      ----------------------------
             RANGE OF                           WTD. AVG.           WTD. AVG.                        WTD. AVG.
              PRICES           NUMBER        REMAINING LIFE      EXERCISE PRICE      NUMBER        EXERCISE PRICE
           -----------         -------       --------------      --------------      ------        --------------
          $  1.33-2.80         122,000          6 years              $ 2.51          103,495          $  2.45
             3.25-5.67          42,500          6 years                5.45           22,500             5.25
             7.69-9.25         192,500          8 years                8.34           52,500             7.64
           10.00-39.00         195,834          6 years               19.74          165,000            21.40
                               -------                                               -------
            1.33-39.00         552,834          6 years               10.87          343,495          $ 12.53
                               =======                                               =======

         The Company historically accounted for stock-based compensation in accordance with that prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company's equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options. The total intrinsic value of options outstanding at September 30, 2006 and 2005 was approximately $4,279,000 and $5,197,000, respectively.

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

         For the fiscal year ended September 30, 2006, the Company recorded into selling and general administrative expense and into its corporate/other segment $1.0 million for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R. Stock-based employee compensation cost as of September 30, 2006 was $40,000. There were no recognized tax benefits during the fiscal year ended September 30, 2006, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.

         During fiscal 2005 and 2004, had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, the Company's net loss and loss per share would have been impacted as shown in the following table (amounts in thousands).

                                                                             FISCAL YEAR ENDED SEPTEMBER 30
                                                                             ------------------------------
                                                                                   2005           2004
                                                                                   ----           ----
         Reported net loss.................................................     $  (40,393)    $  (22,807)
         Total stock-based employee compensation expense
           determined under fair value based method for all awards.........           (294)          (168)
                                                                                ----------     ----------
         Pro forma net loss................................................     $  (40,687)    $  (22,975)
                                                                                ==========     ==========
         Reported basic loss per share.....................................     $    (2.23)    $    (1.40)
                                                                                ==========     ==========
         Pro forma basic loss per share....................................     $    (2.25)    $    (1.40)
                                                                                ==========     ==========
         Reported diluted loss per share...................................     $    (2.23)    $    (1.40)
                                                                                ==========     ==========
         Pro forma diluted loss per share..................................     $    (2.25)    $    (1.40)
                                                                                ==========     ==========

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

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                     FISCAL YEAR ENDED SEPTEMBER 30
                                                                                     ------------------------------
         ASSUMPTIONS                                                               2006           2005           2004
         -----------                                                               ----           ----           ----
         Expected life of option...........................................      3-8 years     4-8 years      4-8 years
         Risk-free interest rate...........................................        4.32%         3.80%          2.60%
         Volatility of stock...............................................          96%           76%           154%
         Cancellation experience...........................................          30%           51%            47%

         The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company's stock back to November 2003, the date the Company received its first large order for carbon fibers, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company's stock volatility.

         The fair value of the options granted during fiscal 2006, 2005 and 2004 was $1,088,964, $684,221 and $159,961, respectively. As of September 30,
2006, the Company had $0.3 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period over fiscal years 2007 and 2008.

11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
------------------------------------------------------------------------------

         The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. In the fourth quarter of fiscal 2004, the Company formally adopted a plan to discontinue and exit two businesses of its Zoltek Rt. operations, which manufacture textile acrylic and nylon fibers and yarns. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC business of its Zoltek Rt. operations. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactures thermoplastic components. These divisions are not part of the long-term strategy of the Company and are not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these divisions have been reclassified to discontinued operations. Collectively, these businesses previously comprised the Specialty Products segment and were disclosed as such. The remaining business represented in the Corporate/Other Product segment relate to water treatment and electrical services provided in the Hungary operations.

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

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the fiscal years ended September 30, 2006, 2005 and 2004 (amounts in thousands):

                                                              FISCAL YEAR ENDED SEPTEMBER 30, 2006
                                                              ------------------------------------
                                                          CARBON     TECHNICAL   CORPORATE/
                                                          FIBERS       FIBERS      OTHER        TOTAL
                                                          ------       ------      -----        -----
Net sales............................................. $  65,677    $  25,195    $   1,485    $  92,357
Cost of sales.........................................    49,386       19,211        1,397       69,994
Operating income (loss)...............................    10,383        4,620      (30,678)     (15,675)
Depreciation and amortization expense.................     4,601        1,125          127        5,853
Capital expenditures..................................    31,742        7,833        1,220       40,795


                                                              FISCAL YEAR ENDED SEPTEMBER 30, 2005
                                                              ------------------------------------
                                                          CARBON     TECHNICAL   CORPORATE/
                                                          FIBERS       FIBERS      OTHER        TOTAL
                                                          ------       ------      -----        -----
Net sales............................................. $  34,487    $  19,693    $   1,197    $  55,377
Cost of sales, excluding available unused capacity
  expenses............................................    36,677       15,361          771       52,809
Available unused capacity expenses....................     2,347            -            -        2,347
Operating income (loss)...............................    (8,214)       2,658       (2,070)      (7,626)
Depreciation and amortization expense.................     3,922          877          343        5,142
Capital expenditures..................................    11,850        2,611          304       14,765




                                                             FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                                             ------------------------------------
                                                          CARBON     TECHNICAL   CORPORATE/
                                                          FIBERS       FIBERS      OTHER        TOTAL
                                                          ------       ------      -----        -----
Net sales............................................. $  18,431    $  14,831    $   1,263    $  34,525
Cost of sales, excluding available unused capacity
  expenses............................................    15,607       12,477        1,053       29,137
Available unused capacity expenses....................     4,466            -            -        4,466
Operating income (loss)...............................    (5,792)       1,164         (913)      (5,541)
Depreciation and amortization expense.................     3,969        1,091          402        5,462
Capital expenditures..................................     5,391          389          139        5,919


                                                                          TOTAL ASSETS
                                                                          ------------
                                                          CARBON     TECHNICAL   CORPORATE/
                                                          FIBERS       FIBERS      OTHER        TOTAL
                                                          ------       ------      -----        -----
September 30, 2006.................................... $ 128,747    $  25,199    $  33,738    $ 187,684
September 30, 2005....................................    93,386       22,662       14,381      130,429
September 30, 2004....................................    63,306       19,701       39,448      122,455

         Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2006, 2005 and 2004 (amounts in thousands):

                                     2006                           2005                          2004
                          --------------------------     ---------------------------    --------------------------
                                             NET                             NET                           NET
                                          LONG LIVED                      LONG LIVED                    LONG LIVED
                          NET SALES(a)     ASSETS(b)     NET SALES(a)      ASSETS(b)    NET SALES(a)     ASSETS(b)
                          ------------     ---------     ------------      ---------    ------------    ----------
United States...........   $ 36,359        $ 49,497        $ 21,533        $ 45,978       $ 19,020       $ 46,582
Western Europe..........     38,108               -          22,764               -          9,012              -
Eastern Europe..........      9,621          72,787           6,058          42,040          3,934         33,832
Asia....................        698               -           4,879               -          2,361              -
Other areas.............      7,571               -             143               -            198              -
                           --------        --------        --------        --------       --------       --------
   Total................   $ 92,357        $122,284        $ 55,377        $ 88,018       $ 34,525       $ 80,414
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

12.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
------------------------------------------------------------------------------

(Amounts in thousands, except per share data)

FISCAL YEAR 2006                                    1ST QUARTER      2ND QUARTER     3RD QUARTER       4TH QUARTER
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................    $ 15,557         $ 26,199        $ 26,787          $ 23,814
Income (loss) from continuing operations...........       6,128          (27,784)        (21,216)          (22,893)
Income (loss) from discontinued operations.........         160               41            (252)               14
                                                       --------         --------        --------          --------
Net income (loss)..................................    $  6,288         $(27,743)       $(21,468)         $(22,879)
                                                       ========         ========        ========          ========

Basic and diluted income (loss) per share:
  Continuing operations - basic....................    $   0.31         $  (1.31)       $  (0.90)         $  (0.89)
  Discontinued operations - basic..................        0.01             0.00           (0.01)            (0.00)
                                                       --------         --------        --------          --------
       Total basic.................................    $   0.32         $  (1.31)       $  (0.91)         $  (0.89)
                                                       ========         ========        ========          ========

  Continuing operations - diluted..................    $   0.27         $  (1.31)       $  (0.90)         $  (0.89)
  Discontinued operations - diluted................         .01             0.00           (0.01)            (0.00)
                                                       --------         --------        --------          --------
       Total diluted...............................    $   0.28         $  (1.31)       $  (0.91)         $  (0.89)
                                                       ========         ========        ========          ========

FISCAL YEAR 2005                                    1ST QUARTER      2ND QUARTER     3RD QUARTER       4TH QUARTER
-------------------------------------------------------------------------------------------------------------------
Net sales..........................................    $ 11,194         $ 13,230        $ 16,073          $ 14,880
Income (loss) from continuing operations...........     (29,187)           2,621          (1,293)          (10,352)
Loss from discontinued operations..................        (742)            (475)           (175)             (790)
                                                       --------         --------        --------          --------
Net income (loss)..................................    $(29,929)        $  2,146        $ (1,468)         $(11,142)
                                                       ========         ========        ========          ========

Basic and diluted income (loss) per share:
  Continuing operations - basic....................    $  (1.62)        $   0.14        $  (0.07)         $  (0.57)
  Discontinued operations - basic..................       (0.04)           (0.02)          (0.01)            (0.04)
                                                       --------         --------        --------          --------
       Total basic.................................    $  (1.66)        $   0.12        $  (0.08)         $  (0.61)
                                                       ========         ========        ========          ========

  Continuing operations - diluted..................    $  (1.78)        $  (0.21)       $  (0.13)         $  (0.52)
  Discontinued operations - diluted................       (0.04)           (0.02)          (0.01)            (0.03)
                                                       --------         --------        --------          --------
       Total diluted...............................    $  (1.82)        $  (0.23)       $  (0.14)         $  (0.55)
                                                       ========         ========        ========          ========

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosures
         ---------------------

None.

Item 9A.  Controls and Procedures
-------   -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange
Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

         Based on the evaluation described above and the material weaknesses in internal control over financial reporting described below, our Chief
Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were ineffective.

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

         Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2006. In making this assessment, the Company used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO").

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company's internal control over financial reporting described above, we have identified the following control deficiencies, which represent material weaknesses in the Company's internal control over financial reporting as of September 30, 2006.

         The Company did not maintain effective controls over the accounting for inventory that resulted in the following material weaknesses.

a) The Company did not maintain effective controls over the completeness and accuracy of physical inventory quantities. Specifically, the Company did not maintain effective controls to ensure that the Company's perpetual inventory records were appropriately updated for the results of cycle counts performed.

b) The Company did not maintain effective controls over the accuracy and valuation of inventory. Specifically, effective controls were not designed and in place to (i) ensure the proper determination and review of inventory costing and valuation at period-end and
         (ii) perform the proper analysis and review of inventory manufacturing variances for capitalization at period-end.

The control deficiencies described above could result in a misstatement of the Company's inventory and cost of goods sold accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies described above constitute a material weakness.

         Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework by the COSO.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears elsewhere herein.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Continuing Remediation

         As discussed above, management has identified certain material weaknesses that exist in the Company's internal control over financial reporting and is taking steps to strengthen its internal control over financial reporting. Management is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company's internal control over financial reporting as of September 30, 2006. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company's overall control environment.

o Improve compliance with its previously established cycle counting process, by instituting greater management oversight, providing additional training for cycle count personnel, mandating use of specifically designed cycle count worksheets, requiring review and approval of all cycle counts by another trained individual, and adding secondary verification that all cycle count adjustments have been entered into the Company's inventory system in a timely manner.

o Designing and implementing controls over the inventory costing and valuation process based on feedback and input from Accounting, Engineering and Plant personnel, including formal identification of current costs of manufactured products, development of new cost standards to be utilized in the manufacturing process, and implementation of routine review of manufacturing variances against benchmarks to validate production costs and inventory values.

Completed Remediation

         As discussed below, we significantly improved our internal control over financial reporting during fiscal 2006. Management, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and Director of Compliance and Information Technology, has been actively engaged in the implementation of remediation efforts to address the material weaknesses that were in existence as of September 30, 2005 and previously disclosed in our 2005 Annual Report on Form 10-K.

         The following describes the remedial actions that have been implemented during the fourth quarter of fiscal 2006 to address the material weaknesses in our internal control over financial reporting which existed as of September 30, 2005:

o In recognition of the importance of having staff with competencies required for the accurate interpretation and application of GAAP, for having effective internal control over financial reporting and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable financial information, the Company expanded its finance organization and hired a General Ledger Accountant, a Director of Compliance and Information Technology and a Director of Financial and Managerial Reporting.

o The Company increased its supervisory review of its financial statements, including consolidating and eliminating entries.
     Specifically, the Director of Financial and Managerial Reporting validates the preparation and completeness of entries in the Company's consolidating internal financial statements to underlying support. Thereafter, the Chief Financial Officer performs a review verifying the Company's financial statements are a complete, fair and accurate depiction of the

     Company's financial position and operating results. In addition, a more comprehensive quarterly reporting package serving as the basis for performance of an analytical review was developed.

o The Company increased its supervisory review of its financial statements and disclosures. Specifically, the Director of Financial and Managerial Reporting is responsible for:

     o Tie-out of all consolidating entities' account balances "keyed" in the consolidating database to their respective General Ledger trial balances or Hungarian reporting package;

     o Retrieval and accumulation of underlying support for related disclosures; and

     o Maintenance of quarterly reporting package serving as basis for performance of analytical review.

o At quarter-end, a reasonableness calculation is prepared analyzing the cumulative translation adjustment reflected in the Company's financial statements. The CFO prepares the analysis, which in turn is validated by the Director of Financial and Managerial Reporting.

o A policy was implemented in which the Chief Financial Officer or Director of Compliance and Information Technology, and
     Controller-Hungary review and approve (in writing) all United States and Hungarian journal entries, respectively, on a monthly basis.

o The Company commenced documented approval of monthly reconciliation of significant accounts to underlying support. Significant reconciling items are researched and resolved on a timely basis.

o The Company implemented a formal control process regarding its review and determination of allowance for doubtful accounts at its Hungarian subsidiary.

o The Company updated written procedures for its annual physical inventory to ensure that all inventory items are appropriately identified and accounted for. In addition, the Company expanded the use of an outside inventory firm to all major US manufacturing facilities enabling a greater percentage of the results of the Company's inventory to be captured via UPC-wanding technology. Comprehensive binders containing documents used, produced and accumulated during physical inventories were prepared and reviewed by the Chief Financial Officer ensuring the Company's perpetual inventory records were updated for the results of the annual physical inventory.

o An inventory reserve database template calculating an adjustment to cost inventory at its net realizable value was developed. On a monthly basis, the template is prepared by the Controller-North America and approved by the Chief Financial Officer. In connection with this monthly analysis, management ensures significant inventory components continue to be actively sold and current selling prices are supportive of net realizable value used to determine the inventory reserve. In addition, the template serves as the underlying support for the applicable recorded journal entry, which in turn is approved by the Chief Financial Officer (as more fully discussed above).

o The Company established procedures over fixed asset acquisitions, including propriety of accounting treatment for internal capitalized labor, and identification and recognition of interest incurred in financing the construction and acquisition of assets. In conjunction with monthly approval of journal entries, the Chief Financial Officer reviews and approves the capitalization of internal labor verifying compliance with GAAP. On a quarterly basis, in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Cost", interest incurred during construction is capitalized. The amount capitalized is based on the product of average capitalized construction-in-progress costs for the quarter and rates applicable to outstanding borrowings. The Chief Financial Officer approves the calculation of capitalized interest.

o The increased staffing of competent and trained employees referred to above enabled the Company to enhance its review of significant non-routine and complex accounting issues, including establishing controls over accounting for derivatives embedded in convertible debt. Specifically, the Company implemented a process whereby the Director of Financial and Managerial Reporting reviews debt transactions for accounting implications and documents recommended accounting treatment, including rationale for selection, in an Issue Summary memorandum. The Chief Financial Officer reviews and approves the Issue Summary memorandum. The recommended accounting treatment serves as guidance for the basis in which the accounting group records the underlying debt transaction.

o The Company developed a template (based on dilutive sequencing depicted within Statement of Financial Accounting Standards No. 128 "Earnings per Share") for calculating earnings (loss) per share. The Company's methodology properly addresses common stock equivalents associated with outstanding options and warrants, and convertible debt instruments. This template is prepared on a quarterly basis for current reporting and year-to-date periods and serves as the basis for disclosures. A party independent of the preparation process validates disclosures in Company filings to this underlying support. Management also stays abreast of potential dilutive instruments to ensure they are properly considered in the Company's diluted EPS calculation.

o Due to limitations within the user security features inherent in the Company's ERP system, management implemented various manual compensating controls to monitor processes in the Company's financial reporting process that lacked appropriate segregation of duties. These new controls focus on ensuring adequate critical review and approval of transactions subject to segregation of duties situations (including (i) purchases and payables, (ii) payroll, (iii) debt and related interest expense, (iv) revenue and accounts receivable, (v) fixed assets, and
     (vi) inventory) is performed.

     The following describes the remedial actions that have been implemented to date to address our information technology general control ("ITGC") deficiencies existing as of September 30, 2005:

     o Instituted compensating controls consisting of manual oversight and reasonableness checking to assure the accuracy of the financial information processed via financially significant applications.

     o Expanded and strengthened oversight of our information technology structure through the creation of compliance role (Director of Compliance and Technology) reporting directly to our Chief Financial Officer, with responsibility for information technology related finance and legal compliance controls.

     o Upgraded the capabilities of the existing information technology structure via replacement of staff with an individual whose experience and expertise aligned with Company needs.

     We believe that the foregoing Continuing Remediation actions described above will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. We also believe that the foregoing Completed Remediation actions described above have significantly improved our internal control over financial reporting, as well as our disclosure controls and procedures. Our management, with the oversight of our audit committee, will continue to take steps to remedy the known material weaknesses as expeditiously as possible.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     As described above, the Completed Remediation actions depict changes in the Company's internal control over financial reporting in the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information
-------   -----------------

         Not Applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

         The information set forth under the captions "Election of Directors", "Other Matters" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the registrant's Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of
Part I of this report.

Item 11.  Executive Compensation
-------   ----------------------

         The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
-------   ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

         The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

         The following table shows the total number of outstanding options and shares available for future issuances of options under the Company's existing stock option plans as of September 30, 2007.

                                       EQUITY COMPENSATION PLAN INFORMATION
                                       ------------------------------------
                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                     WEIGHTED AVERAGE         FOR FUTURE ISSUANCE
                                       NUMBER OF SECURITIES TO       EXERCISE PRICE OF           UNDER EQUITY
                                       BE ISSUED UPON EXERCISE      OUTSTANDING OPTIONS       COMPENSATION PLANS
                                       OF OUTSTANDING OPTIONS          UNDER EQUITY          (EXCLUDING SECURITIES
                                         WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       REFLECTED IN COLUMN)
       PLAN CATEGORY                             (#)                        ($)                       (#)
       -------------                   -----------------------      -------------------      ---------------------

Equity Compensation Plans
Approved by Security Holders                  552,834(1)                  $10.94                    696,000(1)

Equity Compensation Plans Not
Approved by Security Holders                        0(2)                       0                          0(2)

Total                                         552,834                     $10.94                    696,000

-------------------
(1) Under the Company's Directors Stock Option Plan, there is at all times reserved for issuance a number of shares of Common Stock equal to the total number of shares then issuable pursuant to all option grants which are then outstanding under such plan.

(2) The Company currently has no equity compensation plans that are not approved by security holders.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

         The information set forth under the caption "Certain Transactions" in the registrant's Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services
-------   --------------------------------------

         The information set forth under the caption "Principal Accountant Fees and Services" in the registrant's Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

                                   PART IV

Item 15.  Exhibits and Financial Statement Schedule
-------   -----------------------------------------

         (a)   (1)   Financial statements: The following financial statements
are included in Item 8 of this report:

               Report of Independent Registered Public Accounting Firm

               Consolidated Balance Sheet as of September 30, 2006
               and 2005

               Consolidated Statement of Operations for the years ended September 30, 2006, 2005 and 2004

               Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2006, 2005 and 2004

               Consolidated Statement of Cash Flows for the years ended September 30, 2006, 2005 and 2004

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

         4.6 Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is incorporated herein by reference

         4.7 Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is incorporated herein by reference

         4.8 Form of Warrant, filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is incorporated herein by reference

         4.9 Securities Purchase Agreement, dated as of March 11, 2004, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.10 Form of 6% Convertible Debenture, filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.11 Form of Warrant, filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.12 Loan and Warrant Agreement, dated as of October 14, 2004, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.13     Security Agreement, dated as of October 14, 2004, filed as
                  Exhibit 4.3 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

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

         4.21 Form of Note, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.22 Form of Warrant, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.23 Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.24 Waiver and Consent, dated as of February 3, 2006, by and among the Registrant and the Lender parties thereto, filed as Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated February 6, 2006 and incorporated herein by reference.

         4.25 Amendment No. 1 to Loan and Warrant Agreement and Registration Rights Agreement among the Registrant and the Lender parties thereto, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

         4.26 Form of Note, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

         4.27 Form of Warrant, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

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

                          ZOLTEK COMPANIES, INC.
                               (Registrant)


                          By  /s/ Zsolt Rumy
                              ------------------------------------------------
                              Zsolt Rumy, Chairman of the Board, President and Chief Executive Officer

Date: December 27, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                  Date
---------              -----                                  ----

/s/ Zsolt Rumy         Chairman, President,                   December 27, 2006
--------------------   Chief Executive Officer and Director
Zsolt Rumy



/s/ Kevin Schott       Chief Financial Officer                December 27, 2006
--------------------
Kevin Schott



/s/ Linn H. Bealke     Director                               December 27, 2006
--------------------
Linn H. Bealke



/s/ James W. Betts     Director                               December 27, 2006
--------------------
James W. Betts



/s/ Charles A. Dill    Director                               December 27, 2006
--------------------
Charles A. Dill



/s/ John L. Kardos     Director                               December 27, 2006
--------------------
John L. Kardos

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                        FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Zoltek Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 27, 2006, appearing in the 2006 Annual Report to Shareholders of Zoltek Companies, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
St. Louis, Missouri
December 27, 2006

                                       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

                                 Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                   (Amounts in thousands)

           Column A                  Column B                     Column C                     Column D           Column E
           --------                  --------         --------------------------------         --------           --------
                                                                 Additions
                                                      --------------------------------
                                    Balance at        Charged to          Charged to                             Balance at
                                    beginning         costs and         other accounts        Deductions            end
                                    of period          expenses            describe            describe          of period
                                    ---------          --------            --------            --------          ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $   718           $   306              $    -             $  295(1)          $   729
                                     =======           =======              ======             ======             =======

RESERVE FOR INVENTORY VALUATION      $ 3,100           $     -              $    -             $1,800(2)          $ 1,300
                                     =======           =======              ======             ======             =======

DEFERRED TAX VALUATION               $22,401           $14,233              $    -             $2,417(3)          $34,217
                                     =======           =======              ======             ======             =======

                                            ---------------------------------

                                       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                 Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                   (Amounts in thousands)

           Column A                  Column B                     Column C                     Column D           Column E
           --------                  --------         --------------------------------         --------           --------
                                                                 Additions
                                                      --------------------------------
                                    Balance at        Charged to          Charged to                             Balance at
                                    beginning         costs and         other accounts        Deductions            end
                                    of period          expenses            describe            describe          of period
                                    ---------          --------            --------            --------          ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $   981           $   425              $    -             $  688(1)          $   718
                                     =======           =======              ======             ======             =======

RESERVE FOR INVENTORY VALUATION      $ 5,187           $     -              $    -             $2,087(2)          $ 3,100
                                     =======           =======              ======             ======             =======

DEFERRED TAX VALUATION               $14,497           $ 7,904              $    -             $                  $22,401
                                     =======           =======              ======             ======             =======

                                            ---------------------------------

                                       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                                 Rule 12-09 Valuation and Qualifying Accounts and Reserves

                                                   (Amounts in thousands)

           Column A                  Column B                     Column C                     Column D           Column E
           --------                  --------         --------------------------------         --------           --------
                                                                 Additions
                                                      --------------------------------
                                    Balance at        Charged to          Charged to                             Balance at
                                    beginning         costs and         other accounts        Deductions            end
                                    of period          expenses            describe            describe          of period
                                    ---------          --------            --------            --------          ---------

RESERVE FOR DOUBTFUL ACCOUNTS        $   931           $ 1,041              $    -             $  991(1)          $   981
                                     =======           =======              ======             ======             =======

RESERVE FOR INVENTORY VALUATION      $ 6,300           $     -              $    -             $1,113(2)          $ 5,187
                                     =======           =======              ======             ======             =======

DEFERRED TAX VALUATION               $11,909           $ 2,588              $    -             $    -             $14,497
                                     =======           =======              ======             ======             =======

--------
(1) Write-off of uncollectible receivable, net of recovery.
(2) Reduction in inventory reserve for inventory items sold during fiscal 2005.
(3) Expiration of capital loss carryforward and utilization against current foreign income taxes payable.

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

         4.4 Form of Subordinated Debenture, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated February 18, 2003*

         4.5 Form of Warrant, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated February 18, 2003*

         4.6 Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is incorporated herein by reference

         4.7 Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is incorporated herein by reference

         4.8 Form of Warrant, filed as Exhibit 4.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 is incorporated herein by reference

         4.9 Securities Purchase Agreement, dated as of March 11, 2004, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.10 Form of 6% Convertible Debenture, filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.11 Form of Warrant, filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-3 (Reg. No. 333-115043) is incorporated herein by reference

         4.12 Loan and Warrant Agreement, dated as of October 14, 2004, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

         4.13     Security Agreement, dated as of October 14, 2004, filed as
                  Exhibit 4.3 to Registrant's Current Report on Form 8-K dated October 19, 2004 is incorporated herein by reference

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

         4.21 Form of Note, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.22 Form of Warrant, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.23 Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.24 Amendment No. 2 to Loan and Warrant Agreement and Registration Rights Agreement, dated as of December 14, 2006, among the Registrant and the Lenders on Form 8-K dated December 14, 2006 and incorporated herein by reference

         4.25 Form of Warrant, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference

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

         10.7 Loan Agreement, dated November 14, 1994, by and between Zoltek Properties, Inc. and The Reliable Life Insurance Company*

                                EXHIBIT INDEX
                                -------------

Exhibit No.       Description
-----------       -----------

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