Form 10-K/A
period 2006-09-30
ZOLTEK COMPANIES INC
filed 2007-01-29
CIK 890923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K/A
                               (Amendment No. 1)



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
  Large Accelerated Filer     Accelerated Filer  X    Non-Accelerated Filer
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

         DOCUMENTS INCORPORATED BY REFERENCE

         NONE.

                               EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as originally filed on December 27, 2006, and is being filed solely for the purpose of amending portions of Part III and Item 15 "Exhibits, Financial Statement Schedules of Part IV" to include certain information required therein in lieu of incorporating such information by reference from the definitive proxy statement for its 2007 Annual Meeting of Shareholders.



------------------------------------------------------------------------------

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The name, age, principal occupation or position and other directorships with respect to each current director of the Company and each person expected to be nominated for election as a director at the Company's 2007 Annual Meeting of Shareholders is set forth below:

CLASS II - TERM EXPIRING IN 2007; NOMINATED FOR ELECTION FOR A TERM OF THREE YEARS EXPIRING IN 2010

         James W. Betts, age 69, has served as a Director of the Company since 1992. In 2000, he retired as Vice President Raw Materials of Great Lakes Carbon Corp. (a producer of carbon products) in which capacity he had served for more than the preceding five years.

CLASS II - NOMINATED FOR ELECTION FOR A TERM OF THREE YEARS EXPIRING IN 2010

         Michael D. Latta, age 65, serves as Chairman of the Board of Universe Corporation (a construction engineering and materials distributor) and Chairman of the Board of Res Q Tek, Inc. (a manufacturer of hydraulic and pneumatic rescue equipment). He has served in these positions respectively from 1997 and 1995. Prior to 1995 he was President of Safety Equipment (a manufacturer of emergency vehicle warning equipment) from its founding in 1974.

         George E. Husman, age 61, has been appointed Chief Technology Officer of the Company effective February 1, 2007. Prior to joining the Company, Mr. Husman was the Associate Director for Engineering Research at the University of Alabama at Birmingham since 2004. From 1993 to 2004, Mr. Husman served as the Vice President, Engineering Division, at the Southern Research Institute in Birmingham, Alabama. Prior to 1993, Mr. Husman spent 18 years at the Materials Directorate at Wright-Patterson Air Force Base in various research and management positions, and held various positions with BASF Structural Materials, Inc., including Vice President for Business Development and Vice President for Research & Development.

CLASS III - TERM EXPIRING IN 2008

         Zsolt Rumy, age 64, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975. Prior to founding the Company, Mr. Rumy served as Process Engineer and Industrial Marketing Manager for Monsanto Company, Accounts Manager for General Electric Company and Technical Sales Representative for W.R. Grace Company.

         Charles A. Dill, age 67, has served as a Director of the Company since 1992. He is currently a Principal of Two Rivers Associates, LLC, a private equity firm, which is the successor to Gateway Associates, LP, where Mr. Dill was a General Partner since 1995. He served as Chief Executive Officer of Bridge Information Systems, Inc. (a provider of online data and trading systems to institutional investors) from 1990 to 1995. Mr. Dill was President of AVX Corporation (a NYSE-listed manufacturer of electronic components) from 1987 to 1990, after spending his earlier career in a number of executive positions with Emerson Electric. Mr. Dill serves as a Director of Stifel Financial Corp., the parent of Stifel, Nicolaus & Company (a securities brokerage and investment banking firm) and TransAct Technologies (a manufacturer of transaction-based printers), as well as several private companies.

CLASS I - TERM EXPIRING IN 2009

         Linn H. Bealke, age 62, has served as a Director of the Company since 1992. For more than five years prior to October 2002, he was President and Director of Mississippi Valley Bancshares, Inc. (a bank holding company) and Vice Chairman of Southwest Bank of St. Louis (a commercial bank). In October 2002, Mississippi Valley Bancshares, Inc. was merged into Marshall and Ilsley Corporation. Mr. Bealke continued to serve as Vice Chairman of Southwest Bank of St. Louis until his retirement in December 2004.

         John L. Kardos, age 67, has served as a Director of the Company since 1992. For more than the six years before his retirement in May 2005, he was Lopata Professor of Chemical Engineering at Washington University, St. Louis, Missouri. He currently holds the position of Professor Emeritus. From fiscal 2000 to the present, Dr. Kardos has served as a consultant to the Company on a part-time basis to assist the Company in evaluating technology matters. From 1971 to 1991, he was Chairman of the Graduate Program in Materials Science and Engineering and Director of the Materials Research Laboratory of Washington University. He also served as Chairman of the Department of Chemical Engineering of Washington University from 1991 to 1998.

         For information regarding the executive officers of the Company, please see Item 4A of Part 1 of this report.

BOARD OF DIRECTORS AND COMMITTEES

         During the fiscal year ended September 30, 2006, the Board of Directors of the Company met seven times. The Board has determined that each of Messrs. Bealke, Betts and Dill and Dr. Kardos qualify as independent directors in accordance with the listing standards and rules of the Nasdaq Stock Market, Inc. ("Nasdaq"). The Board has a standing Audit Committee and Compensation Committee. Each director attended not less than 75% or more of the aggregate number of meetings of the Board of Directors and committees of which such director was a member during fiscal 2006. It is the Company's policy to strongly encourage its Board members to attend the annual meeting of shareholders. At the last Annual Meeting, all of the directors were in attendance.

         The members of the Audit Committee are Messrs. Betts and Dill, all of whom are considered independent under the listing standards of Nasdaq. Mr. Dill serves as the Audit Committee's financial expert. The Audit Committee operates under a written charter adopted by the Board of Directors. The Audit Committee reviews the scope of the Company's engagement of its independent public accountant and their reports. The Audit Committee also meets with the financial staff of the Company to review accounting procedures and reports. It is anticipated that Mr. Latta will be appointed to the Audit Committee effective as of his election as a Director at the Company's 2007 Annual Meeting of Shareholders. Mr. Latta is considered independent under the listing standards and rules of Nasdaq. The Audit Committee met four times in fiscal 2006.

         The Compensation Committee is comprised of Messrs. Betts and Dill, each of whom is considered independent under the listing standards of Nasdaq. The Compensation Committee is authorized to review and make recommendations to the Board of Directors regarding the salaries and bonuses to be paid executive officers and to administer the Company's Long Term Incentive Plan. Members of the Compensation Committee met one time in fiscal 2006 and consulted informally with each other and with members of management from time to time in fiscal 2006.

         Nominees for director are recommended for selection by the Board of Directors by a majority of the independent directors. In light of the number of independent directors and the lack of nominations by shareholders in the past, the Board of Directors has not adopted a formal nominating committee or nominating committee charter. The independent directors will consider nominees recommended by shareholders. Any shareholder wishing to nominate a candidate for director at a shareholders meeting must submit a proposal as described under "Proposals of Shareholders" and furnish certain information about the proposed nominee. The notice submission should include information on the candidate for director, including the proposed candidate's name, age, business address, residence address, principal occupation or employment for the previous five years, and class or series and number of shares of the Company's Common Stock owned beneficially or of record. In considering a potential nominee for the Board, shareholders should note that the rules of Nasdaq require that a majority of the Board of Directors be independent, as defined by Nasdaq rules. Further, the candidates should evidence: personal characteristics of the highest personal and professional ethics, integrity and values; an inquiring and independent mind and practical wisdom and mature judgment; broad training and experience at the policy-making level in business, government or community organizations; expertise that is useful to the Company and complementary to the background and experience of other Board members; willingness to devote a required amount of time to carrying out the duties and responsibilities of Board membership; commitment to serve on the Board over a period of several years to develop knowledge about the Company, its strategy and its principal operations; willingness to represent the best interests of all constituencies and objectively appraise management performance; and involvement in activities or interests that do not create a conflict with the director's responsibilities to the Company. The notice submission should be addressed to the Company's Board of Directors, c/o Zoltek Companies, Inc., 3101 McKelvey Road, St. Louis, Missouri 63044.

         Shareholders who desire to communicate with members of the Board should send correspondence addressed to Board of Directors, c/o Zoltek Companies, Inc., 3101 McKelvey Road, St. Louis, Missouri 63044. All appropriate shareholder correspondence is forwarded directly to the members of the Board of Directors. The Company does not, however, forward sales or marketing materials or correspondence not clearly identified as shareholder correspondence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's executive officers and directors, and persons who own more than ten percent of the Company's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the knowledge of management, based solely on its review of such reports furnished to the Company and written representations that no other reports were required to be filed, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended September 30, 2006.

CODE OF ETHICS

         The Company has adopted a Senior Executives Code of Ethics that applies to the Company's executive officers. The Senior Executives Code of Ethics may be obtained free of charge by sending a written request to Jill A. Schmidt, Zoltek Companies, Inc., 3101 McKelvey Road, St. Louis, Missouri 63044.

Item 11.  Executive Compensation
--------  ----------------------

DIRECTORS' FEES

         Directors who are not also employees of the Company are paid $750 per board meeting attended. In addition, each of the directors who is not also an employee of the Company (an "Eligible Director") participates in the Zoltek Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the granting of non-qualified stock options to Eligible Directors. Under the Directors Plan, each person who is an Eligible Director on the first business day after the date of the Company's annual meeting of shareholders is granted options to acquire 7,500 shares of Common Stock. In addition, newly elected directors who are not also employees also receive an initial grant of options to purchase 7,500 at the time of their election. The Directors Plan otherwise does not establish a limit on the aggregate number of options that may be granted thereunder.

Options granted pursuant to the Directors Plan entitle the director to purchase the Company's Common Stock at a price equal to the Fair Market Value (as defined in the Directors Plan) on the date of grant. The option by its terms is not transferable by the director except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. The option is exercisable during the director's lifetime solely by the director. Each option is immediately exercisable as to any or all shares and may be exercised at any time or from time to time. Options that are outstanding and unexercised at the time the holder ceases to be a director of the Company for any reason terminate on the first to occur of the expiration date of the option or the expiration of 24 months after the date the holder ceases to be a director. Unless exercised or terminated sooner, each option expires on the tenth anniversary of the date of grant.

COMPENSATION OF EXECUTIVE OFFICERS

         For the fiscal years ended September 30, 2006, 2005 and 2004, the following table sets forth summary information concerning compensation awarded or paid to, or earned by, the Chief Executive Officer, Chief Financial Officer and former Chief Operating Officer, who were the only executive officers or former executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended September 30, 2006.

                                                                          Long Term
                                                                        Compensation
                                                    Annual            ----------------
                                                Compensation            Securities
                                                ------------            Underlying
Name and Principal Position                  Year     Salary($)       Options/SARs(#)
---------------------------                  ----     ---------       ---------------
Zsolt Rumy                                   2006     $270,833               --/--
Chairman of the Board, President             2005     $225,000               --/--
and Chief Executive Officer                  2004     $225,000               --/--

Kevin Schott                                 2006     $200,000           10,000/--
Chief Financial Officer                      2005     $184,375               --/--
                                             2004     $202,083(1)        40,000/--

David Harding                                2006     $140,625               --/--
Former Chief Operating Officer(2)            2005     $131,250          100,000/--

-------------------

(1) Mr. Schott became the Company's Chief Financial Officer as of March 1, 2004; prior to that date he was a consultant for the Company. Included in his compensation for fiscal 2004 is $100,000 in fees paid to him prior to March 1, 2004.

(2) Mr. Harding's employment with the Company terminated effective January 19, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning stock option grants made in the year ended September 30, 2006, to the executive officers and former executive officers named in the Compensation of Executive Officers Table.

                                           INDIVIDUAL GRANT
                         -------------------------------------------------------     POTENTIAL REALIZABLE VALUE
                                        PERCENT OF                                    AT ASSUMED ANNUAL RATES
                          NUMBER OF    TOTAL OPTIONS                                 OF STOCK PRICE APPRECIATION
                          SECURITIES     GRANTED TO                                       FOR OPTION TERM(2)
                          UNDERLYING    EMPLOYEES IN    EXERCISE OR                  ---------------------------
                           OPTIONS         FISCAL       BASE PRICE     EXPIRATION
   NAME                  GRANTED (#)      YEAR (%)        ($/SH)         DATE(1)        5% ($)          10% ($)
   ----                  -----------      --------        ------         -------        ------          -------
Zsolt Rumy                     --            --              --             --               --               --
Kevin Schott               10,000(3)        6.5%          $8.60         12/31/2016      $54,085         $137,062
David Harding                  --            --              --             --               --               --

-------------------

(1) The options expire on the earlier of: ten years after grant; three months after termination of employment, except in the case of retirement, death or total disability; or 12 months after termination of employment in the case of retirement, death or total disability.

(2) The indicated 5% and 10% rates of appreciation are provided to comply with Securities and Exchange Commission regulations and do not necessarily reflect our views as to the likely trend in the price of the Common Stocks. Actual gains, if any, on stock option exercises and common stock holdings will be dependent on, among other things, the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected above will be achieved. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or delayed exercisability.

(3) The options become exercisable with respect to one-half of the total option shares on October 1, 2006, and the remainder of the options become exercisable on October 1, 2007.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information with respect to the exercise of stock options by the executive officers and former executive officer named in the Summary Compensation Table during the year ended September 30, 2006, and the number of exercisable and unexercisable stock options at September 30, 2006, as well as the value of such stock options having an exercise price lower than the closing price on September 30, 2006 ("in-the-money" options) held by the executive officers and former executive officer named in the Summary Compensation Table.

                                                                                                    VALUE OF
                                                                   NUMBER OF SECURITIES            UNEXERCISED
                                                                  UNDERLYING UNEXERCISED          IN-THE-MONEY
                                                                     OPTIONS AT FISCAL          OPTIONS AT FISCAL
                                    SHARES                             YEAR-END (#)               YEAR-END ($)
                                 ACQUIRED ON         VALUE             EXERCISABLE/               EXERCISABLE/
       NAME                      EXERCISE (#)     REALIZED ($)         UNEXERCISABLE             UNEXERCISABLE(1)
       ----                      ------------     ------------         -------------             -------------
Zsolt Rumy                         225,000        $4,656,000                -- / --                    $-- / --

Kevin Schott                        25,000          $511,350            -- / 35,000               -- / $680,150

David Harding                       37,500          $523,875                -- / --                     -- / --

-------------------

(1) Based on a price per share of $25.55, the closing price of our common stock on September 29, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
-------   ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table includes information as to the only persons known to management of the Company to beneficially own 5% or more of the Company's outstanding Common Stock as of January 5, 2007:

                                                         Number of Shares              Percent of Outstanding
Name and Address of Beneficial Owner                   Beneficially Owned(1)               Common Stock(2)
------------------------------------                   ---------------------          ------------------------
Zsolt Rumy                                                  6,257,709(3)                        23.1%

Luxor Capital Group, L.P.                                   1,540,752(4)                         5.7%

-------------------

(1) The listed persons have sole voting and investment power with respect to the reported shares.

(2) The percentage calculation is based upon 27,015,642 shares of the Company's Common Stock that were issued and outstanding as of January 5, 2007 and the number of shares subject to options, warrants or conversion rights exercisable by such person within 60 days of January 5, 2007.

(3) The business address of Mr. Rumy is c/o Zoltek Companies, Inc., 3101 McKelvey Road, St. Louis, Missouri 63044.

(4) The information is based on a Schedule 13G, dated December 15, 2006, jointly filed by Luxor Capital Group, LP, Luxor Capital Partners, LP, LCG Select, LLC, Luxor Capital Partners Offshore, Ltd., LCG Select Offshore, Ltd, Luxor Management, LLC, LCG Holdings, LLC and Christian Leon. The business address for each of Luxor Capital Partners, LP, LCG Select, LLC, Luxor Capital Group, LP, Luxor Management LLC, LCG Holdings, LLC and Mr. Leon is 767 Fifth Avenue, 19th Floor, New York, New York 10153. The business address of each of LCG Select, LLC and Luxor Capital Partners Offshore, Ltd, is c/o M&C Corporate Services Limited, P.O. Box 309GT, Usland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

SECURITY OWNERSHIP BY MANAGEMENT

         The following table indicates, as of January 5, 2007, the beneficial ownership of the Company's Common Stock by each director of the Company, each nominee for election as a director of the Company, the executive officers and former executive officers named in the Summary Compensation Table and all directors and executive officers of the Company as a group:

                                                                     Number of Shares
Name of Beneficial Owner                                            Beneficially Owned        Percent of Class(1)
------------------------                                            ------------------        -------------------
Zsolt Rumy                                                              6,257,709                     23.1%
Kevin Schott                                                               40,000                         *
Linn H. Bealke                                                            373,615(2)                   1.3%
James W. Betts                                                             96,682(3)                      *
Charles A. Dill                                                           244,861(4)                   1.0%
John L. Kardos                                                             85,000(5)                      *
Michael D. Latta                                                           67,442                         *
George E. Husman                                                               --                         *
All directors and executive officers as a group (9 persons)             7,165,309(6)                  26.3%




-------------------

*   Less than one percent

(1) Based upon 27,015,642 shares of the Company's Common Stock issued and outstanding as of January 5, 2007 and, for each director or executive officer or the group, the number of shares subject to options, warrants or conversion rights that may be acquired upon exercise thereof by such director or executive officer or the group within 60 days of January 5, 2007.

(2)  Includes 52,500 shares subject to presently exercisable stock options.

(3)  Includes 75,000 shares subject to presently exercisable stock options.

(4) Includes (i) 30,000 shares subject to presently exercisable stock options and (ii) an aggregate of 28,571 shares deemed to be beneficially owned by Mr. Dill by virtue of his right to convert certain convertible debentures issued by the Company into Common Stock.

(5)  Includes 75,000 shares subject to presently exercisable stock options.

(6) Includes (i) 232,500 shares subject to presently exercisable stock options and (ii) an aggregate of 28,571 shares deemed to be beneficially owned by Mr. Dill by virtue of his right to convert certain convertible debentures issued by the Company into Common Stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table shows the total number of outstanding options and shares available for future issuances of options under the Company's existing stock option plans as of September 30, 2006.

                                      EQUITY COMPENSATION PLAN INFORMATION
                                      ------------------------------------

                                                                                             NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                     WEIGHTED AVERAGE         FOR FUTURE ISSUANCE
                                       NUMBER OF SECURITIES TO       EXERCISE PRICE OF           UNDER EQUITY
                                       BE ISSUED UPON EXERCISE      OUTSTANDING OPTIONS       COMPENSATION PLANS
                                       OF OUTSTANDING OPTIONS          UNDER EQUITY          (EXCLUDING SECURITIES
                                         WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       REFLECTED IN COLUMN)
          PLAN CATEGORY                          (#)                        ($)                       (#)
          -------------                -----------------------      -------------------      ---------------------
Equity Compensation Plans
Approved by Security Holders                552,834(1)                      $10.94                696,000(1)

Equity Compensation Plans Not
Approved by Security Holders                      -(2)                           -                      -(2)

Total                                       552,834                         $10.94                696,000

-------------------

(1) Under the Company's Directors Stock Option Plan, there is at all times reserved for issuance a number of shares of Common Stock equal to the total number of shares then issuable pursuant to all option grants which are then outstanding under such plan.

(2) The Company currently has no equity compensation plans that are not approved by security holders.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

CERTAIN TRANSACTIONS

         In February 2003, the Company issued and sold to a group of 14 investors, including Messrs. Bealke, Dill, McDonnell (who then served as a director) and Rumy, subordinated convertible debentures in the aggregate principal amount of $8.1 million. During fiscal 2006, the Company paid interest under the convertible debentures of $76,352 to Mr. Rumy.

         During fiscal 2006, in connection with the Company's operations, the Company from time to time chartered an airplane from a corporation wholly owned by Mr. Rumy, the Chairman, President and Chief Executive Officer of the Company. The total of all such charter payments made by the Company during fiscal 2006 was $105,695.

         During fiscal 2006, Dr. Kardos, who is a director of the Company, performed various consulting services for the Company related to evaluating technology aspects of the Company's business. During fiscal 2006, the Company paid Dr. Kardos an aggregate of $92,166 for such consulting services.

         Mr. Rumy, the Chairman and Chief Executive Officer of the Company, has entered into a Continuing Limited Guaranty Agreement, dated as of December 21, 2006 (the "Limited Guaranty"), pursuant to which Mr. Rumy agreed to guarantee payment to Southwest Bank of St. Louis, the Company's primary U.S. lender (the "Bank"), of up to $10 million of the obligations of the Company to the Bank with respect to a standby letter of credit in the face amount of up to $40 million which the Bank has agreed to issue for the account of the Company and certain of its subsidiaries to secure the payment of a bond to enable the Company to continue to defend certain pending litigation. Under the terms of the Limited Guaranty, Mr. Rumy will be released in full upon either
(i) receipt by the Bank of certain documents relating to the Company's grant to the Bank of a lien on the Company's headquarters facilities and its two United States carbon fiber manufacturing facilities, or (ii) a release by the Bank of its lien on such real estate. In addition to the foregoing, pursuant to a Term Loan Promissory Note, dated as of December 21, 2006 (the "Term Loan Note"), Mr. Rumy has made a $10 million unsecured loan to the Company. The Term Loan Note is due and payable on January 2, 2008. Interest on the unpaid principal amount of the Term Loan Note is due and payable monthly in arrears commencing January 30, 2007, and bears interest at a rate per annum equal to the rate per annum then being paid by Mr. Rumy to an unaffiliated third party to obtain funds necessary for Mr. Rumy to make the loan to the Company evidenced by the Term Loan Note, subject to increase by 2% per annum from and during an event of default. The terms of the Limited Guaranty and the Term Loan Note have been approved by the Company's Board of Directors and Audit Committee.

         The Company believes that all of the transactions with affiliates set forth above were made on terms not less favorable to the Company than would have been obtained from unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

PRINCIPAL AUDITORS FEES AND SERVICES

         PricewaterhouseCoopers LLP served as the Company's independent accountants for fiscal 2006. The Board of Directors has not yet appointed independent accountants to be the Company's auditors for fiscal 2007. The Company expects that the Company's auditors for fiscal 2006 will be appointed by the end of the second quarter of fiscal 2007.

         The following table displays the aggregate fees for professional audit services for the audit of the financial statements for the fiscal years ended September 30, 2006 and 2005 and fees billed for other services during those periods by PricewaterhouseCoopers LLP.

                                                                 2006            2005
                                                                 ----            ----
                      Audit fees(1)........................    $765,286       $1,097,874
                      Audit related-fees...................          --               --
                      Tax fees.............................          --               --
                      All other fees.......................                           --
                                                               --------       ----------
                      Total................................    $765,286       $1,097,874
                                                               ========       ==========

-------------------

(1) Audit fees consisted of audit work performed with respect to the Company's financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

         Since the Audit Committee adopted the pre-approval policy described below, the Audit Committee pre-approved under that policy fees, which on a fiscal year basis, represented 100% of the "Audit fees" in fiscal years 2006 and 2005.

         Consistent with Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Committee must pre-approve services prior to commencement of the specified service. The Audit Committee periodically reviews reports summarizing the services, including fees, provided by the independent auditor; a listing of pre-approved services provided; and a current projection presented similar to that included in this proxy statement, of the estimated annual fees to be paid to the independent auditors.

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedule
--------  -----------------------------------------

         (a) (1) Financial statements: The following financial statements were included in Item 8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as originally filed on December 27, 2006:

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

                  Consolidated Statement of Operations for the years ended September 30, 2006, 2005 and 2004

                  Consolidated Statement of Changes in Shareholders' Equity for the years ended September 30, 2006, 2005 and 2004

                  Consolidated Statement of Cash Flows for the years ended September 30, 2006, 2005 and 2004

                  Notes to Consolidated Financial Statements

                  (2) The following financial statement schedule and Independent Registered Public Accounting Firm's report thereon were included in Part IV of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as originally filed on December 27, 2006:

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

         4.21 Form of Note, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.22 Form of Warrant, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.23 Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.24 Waiver and Consent, dated as of February 3, 2006, by and among the Registrant and the Lender parties thereto, filed as Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated February 6, 2006 and incorporated herein by reference

         4.25 Amendment No. 1 to Loan and Warrant Agreement and Registration Rights Agreement among the Registrant and the Lender parties thereto, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference

         4.26 Form of Note, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference

         4.27 Form of Warrant, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference

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

         10.10 Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

         10.11 First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

         10.12 Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference*

         10.14 Second Amendment to Credit Agreement, dated as of January 13, 2004, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

         10.15 Third Amendment to Credit Agreement, dated as of December 21, 2006, by and among Zoltek Companies, Inc., Zoltek Corporation, Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as
                  Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated December 21, 2006 is incorporated herein by reference.

         10.16 Amended and Restated Revolving Credit Note, dated December 21, 2006, in favor of Southwest Bank of St. Louis in the original principal amount of $6,719,770.39, filed as Exhibit
                  10.5 to the Registrant's Current Report on Form 8-K dated December 21, 2006 is incorporated herein by reference.

         10.17 Continuing Limited Guarantee Agreement, dated as of December 21, 2006, executed by Zsolt Rumy in favor of Southwest Bank of St. Louis, filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated December 21, 2006 is incorporated herein by reference.

         10.18 Term Loan Promissory Note, dated December 21, 2006, in favor of Zsolt Rumy in the original principal amount of $10,000,000, filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated December 21, 2006 is incorporated herein by reference.

         21 Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is incorporated herein by this reference

         23       Consent of PricewaterhouseCoopers LLP**

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith


-------------------
*  Management compensatory plan or arrangement
** Previously filed

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ZOLTEK COMPANIES, INC.
                               (Registrant)


                          By  /s/ Zsolt Rumy
                              ------------------------------------------------
                              Zsolt Rumy, Chairman of the Board, President and Chief Executive Officer

Date: January 29,  2007

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.       Description
-----------       -----------

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

         4.21 Form of Note, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.22 Form of Warrant, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.23 Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference

         4.24 Waiver and Consent, dated as of February 3, 2006, by and among the Registrant and the Lender parties thereto, filed as Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated February 6, 2006 and incorporated herein by reference

         4.25 Amendment No. 1 to Loan and Warrant Agreement and Registration Rights Agreement among the Registrant and the Lender parties thereto, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference

         4.26 Form of Note, filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference

         4.27 Form of Warrant, filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference

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

         10.10 Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

         10.11 First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

         10.12 Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference*

         10.14 Second Amendment to Credit Agreement, dated as of January 13, 2004, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

         10.15 Third Amendment to Credit Agreement, dated as of December 21, 2006, by and among Zoltek Companies, Inc., Zoltek Corporation, Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as
                  Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated December 21, 2006 is incorporated herein by reference.

         10.16 Amended and Restated Revolving Credit Note, dated December 21, 2006, in favor of Southwest Bank of St. Louis in the original principal amount of $6,719,770.39, filed as Exhibit
                  10.5 to the Registrant's Current Report on Form 8-K dated December 21, 2006 is incorporated herein by reference.

         10.17 Continuing Limited Guarantee Agreement, dated as of December 21, 2006, executed by Zsolt Rumy in favor of Southwest Bank of St. Louis, filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated December 21, 2006 is incorporated herein by reference.

         10.18 Term Loan Promissory Note, dated December 21, 2006, in favor of Zsolt Rumy in the original principal amount of $10,000,000, filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated December 21, 2006 is incorporated herein by reference.

         21 Subsidiaries of the Registrant filed as Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is incorporated herein by this reference

         23       Consent of PricewaterhouseCoopers LLP**

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith

         32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith

         32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith


-------------------
*   Management compensatory plan or arrangement
** Previously filed