Form 10-Q
period 2006-12-31
ZOLTEK COMPANIES INC
filed 2007-02-09
CIK 890923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the three months ended December 31, 2006
                                            -----------------

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from _______________ to ___________

                          Commission File No. 0-20600
                                              -------

                                 [ZOLTEK LOGO]

                            ZOLTEK COMPANIES, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

      For the transition period from October 1, 2006 to December 31, 2006



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

Large Accelerated Filer ____   Accelerated Filer X   Non-accelerated Filer ____
                                                ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X
    ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 9, 2007, 27,020,131 shares of Common Stock, $.01 par value, were outstanding.

                             ZOLTEK COMPANIES, INC
                                     INDEX

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2006 and September
     30, 2006
   Condensed Consolidated Statements of Income - Three Months Ended
     December 31, 2006 and 2005
   Condensed Consolidated Statements of Cash Flows - Three Months Ended
     December 31, 2006 and 2005
   Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                    ZOLTEK COMPANIES, INC.

                                             CONDENSED CONSOLIDATED BALANCE SHEET
                                             ------------------------------------
                                      (In thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                                               DECEMBER 31,    SEPTEMBER 30,
ASSETS                                                                                            2006             2006
-----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents.................................................................$   38,876       $   10,802
     Restricted cash...........................................................................         -            6,634
     Accounts receivable, less allowance for doubtful accounts of $1,150 and
       $729, respectively......................................................................    17,159           17,009
     Inventories...............................................................................    27,832           21,721
     Other current assets......................................................................     9,050            6,915
                                                                                               ----------       ----------
          Total current assets.................................................................    92,917           63,081
Property and equipment, net....................................................................   143,878          122,284
Other assets...................................................................................     2,797            2,319
                                                                                               ----------       ----------
          Total assets.........................................................................$  239,592       $  187,684
                                                                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................$   12,291       $    1,365
     Trade accounts payable....................................................................    18,028           11,935
     Legal liability (see Note 9)..............................................................    21,835           21,835
     Accrued expenses and other liabilities....................................................     8,774            7,904
                                                                                               ----------       ----------
          Total current liabilities............................................................    60,928           43,039
Value of warrants and beneficial conversion feature associated with convertible debentures.....       315              903
Note payable to related party..................................................................    10,000                -
Long-term debt, less current maturities........................................................    27,049           32,002
Other long-term liabilities....................................................................       303               79
                                                                                               ----------       ----------
          Total liabilities....................................................................    98,595           76,023
                                                                                               ----------       ----------
Commitments and contingencies (see Notes 2 and 9)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -                -
     Common stock, $.01 par value, 50,000,000 shares authorized, 26,970,642 and
       25,652,982 shares issued and outstanding in 2006 and 2005, respectively.................       270              258
     Additional paid-in capital................................................................   310,800          287,299
     Accumulated deficit.......................................................................  (167,170)        (161,507)
     Accumulated other comprehensive loss......................................................    (2,903)         (14,389)
                                                                                               ----------       ----------
          Total shareholders' equity...........................................................   140,997          111,661
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ..........................................$  239,592       $  187,684
                                                                                               ==========       ==========

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                                ZOLTEK COMPANIES, INC.

                                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   ----------------------------------------------
                                    (Amounts in thousands, except per share data)
                                                    (Unaudited)


                                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                         2006               2005
                                                                                         ----               ----

Net sales.............................................................................$    30,285       $    15,557
Cost of sales.........................................................................     22,434            13,027
Application and development costs.....................................................      1,592             1,078
Selling, general and administrative expenses..........................................      3,242             2,466
                                                                                      -----------       -----------
     Operating income (loss) from continuing operations...............................      3,017            (1,014)
     Other income (expense):
     Interest expense, excluding amortization of financing fees and debt discount.....     (1,060)             (786)
     Amortization of financing fees and debt discount.................................     (1,303)           (1,992)
     Warrant issuance expense.........................................................     (6,362)                -
     Gain on value of warrants and beneficial conversion feature......................        204            10,022
     Interest income..................................................................        386                 -
     Other, net.......................................................................       (274)               (5)
                                                                                      -----------       -----------
         (Loss) income from continuing operations before income taxes.................     (5,392)            6,225
Income tax expense....................................................................        203                97
                                                                                      -----------       -----------
(Loss) income from continuing operations..............................................     (5,595)            6,128
Discontinued operations:
     (Loss) income from discontinued operations, net of taxes.........................        (68)              160
                                                                                      -----------       -----------
Net (loss) income.....................................................................$    (5,663)      $     6,288
                                                                                      ===========       ===========

Net (loss) earnings per share:
     Basic (loss) earnings per share:
         Continuing operations........................................................$     (0.22)      $      0.31
         Discontinued operations......................................................      (0.00)             0.01
                                                                                      -----------       -----------
              Total...................................................................$     (0.22)      $      0.32
                                                                                      ===========       ===========
     Diluted (loss) earnings per share:
         Continuing operations........................................................$     (0.23)      $      0.02
         Discontinued operations......................................................      (0.00)             0.01
                                                                                      -----------       -----------
              Total...................................................................$     (0.23)      $      0.03
                                                                                      ===========       ===========
Weighted average common shares outstanding - basic....................................     25,945            19,918
Weighted average common shares outstanding - diluted..................................     25,961            22,385

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                                       ZOLTEK COMPANIES, INC.

                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                -------------------------------------------------------------------
                                                      (Amounts in thousands)
                                                            (Unaudited)

                                                             Add'l               Accumulated Other
                                                  Common    Paid-In  Accumulated   Comprehensive   Comprehensive Total Shareholders'
                                                  Stock     Capital    Deficit         Loss        Income (loss)       Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2006.....................$     258  $ 287,299  $(161,507)    $ (14,389)       $       -       $ 111,661
Convertible debt converted......................        3      1,197          -             -                -           1,200
Value of warrants upon exercise.................        -        379          -             -                -             379
Value of warrants issued........................        -      6,362          -             -                -           6,362
Discount issued with warrants and beneficial
   conversion feature issued with convertible
   debt.........................................        -      2,796          -             -                -           2,796
Stock option compensation expense...............        -        117          -             -                -             117
Proceeds from exercise of warrants..............        8     12,297          -             -                -          12,305
Exercise of stock options.......................        1        353          -             -                -             354
Net loss........................................        -          -     (5,663)            -           (5,663)         (5,663)
Foreign currency translation adjustment.........        -          -          -        11,486           11,486          11,486
                                                                                                     ---------
     Comprehensive income.......................        -          -          -             -        $   5,823               -
                                                ---------  ---------  ---------     ---------        =========       ---------
Balance, December 31, 2006......................$     270  $ 310,800  $(167,170)    $  (2,903)                       $ 140,997
                                                =========  =========  =========     =========                        =========

           The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                               ZOLTEK COMPANIES, INC.

                                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   ----------------------------------------------
                                               (Amounts in thousands)
                                                     (Unaudited)

                                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                         2006              2005
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income................................................................$    (5,663)      $     6,288
     Net loss (income) from discontinued operations...................................         68              (160)
                                                                                      -----------       -----------
     Net (loss) income from continuing operations.....................................     (5,595)            6,128
     Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
         Depreciation and amortization................................................      2,010             1,447
         Amortization of financing fees and debt discount.............................      1,303             1,992
         Warrant issue expense........................................................      6,362                 -
         Gain on value of warrants and conversion feature.............................       (204)          (10,022)
         Foreign currency transaction losses..........................................        274                 -
         Stock option expense.........................................................        117                66
         Changes in assets and liabilities:
              Decrease in accounts receivable.........................................        844               528
              Increase in inventories.................................................     (5,824)           (1,611)
              Increase in prepaid expenses and other assets...........................       (923)             (110)
              Increase (decrease) in trade accounts payable...........................      4,853            (2,685)
              Decrease in accrued expenses and other liabilities......................       (488)           (1,385)
              Increase in other long-term liabilities.................................        119                 8
                                                                                      -----------       -----------
     Net cash provided by (used in) continuing operations.............................      2,848            (5,644)
     Net cash provided by (used in) discontinued operations...........................        880              (105)
                                                                                      -----------       -----------
     Net cash provided by (used in) operating activities..............................      3,728            (5,749)
                                                                                      -----------       -----------

Cash flows from investing activities:
         Purchases of property and equipment..........................................    (12,338)           (5,013)
         Change in cash restricted for letters of credit..............................      6,634                 -
                                                                                      -----------       -----------
     Net cash used in investing activities............................................     (5,704)           (5,013)
                                                                                      -----------       -----------

Cash flows from financing activities:
         Proceeds from exercise of stock options and warrants.........................     12,659                22
         Proceeds from issuance of convertible debt...................................      7,495            15,000
         Proceeds from issuance of note payable to related party......................     10,000                 -
         Payment of financing fees....................................................       (641)             (637)
         Borrowings (repayment) of notes payable and long-term debt...................        243            (3,479)
                                                                                      -----------       -----------
     Net cash provided by financing activities........................................     29,756            10,906
Effect of exchange rate changes on cash and cash equivalents..........................        293               (39)
                                                                                      -----------       -----------
Net increase in cash and cash equivalents.............................................     28,073               105
Cash and cash equivalents at beginning of period......................................     10,803               255
                                                                                      -----------       -----------
Cash and cash equivalents at end of period............................................$    38,876       $       360
                                                                                      ===========       ===========

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
     Interest.........................................................................$     2,746       $     1,128
     Income taxes.....................................................................$         -       $         -
Non-cash conversion of convertible debentures.........................................$     1,200       $     6,856

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                            ZOLTEK COMPANIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------

1.  ORGANIZATION AND BASIS OF PRESENTATION

         Zoltek Companies, Inc. (the "Company") is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., and Engineering Technology Corporation ("Entec Composite Machines"). Zoltek Corporation (Zoltek) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Zrt. manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers.

         During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue and sell certain assets of its continuously extruded netting division and exit another division that manufactures thermoplastic components. These divisions were acquired as part of a strategic acquisition of other core business assets, were never part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two division have been reclassified to discontinued operations. (See Note 4.)

         The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulation of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 2006 Annual Report on Form 10-K, which includes consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

         The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company's foreign subsidiaries are reflected as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statement of operations as "Other, net." All significant inter-company transactions and balances have been eliminated in consolidation.

2.   FINANCING

Possible Bond Related to SP Systems Case

         The Company has obtained the financing to post a bond of up to $40.0 million if necessary in connection with the continuing defense of the SP Systems case. (See Note 9). The bond amount, if any, will be determined in connection with post-trial motions to reduce the amount of the judgment is granted. The Company has raised the financing which may be required for the bond with a $10.0 million loan from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5% with a due date of January 1, 2008, a $10.0 million loan commitment from the Company's Chief Executive Officer at 8% interest due January 2, 2008, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand. There are no financial covenants associated with the $10.0 million loan facility with the bank or the $10.0 million loan commitment from the Company's Chief Executive Officer. Additionally, the $10.0 million term loan facility with the bank is guaranteed by the Company's Chief Executive Officer. This guarantee will remain in place until certain conditions of the credit agreement are fulfilled, primarily the delivery of appraisals and mortgages related to the real estate properties collateralized with the term loan. In view of the uncertainties regarding the timing and amount of the bond, in February 2007 the Company temporarily repaid the $10.0 million loan from the Chief Executive Officer to avoid interest payments on the idle funds and the Company has not drawn any funds available under the $10.0 million loan from its U.S. bank. The Company will re-borrow the funds when and if needed in connection with a possible bond. In connection with the exercise of the warrants mentioned above, the Company issued investors an additional 827,789 warrants with an exercise price of $28.06. The Company has recorded the entire fair value of these new warrants, $6.4 million, into expense during the first quarter of fiscal 2006.

Revolving Credit Facility

         In December 2006, the Company extended their existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million and established a new $10.0 million term loan, collateralized by certain properties of the Company which the Company may draw upon if and when it has to post the SP Systems bond in connection with the defense of the SP Systems litigation. The revolving credit facility has a total commitment of the lesser of (i) $6.7 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventory, which as of December 31, 2006 totaled $6.5 million. The amendment also provides that the letter of credit previously collateralized by the Company's cash and cash equivalents and presented as restricted cash in the Company's consolidated balance sheet will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of December 31, 2006, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank. The subordinated debt agreements of 2004 and 2005 (see Note 2) require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in compliance with as of December 31, 2006.

         Certain funding sources which were expected to be utilized to fund the Company's expansion program may be utilized to finance the bond which possibly could be required to finance the bond which may be required in connection with the continuing defense of the SP Systems litigation. Accordingly, the Company may be required to seek alternative sources of funding for its expansion and such funding may be at a cost or in an amount that may limit the Company's ability to meet the expansion program's capacity objectives.

Convertible Debt

         During the quarter ended December 31, 2006, certain investors converted $1.2 million aggregate principal and interest amounts of the convertible debt privately placed in the February 2003 issuance into 342,858 shares of common stock, which was recorded into shareholders' equity. In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bore interest at a fixed rate of 7.5% per annum. The convertible debentures are convertible into 293,767 shares of Zoltek common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuance was $2.8 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by certain carbon fiber assets of the Company's Hungarian subsidiary.

         The terms of repayment for each convertible debt issuance from September 2005 through October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date fifteen months following the closing date and to continue for each of the nine quarters thereafter. As of February 8, 2006, the stock price was above the conversion price for all issuances with principal due in the upcoming year. Therefore, the Company does not anticipate that any lender will induce cash repayment in the near future.

         Each issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants as of December 31, 2006:

                        CONVERTIBLE DEBT ISSUANCES FISCAL 2003 THROUGH FISCAL 2005
                        ----------------------------------------------------------

                                          FEBRUARY    JANUARY     MARCH    OCTOBER    FEBRUARY   SEPTEMBER
                                           2003(1)     2004       2004       2004       2005       2005(1)
                                           ----        ----       ----       ----       ----       ----
Amount of debenture (millions)..........  $8.1       $7.0       $5.75      $20.0      $20.0      $5.0
Per share conversion price on debenture.  $3.25      $5.40      $6.25      $12.00     $20.00     $12.50
Interest rate...........................  7.0%       6.0%       6.0%       7.0%       7.5%       7.5%
Term of debenture.......................  60 months  30 months  30 months  42 months  42 months  42 months
Warrants issued.........................  405,000    323,995    230,000    500,000    457,142    140,000
Term of warrants........................  60 months  48 months  48 months  72 months  48 months  60 months
Per share exercise price of warrants....  $5.00      $5.40      $7.50      $13.00     $17.50     $14.50
Fair value per warrant at issuance......  $0.93      $2.27      $5.43      $6.02      $10.47     $9.34
Value per share conversion
  feature at issuance...................  $3.11      $1.78      $5.06      $4.31      $10.47     $9.91
Stock price on date of agreement........  $1.58      $5.40      $9.53      $9.60      $16.68     $13.15
Stock volatility at issuance............  100%       50%        61%        75%        84%        205%
Dividend yield..........................  0.0%       0.0%       0.0%       0.0%       0.0%       0.0%
Risk-free interest rate at issuance.....  3.0%       2.78%      2.44%      3.71%      3.46%      4.25%
Converted...............................  Partial    Yes        Yes        Yes        Yes        Partial
Warrants exercised......................  Partial    Yes        Yes        Yes        Yes        Yes

                  CONVERTIBLE DEBT ISSUANCES FISCAL 2006 THROUGH FISCAL 2007
                  ----------------------------------------------------------

                                          DECEMBER   FEBRUARY      MAY       JULY     OCTOBER
                                            2005(1)    2006(1)    2006(1)    2006(1)   2006(1)
                                            ----       ----       ----       ----      ----
Amount of debenture (millions)..........  $15.0      $10.0      $20.0      $2.5       $7.5
Per share conversion price on debenture.  $12.5      $13.07     $25.51     $25.51     $25.51
Interest rate...........................  7.5%       7.5%       7.5%       7.5%       7.5%
Term of debenture.......................  42 months  42 months  42 months  42 months  42 months
Warrants issued.........................  420,000    267,789    274,406    34,370     102,835
Term of warrants........................  60 months  60 months  60 months  60 months  60 months
Per share exercise price of warrants....  $14.50     $15.16     $28.06     $28.06     $28.06
Fair value per warrant at issuance......  $5.92      $10.56     $26.03     $23.89     $12.64
Value per share conversion
  feature at issuance...................  $10.72     $10.20     $18.80     $19.21     $19.57
Stock price on date of agreement........  $8.80      $13.99     $32.25     $29.28     $26.81
Stock volatility at issuance............   96%       99%        106%       111%       117%
Dividend yield..........................  0.0%       0.0%       0.0%       0.0%       0.0%
Risk-free interest rate at issuance.....  4.28%      4.28%      4.88%      4.88%      4.65%
Converted...............................  No         No         No         No         No
Warrants exercised......................  Yes        Yes        No         No         No

--------------------------------
(1) The convertible debt issued in February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features and warrants do not require derivative accounting. The September 2005, February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Warrant and Conversion Features

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain on value of warrants and beneficial conversion feature." See table below for impact on the results for three months ended December 31, 2006 and 2005.

                                                                   THREE MONTHS ENDED DECEMBER 31, 2006
                                                                   ------------------------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
         January 2004 issuance - mark to market .................$     204      $       -      $     204
                                                                 ---------      ---------      ---------
                  Gain on value of warrants and
                    beneficial conversion feature................$     204      $       -      $     204
                                                                 =========      =========      =========

                                                                   THREE MONTHS ENDED DECEMBER 31, 2005
                                                                   ------------------------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
         January 2004 issuance - mark to market .................$     800      $       -      $     800
         February 2004 issuance - mark to market.................      373              -            373
         October 2004 issuance - mark to market..................    2,066          1,946          4,012
         February 2005 issuance - mark to market.................    1,723          3,114          4,837
                                                                 ---------      ---------      ---------
                  Gain on value of warrants and
                    beneficial conversion feature................$   4,962      $   5,060      $  10,022
                                                                 =========      =========      =========

Amortization of Financing Fees and Debt Discount

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

         The Company has obtained the funding to post a bond of up to $40.0 million which may be required in connection with the continuing defense of the SP Systems case partially by using the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders in December of 2006. In connection with the exercise of such warrants, the Company has entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company has issued the investors an additional 827,789 warrants with an exercise price of $28.06. The Company has recorded the entire fair value of these new warrants, $6.4 million, into expense during the first quarter of fiscal 2006. The fair value was calculated based on the warrants' expected life of three years, the Company's stock price of $20.20 at the date of issuance, a risk-free interest rate of 4.65% and a stock volatility of 67% at the date of issuance.

         See the table below for impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2006 and 2005 (amounts in thousands).

                                                                  THREE MONTHS ENDED DECEMBER 31, 2006
                                                                  ------------------------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
September 2005 issuance..........................................$      61      $       -      $      61
December 2005 issuance...........................................      109              -            109
February 2006 issuance...........................................       77            172            249
May 2006 issuance................................................      233            343            576
July 2006 issuance...............................................       22             27             49
October 2006 issuance............................................       35             41             76
                                                                 ---------      ---------      ---------
                                                                 $     537      $     583      $   1,120
                                                                 =========      =========
         Deferred financing costs................................                                    183
                                                                                               ---------
         Total...................................................                              $   1,303
                                                                                               =========

                                                                  THREE MONTHS ENDED DECEMBER 31, 2005
                                                                  ------------------------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
October 2004 issuance............................................$     481      $       -      $     481
February 2005 issuance...........................................    1,068              -          1,068
September 2005 issuance..........................................       57            110            167
December 2005 issuance...........................................       18             41             59
                                                                 ---------      ---------      ---------
                                                                 $   1,624      $     151      $   1,775
                                                                 =========      =========
         Deferred financing costs................................                                    217
                                                                                               ---------
         Total...................................................                              $   1,992
                                                                                               =========

         The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

                                                                            DECEMBER 31, 2006
                                                                            -----------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
September 2005 issuance..........................................$     903      $       -      $     903
December 2005 issuance...........................................    1,716              -          1,716
February 2006 issuance...........................................    2,077          2,137          4,214
May 2006 issuance................................................    6,517          9,625         16,142
July 2006 issuance...............................................      784            945          1,729
October 2006 issuance............................................    1,212          1,395          2,607
                                                                 ---------      ---------      ---------
                                                                 $  13,209      $  14,102      $  27,311
                                                                 =========      =========
         Debt acquisition cost and financing fees................                                  2,051
                                                                                               ---------
         Total...................................................                              $  29,362
                                                                                               =========


                                                                           SEPTEMBER 30, 2006
                                                                           ------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
September 2005 issuance..........................................$   1,003      $       -      $   1,003
December 2005 issuance...........................................    1,894              -          1,894
February 2006 issuance...........................................    2,278          2,343          4,621
May 2006 issuance................................................    6,899         10,187         17,086
July 2006 issuance...............................................      791            952          1,743
                                                                 ---------      ---------      ---------
                                                                 $  12,865      $  13,482      $  26,347
                                                                 =========      =========
     Debt acquisition cost and financing fees....................                                  1,582
                                                                                               ---------
         Total...................................................                              $  27,929
                                                                                               =========


         Value of derivative liabilities (amounts in thousands):

                                                                           DECEMBER 31, 2006
                                                                           -----------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
January 2004 issuance............................................$     315      $       -      $     315
         Totals..................................................$     315      $       -      $     315

                                                                           SEPTEMBER 30, 2006
                                                                           ------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
January 2004 issuance............................................$     903      $       -      $     903
         Totals..................................................$     903      $       -      $     903

Earnings Per Share

The following is the diluted impact of the convertible debt and warrants on earnings (loss) per share:

                                                                                                                THREE MONTHS
                                                                                                              ENDED DECEMBER 31,
                                                                                                            2006             2005
                                                                                                          -------------------------
         Numerators:
         (Loss) income from continuing operations.........................................................$  (5,595)      $   6,128
         Impact of convertible debt and warrants:
                  Add:  interest expense..................................................................        -             604
                  Add:  amortization of financing fees and debt discount..................................        -              64
                  Less: gain on value of beneficial conversion feature and warrants.......................     (204)         (6,233)
                                                                                                          ---------       ---------
         (Loss) income from continuing operations.........................................................   (5,799)            563
         (Loss) income from discontinued operations.......................................................      (68)            160
                                                                                                          ---------       ---------
         Net (loss) income................................................................................$  (5,867)      $     723
                                                                                                          =========       =========

         Denominators:
         Average shares outstanding - basic...............................................................   25,945          19,918
         Impact of convertible debt, warrants and stock options...........................................       16           2,467
                                                                                                          ---------       ---------
         Average shares outstanding - diluted.............................................................   25,961          22,385
                                                                                                          =========       =========

         (Loss) earnings per share - basic:
                  Continuing operations...................................................................$   (0.22)      $    0.31
         Discontinued operations                                                                              (0.00)           0.01
                                                                                                          ---------       ---------
         Basic (loss) earnings per share..................................................................$   (0.22)      $    0.32
                                                                                                          =========       =========

         (Loss) earnings per share - diluted:
                  Continuing operations...................................................................$   (0.23)      $    0.02
                  Discontinued operations.................................................................    (0.00)           0.01
                                                                                                          ---------       ---------
         Diluted (loss) earnings per share................................................................$   (0.23)      $    0.03
                                                                                                          =========       =========

         In accordance with SFAS No. 128, "Earnings per Share," the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain, which has a dilutive impact for the three months ended December 31, 2006. The Company does have outstanding warrants and convertible debt at December 31, 2006 and 2005 which are not included in the determination of diluted loss per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.2 million shares for the three months ended December 31, 2006 and 2005 would have been included in the Company's diluted income (loss) per share calculation.

3.   DEBT

Credit Facilities
-----------------

         During the first quarter of fiscal 2007, the Company obtained a $10 million loan agreement with the Company's Chief Executive Officer to provide funds for a bond which may be required in connection with the defense of the SP Systems litigation (See Note 9). Interest is payable at a rate equal to the Chief Executive Officer's cost of funds (currently -8%) with the principal due on January 1, 2008. In view of the uncertainties regarding the timing and amount of the bond, in February 2007 the Company temporarily repaid the $10.0 million loan from the Chief Executive Officer to avoid interest payments on the idle funds and the Company has not drawn any funds available under the $10.0 million loan from its U.S. bank. The Chief Executive Officer has advised the Company that it may re-borrow the funds when and if needed in connection with a possible bond.

Long-term debt consists of the following (amounts in thousands):                           DECEMBER 31,       SEPTEMBER 30,
                                                                                               2006               2006
                                                                                           -----------         ----------
     Note payable with interest at 8.4%, payable in eleven monthly installments of principal and interest of $16 and final payment of $1,271 at maturity in
          January 2008.......................................................................$  1,332           $  1,346
     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
          to be repaid from real estate and personal property tax abatements ................   1,980              1,946
     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................   3,838              3,217
     Convertible debentures final payment due February 2008 bearing interest at 7.0%.........   1,500              2,700
     Convertible debentures final payment due March 2009 bearing interest at 7.5%............   3,000              3,000
     Convertible debentures final payment due May 2009 bearing interest at 7.5%..............  15,000             15,000
     Convertible debentures final payment due August 2009 bearing interest at 7.5%...........  10,000             10,000
     Convertible debentures final payment due November 2009 bearing interest at 7.5%.........  20,000             20,000
     Convertible debentures final payment due January 2010 bearing interest at 7.5%..........  10,000              2,505
                                                                                             --------           --------
         Total long-term debt including current maturities...................................  66,650             59,714
         Less:  Debt discount associated with beneficial conversion feature and warrants..... (27,311)           (26,347)
         Less:  Amounts payable within one year, net of discount of $5,803 and $0............ (12,290)            (1,365)
                                                                                             --------           --------
     Total long-term debt, less current maturities...........................................$ 27,049           $ 32,002
                                                                                             ========           ========

4.   DISCONTINUED OPERATIONS

         During the fourth quarter of fiscal 2005, the Company discontinued the carboxymethyl cellulose ("CMC") operation of Zoltek Zrt. The CMC operation was shut down at September 30, 2005. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactures thermoplastic components. As of December 31, 2006, the sale of the netting division was not yet finalized. The discontinuation of the thermoplastic division was completed in October 2006. The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two divisions have been reclassified to discontinued operations. Collectively, these businesses previously comprised the Specialty Products segment and were disclosed as such. Certain information with respect to the discontinued operations for the quarters ended December 31, 2006 and 2005 is summarized as follows (amounts in thousands):

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                 2006            2005
                                                              -----------    -----------
         Net sales..........................................  $     1,293    $     1,611
         Cost of sales......................................        1,252          1,302
                                                              -----------    -----------
              Gross profit .................................           41            309
         Selling, general and administrative expenses.......           87            118
                                                              -----------    -----------
              Operating loss (income) from operations.......          (46)           191
         Other (loss).......................................          (22)           (31)
                                                              -----------    -----------
         (Loss) income on discontinued operations...........  $       (68)   $       160
                                                              ===========    ===========

5.   STOCK COMPENSATION EXPENSE

         The Company maintains a Long-term Incentive Plan that authorizes the Board of Directors or its Compensation Committee (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. Currently, 1,500,000 shares of common stock may be issued pursuant to awards under the plan of which 202,860 are currently outstanding. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options vest 100% two years from date of grant and issued at an option price equal to the market price on the date of grant.

         The Company also maintains a Directors Stock Option Plan under which options to purchase 7,500 shares of common stock at the then fair market value are currently issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock at the then fair market value. As of December 31, 2006, 285,000 options issued to directors were outstanding. The options expire from 2007 through 2015.

         Presented below is a summary of stock option plans activity for the first quarter of fiscal 2007:

                                                                    WTD. AVG.       WTD. AVG.       WTD. AVG.
                                                    OPTIONS      EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
                                                    -------      --------------    -----------   --------------

         Balance, September 30, 2006                 552,834         $10.94          343,495         $12.65
              Granted.............................         -              -                -
              Exercised...........................    59,974           5.91
              Cancelled...........................     5,000          10.98
                                                  ----------
         Balance, December 31, 2006                  487,860          10.28          380,350          10.78
                                                  ==========

The following table summarizes information for options currently outstanding and exercisable at December 31, 2006:

                                 OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
           ---------------------------------------------------------------       -------------------------------
            RANGE OF                            WTD. AVG.        WTD. AVG.                          WTD. AVG.
        EXERCISE PRICES        NUMBER        REMAINING LIFE   EXERCISE PRICE       NUMBER        EXERCISE PRICE
        ---------------        ------        --------------   --------------       ------        --------------
         $   1.33-2.80          88,000          6 years         $    2.43           88,000         $   2.43
             3.25-5.67          42,500          5 years              5.45           22,500             5.25
             6.25-9.25         174,850          6 years              8.24          104,850             8.00
           10.00-39.00         182,510          5 years             20.43          165,000            21.40
                               -------                                             -------
            1.33-39.00         487,860          5 years             10.28          380,350         $  10.78
                               =======                                             =======

         The total intrinsic value of options outstanding at December 31, 2006 and 2005 was approximately $4,701,000 and $2,110,000, respectively.

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

         For the three months ended December 31, 2006 and 2005, the Company recorded into selling and general administrative expense and into its corporate/other segment $0.1 million for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R. As of December 31, 2006, the Company had $0.4 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period over fiscal years 2007 and 2008. There were no recognized tax benefits during the three months ended December 31, 2006 and 2005, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                     -------------------------------
         ASSUMPTIONS                                                                       2006            2005
         -----------                                                                     ---------       ---------
         Expected life of option.....................................................   3 & 8 years     4 & 8 years
         Risk-free interest rate.....................................................         4.32%           3.80%
         Volatility of stock.........................................................           96%             76%
         Cancellation experience.....................................................           30%             51%

6.   SEGMENT INFORMATION

         The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. In the fourth quarter of fiscal 2005, the Company formally adopted a plan to discontinue the CMC business of its Zoltek Zrt. operations. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactures thermoplastic components. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these divisions have been reclassified to discontinued operations. Collectively, these businesses previously comprised the Specialty Products segment and were disclosed as such. The remaining business represented in the Corporate/Other Product segment relate to water treatment and electrical services provided in the Hungary operations.

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

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the quarters ended December 31, 2006 and 2005 (amounts in thousands):

                                                              THREE MONTHS ENDED DECEMBER 31, 2006
                                                              ------------------------------------
                                                        CARBON     TECHNICAL    CORPORATE/
                                                        FIBERS       FIBERS       OTHER        TOTAL
                                                        ------       ------       -----        -----
Net sales............................................. $  21,121   $   8,519     $    645    $  30,285
Cost of sales.........................................    16,476       5,671          287       22,434
Operating income (loss)...............................     2,655       2,510       (2,148)       3,017
Depreciation and amortization expense.................     1,347         550          113        2,010
Capital expenditures..................................     9,260       1,761        1,317       12,338


                                                              THREE MONTHS ENDED DECEMBER 31, 2005
                                                              ------------------------------------
                                                        CARBON     TECHNICAL    CORPORATE/
                                                        FIBERS       FIBERS       OTHER        TOTAL
                                                        ------       ------       -----        -----
Net sales ............................................ $  10,758   $   4,515     $    284    $  15,557
Cost of sales.........................................     8,970       3,830          227       13,027
Operating income (loss)...............................       413         364       (1,791)      (1,014)
Depreciation and amortization expense.................     1,104         223          120        1,447
Capital expenditures..................................     3,877       1,136            -        5,013


                                                                          TOTAL ASSETS
                                                                          ------------
                                                        CARBON     TECHNICAL    CORPORATE/
                                                        FIBERS       FIBERS       OTHER        TOTAL
                                                        ------       ------       -----        -----
December 31, 2006..................................... $ 149,590   $  32,930     $ 57,072    $ 239,592
September 30, 2006....................................   128,747      25,199       33,738      187,684

7.   INVENTORIES

Inventories consist of the following (amounts in thousands):                     DECEMBER 31,       SEPTEMBER 30,
                                                                                    2006                2006
                                                                                -------------       -------------
         Raw materials.....................................................     $      19,964       $      14,306
         Work-in-process...................................................             1,453               1,750
         Finished goods....................................................             6,005               5,142
         Supplies and other................................................               410                 523
                                                                                -------------       -------------
                                                                                $      27,832       $      21,721
                                                                                =============       =============

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $1.2 million and $1.3 million as of December 31 and September 30, 2006, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to industry overcapacity for certain carbon fiber products in prior years.

8.   NEW ACCOUNTING PRONOUNCEMENTS

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

9.   COMMITMENTS AND CONTINGENCIES

 Legal

         Legal contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately when the matter is brought to closure. We have established reserves for matters, as depicted below, and if any of these matters are resolved unfavorably resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

         Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. The Company believes that any damages should be limited to $21.1 million because the verdicts are duplicative. Zoltek Corporation has filed various post-trial motions. If such motions are unsuccessful, Zoltek Corporation intends to file an appeal with the U. S. Court of Appeals for the 8th Circuit seeking reversal or a new trial. Although the litigation process is inherently uncertain, the Company believes it has grounds for the judgment to be substantially reduced or, possibly, overturned entirely. Management, recognizing the judgment that has been rendered against the Company and the uncertainty surrounding the Company's planned continuing defense, accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability in this matter, which it believes is the best estimate of the liability associated with this obligation. This amount includes $21.1 million related to the aforementioned judgment and approximately $0.7 million related to legal fees. The Company had previously incurred legal expenses of approximately $1.0 million. Management believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations, financial condition and cash flows. The Company will be required to post a bond of up to $40 million. The Company has arranged for the funds necessary for the bond with a $10.0 million loan collateralized by certain real estate of the Company, a $10.0 million loan commitment from the Company's Chief Executive Officer, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand.

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

         In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and an order to issue warrants to purchase 122,888 shares of the Company's common stock at various prices. To date the Company has not made payments of any portion of this obligation, although it posted an appeal bond in the amount of $6.6 million. During the second quarter of 2006, the Company accrued $0.5 million in respect of the possible liability in this matter, which represents the low-end of the range. The maximum exposure is uncertain due to fluctuations in the Company's stock price. Management currently believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations. The Company is vigorously defending this matter and has filed counterclaims and an appeal.

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

         For the three months ended December 31, 2006 and 2005, the Company reported sales of $8.5 million and $2.9 million, respectively, to a wind turbine manufacturer, and a related open account receivable balance of $2.6 million as of December 31, 2006.

For the three months ended December 31, 2006 and 2005, the Company reported sales of $3.7 million and $1.2 million, respectively, to a brake manufacturer. These were the only customers that represented greater than 10% of consolidated net sales. The wind turbine manufacturer was the only customer with receivable balance in excess of 10% of the Company's consolidated balance as of December 31, 2006.

                                     * * *

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, investors should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, the Company does not plan to publicly update or revise any forward-looking statements contained herein after we distribute this quarterly report, whether as a result of any new information, future events or otherwise.

                                     * * *

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

         In view of the substantial increases in demand for carbon fibers, supported by several long-term supply relationships, the Company continued to execute the capacity expansion program originally announced in fiscal 2005 in a four-phase plan. The first phase was the re-start of production of the five installed continuous carbonization lines at its Abilene, Texas plant and expansion of precursor production at its Hungarian plant which was completed in fiscal 2005 at a cost of approximately $5.0 million. The second phase was the addition of two continuous carbonization lines in Hungary during the first quarter of 2006 at a cost of approximately $13.0 million, most of which was incurred in fiscal 2005. Beginning in the fourth quarter of 2006, the third phase added four continuous carbonization lines and expanded precursor production to meet the demand for the additional carbon lines in Hungary at a cost of approximately $26.0 million. In the fourth phase, the Company plans to add four continuous carbonization lines and two oxidized acrylic fiber lines and expand precursor production at its Hungary facility to meet the demand for the additional lines during the second and third quarters of fiscal 2007 at a cost of approximately $30.0 million. The $60.0 million convertible debt financing package entered into in September 2005 and amended in May 2006, which has been fully funded, provided a substantial portion of the capital resources for the capacity increase in fiscal 2006 and planned capacity increase in the first half of fiscal 2007.

         Subject to the availability of financing, during the fourth quarter of fiscal 2007 Zoltek plans to complete the installation of approximately five million pounds of rated annual carbon fiber capacity, with the first five million pound rated capacity expansion completed by December 31, 2007. The Company will be looking to raise capital to finance the fiscal 2007 expansion of an additional 10 million pounds of annual production or possibly more rated capacity if demand continues to grow.

         In November 2006, a judgment was rendered against the Company for approximately $36.0 million. In connection with the continuing defense of the litigation, the Company may be required to post a bond of $40.0 million. While the Company has secured the funding for the bond if required, it has used certain funding sources which were expected to be utilized to fund the Company's carbon fiber expansion program. Accordingly, the Company may be required to seek alternative sources of funding for its expansion program and such funding may be at a cost or in an amount that may limit the Company's ability to meet the expansion program's capacity.

         During 2006, the Company began to capitalize on the increasing demand for carbon fiber with the expansion and activation of new carbon fiber lines at its Hungarian facility and improved efficiency of the Abilene facility. During fiscal 2006, the Company increased sales by 67% from the prior year. The Company reported an operating loss from continuing operations of $15.7 million for its 2006 fiscal year, which included $22.8 million of litigation charges arising out of a lawsuit that the Company is contesting. This compared to an operating loss of $7.6 million in the 2005 fiscal year. These positive operational trends have continued in the first quarter of fiscal 2007. Sales increased by 94.6% over the first quarter of fiscal 2006 and the Company reported an operating profit from continuing operations of $3.0 million for the quarter.

         In recent years, many factors had a material adverse effect on the Company's financial performance, including the Company's substantial investments in manufacturing assets and market and application development expenses to position the Company to capitalize on the upturn in demand, the delay in the anticipated growth in commercialization of carbon fibers prior to 2004, and the Company's inability to activate production capacity at its Abilene plant as fast as expected due in large part to the inability to recruit and train qualified workers and managers at the plant that had been largely idle for several years until 2005.

         During the fourth quarter of fiscal 2005, the Company discontinued the CMC operation as the division was deemed not to be part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The CMC operation was shut down at September 30, 2005. The Company is utilizing a portion of the acrylic fiber capacity to supply precursor for its growing carbon fiber manufacturing operations. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactures thermoplastic components. The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions are not part of the long-term strategy of the Company and are not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two divisions have been reclassified to discontinued operations.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED
-------------------------------------------------------------------
DECEMBER 31, 2005
-----------------

         The Company's sales increased 94.7%, or $14.7 million, to $30.3 million in the first quarter of fiscal 2007 from $15.6 million in the first quarter of fiscal 2006. Carbon fiber sales increased 96.3%, or $10.3 million, to $21.1 million in the first quarter of fiscal 2007 from $10.8 million in the first quarter of fiscal 2006 as production and sales of wind energy orders continued to grow and the demand for the Company's milled and chopped products significantly increased from prior years. The Company's sales benefited from the newly added capacity in Hungary of six carbon fiber lines from the first quarter of the fiscal year 2006, continued improvement in the operations of the Abilene facility production and price increases which took effect during the fiscal 2006 second quarter. Technical fiber sales increased 88.7%, or $4.0 million, to $8.5 million in the first quarter of fiscal 2007 from $4.5 million in the first quarter of fiscal 2006. Technical fiber sales increased as the Company experienced a significant increase in orders from its aircraft brake customers and new sales within the automotive heat resistance applications. Sales of other products increased $0.4 million in the first quarter of fiscal 2007.

         The Company's cost of sales increased by 72.2%, or $9.4 million, to $22.4 million in the fist quarter of fiscal 2007 from $13.0 million in the first quarter of fiscal 2006. Carbon fiber cost of sales increased by 83.7%, or $7.5 million, to $16.5 million for the first quarter of fiscal 2007 from $9.0 million for the first quarter of fiscal 2006. The increase in carbon fiber cost of sales resulted from the increased sales of 96.3% discussed above offset by improved margins benefiting from reduction of costs related to improved efficiencies of the installed carbon fiber lines at its Abilene, Texas facility. Technical fiber cost of sales increased $1.9 million, or 48.1%, to $5.7 million for the first quarter of fiscal 2007 from $3.8 million for the first quarter of fiscal 2006. The increase in technical fiber cost of sales resulted from the increased sales of 88.7% discussed above. The cost of sales of other products increased for the first quarter of fiscal 2007 to $0.3 million compared to the first quarter of fiscal 2006 of $0.2 million.

         Application and market development costs were $1.6 million in the first quarter of fiscal 2007 and $1.1 million in the first quarter of fiscal 2006. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase included application development of the towpreg product at the Company's prepreg facility in Utah.

         Selling, general and administrative expenses were $3.2 million in the first quarter of fiscal 2007 compared to $2.5 million in the first quarter of fiscal 2006. The increase in operating loss was due to an increase in legal expenses, primarily related to the SP Systems case, and increases in audit fees incurred during the first quarter. The Company also recorded $0.1 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the first quarter of fiscal 2007.

         Operating income was $3.0 million in the first quarter of fiscal 2007 compared to a loss of $0.1 million in the first quarter of fiscal 2006. Carbon fiber operations reported operating income of $2.7 million in the first quarter of fiscal 2007 compared to income of $0.04 million in the first quarter of fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers increased $2.1 million, from $0.4 million in the first quarter of fiscal 2006 to $2.5 million for fiscal 2007, as sales increased 88.7% due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Other products and Corporate Headquarters reported an operating loss of $2.1 million during the first quarter of fiscal 2007 compared to a loss of $1.8 million during the first quarter of fiscal 2006. The $0.3 million increase in operating loss was due to $0.4 million increase in legal expenses, primarily related to the SP Systems case, and staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and to satisfy needs in the finance area.

         Interest expense, net of interest income, was approximately $0.7 million in the first quarter of fiscal 2007 compared to $0.8 million in the corresponding period of fiscal 2006. The decrease in interest expense resulted from an increase in interest capitalized to $0.6 million from $0.5 million during the first quarter of fiscal 2007 and 2006, respectively.

         Amortization of financing fees, which are non-cash expenses, was approximately $1.3 million in the first quarter of fiscal 2007 compared to $2.0 million in the first quarter of fiscal 2006. The Company capitalized $0.7 million of financing fees related to the expansion of the Company's carbon fiber lines in the first quarter of fiscal 2007.

         Warrant issuance expense was $6.4 million for the first quarter of fiscal 2007. In December 2006, the Company expensed the fair value of warrants issued to induce holders to exercise previously held warrants. The Company intends to use the funds received from the exercising of these previously held warrants to help fund the bond which may be required in connection with the continuing defense of the SP Systems case. If a lesser amount or no bond is required, the Company will use the funds to support its capacity expansion.

         Gain or loss on value of warrants and conversion feature, which is a non-cash item, was a gain of $0.2 million in the first quarter of fiscal 2007 compared to a gain of $10.0 million in the first quarter of fiscal 2006 (see "--Liquidity--Financing"). The gains were attributable to the increase in the market price of the Company's common stock. Substantially all of the Company's convertible debt issuances which required derivative accounting have been converted.

         Other income/expense, net, was an expense of $0.3 million in the third quarter of fiscal 2007 compared to an expense of $0.005 million for the first quarter fiscal 2006. The increase was due to a loss from foreign currency transactions realized on receivables in Hungary.

         Income tax expense was $0.2 million for the first quarter of fiscal 2007 compared to $0.1 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal quarters of 2006 and 2005 due to uncertainties in the Company's ability to utilize net operating loss carryforwards in the future. The expenses for the quarters related to local taxes for the Hungarian facility.

         The foregoing resulted in loss from continuing operations of $5.6 million for the first quarter of fiscal 2007 compared to net income of $6.1 million for the first quarter of fiscal 2006. Similarly, the Company reported net loss from continuing operations per share of $0.22 and $0.23 on a basic and diluted basis for the first quarter of fiscal 2007 and net income from continuing operations per share of $0.31 and $0.02 on a basic and diluted basis, respectively, for the first quarter of fiscal 2006. The weighted average common shares outstanding were 25.9 and 26.0 million basic and diluted, respectively, for fiscal 2007 and 19.9 and 22.4 million basic and diluted, respectively, for the first quarter of fiscal 2006.

         Net loss from discontinued operations of $0.1 million for the first quarter of fiscal 2007 compared to net income of $0.2 million for the first quarter of fiscal 2006. The Company reported a loss from discontinued operations per share of $(0.00) on a basic and diluted basis for the first quarter of fiscal 2007 and net income per share of $0.01 on a basic and diluted basis for the third quarter of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Credit Facilities
-----------------

         US Operations - In December 2006, the Company extended its existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million and established a new $10.0 million term loan, collateralized by certain properties of the Company which the Company may draw upon if and when it has to post the SP Systems bond in connection with the defense of the SP Systems litigation. The revolving credit facility has a total commitment of the lesser of (i) $6.7 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventory, which as of December 31, 2006 totaled $6.5 million. The amendment also provides that the letter of credit previously collateralized by the Company's cash and cash equivalents and presented as restricted cash in the Company's consolidated balance sheet will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of December 31, 2006, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank. The subordinated debt agreements of 2004 and 2005 (see Note 2) require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in compliance with as of December 31, 2006.

         Hungarian Operations - The Hungarian Government has pledged a grant of 2.9 billion HUF (approximately $15.2 million) to Zoltek's Hungarian subsidiary for use in modernizing its facility, establishing a research and development center there, and supporting a rapid buildup of manufacturing capacity for both acrylic fiber precursor raw material and carbon fiber. As of December 31, 2006, no amount has been funded under this program.

Possible Bond Related to SP Systems Case

         The Company has obtained the financing to post a bond of up to $40.0 million if necessary in connection with the continuing defense of the SP Systems case. (See Note 9). The bond amount, if any, will be determined in connection with post-trial motions to reduce the amount of the judgment is granted. The Company has raised the financing which may be required for the bond with a $10.0 million loan commitment from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5% with a due date of January 1, 2008, a $10.0 million loan commitment from the Company's Chief Executive Officer at 8% interest due January 2, 2008, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand. There are no financial covenants associated with the $10.0 million loan facility with the bank or the $10.0 million loan from the Company's Chief Executive Officer. Additionally, the $10.0 million term loan facility with the bank is guaranteed by the Company's Chief Executive Officer. This guarantee will remain in place until certain conditions of the credit agreement are fulfilled, primarily the delivery of appraisals and mortgages related to the real estate properties collateralized with the term loan. In view of the uncertainties regarding the timing and amount of the bond, in February 2007 the Company temporarily repaid the $10.0 million loan from the Chief Executive Officer to avoid interest payments on the idle funds and the Company has not drawn any funds available under the $10.0 million loan from its U.S. bank. The Company will re-borrow the funds when and if needed in connection with a possible bond. In connection with the exercise of the warrants mentioned above, the Company issued investors an additional 827,789 warrants with an exercise price of $28.06. The Company has recorded the entire fair value of these new warrants, $6.4 million, into expense during the first quarter of fiscal 2006.

Convertible Debt

         During the quarter ended December 31, 2006, certain investors converted $1.2 million aggregate principal and interest amounts of the convertible debt privately placed in the February 2003 issuance into 342,858 shares of common stock, which was recorded into shareholders' equity. In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bore interest at a fixed rate of 7.5% per annum. The convertible debentures are convertible into 293,767 shares of Zoltek common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuance was $2.8 million and will be accreted to the debt's face value over the life of the convertible debentures.

         In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company's planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by certain carbon fiber assets of the Company's Hungarian subsidiary.

         The terms of repayment for each convertible debt issuance from September 2005 through October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date fifteen months following the closing date and to continue for each of the nine quarters thereafter. As of February 8, 2007, the stock price was above the conversion price for all issuances with principal due in the upcoming year. Therefore, the Company does not anticipate that any lender will induce cash repayment in the near future.

         Each issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants as of December 31, 2006:

                         CONVERTIBLE DEBT ISSUANCES FISCAL 2003 THROUGH FISCAL 2005
                         ----------------------------------------------------------

                                          FEBRUARY    JANUARY     MARCH     OCTOBER    FEBRUARY    SEPTEMBER
                                            2003(1)    2004       2004       2004        2005        2005(1)
                                            ----       ----       ----       ----        ----        ----
Amount of debenture (millions)..........  $8.1       $7.0       $5.75      $20.0       $20.0       $5.0
Per share conversion price on debenture.  $3.25      $5.40      $6.25      $12.00      $20.00      $12.50
Interest rate...........................  7.0%       6.0%       6.0%       7.0%        7.5%        7.5%
Term of debenture.......................  60 months  30 months  30 months  42 months   42 months   42 months
Warrants issued.........................  405,000    323,995    230,000    500,000     457,142     140,000
Term of warrants........................  60 months  48 months  48 months  72 months   48 months   60 months
Per share exercise price of warrants....  $5.00      $5.40      $7.50      $13.00      $17.50      $14.50
Fair value per warrant at issuance......  $0.93      $2.27      $5.43      $6.02       $10.47      $9.34
Value per share conversion
  feature at issuance...................  $3.11      $1.78      $5.06      $4.31       $10.47      $9.91
Stock price on date of agreement........  $1.58      $5.40      $9.53      $9.60       $16.68      $13.15
Stock volatility at issuance............  100%       50%        61%        75%         84%         205%
Dividend yield..........................  0.0%       0.0%       0.0%       0.0%        0.0%        0.0%
Risk-free interest rate at issuance.....  3.0%       2.78%      2.44%      3.71%       3.46%       4.25%
Converted...............................  Partial    Yes        Yes        Yes         Yes         Partial
Warrants exercised......................  Partial    Yes        Yes        Yes         Yes         Yes

                         CONVERTIBLE DEBT ISSUANCES FISCAL 2006 THROUGH FISCAL 2007
                         ----------------------------------------------------------

                                          DECEMBER   FEBRUARY      MAY       JULY       OCTOBER
                                            2005(1)    2006(1)    2006(1)    2006(1)     2006(1)
                                            ----       ----       ----       ----        ----
Amount of debenture (millions)..........  $15.0      $10.0      $20.0      $2.5        $7.5
Per share conversion price on debenture.  $12.5      $13.07     $25.51     $25.51      $25.51
Interest rate...........................  7.5%       7.5%       7.5%       7.5%        7.5%
Term of debenture.......................  42 months  42 months  42 months  42 months   42 months
Warrants issued.........................  420,000    267,789    274,406    34,370      102,835
Term of warrants........................  60 months  60 months  60 months  60 months   60 months
Per share exercise price of warrants....  $14.50     $15.16     $28.06     $28.06      $28.06
Fair value per warrant at issuance......  $5.92      $10.56     $26.03     $23.89      $12.64
Value per share conversion
  feature at issuance...................  $10.72     $10.20     $18.80     $19.21      $19.57
Stock price on date of agreement........  $8.80      $13.99     $32.25     $29.28      $26.81
Stock volatility at issuance............  96%        99%        106%       111%        117%
Dividend yield..........................  0.0%       0.0%       0.0%       0.0%        0.0%
Risk-free interest rate at issuance.....  4.28%      4.28%      4.88%      4.88%       4.65%
Converted...............................  No         No         No         No          No
Warrants exercised......................  Yes        Yes        No         No          No

--------------------------------
(1) The convertible debt issued in February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features and warrants do not require derivative accounting. The September 2005, February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Warrant and Conversion Features

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which requires the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operation as "Gain on value of warrants and beneficial conversion feature." See table below for impact on the results for three months ended December 31, 2006 and 2005.

                                                                   THREE MONTHS ENDED DECEMBER 31, 2006
                                                                   ------------------------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
         January 2004 issuance - mark to market .................$     204      $      -       $     204
                                                                 ---------      ---------      ---------
                  Gain on value of warrants and
                    beneficial conversion feature................$     204      $      -       $     204
                                                                 =========      =========      =========

                                                                   THREE MONTHS ENDED DECEMBER 31, 2005
                                                                   ------------------------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
         January 2004 issuance - mark to market .................$     800      $       -      $     800
         February 2004 issuance - mark to market.................      373              -            373
         October 2004 issuance - mark to market..................    2,066          1,946          4,012
         February 2005 issuance - mark to market.................    1,723          3,114          4,837
                                                                 ---------      ---------      ---------
                  Gain on value of warrants and
                    beneficial conversion feature................$   4,962      $   5,060      $  10,022
                                                                 =========      =========      =========

Amortization of Financing Fees and Debt Discount

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

         The Company has obtained the funding to post a bond of up to $40.0 million which may be required in connection with the continuing defense of the SP Systems case partially by using the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders in December of 2006. In connection with the exercise of such warrants, the Company has entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company has issued investors an additional 827,789 warrants with an exercise price of $28.06. The Company has recorded the entire fair value of these new warrants, $6.4 million, into expense during the first quarter of fiscal 2006. The fair value was calculated based on the warrants' expected life of three years, the Company's stock price of $20.20 at the date of issuance, a risk-free interest rate of 4.65% and a stock volatility of $67% at the date of issuance.

         See the table below for impact of amortization of financing fees and debt discount on the financial results for the three months ended, December 2006 and 2005 (amounts in thousands).

                                                                  THREE MONTHS ENDED DECEMBER 31, 2006
                                                                  ------------------------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
September 2005 issuance..........................................$      61      $       -      $      61
December 2005 issuance...........................................      109              -            109
February 2006 issuance...........................................       77            172            249
May 2006 issuance................................................      233            343            576
July 2006 issuance...............................................       22             27             49
October 2006 issuance............................................       35             41             76
                                                                 ---------      ---------      ---------
                                                                 $     537      $     583      $   1,120
                                                                 =========      =========
         Deferred financing costs................................                                    183
                                                                                               ---------
         Total...................................................                              $   1,303
                                                                                               =========



                                                                  THREE MONTHS ENDED DECEMBER 31, 2005
                                                                  ------------------------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
October 2004 issuance............................................$     481      $       -      $     481
February 2005 issuance...........................................    1,068              -          1,068
September 2005 issuance..........................................       57            110            167
December 2005 issuance...........................................       18             41             59
                                                                 ---------      ---------      ---------
                                                                 $   1,624      $     151      $   1,775
                                                                 =========      =========
         Deferred financing costs................................                                    217
                                                                                               ---------
         Total...................................................                              $   1,992
                                                                                               =========

         The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

                                                                            DECEMBER 31, 2006
                                                                            -----------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
September 2005 issuance..........................................$     903      $       -      $     903
December 2005 issuance...........................................    1,716              -          1,716
February 2006 issuance...........................................    2,077          2,137          4,214
May 2006 issuance................................................    6,517          9,625         16,142
July 2006 issuance...............................................      784            945          1,729
October 2006 issuance............................................    1,212          1,395          2,607
                                                                 ---------      ---------      ---------
                                                                 $  13,209      $  14,102      $  27,311
                                                                 =========      =========
         Debt acquisition cost and financing fees................                                  2,051
                                                                                               ---------
         Total...................................................                              $  29,362
                                                                                               =========


                                                                           SEPTEMBER 30, 2006
                                                                           ------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       --------         -----
September 2005 issuance..........................................$   1,003      $       -      $   1,003
December 2005 issuance...........................................    1,894              -          1,894
February 2006 issuance...........................................    2,278          2,343          4,621
May 2006 issuance................................................    6,899         10,187         17,086
July 2006 issuance...............................................      791            952          1,743
                                                                 ---------      ---------      ---------
                                                                 $  12,865      $  13,482      $  26,347
                                                                 =========      =========
     Debt acquisition cost and financing fees....................                                  1,582
                                                                                               ---------
         Total...................................................                              $  27,929
                                                                                               =========

Earnings Per Share

The following is the diluted impact of the convertible debt and warrants on loss per share:

                                                                                      THREE MONTHS
                                                                                    ENDED DECEMBER 31,
                                                                                  2006            2005
                                                                                ------------------------
         Numerators:
         (Loss) income from continuing operations...............................$  (5,595)     $   6,128
         Impact of convertible debt and warrants:
              Add:  interest expense............................................        -            604
              Add:  amortization of financing fees and debt discount............        -             64
              Less: gain on value of beneficial conversion feature and warrants.     (204)        (6,233)
                                                                                ---------      ---------
         (Loss) income from continuing operations...............................   (5,799)           563
         (Loss) income from discontinued operations.............................      (68)           160
                                                                                ---------      ----------
         Net (loss) income......................................................$  (5,867)     $     723
                                                                                =========      =========



         Denominators:
         Average shares outstanding - basic.....................................   25,945         19,918
         Impact of convertible debt, warrants and stock options.................       16          2,467
                                                                                ---------      ---------
         Average shares outstanding - diluted...................................   25,961         22,385
                                                                                =========      =========

         (Loss) earnings per share - basic:
              Continuing operations.............................................$   (0.22)     $    0.31
              Discontinued operations ..........................................    (0.00)          0.01
                                                                                ---------      ---------
         Basic (loss) earnings per share........................................$   (0.22)     $    0.32
                                                                                =========      =========

         (Loss) earnings per share - diluted:
              Continuing operations.............................................$   (0.23)     $    0.02
              Discontinued operations...........................................    (0.00)          0.01
                                                                                ---------      ---------
         Diluted (loss) earnings per share......................................$  (0.23)      $    0.03
                                                                                =========      =========

         In accordance with SFAS No. 128, "Earnings per Share," the Company has adjusted the numerator in the diluted earnings per share calculation for the mark to market gain, which has a dilutive impact for the three months ended December 31, 2006. The Company does have outstanding warrants and convertible debt at December 31, 2006 and 2005 which are not included in the determination of diluted loss per share presented above because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 4.2 million shares for the three months ended December 31, 2006 and 2005 would have been included in the Company's diluted income
(loss) per share calculation.

Future Contractual Obligations
------------------------------

         In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2006. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Note 2 to the condensed consolidated financial statements for discussion of the Company's debt agreements.

                                                                             Less than
                                                                  Total       1 year      1-3 years
                                                                ---------    ---------    ---------
Note payable to related party...................................$  10,000    $       -    $  10,000
Convertible debentures (a)......................................   59,500       16,250       43,250
Long-term debt, including current maturities....................    7,151        3,344        3,807
                                                                ---------    ---------    ---------
     Total debt.................................................   76,651       19,594       57,057
Operating leases................................................      231           58          173
                                                                ---------    ---------    ---------
     Total debt and operating leases............................   76,882       19,652       57,230
Contractual interest payments (b)...............................    7,283        4,016        3,267
Accrued litigation cost (c).....................................   23,963       23,963            -
Purchase obligations (d)........................................   11,128       11,128            -
                                                                ---------    ---------    ---------
     Total contractual obligations..............................$ 119,256    $  58,759    $  60,497
                                                                =========    =========    =========

         (a) Convertible debentures are presented on the balance sheet net of debt discount of $27,311.

         (b) Amounts represent the expected cash payment for interest on our debt.

         (c) Amount includes $21.8 million accrued for potential damages and litigation cost related to SP Systems case and $2.5 million related to other litigation costs as discussed in Note 8 to the consolidated financial statements below.

         (d) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.

         The future contractual obligations and debt could be reduced by up to $66.8 million in exchange for up to 3.8 million shares of common stock if all the convertible debt was converted on January 1, 2007.

                                                   Conversion                Less than
                                                      price       Total        1 year     1-3 years
                                                    ---------   ---------    ---------    ---------
Total contractual obligation.......................               119,256       58,759       60,497
February 2003 issuance.............................  $ 3.25        (1,500)           -       (1,500)
September 2005 issuance............................   12.50        (3,000)      (1,500)      (1,500)
December 2005 issuance.............................   12.50       (15,000)      (6,000)      (9,000)
February 2006 issuance.............................   13.07       (10,000)      (3,000)      (7,000)
May 2006 issuance..................................   25.51       (20,000)      (4,000)     (16,000)
July and October 2006 issuance.....................   25.51       (10,000)        (250)      (9,750)
Interest payments..................................                (7,283)      (4,016)      (3,267)
                                                                ---------    ---------    ---------
     Total contractual obligations assuming
       conversion on January 1, 2007...............             $  52,473    $  39,993    $  12,480
                                                                =========    =========    =========

Cash Provided By (Used In) Continuing Operating Activities
----------------------------------------------------------

         Operating activities provided $3.7 million of cash for the first quarter of the fiscal year 2007 compared to cash used of $5.7 million in fiscal year 2006. The improvement was the result of increased operating income as sales and margins continue to improve. Operating cash flows were negatively impacted by an increase in inventory balances of $5.8 million for the first quarter of the fiscal year 2007 compared to $1.6 million in 2006. This was offset by $4.9 million cash provided by an increase in accounts payables for the first quarter of 2007 compared to cash used for accounts payable of $2.7 million in fiscal year 2006. The Company anticipates continuing to improve future cash flows from operations as it gains operating efficiency at the Abilene and Hungarian manufacturing facilities.

Cash Provided By (Used In) Discontinued Operating Activities
------------------------------------------------------------

         Net cash provided by discontinued operating activities was $0.9 million for the first quarter of fiscal 2007 as compared to a usage of $0.1 million in fiscal 2006. The improvement is due to collection of receivables and sales of inventory as the Company prepares to sell the Netlon division and has finalized the exit of its Danamid Granules business.

Cash Used In Investing Activities
---------------------------------

         Net cash used in investing activities for the first quarter of fiscal year 2007 was $5.7 million which consisted of capital expenditures of $12.3 million to expand production lines of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products and a release of restrictions on cash of $6.6 million.

         Net cash used in investing activities for the first quarter of fiscal 2006 was $5.0 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines.

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

Cash Provided By Financing Activities
-------------------------------------

         Net cash provided by financing activities was $29.8 million and $10.9 million for the first quarters of fiscal years ended 2006 and 2005, respectively. The cash provided by financing activities is due to the financing transactions described above.

         As of February 8, 2007, the last reported sale price of the Company's common stock was $26.40 per share.

Legal
-----

         Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. The Company believes that any damages should be limited to $21.1 million because the verdicts are duplicative. Zoltek Corporation is filing various post-trial motions. If such motions are unsuccessful, Zoltek Corporation intends to file an appeal with the U. S. Court of Appeals for the 8th Circuit seeking reversal or a new trial. Although the litigation process is inherently uncertain, the Company believes it has grounds for the judgment to be substantially reduced or, possibly, overturned entirely. Management, recognizing the judgment that has been rendered against the Company and the uncertainty surrounding the Company's planned appeals process, accrued $21.8 million during the fourth quarter in respect of the potential liability in this matter, which it believes is the best estimate of the liability associated with this obligation. This amount includes $21.1 million related to the aforementioned judgment and approximately $0.7 million related to legal fees. The Company has previously incurred legal expenses of approximately $1.0 million. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations, financial condition and cash flows. The Company will be required to post a bond of approximately $40.0 million during the appeals process, or a lesser amount if the Company's post-trial motion to reduce the amount of the judgment is granted. The Company has arranged for the funding necessary for the bond with a $10.0 million loan commitment collateralized by certain real estate of the Company, a $10.0 million loan from the Company's Chief Executive Officer, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company's cash on hand

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company has accrued $1.3 million in respect of the possible liability in this matter, which it believes is its maximum obligation under this guaranty. The Company is vigorously defending this matter. In July 2006, the Company was successful in its appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation, although it posted an appeal bond in the amount of $1.3 million. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. At December 31, 2006, the Company did not have any interest rate swap agreements outstanding.

         The Company views as long-term its investment in Zoltek Zrt., which has a functional currency other than the U.S. dollar. As a result, Zoltek Zrt. is exposed to foreign currency risks related to this investment. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt. In terms of foreign currency translation risk, the Company is exposed to Zoltek Zrt.'s functional currency, which is the Hungarian Forint. Hungary is not considered to be a highly inflationary or deflationary economy. As of December 31, 2006, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $70.5 million. The Company does not expect the loan to be repaid in the near future. In fact the Company expects the loan to increase as the Company continues to invest in the expansion of its carbon fiber operations at its Hungarian facility. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")). The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

         Based on the Company's evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management's assessment of internal control over financial reporting as of September 30, 2006, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, its disclosure controls and procedures were ineffective.

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company's internal control over financial reporting as of September 30, 2006, we had identified the following control deficiencies that represented material weaknesses in the Company's internal control over financial reporting as of September 30, 2006, which also existed as of December 31, 2006.

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

         The control deficiencies described above could result in a misstatement of the Company's inventory and cost of goods sold accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented described above constitute material weaknesses or detected. Management has determined that each of the control deficiencies

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in the Company's internal control over financial reporting during first quarter of fiscal 2007 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

MANAGEMENT'S REMEDIATION INITIATIVES AND INTERIM MEASURES

         As discussed above, management has identified certain material weaknesses that exist in the Company's internal control over financial reporting and is taking steps to strengthen its internal control over financial reporting. Management plans to actively engage in the implementation of remediation efforts to address the material weaknesses in the Company's internal control over financial reporting as of December 31, 2006. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company's internal control over financial reporting.

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

         See Exhibit Index

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Zoltek Companies, Inc.
                                                 (Registrant)

Date:  February 9, 2007                   By:  /s/ KEVIN SCHOTT
       ----------------                      -----------------------
                                                   Kevin Schott
                                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------

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