Form 10-Q
period 2007-03-31
ZOLTEK COMPANIES INC
filed 2007-05-10
CIK 890923

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the three months ended March 31, 2007
                                              --------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to ___________ to ___________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 2, 2007, 29,285,234 shares of Common Stock, $.01 par value, were outstanding.

                            ZOLTEK COMPANIES, INC.
                                     INDEX

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)
   Condensed Consolidated Balance Sheet - March 31, 2007 and September 30, 2006 Condensed Consolidated Statements of Operations - Three and Six Months
    Ended March 31, 2007 and 2006
   Condensed Consolidated Statement of Changes in Shareholders' Equity -
    March 31, 2007
   Condensed Consolidated Statements of Cash Flows - Six Months Ended
    March 31, 2007 and 2006
   Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                  ZOLTEK COMPANIES, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                           ------------------------------------
                                    (In thousands, except share and per share amounts)
                                                        (Unaudited)

                                                                                               MARCH  31,      SEPTEMBER 30,
ASSETS                                                                                            2007             2006
----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents.................................................................$   14,566       $   10,802
     Restricted cash...........................................................................         -            6,634
     Accounts receivable, less allowance for doubtful accounts of $616 and
       $729, respectively......................................................................    21,947           17,009
     Inventories...............................................................................    26,429           21,721
     Other current assets......................................................................     9,166            6,915
                                                                                               ----------       ----------
          Total current assets.................................................................    72,108           63,081
Property and equipment, net....................................................................   161,722          122,284
Other assets...................................................................................     3,274            2,319
                                                                                               ----------       ----------
          Total assets.........................................................................$  237,104       $  187,684
                                                                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt......................................................$    9,230       $    1,365
     Trade accounts payable....................................................................    16,411           11,935
     Legal liabilities (see Note 9)............................................................    23,054           23,725
     Accrued expenses and other liabilities....................................................     6,750            6,014
                                                                                               ----------       ----------
          Total current liabilities............................................................    55,445           43,039
Value of warrants and conversion feature associated with convertible debentures................       486              903
Long-term debt, less current maturities........................................................    10,577           32,002
Other long-term liabilities....................................................................       360               79
                                                                                               ----------       ----------
          Total liabilities....................................................................    66,868           76,023
                                                                                               ----------       ----------
Commitments and contingencies (see Notes 2 and 9)
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued or outstanding.........................................................         -                -
     Common stock, $.01 par value, 50,000,000 shares authorized, 29,248,934 and
       25,652,982 shares issued and outstanding in 2007 and 2006, respectively.................       292              258
     Additional paid-in capital................................................................   336,939          287,299
     Accumulated deficit.......................................................................  (167,176)        (161,507)
     Accumulated other comprehensive income (loss).............................................       181          (14,389)
                                                                                               ----------       ----------
          Total shareholders' equity...........................................................   170,236          111,661
                                                                                               ----------       ----------
          Total liabilities and shareholders' equity ..........................................$  237,104       $  187,684
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

                                                     ZOLTEK COMPANIES, INC.

                                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                         ----------------------------------------------
                                         (Amounts in thousands, except per share data)
                                                          (Unaudited)

                                                                         THREE MONTHS ENDED MARCH 31, SIX MONTHS ENDED MARCH 31,
                                                                         ---------------------------- --------------------------
                                                                             2007         2006              2007         2006
--------------------------------------------------------------------------------------------------------------------------------
Net sales................................................................$    36,742  $    26,198       $    67,027  $    41,755
Cost of sales............................................................     26,154       18,923            48,588       31,950
Application and development costs........................................      1,820        1,290             3,412        2,368
Selling, general and administrative expenses.............................      2,910        2,853             6,152        5,319
                                                                         -----------  -----------       -----------  -----------
     Operating income from continuing operations.........................      5,858        3,132             8,875        2,118
Other (expense) income:
     Interest expense, excluding amortization of financing fees,
          debt discount, warrants and conversion feature...............         (471)        (545)           (1,531)      (1,331)
     Amortization of financing fees and debt discount....................     (4,677)      (2,567)           (5,980)      (4,559)
     Warrant issuance expense............................................          -            -            (6,362)           -
     Loss on value of warrants and conversion feature....................       (276)     (27,464)              (72)     (17,442)
     Interest income.....................................................        268            -               654            -
     Other, net..........................................................       (467)        (150)             (741)        (155)
                                                                         -----------  -----------       -----------  -----------
          Income (loss) from continuing operations before income taxes...        235      (27,594)           (5,157)     (21,369)
Income tax expense.......................................................        292          181               495          278
                                                                         -----------  -----------       -----------  -----------
Net loss from continuing operations......................................        (57)     (27,775)           (5,652)     (21,647)
Discontinued operations:
     Income (loss) from discontinued operations, net of taxes............         51           42               (17)         202
                                                                         -----------  -----------       ------------ -----------
Net loss ................................................................$        (6) $   (27,733)      $    (5,669) $   (21,445)
                                                                         ===========  ===========       ===========  ===========
Net loss per share:
     Basic and diluted (loss) income per share:
          Continuing operations..........................................$     (0.00) $     (1.31)      $     (0.21) $     (1.05)
          Discontinued operations........................................          -            -                 -         0.01
                                                                         -----------  -----------       -----------  -----------
              Total......................................................$     (0.00) $     (1.31)      $     (0.21) $     (1.04)
                                                                         ===========  ===========       ===========  ===========

Weighted average common shares outstanding - basic and diluted...........     27,296       21,147            26,613       20,526

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

                                                                                   Accumulated
                                                             Add'l                    Other                           Total
                                                 Common     Paid-In  Accumulated  Comprehensive   Comprehensive   Shareholders'
                                                 Stock      Capital    Deficit    Income (Loss)   Income (Loss)      Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006.....................$    258   $ 287,299  $(161,507)    $ (14,389)      $       -       $ 111,661
Convertible debt converted......................      24      29,485          -             -               -          29,509
Unamortized value of convertible debt discount
     at time of conversion......................       -      (2,785)         -             -               -          (2,785)
Value of warrants issued........................       -       6,362          -             -               -           6,362
Discount for warrants and beneficial
     conversion feature issued with convertible
     debt.......................................       -       2,796          -             -               -           2,796
Stock option compensation expense...............       -         350          -             -               -             350
Warrants exercised..............................       9      12,781          -             -               -          12,790
Exercise of stock options.......................       1         651          -             -               -             652
Net loss........................................       -           -     (5,669)            -          (5,669)         (5,669)
Foreign currency translation adjustment.........       -           -          -        14,570          14,570          14,570
                                                                                                    ---------
     Comprehensive income.......................       -           -          -             -       $   8,901               -
                                                --------   ---------  ---------     ---------       =========       ---------
Balance, March 31, 2007.........................$    292   $ 336,939  $(167,176)    $     181                       $ 170,236
                                                ========   =========  =========     =========                       =========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                      5

                                                 ZOLTEK COMPANIES, INC.

                                     CONSDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     -----------------------------------------------
                                                 (Amounts in thousands)
                                                       (Unaudited)

                                                                                               SIX MONTHS ENDED MARCH 31,
                                                                                               --------------------------
                                                                                                 2007             2006
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss.................................................................................$  (5,669)       $ (21,445)
      Net loss (income) from discontinued operations...........................................       17             (202)
                                                                                               ---------        ---------
      Net loss from continuing operations......................................................   (5,652)         (21,647)
      Adjustments to reconcile net loss to net cash from operating activities:
           Depreciation and amortization.......................................................    4,470            3,094
           Amortization of financing fees and debt discount....................................    5,980            4,559
           Warrant issue expense...............................................................    6,362                -
           Loss on value of warrants and conversion feature....................................       72           17,442
           Foreign currency transaction losses.................................................      295                -
           Stock option compensation expense...................................................      350              250
           Changes in assets and liabilities:
                 Increase in accounts receivable...............................................   (4,565)          (7,480)
                 Increase in inventories.......................................................   (4,581)           1,215
                 Increase in other current assets and other assets.............................   (1,378)          (1,546)
                 Increase in trade accounts payable............................................    3,313             (198)
                 Decrease in accrued expenses and other liabilities............................     (738)          (1,163)
                 Increase in other long-term liabilities.......................................      121                8
                                                                                               ---------        ---------
      Net cash provided by (used in) continuing operations.....................................    4,049           (5,466)
      Net cash provided by discontinued operations.............................................    1,526              286
                                                                                               ---------        ---------
      Net cash provided by (used in) operating activities......................................    5,575           (5,180)
                                                                                               ---------        ---------

Cash flows from investing activities:
           Purchases of property and equipment.................................................  (30,270)         (13,342)
           Change in cash restricted for letters of credit.....................................    6,634                -
                                                                                               ---------        ---------
      Net cash used in investing activities....................................................  (23,636)         (13,342)
                                                                                               ---------        ---------

Cash flows from financing activities:
           Proceeds from exercise of stock options and warrants................................   12,957            1,955
           Proceeds from issuance of convertible debt..........................................    7,409           25,516
           Payment of financing fees...........................................................     (742)            (929)
           Borrowings (repayment) of notes payable and long-term debt..........................    1,805           (4,627)
                                                                                               ---------        ---------
      Net cash provided by financing activities................................................   21,429           21,915
Effect of exchange rate changes on cash and cash equivalents...................................      396              (38)
                                                                                               ---------        ---------

Net increase in cash and cash equivalents......................................................    3,764            3,355
Cash and cash equivalents at beginning of period...............................................   10,802              255
                                                                                               ---------        ---------
Cash and cash equivalents at end of period.....................................................$  14,566        $   3,610
                                                                                               =========        =========

Supplemental disclosures of cash flow information:
      Non-cash conversion of convertible debentures............................................$  29,509        $  23,000

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

         The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulation of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

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

2.  FINANCING

Bond Related to SP Systems Case

         On April 12, 2007, the Company reported the results of various post-trial motions in ongoing litigation against its Zoltek Corporation subsidiary brought by Structural Polymer Group Limited. The Court granted Zoltek's motion to reduce the judgment entered in November 2006 from $36.0 million to $21.1 million, concluding that the jury's award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending the Company's appeal and denied the Company's post-trial motions for a new trial and for a judgment in its favor as a matter of law. In an earlier period, the Company obtained financing commitments to post the bond with a $10.0 million loan from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5% with a due date of January 1, 2008 and a $10.0 million loan from the Company's Chief Executive Officer that currently bears interest at 8% and matures January 2, 2008, and the remainder with cash on hand, which included the proceeds from the exercise in December 2006 of warrants to purchase 827,789 shares of common stock for $11.9 million by institutional investors. The bond was posted in April 2007. There are no financial covenants associated with the $10.0 million loan facility with the bank or the $10.0 million loan from the Company's Chief Executive Officer.

          In connection with the December 2006 exercise of warrants, the Company entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company issued the investors 827,789 warrants to purchase 827,789 shares with an exercise price of $28.06. The Company recorded the entire fair value of these new warrants, $6.4 million, as a non-cash charge during the first quarter of fiscal 2007. The fair value was calculated based on the warrants' expected life of three years, the Company's stock price of $20.20 at the date of issuance, a risk-free interest rate of 4.65% and a stock volatility of 67% at the date of issuance.

         The Company accrued $21.8 million during the fourth quarter of its 2006 fiscal year in respect of the potential liability and costs of defense in this matter. The Company expects that such accrual will be adequate and that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's future results of operations, financial condition or cash flows.

Revolving Credit Facility

         In December 2006, the Company extended its existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million and established a new $10.0 million term loan, collateralized by certain properties of the Company. The revolving credit facility has a total commitment of the lesser of (i) $6.7 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of March 31, 2007 totaled $8.4 million. The amendment also provides that the letter of credit previously collateralized by the Company's cash and cash equivalents and presented as restricted cash in the Company's consolidated balance sheet as of September 30, 2006 will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of March 31, 2007, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank.

Convertible Debt

         During the quarter ended March 31, 2007, certain investors converted $28.3 million aggregrate principal and interest amounts of convertible debt privately placed in the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock at conversion prices of $12.50, $12.50 and $13.07, respectively, which was recorded into shareholders' equity on the balance sheet as of March 31, 2007. The Company expensed $3.3 million as non-cash charge to Amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.

         During the quarter ended December 31, 2007, certain investors converted $1.2 million aggregate principal and interest amounts of the convertible debt privately placed in the February 2003 issuance into 342,858 shares of common stock, which was recorded into shareholders' equity. In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a fixed rate of 7.5% per annum. The convertible debentures are convertible into 293,767 shares of common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuance was $2.8 million and will be accreted to the debt's face value over the life of the convertible debentures.

         The terms of repayment for each convertible debt issuance from September 2005 through October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date fifteen months following the closing date and to continue for each of the nine quarters thereafter. As of March 31, 2007, the stock price was above the conversion price for all issuances. Therefore, the Company does not anticipate that any lender will induce cash repayment in the near future. Additionally, the September 2005, December 2005 and February 2006 convertible debt issuances also allow the Company the ability to require conversion if the price of the Company's stock stays above a price that is equal to twice the conversion price of the convertible debt for a period of 20 consecutive days. The May 2006, July 2006 and October 2006 issuances allow the Company to require conversion if the price of the Company's stock stays above $42.50 for a period of 20 consecutive days.

         Each issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants as of March 31, 2007:

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
Converted...............................  Partial    Yes        Yes        Yes         Yes         Yes
Warrants exercised......................  Partial    Yes        Yes        Yes         Yes         Yes

                                          CONVERTIBLE DEBT ISSUANCES FISCAL 2006 THROUGH FISCAL 2007
                                          ----------------------------------------------------------
                                          DECEMBER    FEBRUARY     MAY        JULY     OCTOBER
                                           2005(1)     2006(1)    2006(1)    2006(1)    2006(1)
                                           ----        ----       ----       -------    ----
Amount of debenture (millions)..........  $15.0        $10.0      $20.0      $2.5       $7.5
Per share conversion price on debenture.  $12.50       $13.07     $25.51     $25.51     $25.51
Interest rate...........................  7.5%         7.5%       7.5%       7.5%       7.5%
Term of debenture.......................  42 months    42 months  42 months  42 months  42 months
Warrants issued.........................  420,000      267,789    274,406    34,370     102,835
Term of warrants........................  60 months    60 months  60 months  60 months  60 months
Per share exercise price of warrants....  $14.50       $15.16     $28.06     $28.06     $28.06
Fair value per warrant at issuance......  $5.92        $10.56     $26.03     $23.89     $12.64
Value per share conversion
  feature at issuance...................  $10.72       $10.20     $18.80     $19.21     $19.57
Stock price on date of agreement........  $8.80        $13.99     $32.25     $29.28     $26.81
Stock volatility at issuance............   96%         99%        106%       111%       117%
Dividend yield..........................  0.0%         0.0%       0.0%       0.0%       0.0%
Risk-free interest rate at issuance.....  4.28%        4.28%      4.88%      4.88%      4.65%
Converted...............................  Yes          Yes        No         No         No
Warrants exercised......................  Yes          Yes        No         No         No

--------------------------------
(1) The convertible debt issued in February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 met the criteria of EITF 00-19 for equity classification, as they did not contain certain registration rights obligations with respect to the underlying shares. Accordingly, the conversion features and warrants do not require derivative accounting. The February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Warrant and Conversion Features

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Loss on value of warrants and conversion feature." See table below for impact on the results for three months ended March 31, 2007 and 2006 (amounts in thousands).

                                                        THREE MONTHS ENDED MARCH 31, 2007     SIX MONTHS ENDED MARCH 31, 2007
                                                        ---------------------------------     -------------------------------
                                                                  CONVERSION                             CONVERSION
                                                       WARRANTS    FEATURES       TOTAL      WARRANTS     FEATURES      TOTAL
                                                       --------    --------       -----      --------     --------      -----
January 2004 issuance - mark to market ................$    (276)  $       -    $    (276)   $     (72)   $       -   $     (72)
                                                       ---------   ---------    ---------    ---------    ---------   ---------
         Loss on value of warrants and
           conversion feature..........................$    (276)  $       -    $    (276)   $     (72)   $       -   $     (72)
                                                       =========   =========    =========    =========    =========   =========



                                                        THREE MONTHS ENDED MARCH 31, 2006     SIX MONTHS ENDED MARCH 31, 2006
                                                        ---------------------------------     -------------------------------
                                                                  CONVERSION                             CONVERSION
                                                       WARRANTS    FEATURES       TOTAL      WARRANTS     FEATURES      TOTAL
                                                       --------    --------       -----      --------     --------      -----
January 2004 issuance..................................$  (1,911)  $       -    $  (1,911)   $  (1,111)   $       -   $  (1,111)
March 2004 issuance....................................     (850)          -         (850)        (477)           -        (477)
October 2004 issuance..................................   (6,368)     (3,502)      (9,870)      (4,302)      (1,556)     (5,858)
February 2005 issuance.................................   (4,568)    (10,265)     (14,833)      (2,845)      (7,151)     (9,996)
                                                       ---------   ---------    ---------    ---------    ---------   ---------
         Loss on value of warrants and
           conversion feature..........................$ (13,697)  $ (13,767)   $ (27,464)   $  (8,735)   $  (8,707)  $ (17,442)
                                                       =========   =========    =========    =========    =========   =========

Value of derivative liabilities (amounts in thousands):
-------------------------------------------------------
                                                                             MARCH 31, 2007
                                                                             --------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       ---------        -----
         January 2004 issuance...................................$     486      $       -      $     486
                                                                 ---------      ---------      ---------
                  Totals.........................................$     486      $       -      $     486
                                                                 =========      =========      =========

                                                                           SEPTEMBER 30, 2006
                                                                           ------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       ---------        -----
         January 2004 issuance...................................$     903      $       -      $     903
                                                                 ---------      ---------      ---------
                  Totals.........................................$     903      $       -      $     903
                                                                 =========      =========      =========

Amortization of Financing Fees and Debt Discount

         At the time of issuance of convertible debt securities with warrants, the Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount is recorded as a reduction in the carrying value of the convertible debt security that is accreted to its face value over the life of the convertible security and expensed into the Company's income statement. If the remaining convertible securities are converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants and conversion feature will be recorded as an expense at the time of conversion.

         See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and six months ended March 31, 2007 and 2006 (amounts in thousands).

                                                        THREE MONTHS ENDED MARCH 31, 2007     SIX MONTHS ENDED MARCH 31, 2007
                                                        ---------------------------------     -------------------------------
                                                                  CONVERSION                             CONVERSION
                                                       WARRANTS    FEATURES       TOTAL      WARRANTS     FEATURES      TOTAL
                                                       --------    --------       -----      --------     --------      -----
September 2005 issuance ...............................$      85   $       -    $      85    $     158    $       -   $     158
December 2005 issuance ................................      155           -          155          285            -         285
February 2006 issuance ................................    1,818       1,870        3,688        1,830        1,882       3,712
May 2006 issuance .....................................       42          63          105          345          509         854
July 2006 issuance ....................................       40          49           89           65           80         145
October 2006 issuance .................................       66          76          142          107          123         230
                                                       ---------   ---------    ---------    ---------    ---------   ---------
                                                        $  2,206   $   2,058        4,264    $   2,790    $   2,594       5,384
                                                       =========   =========                 =========    =========

         Deferred financing costs......................                               413                                   596
                                                                                ---------                             ---------

         Total.........................................                         $   4,677                             $   5,980
                                                                                =========                             =========


                                                        THREE MONTHS ENDED MARCH 31, 2006     SIX MONTHS ENDED MARCH 31, 2006
                                                        ---------------------------------     -------------------------------
                                                                  CONVERSION                             CONVERSION
                                                       WARRANTS    FEATURES       TOTAL      WARRANTS     FEATURES      TOTAL
                                                       --------    --------       -----      --------     --------      -----
October 2004 issuance..................................$     172   $       -    $     172    $     653    $       -   $     653
February 2005 issuance.................................    1,112           -        1,112        2,179            -       2,179
September 2005 issuance................................      209         403          612          266          513         779
December 2005 issuance.................................       54         124          178           72          165         237
February 2006 issuance.................................       84         188          272           84          188         272
                                                       ---------   ---------    ---------    ---------    ---------   ---------
                                                       $   1,631   $     715        2,346    $   3,254    $     866   $   4,120
                                                       =========   =========                 =========    =========

         Deferred financing costs.......................                              221                                   439
                                                                                ---------                             ---------

         Total.........................................                         $   2,567                             $   4,559
                                                                                =========                             =========

         The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

                                                                             MARCH 31, 2007
                                                                             --------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       ---------        -----
May 2006 issuance................................................$   6,469      $   9,553      $  16,022
July 2006 issuance...............................................      754            909          1,663
October 2006 issuance............................................    1,120          1,289          2,409
                                                                 ---------      ---------      ---------
                                                                 $   8,343      $  11,751      $  20,094
                                                                 =========      =========
         Debt acquisition cost and financing fees................                                  1,251
                                                                                               ---------
         Total...................................................                              $  21,345
                                                                                               =========

                                                                           SEPTEMBER 30, 2006
                                                                           ------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       ---------        -----
September 2005 issuance..........................................$   1,003      $       -      $   1,003
December 2005 issuance...........................................    1,894              -          1,894
February 2006 issuance...........................................    2,278          2,343          4,621
May 2006 issuance................................................    6,899         10,187         17,086
July 2006 issuance...............................................      791            952          1,743
                                                                 ---------      ---------      ---------
                                                                 $  12,865      $  13,482      $  26,347
                                                                 =========      =========
         Debt acquisition cost and financing fees................                                  1,582
                                                                                               ---------
         Total...................................................                              $  27,929
                                                                                               =========

Earnings Per Share

         In accordance with SFAS No. 128, "Earnings per Share," the Company has evaluated its diluted earnings per share calculation. Diluted loss per share is not presented for the three and six months ended March 31, 2007 and 2006 because the impact of these potential additional shares is anti-dilutive. The Company does have outstanding warrants and convertible debt at March 31, 2007 and 2006 which are not included in the determination of diluted loss per share for the three and six months ended March 31, 2007 and 2006 because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 2.0 million shares for the three and six months ended March 31, 2007 and an additional 6.1 million and 5.6 million shares for the three and six months ended March 31, 2006, respectively, would have been included in the Company's diluted loss per share calculation.

3.   DEBT

         During the first quarter of fiscal 2007, the Company obtained a $10 million loan commitment from the Company's Chief Executive Officer to provide funds for a bond which ultimately was required in connection with the defense of the SP Systems litigation (See Note 9). Interest is payable at a rate equal to the Chief Executive Officers's cost of funds (currently 8%) with the principal due on January 1, 2008. In view of the uncertainties regarding the timing and amount of the bond, in February 2007 the Company temporarily repaid the $10.0 million loan from the Chief Executive Officer to avoid interest payments on the idle funds. The Company also obtained a commitment for a $10.0 million loan from its U.S. bank. As a result of the amended judgment rendered in April 2007, the Company has borrowed the amounts available under the loans from the Chief Executive Officer and the U.S. bank and posted the bond (see
Note 2).

                                                                                             MARCH 31,  SEPTEMBER 30,
                                                                                               2007         2006
                                                                                             --------     --------
     Note payable with interest at 9%, payable in eleven monthly installments of
         principal and interest of $15 to maturity in January 2008...........................$  1,314     $  1,346

     Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas
         to be repaid from real estate and personal property tax abatements..................   1,961        1,946


     Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)........................   5,126        3,217

     Convertible debentures final payment due February 2008 bearing interest at 7.0%.........   1,500        2,700
     Convertible debentures final payment due March 2009 bearing interest at 7.5%............       -        3,000
     Convertible debentures final payment due May 2009 bearing interest at 7.5%..............       -       15,000
     Convertible debentures final payment due August 2009 bearing interest at 7.5%...........       -       10,000
     Convertible debentures final payment due November 2009 bearing interest at 7.5%.........  20,000       20,000
     Convertible debentures final payment due January 2010 bearing interest at 7.5%..........  10,000        2,505
                                                                                             --------     --------
         Total long-term debt including current maturities...................................  39,901       59,714
         Less:  Debt discount associated with conversion feature and warrants................ (20,094)     (26,347)
         Less:  Amounts payable within one year, net of discount of $5,373 and $0............  (9,230)      (1,365)
                                                                                             --------     --------

     Total long-term debt, less current maturities...........................................$ 10,577     $ 32,002
                                                                                             ========     ========

4.   DISCONTINUED OPERATIONS

         During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. As of March 31, 2007, the sale of the netting division was not yet finalized. The discontinuation of the thermoplastic division was completed in October 2006. The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two divisions have been reclassified to discontinued operations. Collectively, these businesses previously comprised the Specialty Products segment and were disclosed as such. Certain information with respect to the discontinued operations for the three and six months ended March 31, 2007 and 2006 is summarized as follows (amounts in thousands):

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                MARCH 31,                 MARCH 31,
                                                                                ---------                 ---------
                                                                           2007         2006         2007         2006
                                                                           ----         ----         ----         ----
         Net sales.....................................................  $     213    $   1,233    $   1,506    $   2,844
         Cost of sales.................................................        101        1,128        1,353        2,430
                                                                         ---------    ---------    ---------    ---------
              Gross profit.............................................        112          105          153          414
         Selling, general and administrative expenses..................         36          131          123          249
                                                                         ---------    ---------    ---------    ---------
              Income (loss) from operations............................         76          (26)          30          165
         Other (loss) income...........................................        (25)          68          (47)          37
                                                                         ---------    ---------    ---------    ---------
         Income (loss) on discontinued operations......................  $      51    $      42    $     (17)   $     202
                                                                         =========    =========    =========    =========

5.   STOCK OPTION COMPENSATION EXPENSE

         The Company maintains a Long-term Incentive Plan that authorizes the Board of Directors or its Compensation Committee (the "Committee") to grant key employees and officers of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. Currently, 1,500,000 shares of common stock have been or may be issued pursuant to awards under the plan of which options for 224,410 are currently outstanding. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options vest 100% two years from date of grant and are issued at an option price equal to the market price on the date of grant.

         The Company also maintains a Directors Stock Option Plan under which options to purchase 7,500 shares of common stock at the then fair market value are currently issued to each non-employee director annually. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock at the then fair market value. As of March 31, 2007, options to purchase 262,500 shares granted to directors were outstanding. The options expire from 2007 through 2016.

         Presented below is a summary of stock option plans activity for the second quarter of fiscal 2007:

                                                                   WTD. AVG.      WTD. AVG.     WTD. AVG.
                                                    OPTIONS     EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
                                                    -------     --------------  -----------  --------------

         Balance, September 30, 2006                 552,834      $   10.94       343,495       $  12.65
             Granted.............................     77,500          29.51
             Exercised...........................   (108,424)          6.02
             Cancelled...........................    (35,000)         31.25
                                                    --------
         Balance, March 31, 2007                     486,910          13.21       354,400          13.72
                                                    ========

The following table summarizes information for options currently outstanding and exercisable at March 31, 2007:

                                OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
        -----------------------------------------------------------------          ---------------------------
           RANGE OF                            WTD. AVG.        WTD. AVG.                          WTD. AVG.
        EXERCISE PRICES        NUMBER       REMAINING LIFE   EXERCISE PRICE        NUMBER       EXERCISE PRICE
        ---------------        ------       --------------   --------------        ------       --------------
        $    1.33-2.80          73,000          6 years         $    2.42           73,000         $   2.42
             3.25-5.67          35,000          5 years              5.49           15,000             5.49
             6.25-9.25         156,400          8 years              8.27           86,400             8.01
            9.60-15.99         115,010          8 years             13.44           97,500            13.83
           26.22-39.00         107,500          9 years             29.99           82,500            31.13
                               -------                                             -------
            1.33-39.00         486,910          7 years             13.21          354,400            13.72
                               =======                                             =======

         The total intrinsic value of options outstanding at March 31 2007 and 2006 was approximately $4.8 million and $4.6 million, respectively.

         For the three months and six months ended March 31, 2007 and 2006, the Company recorded into selling and general administrative expense and into its corporate/other segment $0.2 million and $0.4 million in 2007 and $0.1 million and $0.2 million in 2006, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R. As of March 31, 2007, the Company had $1.3 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period over fiscal years 2007 and 2008. There were no recognized tax benefits during the three months ended March 31, 2007 and 2006, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                            FISCAL YEAR ENDED SEPTEMBER 30,
         ASSUMPTIONS                                                                        2007         2006          2005
         -----------                                                                    ---------------------------------------
         Expected life of option.....................................................   3 & 6 years   3 & 8 years   4 & 8 years
         Risk-free interest rate.....................................................       4.90%        4.32%         3.80%
         Volatility of stock.........................................................         68%          96%           76%
         Forfeiture experience.......................................................         30%          30%           51%

6.   SEGMENT INFORMATION

         The Company's strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these divisions have been reclassified to discontinued operations. Collectively, these businesses previously comprised the Specialty Products segment and were disclosed as such. The remaining business represented in the Corporate/Other Product segment relate to water treatment and electrical services provided by the Hungary operations.

         The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers used to manufacture aircraft brake pads for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary.

         Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company's operating segments as of and for the three and six months ended March 31, 2007 and 2006 (amounts in thousands):

                                                              THREE MONTHS ENDED MARCH 31, 2007
                                                              ---------------------------------
                                                         CARBON    TECHNICAL     CORPORATE/
                                                         FIBERS     FIBERS         OTHER       TOTAL
                                                         ------     ------         -----       -----
Net sales............................................. $  29,074   $   7,058     $     610   $  36,742
Cost of sales.........................................    20,582       5,245           327      26,154
Operating income (loss)...............................     5,967       1,473        (1,582)      5,858
Depreciation and amortization expense.................     1,656         259           545       2,460
Capital expenditures..................................    16,406         991           535      17,932

                                                              THREE MONTHS ENDED MARCH 31, 2006
                                                              ---------------------------------
                                                         CARBON    TECHNICAL     CORPORATE/
                                                         FIBERS     FIBERS         OTHER       TOTAL
                                                         ------     ------         -----       -----
Net sales ............................................ $  19,639   $   6,308     $     251   $  26,198
Cost of sales.........................................    14,172       4,594           157      18,923
Operating income (loss)...............................     3,815       1,298        (1,981)      3,132
Depreciation and amortization expense.................     1,079         223           119       1,421
Capital expenditures..................................     7,290       1,499           314       9,103

                                                               SIX MONTHS ENDED MARCH 31, 2007
                                                               -------------------------------
                                                         CARBON    TECHNICAL     CORPORATE/
                                                         FIBERS     FIBERS         OTHER       TOTAL
                                                         ------     ------         -----       -----
Net sales............................................. $  50,195   $  15,577     $   1,255   $  67,027
Cost of sales.........................................    37,058      10,916           614      48,588
Operating income (loss)...............................     8,622       3,983        (3,730)      8,875
Depreciation and amortization expense.................     3,003         809           658       4,470
Capital expenditures..................................    25,666       2,752         1,852      30,270



                                                               SIX MONTHS ENDED MARCH 31, 2006
                                                               -------------------------------
                                                         CARBON    TECHNICAL     CORPORATE/
                                                         FIBERS     FIBERS         OTHER       TOTAL
                                                         ------     ------         -----       -----
Net sales ............................................ $  30,397   $  10,823     $     535   $  41,755
Cost of sales.........................................    23,142       8,424           384      31,950
Operating income (loss)...............................     4,228       1,662        (3,772)      2,118
Depreciation and amortization expense.................     2,201         615           278       3,094
Capital expenditures..................................    10,393       2,635           314      13,342


                                                                         TOTAL ASSETS
                                                                         ------------
                                                         CARBON    TECHNICAL     CORPORATE/
                                                         FIBERS     FIBERS         OTHER       TOTAL
                                                         ------     ------         -----       -----
March 31, 2007........................................ $ 168,339   $  36,869     $  31,896   $ 237,104
September 30, 2006....................................   128,747      25,199        33,738     187,684

7.   INVENTORIES

Inventories consist of the following (amounts in thousands):                      MARCH 31,         SEPTEMBER 30,
                                                                                    2007                2006
                                                                                -------------       -------------
         Raw materials.....................................................     $       5,963       $       5,737
         Work-in-process...................................................            13,578              10,319
         Finished goods....................................................             6,490               5,142
         Supplies and other................................................               398                 523
                                                                                -------------       -------------
                                                                                $      26,429       $      21,721
                                                                                =============       =============

         Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $1.1 million and $1.3 million as of March 31, 2007 and September 30, 2006, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to industry overcapacity for certain carbon fiber products in prior years. Work-in-process includes $11.5 million and $8.6 million of precursor material as of March 31, 2007 and 2006, respectively.

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

9.   COMMITMENTS AND CONTINGENCIES

Legal

         Legal contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately when the matter is brought to closure. We have established reserves for matters, as discussed below, and if any of these matters are resolved unfavorably resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

         Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. On April 12, 2007, the Court ruled on the results of various post-trial motions, granting one of Zoltek's motions to reduce the judgment entered in November 2006 from $36.0 million to $21.1 million, concluding that the jury's award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending the Company's appeal and denied the Company's post-trial motions for a new trial and for a judgment in its favor as a matter of law. The bond was posted in April 2007 (see Note 2 for discussion related to financing of bond). Management, recognizing the judgment that has been rendered against the Company and the uncertainty surrounding the Company's planned continuing defense, accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability in this matter, which it believes is the best estimate of the liability associated with this obligation. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow.

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company accrued $1.3 million in respect of the possible liability in this matter, which represents the minimum amount of management's estimate of the obligation range. The Company is vigorously defending this matter. In July 2006, the Company was successful in its appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition which, among other relevant factors, make the collection of the promissory notes doubtful.

         In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and an order to issue warrants to purchase 122,888 shares of the Company's common stock at various prices. To date the Company has not made payments of any portion of this obligation, although it posted an appeal bond in the amount of $6.6 million. During the second quarter of 2006, the Company accrued $0.5 million in respect of the possible liability in this matter, which represents the minimum amount of management's estimate of the obligation range. The maximum exposure is uncertain due to fluctuations in the Company's stock price. Management currently believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations. The Company is vigorously defending this matter and has filed counterclaims and an appeal.

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

         For the six months ended March 31, 2007 and 2006, the Company reported sales of $20.9 million and $8.5 million, respectively, to a wind turbine manufacturer, and a related open account receivable balance of $2.4 million as of March 31, 2007. For the six months ended March 31, 2007 and 2006, the Company reported sales of $10.5 million and $1.2 million, respectively, to a European manufacturer of prepreg material, and a related open account receivable balance of $3.6 million as of March 31, 2007. These were the only customers that represented greater than 10% of consolidated net sales.

Subsequent Event

         The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $14.9 million) to Zoltek's Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and supporting buildup of manufacturing capacity of carbon fibers. In April 2007, approximately $5.0 million in grant money was received by Zoltek's subsidiary. The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. To be entitled to retention of the full subsidy, during the period between October 2008 through September 2013, the Company must achieve excess export revenues amounting to an average annual sum of HUF 21,698.6 million (approximately $105.5 million), must employ an average annual number of staff of 1,200 employees and must utilize regional suppliers for at least 45% of purchases. If the Company does not comply with these stipulations, the Company may be required to return a portion of the funds to the Hungarian government. Currently, management anticipates the Company will comply with these requirements.

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

         During 2006, the Company completed its transformation from primarily a development business to an operational business and continued its expansion plans that were first announced in fiscal 2005. Also during 2006, the demand for commercial carbon fibers continued to increase substantially and the divergence of the aerospace and commercial markets continued to evolve. The Company believes that this divergence will persist over a long period and validates Zoltek's commercialization strategy. The Company has received significant supply contracts and orders from customers to utilize its carbon fibers in wind energy and other applications.

         In view of the substantial increases in demand for carbon fibers, supported by several long-term supply relationships, the Company continued to execute the capacity expansion program originally announced in fiscal 2005 in a four-phase plan. The first phase was the re-start of production of the five installed continuous carbonization lines at its Abilene, Texas plant and expansion of precursor production at its Hungarian plant which was completed in fiscal 2005 at a cost of approximately $5.0 million. The second phase was the addition of two continuous carbonization lines in Hungary during the first quarter of 2006 at a cost of approximately $13.0 million, most of which was incurred in fiscal 2005. Beginning in the fourth quarter of 2006, the third phase added four continuous carbonization lines and expanded precursor production to meet the demand for the additional carbon lines in Hungary at a cost of approximately $26.0 million. In the fourth phase, the Company will add four continuous carbonization lines and two oxidized acrylic fiber lines which are scheduled to be in operation during the third quarter of fiscal 2007 and will expand precursor production at its Hungary facility to meet the demand for the additional lines at an estimated cost of approximately $30.0 million. The $60.0 million convertible debt financing package entered into in September 2005 and amended in May 2006, which has been fully funded, provided a substantial portion of the capital resources for the capacity increase in fiscal 2006 and planned capacity increase in the first half of fiscal 2007.

         During the fourth quarter of fiscal 2007 Zoltek plans to complete the installation of approximately five million pounds of additional rated annual carbon fiber capacity. The Company will be seeking to raise capital to finance the fiscal 2007 expansion and an additional 10 million pounds of annual rated production capacity for fiscal 2008 or possibly more rated capacity if demand continues to grow.

         During 2006, the Company began to capitalize on the increasing demand for carbon fiber with the expansion and activation of new carbon fiber lines at its Hungarian facility and improved efficiency of the Abilene facility. During fiscal 2006, the Company increased sales by 67% from the prior year. The Company reported an operating loss from continuing operations of $15.7 million for its 2006 fiscal year, which included $22.8 million of litigation charges arising out of a lawsuit that the Company is contesting. This compared to an operating loss of $7.6 million in the 2005 fiscal year. These positive operational trends have continued in the first and second quarters of fiscal 2007. Sales increased by 40.1% during the second quarter of fiscal 2007 over the second quarter of fiscal 2006. The Company reported operating income of $5.9 million and net loss of $6,000 from continuing operations for the second quarter of fiscal 2007.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
-------------------------------------------------------------------------------

         The Company's sales increased 40.1%, or $10.5 million, to $36.7 million in the second quarter of fiscal 2007 from $26.2 million in the second quarter of fiscal 2006. Carbon fiber sales increased 48.5%, or $9.5 million, to $29.1 million in the second quarter of fiscal 2007 from $19.6 million in the second quarter of fiscal 2006 as production and sales of wind energy orders continued to grow. The Company implemented a price increase on carbon fiber on January 1, 2007. The Company's sales benefited from the newly added capacity in Hungary of six carbon fiber lines and continued improvement in the operations of the Abilene facility production. Technical fiber sales increased 12.7%, or $0.8 million, to $7.1 million in the second quarter of fiscal 2007 from $6.3 million in the second quarter of fiscal 2006 due to increased orders from European aircraft brake customers. Technical fiber sales increased as the Company experienced a significant increase in orders from its aircraft brake customers and new sales within the automotive heat resistance applications. Sales of other products and services increased $0.4 million in the second quarter of fiscal 2007.

         The Company's cost of sales increased by 38.6%, or $7.3 million, to $26.2 million in the second quarter of fiscal 2007 from $18.9 million in the second quarter of fiscal 2006. Carbon fiber cost of sales increased by 45.1%, or $6.4 million, to $20.6 million for the second quarter of fiscal 2007 from $14.2 million for the second quarter of fiscal 2006. The increase in carbon fiber cost of sales resulted from the increased sales of 48.5% discussed above offset by improved margins benefiting from improved efficiencies of the installed carbon fiber lines at its Abilene, Texas facility. Technical fiber cost of sales increased $0.6 million, or 13.0%, to $5.2 million for the second quarter of fiscal 2007 from $4.6 million for the second quarter of fiscal 2006. The increase in technical fiber cost of sales resulted primarily from the increased sales of 12.7% discussed above. The cost of sales of other products and services increased for the second quarter of fiscal 2007 to $0.3 million compared to the second quarter of fiscal 2006 of $0.2 million.

         Application and market development costs were $1.8 million in the second quarter of fiscal 2007 and $1.3 million in the second quarter of fiscal 2006. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

         Selling, general and administrative expenses were consistent at $2.9 million for the second quarter of fiscal 2007 and 2006. A $0.5 million charge was recorded during the second quarter of 2006 in respect of a contingent liability related to a lawsuit. Increases in headcount and administrative services during the second quarter of fiscal 2007 approximately equaled the prior year's legal charge. The Company recorded $0.2 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the second quarter of fiscal 2007 and $0.1 million in fiscal 2006.

         Operating income was $5.9 million in the second quarter of fiscal
2007 compared to income of $3.1 million in the second quarter of fiscal 2006. Carbon fiber operations reported operating income of $6.0 million in the second quarter of fiscal 2007 compared to income of $3.8 million in the second quarter of fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers increased $0.2 million, from $1.3 million in the second quarter of fiscal 2006 to $1.5 million for fiscal 2007, as sales increased 12.7% due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Other products and Corporate Headquarters reported an operating loss of $1.6 million during the second quarter of fiscal 2007 compared to a loss of $2.0 million during the second quarter of fiscal 2006. The $0.4 million decrease in operating loss was primarily due to a $0.5 million charge recorded in the second quarter of 2006 in respect of a contingent liability related to a lawsuit.

         Interest expense, net of interest income, was approximately $0.2 million in the second quarter of fiscal 2007 compared to $0.5 million in the corresponding period of fiscal 2006. The decrease in interest expense resulted from an increase in interest capitalized of $0.2 million due to the Company's capital expansion efforts.

         Amortization of financing fees, which are non-cash expenses, was approximately $4.7 million in the second quarter of fiscal 2007 compared to $2.6 million in the second quarter of fiscal 2006. The Company expensed $3.3 million for the beneficial conversion feature and deferred financing fees associated with the forced conversion of debt during the second quarter of fiscal 2007. During the second quarter of fiscal 2006, the Company amortized $1.3 million for debt discount related to the October 2004 and February 2005 convertible debt issuance, which were fully converted during the third and fourth quarters of fiscal 2006 (See "Liquidity and Capital Resources - Financing" section).
                                      19

         Gain or loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $0.3 million in the second quarter of fiscal 2007 compared to a loss of $27.5 million in the second quarter of fiscal 2006 (see "--Liquidity and Capital Resources - Financing"). The losses were attributable to the increase in the market price of the Company's common stock on derivative accounting items. All of the Company's convertible debt issuances which required derivative accounting have been converted and warrants to purchase 16,152 shares, which require derivative accounting, remain outstanding.

         Other income/expense, net, totaled an expense of $0.5 million in the second quarter of fiscal 2007 compared to an expense of $0.2 million for the second quarter fiscal 2006. The increase was due to a loss from foreign currency transactions realized on receivables in Hungary.

         Income tax expense was $0.3 million for the second quarter of fiscal 2007 compared to $0.2 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal quarters of 2007 and 2006 due to uncertainties in the Company's ability to utilize net operating loss carryforwards in the future. The expenses for the quarters related to local taxes for the Hungarian facility.

         The foregoing resulted a loss from continuing operations of $6,000 for the second quarter of fiscal 2007 compared to a net loss of $27.8 million for the second quarter of fiscal 2006. Similarly, the Company reported a net loss from continuing operations per share of $0.00 on a basic and diluted basis for the second quarter of fiscal 2007 and net loss from continuing operations per share of $1.31 on a basic and diluted basis for the second quarter of fiscal 2006. The weighted average common shares outstanding were
27.3 million and 21.1 million basic and diluted for the three months ended March 31, 2007 and 2006, respectively.

         Net income from discontinued operations was $51,000 and $42,000 for the second quarter of fiscal 2007 and 2006, respectively. The Company reported net income from discontinued operations per share of $0.00 on a basic and diluted basis for the second quarter of fiscal 2007 and 2006.

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO SIX MONTHS ENDED MARCH 31, 2006
---------------------------------------------------------------------------

         The Company's sales increased 60.3%, or $25.2 million, to $67.0 million in fiscal 2007 from $41.8 million in fiscal 2006. Carbon fiber sales increased 65.1%, or $19.8 million, to $50.2 million during fiscal 2007 from $30.4 million during fiscal 2006 as production and sales of wind energy orders continued to grow. The Company implemented a price increase on all products on January 1, 2007. The Company's sales benefited from the newly added capacity in Hungary of six carbon fiber lines and continued improvement in the operations of the Abilene facility production. Technical fiber sales increased 44.4%, or $4.8 million, to $15.6 million during fiscal 2007 from $10.8 million during fiscal 2006. Technical fiber sales increased as the Company experienced a significant increase in orders from its aircraft brake customers and new sales within the automotive heat resistance applications. Sales of other products and services increased $0.8 million to $1.3 million during the six months ended March 31, 2007 from $0.5 million during the six months ended March 31, 2006.

         The Company's cost of sales increased by 51.9%, or $16.6 million, to $48.6 million during fiscal 2007 from $32.0 million during fiscal 2006. Carbon fiber cost of sales increased by 60.6%, or $14.0 million, to $37.1 million during fiscal 2007 from $23.1 million for fiscal 2006. The increase in carbon fiber cost of sales resulted from the increased sales of 65.1% discussed above offset by improved margins benefiting from improved efficiencies of the installed carbon fiber lines at its Abilene, Texas facility. Technical fiber cost of sales increased $2.5 million, or 29.8%, to $10.9 million for fiscal 2007 from $8.4 million for fiscal 2006. The increase in technical fiber cost of sales resulted from the increased sales of 44.4% discussed above. The cost of sales of other products increased for fiscal 2007 to $0.6 million compared to fiscal 2006 of $0.4 million.

         Application and market development costs were $3.4 million in fiscal 2007 and $2.4 million in fiscal 2006. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

         Selling, general and administrative increased by 17.0%, or $0.9 million, to $6.2 million in fiscal 2007 from $5.3 million in fiscal 2006. A $0.5 million charge was recorded during the second quarter of 2006 in respect of a contingent liability related to a lawsuit. The Company recorded a $0.4 million charge for legal expenses during the first quarter of fiscal 2007, primarily related to the SP Systems case. The Company recorded $0.4 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the second quarter of fiscal 2007 and $0.2 million in fiscal 2006. The Company also increased headcount and administrative services during fiscal 2007.

         Operating income was $8.9 million for the first six months of fiscal 2007 compared to income of $2.1 million in fiscal 2006. Carbon fiber operations reported operating income of $8.6 million for fiscal 2007 compared to income of $4.2 million in fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers increased $2.3 million, from $1.7 million for the first six months of fiscal 2006 to $4.0 million for fiscal 2007, as sales increased 44.4% due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Other products and Corporate Headquarters reported an operating loss of $3.7 million the six months ended March 31, 2007 compared to a loss of $3.8 million during fiscal 2006. The $0.1 million decrease in operating loss was due to $0.5 million charge recorded in the second quarter of 2006 in respect of a contingent liability related to a lawsuit, offset by an increase in administrative services during fiscal 2007.

         Interest expense, net of interest income, was approximately $0.9 million for the six months ended March 31, 2007, compared to $1.3 million in the corresponding period of fiscal 2006. The decrease in interest expense resulted from an increase in interest capitalized to $1.0 million from $0.8 million during fiscal 2007 and 2006, respectively. Interest expense was also reduced due the conversion of debt to stock during the second quarter of fiscal 2007.

         Amortization of financing fees, which are non-cash expenses, was approximately $6.0 million during the six months ended March 31, 2007 compared to $4.6 million during the same period for fiscal 2006. (See "Liquidity and Capital Resources-Financing").

         Warrant issuance expense was $6.4 million for fiscal 2007. In December 2006, the Company expensed the fair value of warrants issued to induce holders to exercise previously held warrants. The Company used the funds received from the exercising of these previously held to support its capacity expansion.

         Loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $0.1 million for fiscal 2007 compared to a loss of $17.4 million in fiscal 2006 (see "--Liquidity and Capital Resources-Financing"). The losses were attributable to the increase in the market price of the Company's common stock. Substantially all of the Company's convertible debt issuances which required derivative accounting have been converted.

         Other income/expense, net, was an expense of $0.7 million in fiscal 2007 compared to an expense of $0.2 million fiscal 2006. The increase was due to a loss from foreign currency transactions realized on receivables in Hungary.

         Income tax expense was $0.5 million for the six months ended March 31, 2007 compared to $0.3 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal years of 2007 and 2006 due to uncertainties in the Company's ability to utilize net operating loss carryforwards in the future. The expenses for the quarters related to local taxes for the Hungarian facility.

         The foregoing resulted in a loss from continuing operations of $5.7 million for the six months ended March 31, 2007 compared to a net loss of $21.4 million for fiscal 2006. Similarly, the Company reported net loss from continuing operations per share of $0.21 on a basic and diluted basis for the six months ended March 31, 2007 and net loss from continuing operations per share of $1.05 on a basic and diluted basis for fiscal 2006. The weighted average common shares outstanding were 26.6 million basic and diluted for fiscal 2007 and 20.5 million basic and diluted for fiscal 2006.

         Net income from discontinued operations was $17,000 for fiscal 2007 and $0.2 million for fiscal 2006. The Company reported net loss from discontinued operations per share of $0.00 on a basic and diluted basis for fiscal 2007 and income per share of $0.01 for fiscal 2006, on a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Bond Related to SP Systems Case

         On April 12, 2007, the Company reported the results of various post-trial motions in ongoing litigation against its Zoltek Corporation subsidiary brought by Structural Polymer Group Limited. The Court granted Zoltek's motion to reduce the judgment entered in December 2006 from $36.0 million to $21.1 million, concluding that the jury's award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending the Company's appeal and denied the Company's post-trial motions for a new trial and for a judgment in its favor as a matter of law. In an earlier period, the Company obtained financing commitments to post the bond with a $10.0 million loan from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5% with a due date of January 1, 2008 and a $10.0 million loan from the Company's Chief Executive Officer that currently bears interest at 8% and matures January 2, 2008, and the remainder with cash on hand, which included the proceeds from the exercise in December 2006 of warrants to purchase 827,789 shares of common stock for $11.9 million by institutional investors. The bond was posted in April 2007. There are no financial covenants associated with the $10.0 million loan facility with the bank or the $10.0 million loan from the Company's Chief Executive Officer.

          In connection with the December 2006 exercise of warrants, the Company entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company issued the investors 827,789 warrants to purchase additional shares with an exercise price of $28.06. The Company recorded the entire fair value of these new warrants, $6.4 million, as a non-cash charge during the first quarter of fiscal 2007. The fair value was calculated based on the warrants' expected life of three years, the Company's stock price of $20.20 at the date of issuance, a risk-free interest rate of 4.65% and a stock volatility of 67% at the date of issuance.

         The Company accrued $21.8 million during the fourth quarter of its 2006 fiscal year in respect of the potential liability and costs of defense in this matter. The Company expects that such accrual will be adequate and that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's future results of operations, financial condition or cash flows.

Revolving Credit Facility

         In December 2006, the Company extended its existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million and established a new $10.0 million term loan, collateralized by certain properties of the Company. The revolving credit facility has a total commitment of the lesser of (i) $6.7 million or (ii) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of March 31, 2007 totaled $8.4 million. The amendment also provides that the letter of credit previously collateralized by the Company's cash and cash equivalents and presented as restricted cash in the Company's consolidated balance sheet as of September 30, 2006 will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of March 31, 2007, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank.

Convertible Debt

         During the quarter ended March 31, 2007, certain investors converted $28.3 million aggregrate principal and interest amounts of convertible debt privately placed in the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock at conversion prices of $12.50, $12.50 and $13.07, respectively, which was recorded into shareholders' equity on the balance sheet as of March 31, 2007. The Company expensed $3.3 million as non-cash charge to Amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.

         During the quarter ended December 31, 2007, certain investors converted $1.2 million aggregate principal and interest amounts of the convertible debt privately placed in the February 2003 issuance into 342,858 shares of common stock, which was recorded into shareholders' equity. In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a fixed rate of 7.5% per annum. The convertible debentures are convertible into 293,767 shares of common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuance was $2.8 million and will be accreted to the debt's face value over the life of the convertible debentures.

         The terms of repayment for each convertible debt issuance from September 2005 through October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date fifteen months following the closing date and to continue for each of the nine quarters thereafter. As of March 31, 2007, the stock price was above the conversion price for all issuances. Therefore, the Company does not anticipate that any lender will induce cash repayment in the near future. Additionally, the September 2005, December 2005 and February 2006 convertible debt issuances also allow the Company the ability to require conversion if the price of the Company's stock stays above a price that is equal to twice the conversion price of the convertible debt for a period of 20 consecutive days. The May 2006, July 2006 and October 2006 issuances allow the Company to require conversion if the price of the Company's stock stays above $42.50 for a period of 20 consecutive days.

         Each issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants as of March 31, 2007:

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
Converted...............................  Partial    Yes        Yes        Yes         Yes         Yes
Warrants exercised......................  Partial    Yes        Yes        Yes         Yes         Yes

                                          CONVERTIBLE DEBT ISSUANCES FISCAL 2006 THROUGH FISCAL 2007
                                          ----------------------------------------------------------
                                          DECEMBER    FEBRUARY     MAY        JULY     OCTOBER
                                           2005(1)     2006(1)    2006(1)    2006(1)    2006(1)
                                           ----        ----       ----       -------    ----
Amount of debenture (millions)..........  $15.0        $10.0      $20.0      $2.5       $7.5
Per share conversion price on debenture.  $12.50       $13.07     $25.51     $25.51     $25.51
Interest rate...........................  7.5%         7.5%       7.5%       7.5%       7.5%
Term of debenture.......................  42 months    42 months  42 months  42 months  42 months
Warrants issued.........................  420,000      267,789    274,406    34,370     102,835
Term of warrants........................  60 months    60 months  60 months  60 months  60 months
Per share exercise price of warrants....  $14.50       $15.16     $28.06     $28.06     $28.06
Fair value per warrant at issuance......  $5.92        $10.56     $26.03     $23.89     $12.64
Value per share conversion
  feature at issuance...................  $10.72       $10.20     $18.80     $19.21     $19.57
Stock price on date of agreement........  $8.80        $13.99     $32.25     $29.28     $26.81
Stock volatility at issuance............   96%         99%        106%       111%       117%
Dividend yield..........................  0.0%         0.0%       0.0%       0.0%       0.0%
Risk-free interest rate at issuance.....  4.28%        4.28%      4.88%      4.88%      4.65%
Converted...............................  Yes          Yes        No         No         No
Warrants exercised......................  Yes          Yes        No         No         No

--------------------------------
(1) The convertible debt issued in February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 met the criteria of EITF 00-19 for equity classification, as they did not contain certain registration rights obligations with respect to the underlying shares. Accordingly, the conversion features and warrants do not require derivative accounting. The February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

Warrant and Conversion Features

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock" which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Loss on value of warrants and conversion feature." See table below for impact on the results for three months ended March 31, 2007 and 2006 (amounts in thousands).

                                                       THREE MONTHS ENDED MARCH 31, 2007      SIX MONTHS ENDED MARCH 31, 2007
                                                       ---------------------------------      -------------------------------
                                                                  CONVERSION                             CONVERSION
                                                       WARRANTS    FEATURES       TOTAL      WARRANTS     FEATURES      TOTAL
                                                       --------    --------       -----      --------     --------      -----

January 2004 issuance - mark to market ................$    (276)  $       -    $   (276)    $     (72)   $       -   $     (72)
                                                       ---------   ---------    --------     ---------    ---------   ---------
         Loss on value of warrants and
           conversion feature..........................$    (276)  $       -    $   (276)    $     (72)   $       -   $     (72)
                                                       =========   =========    ========     =========    =========   =========

                                                       THREE MONTHS ENDED MARCH 31, 2006      SIX MONTHS ENDED MARCH 31, 2006
                                                       ---------------------------------      -------------------------------
                                                                  CONVERSION                             CONVERSION
                                                       WARRANTS    FEATURES       TOTAL      WARRANTS     FEATURES      TOTAL
                                                       --------    --------       -----      --------     --------      -----

January 2004 issuance..................................$  (1,911)  $       -    $ (1,911)    $  (1,111)   $       -   $  (1,111)
March 2004 issuance....................................     (850)          -        (850)         (477)           -        (477)
October 2004 issuance..................................   (6,368)     (3,502)     (9,870)       (4,302)      (1,556)     (5,858)
February 2005 issuance.................................   (4,568)    (10,265)    (14,833)       (2,845)      (7,151)     (9,996)
                                                       ---------   ---------    --------     ---------    ---------   ---------
         Loss on value of warrants and
           conversion feature..........................$ (13,697)  $ (13,767)   $(27,464)    $  (8,735)   $  (8,707)  $ (17,442)
                                                       =========   =========    ========     =========    =========   =========

Value of derivative liabilities (amounts in thousands):
-------------------------------------------------------

                                                                             MARCH 31, 2007
                                                                             --------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       ---------        -----
         January 2004 issuance...................................$     486      $       -      $     486
                                                                 ---------      ---------      ---------
                  Totals.........................................$     486      $       -      $     486
                                                                 =========      =========      =========

                                                                           SEPTEMBER 30, 2006
                                                                           ------------------
                                                                               CONVERSION
                                                                 WARRANTS       FEATURES         TOTAL
                                                                 --------       ---------        -----
         January 2004 issuance...................................$     903      $       -      $     903
                                                                 ---------      ---------      ---------
                      Totals.....................................$     903      $       -      $     903
                                                                 =========      =========      =========


Amortization of Financing Fees and Debt Discount

         At the time of issuance of convertible debt securities with warrants, the Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount is recorded as a reduction in the carrying value of the convertible debt security that is accreted to its face value over the life of the convertible security and expensed into the Company's income statement. If the remaining convertible securities are converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants and conversion feature will be recorded as an expense at the time of conversion.

         See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and six months ended March 31, 2007 and 2006 (amounts in thousands).

                                                       THREE MONTHS ENDED MARCH 31, 2007      SIX MONTHS ENDED MARCH 31, 2007
                                                       ---------------------------------      -------------------------------
                                                                  CONVERSION                             CONVERSION
                                                       WARRANTS    FEATURES       TOTAL      WARRANTS     FEATURES      TOTAL
                                                       --------    --------       -----      --------     --------      -----
September 2005 issuance ...............................$      85   $       -    $      85    $     158    $       -   $     158
December 2005 issuance ................................      155           -          155          285            -         285
February 2006 issuance ................................    1,818       1,870        3,688        1,830        1,882       3,712
May 2006 issuance .....................................       42          63          105          345          509         854
July 2006 issuance ....................................       40          49           89           65           80         145
October 2006 issuance .................................       66          76          142          107          123         230
                                                       ---------   ---------    ---------    ---------    ---------   ---------
                                                       $   2,206   $   2,058        4,264    $   2,790    $   2,594       5,384
                                                       =========   =========                 =========    =========

         Deferred financing costs......................                               413                                   596
                                                                                ---------                             ---------

         Total.........................................                         $   4,677                             $   5,980
                                                                                =========                             =========



                                                       THREE MONTHS ENDED MARCH 31, 2006      SIX MONTHS ENDED MARCH 31, 2006
                                                       ---------------------------------      -------------------------------
                                                                  CONVERSION                             CONVERSION
                                                       WARRANTS    FEATURES       TOTAL      WARRANTS     FEATURES      TOTAL
                                                       --------    --------       -----      --------     --------      -----
October 2004 issuance..................................$     172   $       -    $     172    $     653    $       -   $     653
February 2005 issuance.................................    1,112           -        1,112        2,179            -       2,179
September 2005 issuance................................      209         403          612          266          513         779
December 2005 issuance.................................       54         124          178           72          165         237
February 2006 issuance.................................       84         188          272           84          188         272
                                                       ---------   ---------    ---------    ---------    ---------   ---------
                                                        $  1,631   $     715        2,346    $   3,254    $     866   $   4,120
                                                       =========   =========                 =========    =========

         Deferred financing costs.......................                              221                                   439
                                                                                ---------                             ---------

         Total.........................................                         $   2,567                             $   4,559
                                                                                =========                             =========

         The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

                                                                             MARCH 31, 2007
                                                                             --------------
                                                                               CONVERSION
                                                                 WARRANTS        FEATURE         TOTAL
                                                                 --------        -------         -----
May 2006 issuance................................................$   6,469      $   9,553      $  16,022
July 2006 issuance...............................................      754            909          1,663
October 2006 issuance............................................    1,120          1,289          2,409
                                                                 ---------      ---------      ---------
                                                                 $   8,343      $  11,751      $  20,094
                                                                 =========      =========
         Debt acquisition cost and financing fees................                                  1,251
                                                                                               ---------
         Total...................................................                              $  21,345
                                                                                               =========

                                                                           SEPTEMBER 30, 2006
                                                                           ------------------
                                                                                CONVERSION
                                                                 WARRANTS        FEATURE         TOTAL
                                                                 --------        -------         -----

September 2005 issuance..........................................$   1,003      $       -      $   1,003
December 2005 issuance...........................................    1,894              -          1,894
February 2006 issuance...........................................    2,278          2,343          4,621
May 2006 issuance................................................    6,899         10,187         17,086
July 2006 issuance...............................................      791            952          1,743
                                                                 ---------      ---------      ---------
                                                                 $  12,865      $  13,482      $  26,347
                                                                 =========      =========
         Debt acquisition cost and financing fees................                                  1,582
                                                                                               ---------
         Total...................................................                              $  27,929
                                                                                               =========

Future Contractual Obligations
------------------------------

         In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2007. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 2 and 3 to the condensed consolidated financial statements for discussion of the Company's debt agreements.

                                                                             LESS THAN
                                                                  TOTAL       1 YEAR      1-3 YEARS
                                                                ---------    ---------    ---------
Convertible debentures (a)......................................$  31,500    $   8,751    $  22,749
Long-term debt, including current maturities (a)................    8,402        5,852        2,550
                                                                ---------    ---------    ---------
     Total debt.................................................   39,902       14,603       25,299
Operating leases................................................      163           40          123
                                                                ---------    ---------    ---------
     Total debt and operating leases............................   40,065       14,643       25,422
Contractual interest payments (b)...............................    4,554        2,664        1,890
Accrued litigation cost (c).....................................   23,054       23,054            -
Purchase obligations (d)........................................   11,230       11,230            -
                                                                ---------    ---------    ---------
     Total contractual obligations..............................$  78,903    $  51,591    $  27,312
                                                                =========    =========    =========



         (a) Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $20,094.

         (b) Amounts represent the expected cash payment for interest on our debt.

         (c) Amount includes $21.2 million accrued for potential damages and litigation cost related to SP Systems case, $1.3 million for the Hardcore case and $0.5 million related to the Scott Macon case. See legal discussion below.

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

         The future contractual obligations and debt could be reduced by up to $34.9 million in exchange for up to 1.6 million shares of common stock if all the convertible debt was converted on March 31, 2007.

                                                   Conversion                Less than
                                                      price       Total        1 year     1-3 years
                                                   ----------   ---------    ---------    ---------
Total contractual obligation.......................             $  78,903    $  51,591    $  27,312

February 2003 issuance.............................  $ 3.25        (1,500)           -       (1,500)
May 2006 issuance..................................   25.51       (20,000)      (6,000)     (14,000)
July and October 2006 issuance.....................   25.51       (10,000)      (1,218)      (8,782)
Interest payments..................................                (3,367)      (2,153)      (1,214)
                                                                ---------    ---------    ---------
     Total contractual obligations assuming
       conversion on March 31, 2007................             $  44,036    $  42,220    $   1,816
                                                                =========    =========    =========

As of May 9, 2007, the last reported sale price of the Company's common stock was $35.89 per share.

Cash Provided By (Used In) Continuing Operating Activities
----------------------------------------------------------

         Operating activities provided $4.0 million of cash for the six months ended March 31, 2007 compared to cash used of $5.5 million in fiscal year 2006. The improvement was the result of increased operating income as sales and margins continue to improve. The Company implemented a price increase on all carbon fiber and technical fiber products on January 1, 2007. The Company's sales benefited from the newly added capacity in Hungary of six carbon fiber lines and continued improvement in the operations of the Abilene facility production. Operating cash flows were negatively impacted by an increase in inventory balances of $4.6 million to support sales growth for the fiscal year 2007 compared a decrease of $0.8 million in 2006. This was offset by $3.3 million cash provided by an increase in accounts payables for fiscal 2007 compared to cash used for accounts payable of $0.1 million in fiscal year 2006. Operating cash flows were also negatively affected by an increase in accounts receivable for fiscal 2007 of $4.6 million, resulting primarily by improved revenues. The Company anticipates continuing to improve future cash flows from operations as it gains operating efficiency and adds capacity at the Abilene and Hungarian manufacturing facilities.

Cash Provided By Discontinued Operating Activities
--------------------------------------------------

         Net cash provided by discontinued operating activities was $1.5 million for the six months ended March 31, 2007 as compared to cash provided of $0.2 million in fiscal 2006. The improvement is due to collection of receivables and sales of inventory as the Company prepares to sell the Netlon division and has finalized the exit of its Danamid Granules business.

Cash Used In Investing Activities
---------------------------------

         Net cash used in investing activities for the six months ended March 31, 2007 was $23.7 million which consisted of capital expenditures of $30.3 million to expand production lines of the Company's precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products and a release of restrictions on cash of $6.6 million.

         Net cash used in investing activities for the six months ended March 31, 2006 was $13.3 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines.

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

Cash Provided By Financing Activities
-------------------------------------

         Net cash provided by financing activities was $21.4 million and $21.9 million for the six months ended March 31, 2007 and 2006, respectively. The cash provided by financing activities is due to the financing transactions described above (see "Financing"). The Company expects to seek additional financing in fiscal 2007 to support its planned capacity expansion for the remainder of the current fiscal year and fiscal 2008.

Legal

         Legal contingencies have a high degree of uncertainty. When a loss from a contingency becomes estimable and probable, a reserve is established. The reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately when the matter is brought to closure. We have established reserves for matters, as discussed below, and if any of these matters are resolved unfavorably resulting in payment obligations in excess of management's best estimate of the outcome, such resolution could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

         Structural Polymer Group Limited (SP Systems) and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek's carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. On April 12, 2007, the Court ruled on the results of various post-trial motions, granting one of Zoltek's motions to reduce the judgment entered in November 2006 from $36.0 million to $21.1 million, concluding that the jury's award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending the Company's appeal and denied the Company's post-trial motions for a new trial and for a judgment in its favor as a matter of law. The bond was posted in April 2007 (see Note 2 for discussion related to financing of bond). Management, recognizing the judgment that has been rendered against the Company and the uncertainty surrounding the Company's planned continuing defense, accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability in this matter, which it believes is the best estimate of the liability associated with this obligation. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow.

         In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC ("Hardcore") alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company's guaranty of the sublease, and prior settlement agreement among the parties. The former owner's action claimed damages in the amount of $0.3 million for breaches by the Company of its obligations under the guaranty and the settlement agreement and, in addition, demanded $0.5 million in damages from Hardcore and the Company, jointly and severally, under the terms of the settlement agreement. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company accrued $1.3 million in respect of the possible liability in this matter, which represents the minimum amount of management's estimate of the obligation range. The Company is vigorously defending this matter. In July 2006, the Company was successful in its appeal of the lower court's ruling and the case was remanded to the Court of Common Pleas for retrial. Management believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow. To date, the Company has not made any payments of any portion of this obligation. The Company executed a guaranty of Hardcore Composite's lease obligations of approximately $30,000 per month to the former owner. The lease of the Hardcore Composites manufacturing facility expires March 31, 2008. Hardcore no longer occupies the facility and, accordingly, in connection with the ongoing litigation with the former owner, Zoltek is asserting that Zoltek has no further ongoing guarantee obligation with respect to the lease. The Company also is the obligee on aggregate original value of unsecured promissory notes of $9.3 million in connection with the sale of Hardcore, for which a full valuation allowance has been recorded. A full valuation allowance is appropriate in light of Hardcore's current financial condition that, among other relevant factors, make the collection of the promissory notes doubtful.

         In September 2004, the Company was named a defendant in a civil action filed by a former investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a
                                      27
different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005 and a trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and an order to issue warrants to purchase 122,888 shares of the Company's common stock at various prices. To date the Company has not made payments of any portion of this obligation, although it posted an appeal bond in the amount of $6.6 million. During the second quarter of 2006, the Company accrued $0.5 million in respect of the possible liability in this matter, which represents the minimum amount of managements' estimate of the obligation range. The maximum exposure is uncertain due to fluctuations in the Company's stock price. Management currently believes that the ultimate resolution of this litigation will not have a further material adverse effect on the Company's results of operations, financial condition or cash flow, however, if the Company's appeal is unsuccessful, the resulting settlement could materially impact the Company's results of operations. The Company is vigorously defending this matter and has filed counterclaims and an appeal.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company's current debt is at fixed rates. At March 31, 2007, the Company did not have any interest rate swap agreements outstanding.

         The Company views as long-term its investment in Zoltek Zrt., which has a functional currency other than the U.S. dollar. As a result, Zoltek Zrt. is exposed to foreign currency risks related to this investment. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt. In terms of foreign currency translation risk, the Company is exposed to Zoltek Zrt.'s functional currency, which is the Hungarian Forint. Hungary is not considered to be a highly inflationary or deflationary economy. As of March 31, 2007, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $70.5 million. The Company does not expect the loan to be repaid in the near future. In fact the Company expects the loan to increase as the Company continues to invest in the expansion of its carbon fiber operations at its Hungarian facility. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint.

         In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" and EITF Issue No. 00-19 "Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company's Own Stock;" which requires the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company's convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which were $0.5 million and $0.9 million at March 31, 2007 and September 30, 2006 respectively. Any unrealized changes, which are an inverse relation to changes in the Company's stock price, in the values of these embedded derivatives are reflected in the consolidated statement of operations as "Loss on value of warrants and beneficial conversion feature." Since these gains and loss are non-cash in nature the Company does not expect to employ a type of hedging strategy related to these transactions.
                                      28

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

         Based on the Company's evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management's assessment of internal control over financial reporting as of September 30, 2006, its Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, its disclosure controls and procedures were ineffective.

         A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company's internal control over financial reporting as of September 30, 2006, we had identified the following control deficiencies that represented material weaknesses in the Company's internal control over financial reporting as of September 30, 2006, which also existed as of March 31, 2007.

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

         The control deficiencies described above could result in a misstatement of the Company's inventory and cost of goods sold accounts that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies described above constitute material weaknesses.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in the Company's internal control over financial reporting during second quarter of fiscal 2007 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. During the quarter ending June 30, 2007, the Company's enterprise resource planning (ERP) system was upgraded, including the merger of separate financial databases into a consolidated database. The upgrade resulted in new system reports, including the automation of the consolidation process and additional monitoring controls employed during the transition from the legacy application. Although the transition has proceeded to-date without material adverse effects, the possibility exists that our migration to the upgraded ERP information system could adversely affect the Company's controls and procedures.

MANAGEMENT'S REMEDIATION INITIATIVES AND INTERIM MEASURES

         As discussed above, management has identified certain material weaknesses that exist in the Company's internal control over financial reporting and is taking steps to strengthen its internal control over financial reporting. Management plans to actively engage in the implementation of remediation efforts to address the material weaknesses in the Company's internal control over financial reporting as of March 31, 2007. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company's internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                  The registrant's annual meeting of shareholders was held February , 2007, and at such meeting the shareholders considered and voted upon the following:

         1. James W. Betts was re-elected and Michael D. Latta and George E. Hussman were nominated and elected as directors of the registrant, with the results of the voting as follows:

                                        Votes for      Votes withheld
                                        ---------      --------------

         James W. Betts                 24,806,750       2,208,892
         Michael D. Latta               24,968,312       2,047,330
         George E. Hussman              23,022,646       3,992,996

         2. The possible issuance of shares of common stock equal to more than 20% of the Company's outstanding common stock upon conversion or exercise of securities issued or issuable related to the May, July, October and December 2006 private placement transactions.

                             Votes for:        9,250,944
                             Votes against:      457,884
                             Votes withheld:      62,059

Item 6.  Exhibits.

         See Exhibit Index

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Zoltek Companies, Inc.
                                                         (Registrant)

Date:  May 10, 2007                            By: /s/  KEVIN SCHOTT
       ------------                                --------------------------
                                                          Kevin Schott
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------

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