Form 10-Q
period 2007-06-30
ZOLTEK COMPANIES INC
filed 2007-08-06
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to                      to
Commission File No. 0-20600
ZOLTEK COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1311101

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3101 McKelvey Road, St. Louis, Missouri	63044

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (314) 291-5110
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of August 3, 29,967,090 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	September 30,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$11,500	$10,802
Restricted cash	13,815	6,634
Accounts receivable, less allowance for doubtful accounts of $477 and $729, respectively	22,244	17,009
Inventories	27,236	21,721
Other current assets	8,485	6,915

Total current assets	83,280	63,081
Property and equipment, net	174,854	122,284
Other assets	3,513	2,319

Total assets	$261,647	$187,684

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$11,786	$1,365
Note payable to related party	10,000	—
Trade accounts payable	16,902	11,935
Legal liabilities (see Note 4)	20,259	23,725
Accrued expenses and other liabilities	5,598	6,014

Total current liabilities	64,545	43,039
Value of warrants and conversion feature associated with convertible debentures	—	903
Long-term debt, less current maturities	10,176	32,002
Deferred revenue and other long-term liabilities	7,127	79

Total liabilities	81,848	76,023

Commitments and contingencies (see Notes 4 and 5)

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 29,499,294 and 25,652,982 shares issued and outstanding in 2007 and 2006, respectively	295	258
Additional paid-in capital	339,141	287,299
Accumulated deficit	(162,180)	(161,507)
Accumulated other comprehensive income (loss)	2,543	(14,389)

Total shareholders’ equity	179,799	111,661

Total liabilities and shareholders’ equity	$261,647	$187,684

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Net sales	$40,274	$26,780	$107,301	$68,535
Cost of sales	28,334	19,053	76,922	51,003
Application and development costs	1,985	1,268	5,397	3,636
Litigation charges (see Note 4)	0	—	0	—
Selling, general and administrative expenses	3,262	2,524	9,414	7,843

Operating income from continuing operations	6,693	3,935	15,568	6,053
Other (expense) income:
Interest expense, excluding amortization of financing fees, debt discount, warrants and conversion feature	(428)	(709)	(1,959)	(2,040)
Amortization of financing fees and debt discount	(394)	(11,332)	(6,374)	(15,891)
Warrant issuance expense	—	—	(6,362)	—
Loss on value of warrants and conversion feature	(242)	(12,619)	(314)	(30,061)
Interest income	244	59	898	59
Other, net	(544)	(142)	(1,284)	(297)

Income (loss) from continuing operations before income taxes	5,329	(20,808)	173	(42,177)
Income tax expense	309	410	804	688

Net income (loss) from continuing operations	5,020	(21,218)	(631)	(42,865)
Discontinued operations:
Loss from discontinued operations, net of taxes	(24)	(260)	(42)	(58)

Net income (loss)	$4,996	$(21,478)	$(673)	$(42,923)

Net income (loss) per share:
Basic income (loss) per share:
Continuing operations	$0.17	$(0.90)	$(0.02)	$(1.99)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)

Total	$0.17	$(0.91)	$(0.02)	$(1.99)

Diluted income (loss) per share:
Continuing operations	$0.17	$(0.90)	$(0.02)	$(1.99)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)

Total	$0.17	$(0.91)	$(0.02)	$(1.99)

Weighted average common shares outstanding – basic	29,353	23,567	27,526	21,540

Weighted average common shares outstanding – diluted	30,007	23,567	27,526	21,540

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Net income (loss)	$4,996	$(21,478)	$(673)	$(42,923)
Foreign currency translation adjustments	2,362	(1,579)	16,932	(5,071)

Comprehensive income (loss)	$7,358	$(23,057)	$16,259	$(47,994)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

		Add’l		Accumulated Other
	Common	Paid-In	Accumulated	Comprehensive	Total Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Equity

Balance, September 30, 2006	$258	$287,299	$(161,507)	$(14,389)	$111,661
Convertible debt converted	25	29,735	—	—	29,760
Unamortized value of convertible debt discount at time of conversion	—	(2,785)	—	—	(2,785)
Valuation of warrants related to January 2004 issuance	—	1,218	—	—	1,218
Value of warrants issued	—	6,362	—	—	6,362
Discount for warrants and beneficial conversion feature issued with convertible debt	—	2,796	—	—	2,796
Stock option compensation expense	—	888	—	—	888
Warrants exercised	9	12,396	—	—	12,405
Exercise of stock options	3	1,232	—	—	1,235
Net loss	—	—	(673)	—	(673)
Foreign currency translation adjustment	—	—	—	16,932	16,932

Balance, June 30, 2007	$295	$339,141	$(162,180)	$2,543	$179,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(673)	$(42,923)
Net loss from discontinued operations	42	58

Net loss from continuing operations	(631)	(42,865)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,189	4,603
Amortization of financing fees and debt discount	6,374	16,557
Warrant issuance expense	6,362	—
Loss on value of warrants and conversion feature	314	30,061
Foreign currency transaction losses	628	—
Stock option compensation expense	888	276
Changes in assets and liabilities:
Increase in accounts receivable	(4,178)	(6,006)
(Increase) decrease in inventories	(5,172)	2,390
Increase in other current assets and other assets	(1,663)	(4,466)
Increase in trade accounts payable	3,484	3,409
Decrease in accrued expenses and other liabilities	(5,915)	(240)
Increase in other long-term liabilities	237	8

Net cash provided by continuing operations	7,917	3,727
Net cash provided by discontinued operations	1,905	299

Net cash provided by operating activities	9,822	4,026

Cash flows from investing activities:
Purchases of property and equipment	(42,788)	(28,897)
Proceeds received from Hungarian government grant	7,547	—

Net cash used in investing activities	(35,241)	(28,897)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	13,642	11,281
Net borrowings under note payable to related party	10,000	—
Proceeds from issuance of convertible debt	7,494	45,000
Change in cash restricted for letters of credit	(7,181)	(6,634)
Payment of financing fees	(875)	(1,508)
Borrowings (repayment) of notes payable and long-term debt	3,176	(3,821)

Net cash provided by financing activities	26,256	44,318
Effect of exchange rate changes on cash and cash equivalents	(139)	(42)

Net increase in cash and cash equivalents	698	19,405
Cash and cash equivalents at beginning of period	10,802	255

Cash and cash equivalents at end of period	$11,500	$19,660

Non-cash conversion of convertible debentures	$29,760	$47,158
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
     Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., and Engineering Technology Corporation (“Entec Composite Machines”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts.
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulation of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
     The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company’s foreign subsidiaries are reflected as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statement of operations as “Other, net.” All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in the the Company’s results of operations for the period in which the actual amounts become known.
     Accounting policies are considered critical when they require management to make assumptions about matters that are uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations. For a description of the Company’s critical accounting policies see the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
2. INVENTORIES
Inventories consist of the following (amounts in thousands):

	June 30,	September 30,
	2007	2006
Raw materials	$6,269	$5,737
Work-in-process	12,154	10,319
Finished goods	8,063	5,142
Supplies and other	750	523

	$27,236	$21,721

     Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.7 million and $1.3 million as of June 30, 2007 and September 30, 2006, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to industry overcapacity for certain carbon fiber products in prior years.

3. DEBT
     During the first quarter of fiscal 2007, the Company obtained a $10.0 million loan commitment from the Company’s Chief Executive Officer to provide funds for a bond, which ultimately was required in connection with the defense of the Structural Polymer Group Limited (SP Systems) litigation (see Note 4). Interest is payable at a rate equal to the Chief Executive Officer’s cost of funds (currently 8.5%) with the principal due on January 1, 2008. As a result of the amended judgment rendered in April 2007, the Company has borrowed the full amount available under the loan from the Chief Executive Officer. There are no financial covenants associated with this borrowing.
     Long-term debt consists of the following (amounts in thousands):

	June 30,	September 30,
	2007	2006
Note payable with interest at 9%, payable in eleven monthly installments of principal and interest of $15 to maturity in January 2008	$1,292	$1,346

Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas to be repaid from real estate and personal property tax abatements	1,995	1,946

Facilities with Hungarian banks (interest rates of 5.5% to 10.6%)	6,602	3,217

Convertible debentures final payment due February 2008 bearing interest at 7.0%	1,250	2,700
Convertible debentures final payment due March 2009 bearing interest at 7.5%	—	3,000
Convertible debentures final payment due May 2009 bearing interest at 7.5%	—	15,000
Convertible debentures final payment due August 2009 bearing interest at 7.5%	—	10,000
Convertible debentures final payment due November 2009 bearing interest at 7.5%	20,000	20,000
Convertible debentures final payment due January 2010 bearing interest at 7.5%	10,000	2,505

Total long-term debt including current maturities	41,139	59,714

Less: Debt discount associated with conversion feature and warrants	(19,177)	(26,347)
Less: Amounts payable within one year, net of discount of $7,003 and $0	(11,786)	(1,365)

Total long-term debt, less current maturities	$10,176	$32,002

4. COMMITMENTS AND CONTINGENCIES
Legal
     Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of June 30, 2007, the Company has established an accrual for legal liabilities of $20.3 million, including in respect of the litigation discussed below.
     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek’s carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. On April 12, 2007, the Court ruled on various post-trial motions, granting one of Zoltek’s motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Company understands that the plaintiffs may appeal this ruling. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending the Company’s appeal and denied the Company’s post-trial motions for a new trial and for a judgment in its favor as a matter of law. The bond was posted in April 2007 (see Note 5 for discussion related to financing of the bond). The Company accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. If the SP Systems litigation is not ultimately settled, the Company may increase the amount of the accrual. The ultimate resolution of this litigation may have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

     In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC (Hardcore) alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company’s guaranty of the sublease, and prior settlement agreement among the parties. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company accrued $1.3 million in respect of the possible liability in this matter. In July 2006, the Company was successful in its appeal of the lower court’s ruling and the case was remanded to the Court of Common Pleas for retrial. In view of the uncertainty surrounding the litigation process and the potential obligation through October 2008 stemming from the guarantee of Hardcore’s lease obligation, management settled this matter in May 2007. Zoltek and the former owners of Hardcore and their successors entered into a settlement agreement and release whereby Zoltek paid $2.5 million cash, which increased litigation charges by $1.2 million for the quarter ended June 30, 2007, and was completely released of all claims with prejudice.
     In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered the Company to issue warrants to purchase 122,888 shares of the Company’s common stock at various prices. To date the Company has not made payments of any portion of this obligation or issued the warrants, although it posted an appeal bond in the amount of $6.6 million. The Company has accrued $1.0 million with respect to this matter. The Company is vigorously defending this matter and has filed counterclaims and an appeal. The Company’s appeal is currently pending in the U.S. Court of Appeals for the Second Circuit. If the Company’s appeal is unsuccessful, this matter could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
     The Company is a party to various other claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Environmental
     The Company has received two notices of enforcement action, dated March 2, 2007 and June 8, 2007, respectively, from the Texas Natural Resource Conservation Commission concerning alleged air permit violations and excessive emissions at the Company’s Abilene, Texas manufacturing facility. The Company has submitted written responses, including a corrective action plan, to the Texas Natural Resource Conservation Commission and has substantially implemented the actions identified in the corrective action plan. The Company has not received any notice from the Texas Natural Resource Conservation Commission of any proposed administrative or civil penalties or fines associated with the alleged violations or any other action that would materially affect the operation of this plant in the future. Although there can be no assurance in this regard, the Company believes that the ultimate outcome of these enforcement actions will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Concentration of Credit Risk
     The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. For the nine months ended June 30, 2007 and 2006, the Company reported sales of $35.0 million and $12.1 million, respectively, to a wind turbine manufacturer, and a related open account receivable balance of $4.1 million as of June 30, 2007. For the nine months ended June 30, 2007 and 2006, the Company reported sales of $17.5 million and $2.0 million, respectively, to a European manufacturer of prepreg material, and a related open account receivable balance of $1.8 million as of June 30, 2007. These were the only customers that represented greater than 10% of consolidated net sales. As of June 30, 2007, the Company also reported an open account receivable balance to a European aircraft brake manufacturer of $2.3 million.
5. FINANCING
Bond Related to SP Systems Case
     On April 12, 2007, the Company reported the results of various post-trial motions in ongoing litigation against its Zoltek Corporation subsidiary brought by SP Systems (see Note 4). The Company posted a supersedeas bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. Bank. The letter of credit is collateralized by certain U.S. real estate of the Company and $13.5 million of restricted cash, which includes funds from the $10.0 million loan from the Company’s Chief Executive Officer and the proceeds from the exercise in December 2006 of warrants to purchase 827,789 shares of common stock for $11.9 million by institutional investors.
     To increase available funding for the posting of the bond, in December 2006, the Company entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company issued the investors warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share. The Company recorded the entire fair value of these new warrants, $6.4 million, as a non-cash charge during the first quarter of fiscal 2007. The fair value was calculated based on the warrants’ expected life of three years, the Company’s stock price of $20.20 at the date of issuance, a risk-free interest rate of 4.65% and a stock volatility of 67% at the date of issuance.
Revolving Credit Facility
     In December 2006, the Company extended its existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of June 30, 2007 totaled $6.4 million. The amendment also provides that the letter of credit previously collateralized by the Company’s cash and cash equivalents and presented as restricted cash in the Company’s consolidated balance sheet as of September 30, 2006 will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of June 30, 2007, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Grant
     The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $15.9 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. During the third quarter of fiscal 2007, Zoltek’s Hungarian subsidiary received approximately $7.5 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of 21.7 billion HUF (approximately $119.0 million); fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Currently, management anticipates the Company will comply with the requirements of the grant agreement.

Convertible Debt
     During the quarter ended June 30, 2007, certain investors converted an aggregate of $0.3 million principal and interest on convertible debt privately placed in the February 2003 issuances into 71,430 shares of common stock at a conversion price of $3.50, which was recorded into shareholders’ equity on the balance sheet.
     During the quarter ended March 31, 2007, certain investors converted an aggregate of $28.3 million aggregate principal and interest on convertible debt privately placed in the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock at conversion prices of $12.50, $12.50 and $13.07 per share, respectively, which was recorded into shareholders’ equity as of March 31, 2007. The Company recorded a non-cash charge of $3.3 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.
     During the quarter ended December 31, 2006, certain investors converted $1.2 million aggregate principal and interest amounts of the convertible debt privately placed in the February 2003 issuance into 342,858 shares of common stock, which was recorded into shareholders’ equity.
     In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a fixed rate of 7.5% per annum. The convertible debentures are convertible into 293,767 shares of common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuance was $2.8 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     The terms of repayment for each convertible debt issuance in May 2006, July 2006 and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. As of June 30, 2007, the stock price was above the conversion price for all issuances. Therefore, the Company does not anticipate that any of its lenders will demand cash repayment in the near future. Additionally, the May 2006, July 2006 and October 2006 issuances allow the Company to require conversion if the price of the Company’s stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. In July 2007, the Company issued notice to the holders of $20.0 million principal amount of convertible debt issued in May 2006 that it will require the conversion of the debt. The call notices become effective if our stock price remains above a specified level during the notice period. If all May 2006 convertible debt is converted to shares of the Company’s common stock during the fourth quarter, a non-cash charge will be recorded as amortization of financing fees and debt discount for approximately $17.0 million. The July 2006 and October 2006 issuances are not eligible for mandatory conversion until September 1, 2007, as the resales of the underlying shares were not registered until March 1, 2007.
     Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants as of June 30, 2007.

	Convertible Debt Issuances Outstanding as of June 30, 2007
	May	July	October
	2006	2006	2006
Amount of debenture (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	$7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$12.64
Value per share conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Converted	No	No	No
Warrants exercised	No	No	No

Amortization of Financing Fees and Debt Discount
     At the time of issuance of convertible debt securities with warrants, the Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount is recorded as a reduction in the carrying value of the convertible debt security that is accreted to its face value over the life of the convertible security and expensed on the Company’s income statement. If the remaining convertible securities are converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants and conversion feature will be recorded as an expense at the time of conversion.
     See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and nine months ended June 30, 2007 and 2006 (amounts in thousands).

	Three months ended June 30, 2007			Nine months ended June 30, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
September 2005 issuance	$—	$—	$—	$158	$—	$158
December 2005 issuance	—	—	—	285	—	285
February 2006 issuance	—	—	—	1,830	1,882	3,712
May 2006 issuance	61	89	150	369	537	906
July 2006 issuance	7	8	15	82	99	181
October 2006 issuance	20	23	43	162	187	349

	$88	$120	$208	$2,886	$2,705	$5,591

Deferred financing costs			186			783

Total			$394			$6,374

	Three months ended June 30, 2006			Nine months ended June 30, 2006
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
October 2004 issuance	$—	$—	$—	$653	$—	$653
February 2005 issuance	113	6,406	6,519	901	7,798	8,699
September 2005 issuance	100	—	100	879	—	879
December 2005 issuance	178	—	178	414	—	414
February 2006 issuance	201	207	408	335	345	680
May 2006 issuance	255	377	632	255	377	632
May 2006 issuance	3,300	—	3,300	3,300	—	3,300

	$4,147	$6,990	$11,137	$6,737	$8,520	$15,257

Deferred financing costs			195			634

Total			$11,332			$15,891

     The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	June 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$6,469	$9,553	$16,022
July 2006 issuance	754	909	1,663
October 2006 issuance	1,120	1,289	2,409

	$8,343	$11,751	$20,094

Debt acquisition cost and financing fees			1,251

Total			$21,345

	September 30, 2006
		Conversion
	Warrants	Feature	Total
September 2005 issuance	$1,003	$—	$1,003
December 2005 issuance	1,894	—	1,894
February 2006 issuance	2,278	2,343	4,621
May 2006 issuance	6,899	10,187	17,086
July 2006 issuance	791	952	1,743

	$12,865	$13,482	$26,347

Debt acquisition cost and financing fees			1,582

Total			$27,929

Warrant and Conversion Features
     In January, March and October 2004 and February 2005, the Company issued convertible notes and warrants that required the Company to register the resale of the shares of common stock issuable upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock,” which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. The Company recorded the fair value of the conversion feature and warrants as long-term liabilities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as “Loss on value of warrants and conversion feature.” As of June 30, 2007, all such convertible notes and warrants have been exercised. See table below for impact on the results for three and nine months ended June 30, 2007 and 2006 (amounts in thousands).

	Three months ended June 30, 2007			Nine months ended June 30, 2007
		Conversion			Conversion
	Warrants	Features	Total	Warrants	Features	Total
January 2004 issuance – mark to market	$(242)	$—	$(242)	$(314)	$—	$(314)

Loss on value of warrants and conversion feature	$(242)	$—	$(242)	$(314)	$—	$(314)

	Three months ended June 30, 2006			Nine months ended June 30, 2006
		Conversion			Conversion
	Warrants	Features	Total	Warrants	Features	Total
January 2004 issuance	$(568)	$—	$(568)	$(1,679)	$—	$(1,679)
March 2004 issuance	(253)	—	(253)	(730)	—	(730)
October 2004 issuance	(2,715)	—	(2,715)	(7,017)	(1,556)	(8,573)
February 2005 issuance	(3,975)	(5,108)	(9,083)	(6,820)	(12,259)	(19,079)

Loss on value of warrants and conversion feature	$(7,511)	$(5,108)	$(12,619)	$(16,246)	$(13,815)	$(30,061)

Earnings Per Share
The following is the diluted impact of the convertible debt and warrants on earnings per share:

Three months ended
June 30, 2007
Numerators:
Net income from continuing operations	$5,020
Impact of convertible debt and warrants:
Add: interest expense	25

Income from continuing operations	5,045
Loss from discontinued operations	(24)

Adjusted net income	$5,021

Three months ended
June 30, 2007
Denominators:
Average shares outstanding – basic	29,353
Impact of convertible debt, warrants and stock options	654

Average shares outstanding – diluted	30,007

Income per share – basic:
Continuing operations	$0.17
Discontinued operations	(0.00)

Basic income per share	$0.17

Income per share – diluted:
Continuing operations	$0.17
Discontinued operations	(0.00)

Diluted income per share	$0.17

     In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. Diluted loss per share is not presented for the nine months ended June 30, 2007 because the impact of these potential additional shares is anti-dilutive. The Company does have outstanding warrants and convertible debt at June 30, 2007 and 2006 which are not included in the determination of diluted loss per share for the three and nine months ended June 30, 2007 and 2006 because deduction of amortization of debt discount from net income more than offsets the dilutive effect of the additional shares in the earnings per share calculation. Had these securities been dilutive, an additional 2.1 million and 1.8 million shares for the nine months ended June 30, 2007, and an additional 4.9 million and 4.3 million shares for the three and nine months ended June 30, 2006, would have been included in the Company’s diluted loss per share calculation.
6. STOCK OPTION COMPENSATION EXPENSE
     The Company maintains a Long-term Incentive Plan that authorizes the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and non-employee directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Options granted to employees in 2005 and 2006 vest 50% in the first year and 50% in the second year from date of grant. Annually options to purchase 7,500 shares of common stock are issued to each non-employee director. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock. All options granted to non-employee directors vest immediately at time at grant. All options are issued at a price equal to the market price on the date of grant. These options expire from 2008 through 2017.
     Presented below is a summary of stock option plans activity for the third quarter of fiscal 2007:

		Wtd. Avg.	Wtd. Avg.	Wtd. Avg.
	Options	Exercise Price	Exercisable	Exercise Price
Balance, March 31, 2007	486,910	$13.21	354,400	$13.72
Granted	150,000	29.70
Exercised	(84,300)	7.36
Cancelled	—	—

Balance June 30, 2007	552,610	18.99	298,100	15.71

The following table summarizes information for options currently outstanding and exercisable at June 30, 2007:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33-2.80	42,000	5 years	$2.45	42,000	$2.45
3.25-5.67	35,000	4 years	5.49	35,000	5.25
6.25-9.25	125,600	6 years	8.28	58,600	7.92
9.60-15.99	92,510	6 years	13.47	80,000	13.99
26.22-39.00	257,500	5 years	30.72	82,500	33.95

1.33-39.00	552,610	5 years	18.99	298,100	15.71

     The total intrinsic value of options outstanding at June 30, 2007 and 2006 was approximately $6.1 million and $5.2 million, respectively.
     For the three months and nine months ended June 30, 2007 and 2006, the Company recorded into selling and general administrative expense and into its Corporate/Other Products segment $0.5 million and $0.8 million, respectively, in 2007 and $0.1 million and $0.4 million, respectively, in 2006 for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R “Share-Based Payment.” As of June 30, 2007, the Company had $2.3 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period over fiscal years 2007, 2008 and 2009. There were no recognized tax benefits during the three months ended June 30, 2007 and 2006, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal year ending September 30,
Assumptions	2007		2006		2005
Expected life of option	3 to 7.5	years	3 & 8	years	4 & 8	years
Risk-free interest rate	4.90%		4.32%		3.80%
Volatility of stock	68%		96%		76%
Forfeiture experience	44%		30%		51%
7. SEGMENT INFORMATION
     The Company’s strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers used to manufacture aircraft brake pads for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary.
     During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. Collectively, these businesses previously comprised the Specialty Products segment and were disclosed as such. The remaining business represented in the Corporate/Other Products segment relate to water treatment and electrical services provided by the Hungarian operations.
     Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company’s operating segments as of and for the three and nine months ended June 30, 2007 and 2006 (amounts in thousands):

	Three months ended June 30, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$28,903	$10,642	$729	$40,274
Cost of sales	19,636	8,185	513	28,334
Operating income (loss)	7,384	2,043	(2,734)	6,693
Depreciation and amortization expense	1,888	480	329	2,697
Capital expenditures	12,285	—	233	12,518

	Three months ended June 30, 2006
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$17,975	$8,470	$335	$26,780
Cost of sales	12,442	6,338	273	19,053
Operating income (loss)	3,826	1,686	(1,577)	3,935
Depreciation and amortization expense	1,351	122	112	1,585
Capital expenditures	12,562	2,497	496	15,555

	Nine months ended June 30, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$79,098	$26,219	$1,984	$107,301
Cost of sales	56,694	19,101	1,127	76,922
Operating income (loss)	16,006	6,026	(6,464)	15,568
Depreciation and amortization expense	4,891	1,289	1,009	7,189
Capital expenditures	37,951	2,752	2,085	42,788

	Nine months ended June 30, 2006
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$48,372	$19,292	$871	$68,535
Cost of sales	35,642	14,762	599	51,003
Operating income (loss)	8,054	3,348	(5,349)	6,053
Depreciation and amortization expense	3,552	737	371	4,660
Capital expenditures	22,955	5,132	810	28,897

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
June 30, 2007	$198,774	$38,211	$24,662	$261,647
September 30, 2006	128,747	25,199	33,738	187,684
8. DISCONTINUED OPERATIONS
     During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue and exit certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. The discontinuation of the thermoplastic division was completed in October 2006. The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two divisions have been reclassified to discontinued operations. Collectively, these businesses previously comprised the Specialty Products segment and were disclosed as such. Certain information with respect to the discontinued operations for the three and nine months ended June 30, 2007 and 2006 is summarized as follows (amounts in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$242	$1,192	$1,748	$4,036
Cost of sales	204	1,063	1,557	3,493

Gross profit	38	129	191	543
Selling, general and administrative expenses	11	68	134	317

Income from operations	27	61	57	226
Other loss	(51)	(321)	(99)	(284)

Loss on discontinued operations	$(24)	$(260)	$(42)	$(58)

9. NEW ACCOUNTING PRONOUNCEMENTS
     On July 13, 2006, the FASB released its final interpretation on uncertain tax positions, FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006, for both public and non-public companies. The Company is currently evaluating this guidance for its potential effects on current tax provisions.
     In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is currently evaluating the impact adoption may have on its results of operations and financial position.
* * *

Special Note Regarding Forward-Looking Statements
     This quarterly report contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate,” and similar expressions and variations thereof are intended to specifically identify forward-looking statements. The sections titled “Notes to Condensed Consolidated Financial Statements (Unaudited)” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include statements regarding the intent, belief or current expectations of us, our directors and officers with respect to, among other things: (1) our financial prospects; (2) our growth strategy and operating strategy, including our focus on facilitating acceleration of the introduction and development of commercial market applications for carbon fibers; (3) our current and expected future revenue; and (4) our ability to complete financing arrangements that are adequate to fund current operations and our long-term growth strategy.
     This quarterly report also contains statements that are based on the current expectations of our company. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, our ability to: (1) successfully resolve pending litigation; (2) continue to improve efficiency at our formerly idle manufacturing facilities on a timely and cost-effective basis to meet current order levels for carbon fibers; (3) successfully add new capacity for the production of carbon fiber and precursor raw materials and meet our obligations under our long-term supply agreements; (4) achieve profitable operations; (5) raise new capital and increase our borrowing at acceptable costs; (6) manage changes in customers’ forecasted requirements for our products; (7) continue investing in application and market development in a range of industries; (8) manufacture low-cost carbon fibers and profitably market them; (9) penetrate existing, identified and emerging markets; (10) complete the proposed acquisition of an acrylic fiber manufacturing facility in Mexico, and successfully retrofit it to manufacture acrylic fiber precursor; and (11) manage the risks identified under “Risk Factors” in our filings with the SEC.
     Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained herein after we distribute this quarterly report, whether as a result of any new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General

We are an applied technology and advanced materials company. We are a leader in the commercialization of carbon fibers through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products. In addition to manufacturing carbon fibers, we produce an intermediate product that we refer to as technical fiber, a stabilized and oxidized acrylic fiber used in flame and heat-resistant applications. We have spent over 10 years developing our proprietary technology and manufacturing processes. We believe that we are the largest manufacturer primarily focused on producing low-cost carbon fibers for commercial applications.

The Company’s primary business segments are based on product lines and include Carbon Fibers and Technical Fibers. The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers used to manufacture aircraft brake pads for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States and Hungary.

We operate manufacturing plants in Hungary, Texas and Missouri. Our plant in Hungary is our major carbon fiber manufacturing facility with 12 continuous carbonization lines and four intermediate oxidized fiber lines. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and intermediate oxidized acrylic fibers. Our Texas plant has five continuous carbonization lines and value-added processing capabilities. Our Missouri facility is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and it also has a continuous carbonization line.

Since fiscal 2005, there has been a structural shift in the carbon fiber market. Strong demand from the higher-cost aerospace applications has caused a shortage in supply for the commercial applications that we supply. During this period, we have experienced rapid growth due to sharply increased demand for commercial carbon fibers, primarily from producers of large composite blades used in wind turbines. We believe that, over the past twelve months, there has been increased interest in and usage of carbon fibers in the oil exploration, automotive and construction end markets. Our revenue has increased from $34.5 million in fiscal year 2004 to $131.1 million for the twelve months ended June 30, 2007. To support this growth, we expanded our manufacturing capacity from two continuous carbonization lines in operation at the beginning of fiscal 2004 to our current 18 lines.

The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber such as wind turbines; (2) increases in our manufacturing capacity; and (3) the significant price increases that we have successfully implemented. We would expect that our net sales in future periods will continue to be affected by the first and second of these factors. We cannot predict whether we will be able to implement in the future price increases similar to those we implemented in the recent past. The net sales of our Technical Fiber segment have been affected in the past, and we expect will continue to be affected in the foreseeable future, by available manufacturing capacity and the demand resulting from aircraft brake manufacturers and heat and flame resistant applications.

The primary cost components of our Carbon Fiber and Technical Fiber segments are: (1) acrylonitrile, which is a propylene-based by-product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production; (2) energy; and (3) labor. Acrylic fiber precursor comprises approximately 50% of the total cost of producing carbon fibers. In addition, since fiscal 2006, we have incurred substantial litigation costs, which we expect will not continue at prior levels. We expect that new applications, including those we are attempting to facilitate, will continue to positively affect demand for our products. Any reduction in the use of carbon fiber in aerospace applications could increase the supply of carbon fibers and the competition we face for commercial applications.

For the nine months ended June 30, 2007, four customers accounted for approximately 64% of our revenue and our largest customer represented approximately 32% of our revenue. We expect this customer concentration will continue for the foreseeable future.

We have recently entered into long-term supply contracts with several of our key customers. For example, in May 2007 we entered into a new contract with Vestas Wind Systems under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $300 million of carbon fibers in increasing volumes over the contract’s five-year term. In August 2007, we entered into a new contract with Gamesa Group under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $142 million of carbon fibers over the contract’s five-year term. In June 2007, we entered into a contract with DeWind Incorporated under which we estimate, based on current prices, that we will supply approximately $30 million of carbon fibers over the contract’s three-year term.

We believe that our existing capacity will be sufficient to satisfy our obligations under our current long-term supply agreements. To meet increasing demand from current commercial application customers and provide carbon fibers for emerging applications, we have developed and are executing plans to further expand our capacity either by building additional capacity at our existing facilities or by acquiring new facilities. We are installing four additional lines in Hungary that we expect to be operating by the end of the second quarter of fiscal 2008. In addition, we have entered into a letter of intent to acquire a textile-grade acrylic fiber plant in Mexico that has been idle since January 2006. Although there can be no assurance, we expect that after we acquire and retrofit the plant we will substantially increase our existing precursor capacity by the beginning of the third quarter of fiscal 2008. We plan to install, either in Mexico or in Hungary, four more continuous carbonization lines by the end of the first quarter of fiscal 2009. We believe that the acquisition of the Mexico plant would give us the opportunity to increase our manufacturing capacity of precursor and increase our carbon fiber lines at favorable costs.

Our letter of intent to purchase the Mexico facility is not binding on us or the seller. Our purchase of the Mexico facility is subject to certain conditions, including the negotiation of a definitive purchase agreement, the completion of due diligence and the release of liens by the seller’s bank lenders. It is possible that we will not be able to complete the purchase of this facility. If this transaction is not completed, we will seek alternative means to expand our capacity, which may include acquisitions of additional facilities or expansion of our capacity at our existing facilities.

Results of Operations
     Three months ended June 30, 2007 compared to three months ended June 30, 2006
     The Company’s sales increased 50.4%, or $13.5 million, to $40.3 million in the third quarter of fiscal 2007 from $26.8 million in the third quarter of fiscal 2006. Carbon fiber sales increased 60.6%, or $10.9 million, to $28.9 million in the third quarter of fiscal 2007 from $18.0 million in the third quarter of fiscal 2006 as production and sales of wind energy orders continued to grow. The Company’s sales benefited from a price increase implemented on January 1, 2007 and the newly added capacity in Hungary of seven carbon fiber lines since June 30, 2006 and continued improvement in the operations of the Abilene facility. Technical fiber sales increased 24.7%, or $2.1 million, to $10.6 million in the third quarter of fiscal 2007 from $8.5 million in the third quarter of fiscal 2006 due to increased orders from European aircraft brake customers and new sales within the automotive heat resistance applications. Sales of other products and services increased $0.4 million in the third quarter of fiscal 2007.
     The Company’s cost of sales increased by 48.2%, or $9.2 million, to $28.3 million in the third quarter of fiscal 2007 from $19.1 million in the third quarter of fiscal 2006. Carbon fiber cost of sales increased by 58.1%, or $7.2 million, to $19.6 million for the third quarter of fiscal 2007 from $12.4 million for the third quarter of fiscal 2006. The increase in carbon fiber cost of sales resulted from the increased sales of 60.6% discussed above offset by improved margins benefiting from improved efficiencies of the installed carbon fiber lines at the Abilene, Texas facility. Technical fiber cost of sales increased $1.9 million, or 30.2%, to $8.2 million for the third quarter of fiscal 2007 from $6.3 million for the third quarter of fiscal 2006. The increase in technical fiber cost of sales resulted primarily from the increased sales of 24.7% discussed above and the addition of one new technical fiber line at the Missouri facility. The cost of sales of other products and services increased for the third quarter of fiscal 2007 to $0.5 million compared to the third quarter of fiscal 2006 of $0.3 million.
     Application and development costs were $2.0 million in the third quarter of fiscal 2007 and $1.3 million in the third quarter of fiscal 2006. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
     On the basis of settlement proposals and the reduction of the judgment in the SP Systems litigation, the Company reduced the accrual in respect of the SP Systems litigation to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. Additionally, the Company entered into a settlement agreement and release with respect to the Hardcore litigation whereby the Company paid $2.5 million cash during the quarter ended June 30, 2007, which increased litigation charges by $1.2 million. The Company also recorded additional litigation charges of $0.9 million for various other matters. As a result, the net litigation charges reported during the quarter ended June 30, 2007 was zero. As of June 30, 2007, the Company reported an accrual of $20.3 million for legal liabilities, which represented management’s estimate of the potential payout in respect of all claims and proceedings to which it was subject. There were no litigation charges during the quarter ended June 30, 2006.
     Selling, general and administrative expenses were $3.3 million for the third quarter of fiscal 2007, an increase of 32.0%, or $0.8 million, from $2.5 million in the third quarter of fiscal 2006. The Company recorded $0.5 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R in the third quarter of fiscal 2007 and $0.1 million in fiscal 2006.
     Operating income from continuing operations was $6.7 million in the third quarter of fiscal 2007 compared to income of $3.9 million in the third quarter of fiscal 2006. Carbon fiber operations reported operating income of $7.4 million in the third quarter of fiscal 2007 compared to income of $3.8 million in the third quarter of fiscal 2006. The improvement in operating income in the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers increased in the third quarter of fiscal 2007 compared to the prior year’s quarter from $1.7 million to $2.0 million. Other products and corporate headquarters reported an operating loss of $2.7 million during the third quarter of fiscal 2007 compared to a loss of $1.6 million during the third quarter of fiscal 2006. The $1.1 million increase in operating loss was primarily due to an increase of $0.4 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R and an increase in application and development cost of $0.7 million.
     Interest expense, net of interest income, was $0.2 million in the third quarter of fiscal 2007 compared to $0.7 million in the corresponding period of fiscal 2006. The decrease in interest expense resulted after $28.0 million principal amount of convertible debt was converted during the second quarter of fiscal 2007. Interest capitalization also increased by $0.3 million due to the Company’s capital expansion efforts.
     Amortization of financing fees, which are non-cash expenses, was $0.4 million in the third quarter of fiscal 2007 compared to $11.3 million in the third quarter of fiscal 2006. The decrease resulted from the expensing of $6.8 million of a beneficial conversion feature related to the May 2006 conversion of the convertible debt issued in February 2005 issuance and $3.3 million discount related to the issuance of warrants to purchase 111,113 shares of common stock at an exercise price of $0.01 per share were recorded during the three months ended June 30, 2006. Also, amortization of debt discount related to the February 2005, December 2005 and February 2006 convertible debt issuances are no longer being recorded as they have been fully converted and related warrants were exercised before the third quarter of fiscal 2007.

     Gain or loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $0.2 million in the third quarter of fiscal 2007 compared to a loss of $12.6 million in the third quarter of fiscal 2006 (see “—Liquidity and Capital Resources — Convertible Debt”). The losses were attributable to the increase in the market price of the Company’s common stock and the resulting derivative accounting charges. All of the Company’s convertible debt and warrant issuances, which required derivative accounting have been converted as of June 30, 2007.
     Other income/expense, net, totaled an expense of $0.5 million in the third quarter of fiscal 2007 compared to an expense of $0.1 million for the third quarter fiscal 2006. The increase was due to a loss from foreign currency transactions realized on receivables in Hungary.
     Income tax expense was $0.3 million for the third quarter of fiscal 2007 compared to $0.4 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the domestic pre-tax losses in both fiscal years 2007 and 2006 due to uncertainties in the Company’s ability to utilize net operating loss carry-forwards in the future. Current foreign income taxes were eliminated due to the utilization of net operating loss carry forwards. The expenses reported for the quarters related to local taxes for foreign operations.
     The foregoing resulted in income from continuing operations of $5.0 million for the third quarter of fiscal 2007 compared to a net loss of $21.2 million for the third quarter of fiscal 2006. Similarly, the Company reported net income from continuing operations per share of $0.17 on a basic and diluted basis for the third quarter of fiscal 2007 and net loss from continuing operations per share of $0.90 on a basic and diluted basis for the third quarter of fiscal 2006. The weighted average common shares outstanding were 29.4 million and 30.0 million basic and diluted, respectively, for the three months ended June 30, 2007 and 23.6 million basic and diluted for the three months ended June 30, 2006.
     Net loss from discontinued operations was $24,000 and $260,000 for the third quarter of fiscal 2007 and 2006, respectively. The Company reported net loss from discontinued operations per share of $0.00 and $0.01 on a basic and diluted basis for the third quarter of fiscal 2007 and 2006, respectively.
     Nine months ended June 30, 2007 compared to nine months ended June 30, 2006
     The Company’s sales increased 56.6%, or $38.8 million, to $107.3 million in fiscal 2007 from $68.5 million in fiscal 2006. Carbon fiber sales increased 63.4%, or $30.7 million, to $79.1 million during fiscal 2007 from $48.4 million during fiscal 2006 as production and sales of wind energy orders continued to grow. The Company’s carbon fiber sales benefited from a price increase on January 1, 2007 and the newly added capacity in Hungary of seven carbon fiber lines since June 30, 2006 and continued improvement in the operations of the Abilene facility. Technical fiber sales increased 35.8%, or $6.9 million, to $26.2 million during fiscal 2007 from $19.3 million during fiscal 2006. Technical fiber sales increased as the Company experienced a significant increase in orders from its aircraft brake customers and added a technical fiber production line in its facility in Hungary. Sales of other products and services increased $1.1 million to $2.0 million during the nine months ended June 30, 2007 from $0.9 million during the nine months ended June 30, 2006.
     The Company’s cost of sales increased by 50.8%, or $25.9 million, to $76.9 million during fiscal 2007 from $51.0 million during fiscal 2006. Carbon fiber cost of sales increased by 59.3%, or $21.1 million, to $56.7 million during fiscal 2007 from $35.6 million for fiscal 2006. The increase in carbon fiber cost of sales resulted from the increased sales of 63.4% discussed above offset by increased margins benefiting from improved efficiencies of the installed carbon fiber lines at the Abilene, Texas facility. Technical fiber cost of sales increased $4.3 million, or 29.1%, to $19.1 million for fiscal 2007 from $14.8 million for fiscal 2006. The increase in technical fiber cost of sales resulted from the increased sales of 35.8% discussed above. The cost of sales of other products increased for fiscal 2007 to $1.1 million compared to fiscal 2006 of $0.6 million.
     Application and development costs were $5.4 million in fiscal 2007 and $3.6 million in fiscal 2006. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
     On the basis of settlement proposals and the reduction of the judgment in the SP Systems litigation, the Company reduced the accrual in respect of the SP Systems litigation to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. Additionally, the Company entered into a settlement agreement and release with respect to the Hardcore litigation whereby the Company paid $2.5 million cash during the nine months ended June 30, 2007, which increased litigation charges by $1.2 million. The Company also recorded additional litigation charges of $0.9 million for various other matters. As a result, the net litigation charges reported during the nine months ended June 30, 2007 was zero. As of June 30, 2007, the Company reported an accrual of $20.3 million for legal liabilities, which represented management’s estimate of the potential payout in respect of all claims and proceedings to which it was subject. There were no litigation charges reported for the nine months ended June 30, 2006.
     Selling, general and administrative increased by 20.5%, or $1.6 million, to $9.4 million in fiscal 2007 from $7.8 million in fiscal 2006. The Company recorded $0.8 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R during fiscal 2007 compared to $0.4 million in fiscal 2006. Audit fees increased by $0.3 million from fiscal 2006 to fiscal 2007.
     Operating income was $15.6 million for the first nine months of fiscal 2007 compared to operating income of $6.1 million in fiscal 2006. Carbon fiber operations reported operating income of $16.0 million for fiscal 2007 compared to income of $8.1 million in fiscal 2006. The improvement in operating income from the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices and improved production efficiency at its Abilene facility. The operating income from technical fibers increased $2.7 million, from $3.3 million for the first nine months of fiscal 2006 to $6.0 million for fiscal 2007, as sales increased 35.8% due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Other products and Corporate Headquarters reported an operating loss of $6.5 million for the nine months ended June 30, 2007 compared to a loss of $5.3 million during the same period in fiscal 2006. This increase reflected additional staffing and professional fees related to the Company’s growth and compliance with the Sarbanes-Oxley Act of 2002. The Company recorded $0.8 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R during fiscal 2007 and $0.4 million in fiscal 2006.
     Interest expense, net of interest income, was $1.1 million for the nine months ended June 30, 2007, compared to $2.0 million in the corresponding period of fiscal 2006. Interest income increased by $0.8 million as short-term investments earned higher returns during fiscal 2007. Interest expense was also reduced due the conversion of debt to common stock during the second quarter of fiscal 2007.
     Amortization of financing fees and debt discount, which are non-cash expenses, was $6.4 million during the nine months ended June 30, 2007 compared to $15.9 million during the same period for fiscal 2006. (see “— Liquidity and Capital Resources — Convertible Debt”).
     Warrant issuance expense was $6.4 million for fiscal 2007. In December 2006, the Company expensed the fair value of warrants issued to induce holders to exercise previously held warrants. The Company used the funds received from the exercise of these warrants to support its capacity expansion and to fund its appeal bond in the SP Systems case.
     Loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $0.3 million for fiscal 2007 compared to a loss of $30.1 million in fiscal 2006 (see “Liquidity and Capital Resources—Convertible Debt”). The losses were attributable to the increase in the market price of the Company’s common stock and the resulting derivative accounting charges. All of the Company’s convertible debt issuances, which required derivative accounting, have been converted.
     Other income/expense, net, was an expense of $1.3 million in fiscal 2007 compared to an expense of $0.3 million fiscal 2006. The increase was due to a loss from foreign currency transactions realized on receivables in Hungary.
     Income tax expense was $0.8 million for the nine months ended June 30, 2007 compared to $0.7 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from domestic pre-tax losses in both fiscal years 2007 and 2006 due to uncertainties in the Company’s ability to utilize net operating loss carry-forwards in the future. Current foreign income taxes were eliminated due to the utilization of net operating loss carry forwards. The expenses reported for the quarters related to local taxes for foreign operations.
     The foregoing resulted in a loss from continuing operations of $0.6 million for the nine months ended June 30, 2007 compared to a net loss of $42.9 million for fiscal 2006. Similarly, the Company reported net loss from continuing operations per share of $0.02 on a basic and diluted basis for the nine months ended June 30, 2007 and net loss from continuing operations per share of $1.99 on a basic and diluted basis for fiscal 2006. The weighted average common shares outstanding were 27.5 million basic and diluted for fiscal 2007 and 21.5 million basic and diluted for fiscal 2006.
     Net loss from discontinued operations was $42,000 for fiscal 2007 and $58,000 for fiscal 2006. The Company reported net loss from discontinued operations per share of $0.00 on a basic and diluted basis for fiscal 2007 and loss per share of $0.00 for fiscal 2006, on a basic and diluted basis.
Liquidity and Capital Resources
     The Company believes its cash flow from operations should be sufficient to fund near-term liquidity needs but its capacity expansion plans for the remainder of fiscal 2007 and beyond will require additional debt and/or equity financing. During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. Under this registration statement, the Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The Company plans to use the proceeds from its sales of securities for general corporate purposes, including capital expenditures, acquisitions and debt repayments.
     Cash Provided By (Used In) Continuing Operating Activities
     Operating activities provided $7.9 million of cash for the nine months ended June 30, 2007 compared to cash provided of $3.7 million for the nine months ended June 30, 2006. The improvement was the result of increased operating income as sales and margins continue to improve.

The Company implemented a price increase on all carbon fiber and technical fiber products on January 1, 2007. The Company’s sales benefited from the newly added capacity in Hungary of seven carbon fiber lines since June 30, 2006 and continued improvement in the operations of the Abilene facility production. Operating cash flows were negatively impacted by an increase in inventory balances of $5.2 million to support sales growth for the fiscal year 2007 compared to a decrease of $2.4 million in 2006. Operating cash flows were also negatively affected by $4.2 million cash used by an increase in accounts receivables for 2007 compared to cash used for accounts receivable of $6.0 million in fiscal year 2006. Accrued expenses and other liabilities decreased, primarily from $3.5 million paid for legal settlements and litigation fees (see Note 4) and recognition of deferred revenue. The Company anticipates continuing to improve future cash flows from operations as it gains operating efficiency and adds capacity at the Abilene and Hungarian manufacturing facilities.
     Cash Provided By Discontinued Operating Activities
     Net cash provided by discontinued operating activities was $1.9 million for the nine months ended June 30, 2007 compared to cash provided of $0.3 million for the nine months ended June 30, 2006. The improvement is due to collection of receivables and sales of inventory as the Company exited its netting and thermoplastic divisions.
     Cash Used In Investing Activities
     Net cash used in investing activities for the nine months ended June 30, 2007 was $35.2 million which consisted of capital expenditures of $42.8 million to expand production lines of the Company’s precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products, offset by $7.6 million of funds from the Hungarian government as a conditional grant to reimburse for capital expansion (See Note 5).
     Net cash used in investing activities for the nine months ended June 30, 2006 was $28.9 million which included capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines.
     Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber production capacity. The Company expects capital expenditures to increase in connection with the expansion of its precursor facility in Hungary and the installation of additional carbon fiber lines to meet the increased demand for carbon fiber.
     Cash Provided By Financing Activities
     Net cash provided by financing activities was $26.3 million and $44.3 million for the nine months ended June 30, 2007 and 2006, respectively. The cash provided by financing activities is due to the financing transactions described above (see “— Financing”). The Company expects to seek additional financing in fiscal 2007 to support its planned capacity expansion for the remainder of the current fiscal year and fiscal 2008.
     The Company believes the financing currently available is sufficient to fund near-term liquidity needs but its capacity expansion plans for the remainder of fiscal 2007 and beyond will require additional debt and/or equity financing. During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. Under this registration statement, the Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The Company plans to use the proceeds from its sales of securities for general corporate purposes, including capital expenditures, acquisitions and debt repayments.
     Restrictions on cash increased by $7.2 million as financing commitments to post the $23.5 million bond related to the ongoing litigation from the SP Systems case.
     Future Contractual Obligations
     In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2007. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 3 and 4 to the condensed consolidated financial statements for discussion of the Company’s debt agreements (amounts in thousands).

	Less than
	Total	1 year	1-3 years
Convertible debentures (a)	$31,250	$11,501	$19,749
Long-term debt, including current maturities (a)	19,889	17,290	2,599

Total debt	51,139	28,791	22,348
Contractual interest payments (b)	4,191	2,573	1,618

	Less than
	Total	1 year	1-3 years
Legal liabilities (c)	20,259	20,259	—
Purchase obligations (d)	4,249	4,249	—

Total contractual obligations	$79,838	$55,872	$23,966

(a)	Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $19.2 million.

(b)	Amounts represent the expected cash payment for interest on our debt.

(c)	Amount includes $18.9 million accrued for potential damages and litigation cost related to SP Systems case and $1.4 million related to the investment banker case and other pending litigation. See Note 4.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
     The future contractual obligations and debt could be reduced by up to $35.4 million in exchange for up to 1.6 million shares of common stock if all the convertible debt was converted on June 30, 2007 (amounts in thousands).

	Conversion	Less than
	price	Total	1 year	1-3 years
Total contractual obligations		$79,838	$55,872	$23,966

February 2003 issuance	$3.50	(1,250)	(1,250)	—
May 2006 issuance	25.51	(20,000)	(8,000)	(12,000)
July and October 2006 issuance	25.51	(10,000)	(2,251)	(7,749)
Interest payments		(4,191)	(2,573)	(1,618)

Total contractual obligations assuming conversion on June 30, 2007		$44,397	$41,798	$2,599

As of August 3, 2007, the last reported sale price of the Company’s common stock was $45.59 per share.
     Bond Related to SP Systems Case
     On April 12, 2007, the Company reported the results of various post-trial motions in ongoing litigation against its Zoltek Corporation subsidiary brought by SP Systems (see Note 4). The Company posted a supersedeas bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. Bank. The letter of credit is collateralized by certain U.S. real estate of the Company and $13.5 million of restricted cash, which includes funds from the $10.0 million loan from the Company’s Chief Executive Officer and the proceeds from the exercise in December 2006 of warrants to purchase 827,789 shares of common stock for $11.9 million by institutional investors.
     To increase available funding for the posting of the bond, in December 2006, the Company entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company issued the investors warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share. The Company recorded the entire fair value of these new warrants, $6.4 million, as a non-cash charge during the first quarter of fiscal 2007. The fair value was calculated based on the warrants’ expected life of three years, the Company’s stock price of $20.20 at the date of issuance, a risk-free interest rate of 4.65% and a stock volatility of 67% at the date of issuance.
     Revolving Credit Facility
     In December 2006, the Company extended its existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of June 30, 2007 totaled $6.4 million. The amendment also provides that the letter of credit previously collateralized by the Company’s cash and cash equivalents and presented as restricted cash in the Company’s consolidated balance sheet as of September 30, 2006 will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of June 30, 2007, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank.

     Hungarian Grant
     The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $15.9 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. During the third quarter of fiscal 2007, Zoltek’s Hungarian subsidiary received approximately $7.5 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of 21.7 billion HUF (approximately $119.0 million); fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
     Convertible Debt
     During the quarter ended June 30, 2007, certain investors converted an aggregate of $0.3 million principal and interest on convertible debt privately placed in the February 2003 issuances into 71,430 shares of common stock at a conversion price of $3.50, which was recorded into shareholders’ equity on the balance sheet.
     During the quarter ended March 31, 2007, certain investors converted an aggregate of $28.3 million aggregate principal and interest on convertible debt privately placed in the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock at conversion prices of $12.50, $12.50 and $13.07 per share, respectively, which was recorded into shareholders’ equity as of March 31, 2007. The Company recorded a non-cash charge of $3.3 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.
     During the quarter ended December 31, 2006, certain investors converted $1.2 million aggregate principal and interest amounts of the convertible debt privately placed in the February 2003 issuance into 342,858 shares of common stock, which was recorded into shareholders’ equity.
     In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a fixed rate of 7.5% per annum. The convertible debentures are convertible into 293,767 shares of common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuance was $2.8 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     The terms of repayment for each convertible debt issuance in May 2006, July 2006 and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. As of June 30, 2007, the stock price was above the conversion price for all issuances. Therefore, the Company does not anticipate that any of its lenders will demand cash repayment in the near future. Additionally, the May 2006, July 2006 and October 2006 issuances allow the Company to require conversion if the price of the Company’s stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. In July 2007, the Company issued notice to the holders of $20.0 million principal amount of convertible debt issued in May 2006 that it will require the conversion of the debt. The call notices become effective if our stock price remains above a specified level during the notice period. If all May 2006 convertible debt is converted to shares of the Company’s common stock during the fourth quarter, a non-cash charge will be recorded as amortization of financing fees and debt discount for approximately $17.0 million. The July 2006 and October 2006 issuances are not eligible for mandatory conversion until September 1, 2007, as the resales of the underlying shares were not registered until March 1, 2007.
     Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants as of June 30, 2007.

	Convertible Debt Issuances Outstanding as of June 30, 2007
	May	July	October
	2006	2006	2006
Amount of debenture (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months

	Convertible Debt Issuances Outstanding as of June 30, 2007
	May	July	October
	2006	2006	2006
Warrants issued	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$12.64
Value per share conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Converted	No	No	No
Warrants exercised	No	No	No
     Amortization of Financing Fees and Debt Discount
     At the time of issuance of convertible debt securities with warrants, the Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount is recorded as a reduction in the carrying value of the convertible debt security that is accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the remaining convertible securities are converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants and conversion feature will be recorded as an expense at the time of conversion. See the table in Note 5 for impact of amortization of financing fees and debt discount on the financial results for the three and nine months ended June 30, 2007 and 2006 and the carrying value of unamortized debt discount and financing fees.
     Warrant and Conversion Features
     In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants that required the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as “Loss on value of warrants and conversion feature.” See Note 5 for the impact on the results for three and nine months ended June 30, 2007 and 2006.
     Legal
     Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of June 30, 2007, the Company has established an accrual for legal liabilities of $20.3 million, including in respect of the litigation discussed below.
     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against Zoltek Corporation in the U. S. District Court for the Eastern District of Missouri, Eastern Division alleging that the Company breached a Supply Agreement relating to Zoltek’s carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against Zoltek Corporation in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against Zoltek Corporation. On April 12, 2007, the Court ruled on various post-trial motions, granting one of Zoltek’s motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Company understands that the plaintiffs may appeal this ruling. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending the Company’s appeal and denied the Company’s post-trial motions for a new trial and for a judgment in its favor as a matter of law. The bond was posted in April 2007 (see Note 5 for discussion related to financing of the bond). The Company accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. If the SP Systems litigation is not ultimately settled, the Company may increase the amount of the accrual. The ultimate resolution of this litigation may have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
     In October 2003, the Company was named as a defendant in a civil action filed in the Court of Common Pleas for Cuyahoga County, Ohio by the former owner of Hardcore Composites Operations, LLC (Hardcore) alleging breach by Hardcore and the Company of their respective obligations under a sublease, the Company’s guaranty of the sublease, and prior settlement agreement among the parties. In October 2004, the Court of Common Pleas for Cuyahoga County, Ohio ruled in favor of the former owner of Hardcore Composites in the amount of $1.1 million. In prior periods, the Company accrued $1.3 million in respect of the possible liability in this matter. In July 2006, the Company was successful in its appeal of the lower court’s ruling and the case was remanded to the Court of Common Pleas for retrial. In view of the uncertainty surrounding the litigation process and the potential obligation through October 2008 stemming from the guarantee of Hardcore’s lease obligation, management settled this matter in May 2007. Zoltek and the former owners of Hardcore and their successors entered into a settlement agreement and release whereby Zoltek paid $2.5 million cash, which increased litigation charges by $1.2 million for the quarter ended June 30, 2007, and was completely released of all claims with prejudice.

     In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained by the Company to obtain equity investors, alleging breach by the Company of its obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by the Company from a different source. The Company has asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for the Company, and therefore, the agreement was terminated by the Company prior to obtaining new financing. A decision granting summary judgment against the Company was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the court ordered the Company to issue warrants to purchase 122,888 shares of the Company’s common stock at various prices. To date the Company has not made payments of any portion of this obligation or issued the warrants, although it posted an appeal bond in the amount of $6.6 million. The Company has accrued $1.0 million with respect to this matter. The Company is vigorously defending this matter and has filed counterclaims and an appeal. The Company’s appeal is currently pending in the U.S. Court of Appeals for the Second Circuit. If the Company’s appeal is unsuccessful, this matter could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
     The Company has received two notices of enforcement action, dated March 2, 2007 and June 8, 2007, from the Texas Natural Resource Conservation Commission concerning alleged air permit violations and excessive emissions at the Company’s Abilene, Texas manufacturing facility. The Company has submitted written responses, including a corrective action plan, to the Texas Natural Resource Conservation Commission and has substantially implemented the actions identified in the corrective action plan. The Company has not received any notice from the Texas Natural Resource Conservation Commission of any proposed administrative or civil penalties or fines associated with the alleged violations or any other action that would materially affect the operation of this plant in the future. Although there can be no assurance in this regard, the Company believes that the ultimate outcome of these enforcement actions will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
     The Company is a party to various other claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
New Accounting Pronouncements
     On July 13, 2006, the FASB released its final interpretation on uncertain tax positions, FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2006, for both public and non-public companies. The Company is currently evaluating this guidance for its potential effects on current tax provisions.
     In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is currently evaluating the impact adoption may have on its results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company’s current debt is at fixed rates. At June 30, 2007, the Company did not have any interest rate swap agreements outstanding.
     The Company views as long-term its investment in Zoltek Zrt., which has a functional currency other than the U.S. dollar. As a result, Zoltek Zrt. is exposed to foreign currency risks related to this investment. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt. In terms of foreign currency translation risk, the Company is exposed to Zoltek Zrt.’s functional currency, which is the Hungarian Forint. Hungary is not considered to be a highly inflationary or deflationary economy. As of June 30, 2007, the Company has a long-term loan to its Zoltek Zrt. subsidiary of $88.5 million. The Company does not expect the loan to be repaid in the near future. The Company expects the loan to increase as the Company continues to invest in the expansion of its carbon fiber operations at its Hungarian facility. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint.
     In January, March and October 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133, “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock;” which requires the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which were $0.0 million and $0.9 million at June 30, 2007 and September 30, 2006, respectively. Any unrealized changes, which are inversely related to changes in the Company’s stock price, in the values of these embedded derivatives are reflected in the condensed consolidated statement of operations as “Loss on value of warrants and beneficial conversion feature.” Since these gains and loss are non-cash in nature the Company does not expect to employ a hedging strategy related to these transactions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based on the Company’s evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management’s assessment of internal control over financial reporting as of September 30, 2006, its Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, its disclosure controls and procedures were ineffective.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company’s internal control over financial reporting as of September 30, 2006, we had identified the following control deficiencies that represented material weaknesses in the Company’s internal control over financial reporting as of September 30, 2006, which also existed as of June 30, 2007.
The Company did not maintain effective controls over the accounting for inventory that resulted in the following material weaknesses:
a) The Company did not maintain effective controls over the completeness and accuracy of physical inventory quantities. Specifically, the Company did not maintain effective controls to ensure that the Company’s perpetual inventory records were appropriately updated for the results of cycle counts performed.
b) The Company did not maintain effective controls over the accuracy and valuation of inventory. Specifically, effective controls were not designed and in place to (i) ensure the proper determination and review of inventory costing and valuation at period-end and (ii) perform the proper analysis and review of inventory manufacturing variances for capitalization at period-end.

          The control deficiencies described above could result in a misstatement of the Company’s inventory and cost of goods sold accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies described above constitute material weaknesses.
Changes in Internal Control Over Financial Reporting
          Except for an upgrade to the Company’s enterprise resource planning system (“ERP”), there was no change in the Company’s internal control over financial reporting during the third quarter of fiscal 2007 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. During the quarter ended June 30, 2007, the Company’s ERP system was upgraded, including the merger of separate financial databases into a consolidated database. The upgrade resulted in new system reports, including the automation of the consolidation process and additional monitoring controls employed during the transition from the legacy application.
Management’s Remediation Initiatives and Interim Measures
          As discussed above, management has identified certain material weaknesses that exist in the Company’s internal control over financial reporting and is taking steps to strengthen its internal control over financial reporting. Management plans to actively engage in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of June 30, 2007. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company’s internal control over financial reporting.
•	Improve compliance with its previously established cycle counting process, by instituting greater management oversight, providing additional training for cycle count personnel, mandating use of specifically designed cycle count worksheets, requiring review and approval of all cycle counts by another trained individual, and adding secondary verification that all cycle count adjustments have been entered into the Company’s inventory system in a timely manner.

•	Designing and implementing controls over the inventory costing and valuation process based on feedback and input from Accounting, Engineering and Plant personnel, including formal identification of current costs of manufactured products, development of new cost standards to be utilized in the manufacturing process, and implementation of routine review of manufacturing variances against benchmarks to validate production costs and inventory values.

ZOLTEK COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          See Note 4 of the Notes to Condensed Consolidated Financial Statements for a summary of the Company’s current legal proceedings.
Item 1A. Risk Factors
          The following are risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements and information contained or incorporated by reference in this quarterly report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our common stock, you should know that making such an investment involves a high degree of risk, including the risks described below. The risks that we have highlighted in this quarterly report are not the only ones that we face. If any of the risks actually occur, our business, financial condition, results of operations or cash flows could be negatively affected. In that case, the trading price or value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Company

We have reported net losses for fiscal year 2006 and each of the four fiscal years preceding it and for the nine months ended June 30, 2007 and we may not report net income in the future.

          We have reported losses from continuing operations of $6.5 million, $12.4 million, $17.1 million, $38.2 million and $65.8 million in fiscal years 2002, 2003, 2004, 2005 and 2006, respectively. For the nine months ended June 30, 2007, we reported losses from continuing operations of $0.6 million. These net losses were attributable to, among other things, adverse market conditions and excess capacities and inventories that we maintained in prior years in anticipation of greater sales volumes, $22.8 million of litigation charges that we recorded in fiscal year 2006 relating to a judgment that we are appealing and non-cash charges related to the mark to market of derivatives of $4.9 million, $16.6 million and $29.3 million in fiscal 2004, 2005 and 2006, respectively. There is no guarantee that we will report net income in the future.

We have experienced negative cash flows from operations for each of the four fiscal years prior to fiscal 2006 and may experience negative cash flows in the future, which may adversely affect our ability to fund our operations.

          We have reported negative cash flows from continuing operations of $2.9 million, $2.2 million, $8.1 million and $7.6 million in fiscal years 2002, 2003, 2004 and 2005, respectively. These negative cash flows from operations were attributable to, among other things, adverse market conditions and excess capacities and inventories that we maintained in prior years in anticipation of greater sales volumes. We have relied on equity financing and borrowings to finance our business over the past five fiscal years. We intend to primarily fund our continuing operations in the near term from internally generated funds, borrowings and sales of equity. Such additional funding may not be available on favorable terms or at all, and our history of negative cash flows from operations may adversely affect our ability to borrow funds in the future. If adequate funds are not otherwise available, we may be forced to curtail operations and/or development activities significantly, or seek other sources of capital, including asset sales. Although we reported positive cash flows from operating activities of $3.3 million from continuing operations for fiscal year 2006 and $7.9 million for the nine months ended June 30, 2007, our cash flows during these periods have not been sufficient to meet our capital expenditure requirements.

Our operations and sales in foreign countries are subject to risks.

          For the nine months ended June 30, 2007, approximately 64% of our revenues were generated by our operations in Hungary. Our operations in Hungary and our sales in other foreign countries are subject to risks associated with foreign operations and markets generally, including the fact that our senior management is resident in the United States, foreign currency fluctuations, unexpected changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer payment cycles for accounts receivable, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.

Our operating results have been adversely affected by difficulties in operating our carbon fibers plant in Abilene, Texas and may continue to be in the future.

          Demand for our carbon fibers from existing and potential new customers exceeds our current capacity. In order to meet this demand, in fiscal 2005 we restarted carbon fiber production at our carbon fiber manufacturing facility in Abilene, Texas, which had been temporarily idled for several years. We have experienced difficulties in achieving targeted production levels at our Abilene facility. As a result, we have not been able to convert all of our capacity at that facility into sales despite strong demand for our products. The difficulties have been due in large part to the inability to recruit and train qualified workers and managers at the plant. We may not be able to supply anticipated demand unless we are able to achieve targeted production levels at our Abilene facility.

Our ability to fund and manage our anticipated growth will affect our operating results.

     The growth in our business has placed, and is expected to continue to place, a significant strain on our management and operations. In order to effectively manage potential long-term growth and to reach growth targets, we must add to our carbon fiber manufacturing capacity, have access to adequate financial resources to fund significant capital expenditures and maintain gross profit margins. We must also pursue a growth strategy and continue to strengthen our operations, including our financial and management information systems, and expanding, training and managing our employee workforce. There can be no assurance that we will be able to do so effectively or on a timely basis. Failure to do so could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.

Our operations are dependent upon our senior management and technical personnel.

     Our future operating results depend upon the continued service of our senior management, including Zsolt Rumy, our Chief Executive Officer, President and Chairman of the Board, and our technical personnel, none of whom are bound by an employment agreement. Our future success will depend upon our continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that we will retain our key managerial and technical employees or that we will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.

Ongoing legal proceedings in which we are involved could result in our having to pay substantial damages and adversely affect our operating results.

     We are party to various legal actions, the outcome of which could affect our results of operations, financial condition or cash flow.

     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. We understand that the plaintiffs may appeal this ruling. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, we reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. If this litigation is not ultimately settled, we may increase the amount of this accrual. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition of cash flow.

     In September 2004, we were named a defendant in a civil action filed by an investment banker that was retained by us to obtain equity investors, alleging breach by us of our obligations under the agreement signed by the parties. The investment banker alleges it is owed commission from the equity investment obtained by us from a different source. We have asserted various defenses, including that the investment banker breached the agreement by not performing reasonable efforts to obtain financing for us, and therefore, the agreement was terminated by us prior to obtaining new financing. A decision granting summary judgment against us was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against us in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of our common stock at various prices. To date we have not made payments of any portion of this obligation or issued the warrants, although we posted an appeal bond in the amount of $6.6 million. We have accrued $1.0 million with respect to this matter. We are vigorously defending this matter and have filed counterclaims and an appeal. Our appeal is currently pending in the U.S. Court of Appeals for the Second Circuit. If our appeal is unsuccessful, this matter could have a material adverse effect on our results of operations, financial condition or cash flow.

     We have received two notices of enforcement action, dated March 2, 2007 and June 8, 2007, respectively, from the Texas Natural Resource Conservation Commission concerning alleged air permit violations and excessive emissions at our Abilene, Texas manufacturing facility. We have submitted written responses, including a corrective action plan, to the Texas Natural Resource Conservation Commission and have substantially implemented the actions identified in the corrective action plan. We have not received any notice from the Texas Natural Resource Conservation Commission of any proposed administrative or civil penalties or fines associated with the alleged violations or any other action that would materially affect the operation of this plant in the future. Although there can be no assurance in this regard, we believe that the ultimate outcome of these enforcement actions will not have a material adverse effect on our results of operations, financial condition or cash flow.

     We have recorded an aggregate accrual of $20.3 million, which represented management’s estimate of the potential payout in respect of all claims and proceedings to which we were subject. Our reserves may not be adequate to cover such obligations and we may satisfy any additional obligations with a portion of the proceeds from an offering of securities, to the extent necessary. The ultimate outcome of these actions and other pending litigation and the estimates of the potential future impact of these proceedings on our results of operations, financial condition or cash flow could have a material adverse effect on our business. In addition, we will incur additional legal costs in connection with pursuing and defending such actions.

Our ability to raise capital to fund our expansion program may be limited by our obligations under an appeal bond.

     In April 2007, we posted an appeal bond of approximately $23.5 million in connection with our appeal of the SP Systems litigation. While we have secured funding and financing commitments for the bond, we have used certain funding sources which we expected to utilize to fund our carbon fiber expansion program. Accordingly, we need to seek alternative sources of funding for our expansion program and such funding may be at a cost or in an amount that may limit our ability to meet the expansion program’s goals or may not be available at all.

We may not be successful in completing the proposed Mexican manufacturing facility acquisition or retrofitting the facility on a timely and cost-effective basis if the facility is acquired.

     We have entered into a non-binding letter of intent to acquire an acrylic fiber manufacturing facility in Mexico. Completion of our purchase of this facility is subject to certain conditions, including the negotiation of a definitive purchase agreement, the completion of due diligence and the release of liens by the seller’s bank lenders. If we are not able to complete the purchase of this facility or are not able to successfully retrofit the facility to produce acrylic fiber precursor on a timely and cost-effective basis, we will need to explore alternatives to meet our capacity expansion goals.

Our operating results may fluctuate.

     Our quarterly results of operations may fluctuate as a result of a number of factors, including the timing of purchase orders for and shipments of our products, our ability to successfully operate our expanding production capacity and changes in production levels. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the timing of such orders and shipments. In addition, our operating results could be adversely affected by these factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors and interruptions in plant operations.

Developments by competitors may reduce demand for our products and technologies, which may adversely affect our sales.

     We compete with various other participants in the advanced materials and textile fibers markets. Many of these entities have substantially greater research and development, manufacturing, marketing, financial and managerial resources than we do. In addition, existing carbon fiber producers, including those that supply aerospace applications, may refocus their activities to produce carbon fiber for commercial applications that compete more directly with us. Developments by existing or future competitors may render our products or technologies less competitive. In addition, we may not be able to keep pace with new technological developments. Our customers could decide to vertically integrate their operations and perform some or all of the functions currently performed by us.

A limited number of customers generate a significant portion of our revenue and may terminate their contracts with us in the event of certain changes in control or may require that we make penalty payments in the event we fail to perform.

     For the nine months ended June 30, 2007, four customers accounted for approximately 64% of our revenue and our largest customer represented approximately 32% of our revenue. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Our contracts with certain customers allow them to terminate these contracts in the event we engage in certain change of control transactions. They also may terminate their agreements with us or require us to make substantial penalty payments in the event we fail to perform our obligations under our agreements with them. The loss of, or significant reduction in the purchases by, these customers or any other significant customers could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.

Failure to keep pace with technological developments may adversely affect our operations.

     We are engaged in an industry which will be affected by future technological developments. The introduction of products or processes utilizing new technologies could render existing products or processes obsolete or unmarketable. Our success will depend upon our ability to develop and introduce on a timely and cost-effective basis new products, processes and applications that keep pace with technological developments and address increasingly sophisticated customer requirements. We may not be successful in identifying, developing and marketing new products, applications and processes and product or process enhancements. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. Our products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. Our future revenues and business, operations, financial condition or cash flow could be materially and adversely affected if we were to incur delays in developing new products, applications or processes or product or process enhancements or if they were to not gain market acceptance.

The price volatility of many of our raw materials and rising energy costs may result in increased production costs, which we may not be able to pass on to our customers.

     A substantial portion of our raw materials are subject to price volatility and a significant portion of our costs are energy costs. While we frequently enter into raw material supply agreements, as is the general practice in our industry, these agreements typically provide for formula-based pricing. Therefore, our supply agreements provide only limited protection against price volatility. We may not always be able to promptly raise product prices and, ultimately, pass on underlying cost increases to our customers. In addition, our competitors may be able to obtain raw materials at a lower cost than we can. Additional raw material and energy cost increases that we are not able to pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on our future revenues and business, results of operations, financial condition or cash flow.

We could be adversely affected by environmental and safety requirements.

     Our operations require the handling, use, storage and disposal of certain regulated materials and wastes. As a result, we are subject to various laws and regulations pertaining to pollution and protection of the environment, health and safety. These requirements govern, among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and remediation of contaminated sites. We have made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations. These laws and regulations are complex, change frequently and could become more stringent in the future.

     In addition, we may be required to comply with evolving environmental, health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response. Although most of our properties have been the subject of environmental site assessments, there can be no assurance that all potential instances of soil and groundwater contamination have been identified, even at those sites where assessments have been conducted. Accordingly, we may discover previously unknown environmental conditions and the cost of remediating such conditions may be material.

Our business depends upon the maintenance of our proprietary technology.

     We depend upon our proprietary technology that is not subject to patent protection. We rely principally upon trade secret and copyright laws to protect our proprietary technology. We regularly enter into confidentiality agreements with our key employees, customers and potential customers and limit access to and distribution of our trade secrets and other proprietary information. These measures may not be adequate to prevent misappropriation of our technology or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.

We have incurred and will continue to incur increased costs and demands upon our management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results and make it more difficult to attract and retain qualified management.

     As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the Nasdaq Global Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have increased. These rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. It is possible that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Our management and our former independent registered public accounting firm have identified material weaknesses in the design and operation of our internal controls, which, if not properly remediated, could result in material misstatements in our interim and annual consolidated financial statements in future periods.

     Our management and our former independent registered public accounting firm have identified as of September 30, 2006, certain matters that they consider to constitute material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. At the end of fiscal year 2005, we reported several material weaknesses in the design and operation of our internal controls over financial reporting. As of September 30, 2006, end of our 2006 fiscal year, we had successfully implemented remediation efforts to address these identified material weaknesses, except for those concerning our internal controls over accounting for inventory. These control deficiencies inherent in accounting for inventory could result in a misstatement of our inventory and cost of goods sold accounts that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Although our management is actively engaged in the implementation of remediation efforts to address the material weaknesses in our internal control over financial reporting identified as of September 30, 2006, those efforts may not succeed. If the remedial policies and procedures we implement are insufficient to address the material weaknesses that existed as of September 30, 2006, or if additional material weaknesses in our internal controls exist in the future, we may fail to meet future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely impacted. Any such failure could also adversely affect our periodic management assessment and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting, as required by the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002.

There are risks associated with the operation of our manufacturing facilities, which could interrupt or limit our manufacturing capacity.

     Our carbon fiber operations utilize high temperature processes, substantial electrical current and industrial gases that may be subject to volatile chemical reactions. We believe that our current plant design and operating procedures minimize the operational risks associated with these factors. However, as a result of mechanical or human failure or unforeseen conditions or events related to our manufacturing and engineering processes or otherwise, our manufacturing capacity could be materially limited or temporarily interrupted.

Risks Related to Our Common Stock

Our stock price has been volatile and may continue to fluctuate.

     Our stock price has fluctuated substantially over the past two years. Future announcements concerning us or our competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, developments regarding proprietary rights, changes in earnings estimates by analysts or reports regarding us or our industry in the financial press or investment advisory publications, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many emerging growth companies fluctuate widely for reasons often unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates, world events, military conflicts or market-sector declines, may materially and adversely affect the market price of our common stock. Any information concerning us, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards, or otherwise emanating from a source other than from us, should not be relied upon as having been supplied or endorsed by us.

Our principal shareholder has voting control over the Company.

     Zsolt Rumy, our founder and principal shareholder, owns approximately 20.9% of our outstanding shares of common stock. As a result, he has effective voting control over our company, including the election of directors, and is able to effectively prevent an affirmative vote which would be necessary for a merger, sale of assets or similar transaction, irrespective of whether other shareholders believe such a transaction to be in their best interests. Our Articles of Incorporation and By-laws do not provide for cumulative voting in the election of directors.

Our board of directors has the authority to issue preferred stock, which could affect the rights of holders of common stock.

     Our Articles of Incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. Holders of common stock will have no preemptive rights to subscribe for a pro rata portion of any preferred stock that may be issued. If issued, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The possible impact that the issuance of preferred stock could have on a takeover attempt could adversely affect the price of the common stock. Although we have no present intention to issue any shares of preferred stock, we may do so in the future.

Our classified board of directors could discourage a change in control.

     Our Articles of Incorporation divide the board of directors into three classes, with three-year staggered terms. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of our stock, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying or preventing a change in control. The possible impact of such discouragement, delay or prevention of takeover attempts could adversely affect the price of our common stock.

Future sales of common stock could affect the price of our common stock.

     No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

We do not currently intend to pay dividends on our common stock.

     We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, holders of our common stock are not likely to receive any dividends on their common stock for the foreseeable future.
Item 6. Exhibits.
            See Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc.
(Registrant)

Date: August 6, 2007	By:	/s/ KEVIN SCHOTT
Kevin Schott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.