Form 10-K
period 2007-09-30
ZOLTEK COMPANIES INC
filed 2007-12-07
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2007
Commission File Number 0-20600
ZOLTEK COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1311101 (I.R.S. Employer Identification No.)

3101 McKelvey Road, St. Louis, Missouri (Address of principal executive offices)	63044 (Zip Code)
Registrant’s telephone number, including area code: (314) 291-5110
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐.      No ☑ .
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐.     No ☑ .
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑.      No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
☑ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.      No ☑.
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2007: approximately $786,114,600.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of December 4, 2007: 33,813,271 shares of Common Stock, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     The following document is incorporated by reference into the indicated Part of this Report:

Document	Part of Form 10-K

Proxy Statement for the 2007
Annual Meeting of Shareholders	III

ZOLTEK COMPANIES, INC.

PART I
ITEM 1. BUSINESS
     This Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward-Looking Statements.”
     Overview
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
     We operate manufacturing plants in Hungary, Texas and Missouri. Our plant in Hungary is our major carbon fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and intermediate oxidized acrylic fibers. Our Texas plant produces carbon fiber and has value-added processing capabilities. Our Missouri facility is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and also produces limited quantities of carbon fibers.
     Since fiscal 2005, there has been a structural shift in the carbon fiber market. Strong demand from the higher-cost aerospace applications has caused a shortage in supply for the commercial applications that we supply. During this period, we have experienced rapid growth due to sharply increased demand for commercial carbon fibers, primarily from producers of large composite blades used in wind turbines. We believe that, over the past two years, there has been increased interest in and usage of carbon fibers in the oil exploration, automotive and construction end markets. Our revenue has increased from $34.5 million in fiscal 2004 to $150.9 million in fiscal 2007. To support this growth, we expanded our manufacturing capacity from two continuous carbonization lines in operation at the beginning of fiscal 2004 to our current 18 lines.
     We believe that our existing capacity will be sufficient to satisfy our obligations under our current long-term supply agreements. To meet increasing demand from current commercial application customers and provide carbon fibers for emerging applications, we have developed and are executing plans to further expand our capacity by building additional capacity at our existing facilities and by acquiring a new facility. We are installing additional production capacity in Hungary that we expect to be operating during the second quarter of fiscal 2008. In addition, in October 2007, we announced that we had purchased the Guadalajara, Mexico-based Crysel acrylic fiber manufacturing assets of Cydsa, a large publicly traded Mexican chemical and industrial company. We estimate our total investment will be approximately $100 million to purchase the facility, retool and modify the plant, produce acrylic precursor and install the initial carbon fiber production lines. The Company expects that precursor production will begin by the end of fiscal 2008. We plan to install carbon fiber lines during the first quarter of fiscal 2009 at the Mexico facility. We believe the acquisition of the Mexico plant gives us the opportunity to increase our manufacturing capacity of precursor and increase our carbon fiber lines at favorable costs.
     Historically, the most significant application for our products had been for aircraft brakes that incorporate our technical fibers as base materials for the carbon/carbon composite brake systems used in aircraft. During fiscal 2006, wind energy surpassed aircraft brakes as our leading application in terms of sales, validating our commercialization strategy. Other applications, such as infrastructure, oil and gas and other commercial composite reinforcement have emerged which we believe have long-term growth potential. See “— Industry Overview.”
     Beginning in 2002, we have concentrated on certain application categories for carbon fibers that we believe offer the highest potential for substantial sales over the coming years. In fiscal 2004 and 2005, we entered into long-term supply arrangements with two large manufacturers of wind turbines. We partnered with a Norwegian oil and gas firm to integrate Zoltek’s carbon fiber products as the material of choice for the commercial umbilical systems that link the architecture on the seafloor to the host platform in deep-sea drilling operations in the Gulf Coast of the United States. We have been working with BMW AG under an exclusive arrangement to produce structural parts for automobiles. As a result of this arrangement, structural parts using Zoltek carbon fibers are currently used in BMW M-3 and M-6 models. Based on these initiatives, we believe that carbon fibers will be introduced more broadly in series production cars over the next several years.
     Company Operations
     We operate manufacturing plants in Nyergesujfalu, Hungary, Abilene, Texas and St. Charles, Missouri. Our plant in Hungary is our major carbon fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and intermediate oxidized fibers. Our Texas plant has houses carbon fiber manufacturing lines and value-added processing capabilities. Our Missouri facility is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and also produces limited amounts of carbon fibers. In addition, we have a facility in Salt Lake City, Utah where we design and build composite manufacturing equipment and can produce resin pre-impregnated carbon fibers, called prepregs. Our facility in Guadalajara,

Mexico was acquired in October 2007. After our retooling effort is complete, the facility will supply Zoltek’s North American operations with low-cost precursor and will serve as a site for additional carbon fiber production lines.
     Acrylic fiber precursor comprises a significant part of the total cost of producing carbon fibers. During 2000, we began to manufacture quantities of precursor at our Hungarian facility and currently all of our carbon fibers are produced from this precursor. During 2004 and 2005, we converted all of our acrylic fiber capacity to precursor manufacturing and we anticipate that this technology will be transferable to other potential suppliers to assure sufficient cost-competitive supply of raw material to support our long-term carbon fiber growth strategy.
     An element of our strategy is to offer customers value-added processing of the fibers that we produce. Our longer-term focus is on creating integrated solutions for large potential end users by working directly with users in the primary market sectors that we target. We perform certain downstream processing, such as weaving, needling, blending with other fibers, chopping and milling, and preparation of pre-form, pre-cut stacks of fabric. In addition, our Salt Lake City-based Entec Composite Machines subsidiary designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials.
     We also provide composite design and engineering for development of applications for carbon fiber reinforced composites. We recorded research and development expenses of $7.2 million, $4.9 million and $3.3 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. For historical financial information regarding our various business segments, see Note 11 of the accompanying Notes to Consolidated Financial Statements.
     Employees
     As of September 30, 2007, we employed approximately 260 persons in our United States operations and approximately 1,015 in our Hungarian operations. Our U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Zrt., our Hungarian subsidiary, there are two active unions (some Zoltek Zrt. employees belong to both unions). Management meets with union representatives on a regular basis and there have not been any problems or major disagreements with either union in the past five years. We believe that overall our employee relations are good.
     Customers
     In the fiscal 2007, 2006 and 2005, we reported sales of $49.9 million, $19.0 million and $9.0 million, respectively, to a wind turbine manufacturer. The Company reported sales of $25.1 million, $11.7 million and $3.1 million, respectively, to a European manufacturer of prepreg for wind energy applications in fiscal 2007, 2006 and 2005, respectively. These were the only customers that represented greater than 10% of consolidated net sales.
     In May 2007, we entered into a new contract with Vestas Wind Systems under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $300 million of carbon fibers in increasing volumes over the contract’s five-year term. In August 2007, we entered into a new contract with Gamesa Group under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $142 million of carbon fibers over the contract’s five-year term. In June 2007, we also entered into a contract with DeWind Incorporated under which we estimate, based on current prices, that we will supply approximately $30 million of carbon fibers over the contract’s three-year term. The actual sales under any of these contracts may be greater or less than the amounts identified above.
     Business Strategy
     We believe that our business strategy has positioned us as a leader in developing commercial markets for carbon fibers. Our business model focuses on low and sustainable pricing facilitated by low production costs, rapidly scalable capacity and a product line that offers various value-added product and process enhancements.
     The principal elements of our business strategy include the following:
     Sustainable Price Leadership. We market carbon fibers for use as a base reinforcement material in composites at sustainable price levels resulting in predictable composite costs per unit of strength and stiffness that compare favorably with alternative base construction materials. We believe our proprietary process and equipment design technology enable us to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications that are not economically viable for our higher-cost competitors. In the past, there have been cycles of carbon fiber oversupply resulting in selling prices that we believe were below the costs of higher-cost competitors, followed by supply shortages accompanied by price increases. These cycles inhibited the development of new applications. We believe that, with our targeted cost structure, we can maintain sustainable pricing that makes it attractive for customers to commit to high-volume applications.
     Support New Commercial Markets and Applications Development. To further accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, we have pursued various initiatives, including partnerships with potential users of carbon fibers to act as catalysts in the development of new low-cost, high-volume products. We believe that our supply relationships with customers for wind energy and automotive applications are the direct result of these development efforts.
     Capacity Leadership to Keep Pace with Increasing Demand. We believe that our decision to build and maintain significant available capacity has directly resulted in long-term supply arrangements with high-volume customers. We have pursued an aggressive capacity expansion program and have substantial capital resources to fund further expansion of our capacity. We have developed, and are continually seeking to improve, a proprietary continuous carbonization line design in order to increase efficiency and shorten lead time from the time of the decision to add lines to the time when the lines become operational. The ability to increase capacity in response to the growth of the commercial markets is essential to encouraging development of large-volume applications.
     Industry Overview
     Carbon fiber composite materials are suited for a diverse range of applications based on their distinctive combination of physical and chemical properties. Carbon fibers are used as reinforcements in composite materials that combine reinforcement carbon fibers with resins or other matrix materials to form a substance with high strength, light weight, high stiffness and resistance to corrosion and fatigue. Carbon fibers most often are manufactured from acrylic fiber precursor, which is desirable due to the linear orientation of its molecular structure and high carbon content (approximately 60%). While most other producers of carbon fibers utilize custom-made acrylic raw material, we utilize less costly textile-type acrylic fiber.
     We believe there are seven major producers of carbon fiber, five of which principally manufacture higher-cost carbon fibers for aerospace and other high-end applications. We focus primarily on commercial applications. Carbon fiber production requires substantial capital expenditures for manufacturing plants and specialized equipment, know-how to economically manufacture carbon fibers to meet technical specifications and the ability to qualify carbon fibers for acceptable performance in downstream applications.
     Until a few years ago, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fiber use primarily to aerospace and sporting goods applications. While the basic technology to manufacture commercial and aerospace carbon fibers is the same and fiber-to-fiber properties are equivalent, demands for specific fabrication methods, level of quality documentation and certification costs make the aerospace fibers significantly more costly to produce than carbon fiber suitable for commercial applications.
     For years prior to fiscal 2004, as additions of new capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at significantly reduced prices into specialty sporting goods and industrial applications. As a result, the distinctive characteristics of carbon fibers and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. The strength-to-weight ratio, stiffness, rapid damping and fatigue resistance characteristics of carbon fibers have made them a desirable and affordable material for a wide range of products such as wind turbine blades and reinforced service umbilical systems for sub-sea oil and natural gas production.
     During 2006, the Airbus A-380 and Boeing 787 airplanes entered production phase, utilizing carbon fibers for a substantial portion of their structural components and requiring substantial amounts of carbon fibers. We believe the demand for carbon fibers for these two programs has eliminated the excess capacity of manufacturers for aerospace applications and triggered the divergence of the aerospace and commercial demand for carbon fibers.
     We believe that widespread commercialization of carbon fibers is only possible at carbon fiber prices lower than those that historically prevailed for aerospace applications. To support the long-term growth of commercial carbon fiber markets, we believe it is important to maintain attractive and predictable pricing and bring capacity on line quickly enough to support application development. Wind technology, in particular, has demonstrated significant growth for the commercial grade carbon fiber industry.
     In addition to wind energy, we have identified what we believe to be emerging applications for carbon fibers across a variety of industries. Among them are:
•	Oil Exploration and Production — Deep sea drilling platforms, buoyancy, umbilical, choke and kill lines and drill pipes

•	Construction and Infrastructure — Lightweight, pre-cast construction reinforced with carbon fibers that protect the structure from earthquakes

•	Alternative Energy — Compressed natural gas storage and fuel cells

•	Fuel-Efficient Automobiles — Many technologies for increasing vehicle mileage involve reducing weight and incorporating high-strength composites

     Competition
     Our carbon fibers and technical fibers business segments compete with various other producers of carbon fibers, many of which have substantially greater research and development, marketing, financial and managerial resources than we do and represent significant competition for us. We are aware of no single manufacturer of carbon fiber products that competes across all of our product lines and applications. We believe our business plan distinguishes us from other carbon fiber manufacturers in supporting the long-term growth of the commercial carbon fiber market, while other carbon fiber manufacturers are focused on the aerospace industry.
     SGL Carbon competes with us in the United States and Europe. SGL Carbon and we use a textile-type precursor which costs significantly less to produce than the precursor used by manufacturers of carbon fibers for aerospace applications. SGL currently is our principal competitor in the oxidized fiber market.
     To varying degrees, depending on market conditions and supply, we also compete with aerospace grade carbon fiber producers, such as Hexcel Corporation and Cytec Industries in the United States and Toray Group, Toho Tenax and Mitsubishi Rayon in Japan. These carbon fibers producers tend to market higher cost products than our products, with a principal focus on aerospace structural applications. These manufacturers, while unable to sustain low pricing, have tended to enter into direct competition with us primarily when they engage in significant discounting. We believe that, with the introduction of Airbus A-380 and Boeing 787 airplanes, aerospace applications have significantly affected demand for carbon fibers and caused shortages for the commercial applications we supply. At least one other aerospace brake manufacturer has announced plans to build facilities to manufacture carbon fiber for commercial applicants.
     The principal areas of competition for the carbon fibers and technical fibers business segments are sustainable price, quality, development of new applications and ability to reliably meet the customer’s volume requirements and qualifications for particular programs.
International
     The Company conducts its carbon fiber products operations primarily in the United States and Europe. In October 2007, the Company acquired assets in Mexico which should become operational by the end of the fiscal year 2008. The Company sells its carbon fibers globally. There are additional risks attendant to the Company’s foreign operations, such as currency fluctuations. For additional information regarding our international operations, see Note 11 of the accompanying Notes to Consolidated Financial Statements.
Sources of Supply
     As part of its growth strategy, the Company has developed its own precursor acrylic fibers, which are used as the principal raw material for all of its carbon fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.
Environmental
     The Company’s operations generate various hazardous wastes, including gaseous, liquid and solid materials. The operations of the Company’s carbon fibers and technical fibers business segments in Abilene, Texas, St. Charles, Missouri and Hungary utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. The Company does not believe that compliance by its carbon fibers and technical fibers operations with applicable environmental regulations will have a material adverse effect upon the Company’s future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of interpretation of current laws or future changes in federal, state or international environmental laws or regulations on the business segment’s results of operations or financial condition.
     The Company has received two notices of enforcement action, dated March 2, 2007 and June 8, 2007, respectively, from the Texas Natural Resource Conservation Commission concerning alleged air permit violations and excessive emissions at the Company’s Abilene, Texas manufacturing facility. The Company has submitted written responses, including a corrective action plan, to the Texas Natural Resource Conservation Commission and has substantially implemented the actions identified in the corrective action plan. The Company has received a notice from the Texas Natural Resource Conservation Commission dated August 21, 2007 for civil fines associated with the alleged violations in the amount of $21,590. The Company is currently appealing the assessed penalty.
AVAILABLE INFORMATION
     The Company regularly files periodic reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K and amendments to those reports. These filings are available free of charge on the Company’s website at www.zoltek.com, as soon as reasonably practicable after their electronic filing with the SEC. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
     This Annual Report on Form 10-K for fiscal 2007 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward Looking Statements.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-K and the information incorporated by reference in this Form 10-K contain certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate,” and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-K, any accompanying Form 10-K supplement and the documents incorporated herein by reference, particularly in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and include statements regarding the intent, belief or current expectations of us, our directors and officers with respect to, among other things: (1) our financial prospects; (2) our growth strategy and operating strategy, including our focus on facilitating acceleration of the introduction and development of mass market applications for carbon fibers; (3) our current and expected future revenue; and (4) our ability to complete financing arrangements that are adequate to fund current operations and our long-term strategy.
     This Form 10-K and the information incorporated by reference in the Form 10-K also contain statements that are based on the current expectations of our company. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, our ability to: (1) successfully resolve pending litigation; (2) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis; (3) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under our long-term supply agreements; (4) achieve profitable operations; (5) raise new capital and increase our borrowing at acceptable costs; (6) manage changes in customers’ forecasted requirements for our products; (7) continue investing in application and market development; (8) manufacture low-cost carbon fibers and profitably market them; (9) penetrate existing, identified and emerging markets; (10) successfully retrofit our recently acquired Mexican facility to manufacture carbon fiber precursor and carbon fibers on a timely and cost effective basis; and (11) manage the risks identified above under “Risk Factors.”
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
Item 1A. Risk Factors
The following are certain risk factors that could affect Zoltek’s business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy the Company’s securities, you should know that making such an investment involves a high degree of risk, including the risks described below. The risks that we have highlighted here are not the only ones that the Company faces. If any of the risks actually occur, the Company’s business, financial condition, results of operations or cash flows could be negatively affected. In that case, the trading price of its securities could decline, and you may lose all or part of your investment.
     Risks Relating to Our Company
We have reported net losses from continuing operations for fiscal year 2007 and each of the five fiscal years preceding it.
     We have reported losses from continuing operations of $7.1 million, $12.3 million, $17.1 million, $38.2 million, $65.8 million and $2.0 million in fiscal years 2002, 2003, 2004, 2005, 2006, and 2007 respectively. Net losses from continuing operations for the fiscal years 2002, 2003, 2004 and 2005 were attributable to, among other things, adverse market conditions and excess capacities and inventories that we maintained in prior years in anticipation of greater sales volumes.
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

Our operations and sales in foreign countries are subject to risks.
     For fiscal 2007, approximately 65% of our revenues were generated by our operations in Hungary. Our operations in Hungary and our sales in other foreign countries are subject to risks associated with foreign operations and markets generally, including the fact that our senior management is resident in the United States, foreign currency fluctuations, unexpected changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer payment cycles for accounts receivable, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.
Our operating results have been adversely affected by difficulties in operating our carbon fibers plant in Abilene, Texas and may continue to be in the future.
     Demand for our carbon fibers from existing and potential new customers exceeds our current capacity. In order to meet this demand, in fiscal 2005 we restarted carbon fiber production at our carbon fiber manufacturing facility in Abilene, Texas, which had been idled for several years. We have experienced difficulties in achieving targeted production levels at our Abilene facility. As a result, we have not been able to convert all of our capacity at that facility into sales despite strong demand for our products. The difficulties have been due in large part to the inability to recruit and train qualified workers and managers at the plant. We may not be able to supply anticipated demand unless we are able to achieve targeted production levels at our Abilene facility.
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
     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of September 30, 2007, the Company’s accrual with respect to this matter has been reduced to $18.6 million due to litigation cost incurred during the fourth quarter. In November 2007, SP Systems purported to terminate the Supply Agreement. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.
     In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming $2.5 million in cash and approximately 92,000 warrants. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not made payments of any portion of this obligation or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual to $5.9 million. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of 92,000 warrants valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price. The Company expects to adjust the recorded liability for this potential warrant issuance as the Company’s stock price increases or decreases. These charges or income could be material. If negotiations for settlement of this case are unsuccessful, this matter could have a material adverse effect on our results of operations, financial condition or cash flow.
     We have recorded an aggregate accrual of $24.5 million, which represented management’s estimate of the potential payout in respect of all claims and proceedings to which we were subject. Our reserves may not be adequate to cover such obligations and we may satisfy any additional obligations with a portion of the proceeds from the offering of securities, to the extent necessary. The ultimate outcome of these actions and other pending litigation and the estimates of the potential future impact on our operating results, financial condition or cash flow for these proceedings could have a material adverse effect on our business. In addition, we will incur additional legal costs in connection with pursuing and defending such actions.
We may not be successful in completing the proposed Mexican manufacturing facility retrofitting on a timely and cost-effective basis.
     In October 2007, we purchased the Guadalajara, Mexico based acrylic fiber manufacturing assets of Cydsa. We estimate our total investment to be approximately $100 million for the purchase of the facility, retooling the plant to produce acrylic precursor and installing the initial carbon fiber manufacturing facility. If we are not able to successfully retrofit the facility to produce acrylic fiber precursor on a timely and cost-effective basis, we will need to explore alternatives to meet our capacity expansion goals.
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
     We compete with various other participants in the advanced materials and textile fibers markets. Many of these entities have substantially greater research and development, manufacturing, marketing, financial and managerial resources than we do. In addition, existing carbon fiber producers, including those that supply aerospace applications, may refocus their activities to produce carbon fiber for commercial applications that compete more directly with us. One such competitor has announced plans to build a facility to produce carbon fibers for commercial applications. Developments by existing or future competitors may render our products or technologies less competitive. In addition, we may not be able to keep pace with new technological developments. Our customers could decide to vertically integrate their operations and perform some or all of the functions currently performed by us.
A limited number of customers generate a significant portion of our revenue and may terminate their contracts with us in the event of certain changes in control or may require that we make penalty payments in the event we fail to perform.
     For fiscal 2007, four customers accounted for approximately 63% of our revenue and our largest customer represented approximately 33% of our revenue. We anticipate that significant customer concentration will continue for the foreseeable future, although the companies which constitute our largest customers may change from period to period. Our contracts with certain customers allow them to terminate these contracts in the event we engage in certain change of control transactions. They also may terminate their agreements with us or require us to make substantial penalty payments in the event we fail to perform our obligations under our agreements with them. The loss of, or significant reduction in the purchases by, these customers or any other significant customers could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.
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
Our principal shareholder has effective voting control over the Company.
     Zsolt Rumy, our founder and principal shareholder, owns approximately 17.8% of outstanding shares of common stock. As a result, he has and will continue to have effective voting control over our company, including the election of directors, and is able to effectively prevent an affirmative vote which would be necessary for a merger, sale of assets or similar transaction, irrespective of whether other shareholders believe such a transaction to be in their best interests. Our Articles of Incorporation and By-laws do not provide for cumulative voting in the election of directors.
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
     We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

Our management and our independent registered public accounting firm identified material weaknesses during fiscal 2007 in the design and operation of our internal control, over financial reporting, which, if not properly remediated, could result in material misstatements in our interim and annual consolidated financial statements in future periods.
     Our management and its independent registered public accounting firm have identified certain matters that they consider to constitute material weaknesses in the design and operation of our internal control over financial reporting as of September 30, 2007. See “Item 9A. Controls and Procedures.” A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As set forth in Item 9A. Controls and Procedures, as of September 30, 2007, we identified material weaknesses in our internal control over financial reporting pertaining to entity level controls to prevent certain accounting entries from being recorded prior to formal documentation of arrangements being obtained and our policies and procedures related to assessment of litigation reserves. Because of its inherent limitations, such internal controls may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The control deficiencies inherent in the above areas could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Management is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over the above mentioned processes as of September 30, 2007.
     We have expended significant resources to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal 2006 and 2007 to address previously identified material weaknesses. However, if the remedial policies and procedures we implements are insufficient to address the material weaknesses that exist as of September 30, 2007, or if additional material weaknesses in our internal controls are discovered in the future, the Company may fail to meet our future reporting obligations, its financial statements may contain material misstatements and its operating results may be adversely impacted. Any such failure could also adversely affect the results of periodic management assessment and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting, as required by the SEC’s rules under Section 404. The existence of a material weakness could result in errors in the Company’s consolidated financial statements that could result in a restatement of financial statements or failure to meet reporting obligations, which in turn could cause investors to lose confidence in reported financial information leading to a decline in our stock price. Although we believes we can address our material weaknesses in internal controls with remedial measures, we cannot assure you that the measures we will take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Furthermore, there are inherent limitations to the effectiveness of controls and procedures, including the possibility of human error and circumvention or overriding of controls and procedures.
Item 1B. Unresolved Staff Comments
As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 2. Properties
The Company’s facilities are listed below and are considered to be suitable and adequate for its operations. Except as noted below, all the Company’s properties are owned, subject to various mortgage loans.

	Approximate Area
Location	Use	(in square feet)
St. Louis, Missouri (2)	Administrative, marketing and central engineering offices	40,000

St. Charles, Missouri (4)	Technical fibers manufacturing	107,000

Abilene, Texas (2)	Carbon fibers manufacturing	278,000

Salt Lake City, Utah I (2)	Composite fabrication equipment design and manufacturing	65,000

Salt Lake City, Utah II (1)	Carbon fiber prepreg manufacturing	35,000

Nyergesujfalu, Hungary (2)	Carbon fibers, acrylic fiber precursor	2,000,000

Guadalajara, Mexico (3)	Carbon fibers, acrylic fiber precursor	1,400,000

(1)	Property subject to lease.

(2)	Properties subject to mortgage.

(3)	Property acquired in October 2007. Not available for use until retro-fit is completed, which is expected to be completed by fiscal year end 2008.

(4)	Property owned.
Item 3. Legal Proceedings
      Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of September 30, 2007, the Company has established an accrual for legal liabilities of $24.5 million.
     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of September 30, 2007, the Company’s accrual with respect to this matter has been reduced to $18.6 million due to litigation cost incurred during the fourth quarter. In November 2007, SP Systems purported to terminate the Supply Agreement. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.

     In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase

122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming $2.5 million in cash and approximately 92,000 warrants. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not made payments of any portion of this obligation or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual to $5.9 million. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of 92,000 warrants valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price. The Company expects to adjust the recorded liability for this potential warrant issuance as the Company’s stock price increases or decreases. These charges could be material. If negotiations for settlement of this case are unsuccessful, this matter could have a material adverse effect on our results of operations, financial condition or cash flow.
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
     The Company has received two notices of enforcement action, dated March 2, 2007 and June 8, 2007, respectively, from the Texas Natural Resource Conservation Commission concerning alleged air permit violations and excessive emissions at the Company’s Abilene, Texas manufacturing facility. The Company has submitted written responses, including a corrective action plan, to the Texas Natural Resource Conservation Commission and has substantially implemented the actions identified in the corrective action plan. The Company has received a notice from the Texas Natural Resource Conservation Commission dated August 21, 2007 for civil fines associated with the alleged violations in the amount of $21,590. The Company is currently appealing the assessed penalty.
      The Company is a party to various other claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders
The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2007.
Item 4A. Executive Officers of the Registrant
The name, age, position and principal occupation of each of the executive officers of the Company is set forth below:
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
     Kevin Schott, age 41, has served as the Chief Financial Officer of the Company since April 2004. As an independent consultant since 2001, Mr. Schott served a variety of publicly and privately owned companies, including Zoltek, in different facets of financial planning and management. In prior years, Mr. Schott worked for two years with Ernst & Young in St. Louis from 1988 to 1990, and then joined Bridge Information Systems, where he worked for ten years from 1990 to 2000, including five as vice president and corporate controller. Mr. Schott received a B.S. degree in Business Administration from Washington University in 1988.
     George E. Husman, 62, has served as the Chief Technology Officer of the Company since January 2007. Mr. Husman holds a B.S. in aerospace engineering from the University of Cincinnati and a M.S. in materials engineering from the University of Dayton. He spent 18 years at the Materials Directorate at Wright-Patterson Air Force Base in research and management positions, including Director of the Nonmetallic Materials Division. Upon leaving the Air Force in 1986, he joined BASF Structural Materials, Inc., in Charlotte, North Carolina, as Vice President for Business Development. At BASF, he also served as VP & General Manager of Thermoplastic Composites and Vice President for Research and Development. In 1993, Mr. Husman joined Southern Research Institute in Birmingham, Alabama, as Vice President of the Engineering Division, and prior to joining Zoltek, he was the Associate Director for Research in the School of Engineering at the University of Alabama at Birmingham.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     The Company’s Common Stock (symbol: “ZOLT”) is traded in the Nasdaq National Market. The number of beneficial holders of the Company’s stock is approximately 31,794, including shareholders whose shares are held in “nominee” or “street” names. As of September 30, 2007, there were 480 holders of record of the Company’s common stock. The Company has not paid cash dividends on any of its common stock and does not intend to pay cash dividends on common stock for the foreseeable future.
     During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. Under this registration statement, the Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The Company plans to use the proceeds from its sales of securities for general corporate purposes, including capital expenditures, acquisitions and debt repayments. On August 14, 2007, the Company completed a public offering of 4,000,000 shares of Common Stock at $38.76 per share, less underwriting discounts. In the offering, 3,615,000 shares were sold by the Company and 385,000 shares were sold by the selling shareholders. The Company recorded the proceeds of $131.5 million, net of deal costs, as an increase to shareholders’ equity. The Company did not receive any of the proceeds from the sale of Common Stock by the selling shareholders.
     Set forth below are the high and low bid quotations as reported by the Nasdaq National Market for the periods indicated. Such prices reflect interdealer closing prices, without retail mark-up, markdown or commission:

	Fiscal year ended		Fiscal year ended
	September 30, 2007		September 30, 2006
	High	Low	High	Low
First Quarter	$27.99	$18.75	$13.24	$8.03
Second Quarter	35.12	20.26	24.34	8.38
Third Quarter	42.87	29.70	39.74	19.87
Fourth Quarter	51.39	35.18	30.47	17.38
Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to be		equity compensation
	issued upon exercise of	Weighted-average exercise	plans (excluding
	outstanding options, warrants	price of outstanding options,	securities reflected in
Plan category	and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,636,029	25.93	345,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,636,029	25.93	345,000

Performance Graph
     The graph below shows the cumulative total return on common stock for the period from September 30, 2002 through September 30, 2007, in comparison to the cumulative total return on Russell’s 2000 Index and a NASDAQ peer group that we are most comparable to us in terms of size and nature of operations. The results shown assume that $100 was invested on September 30, 2002 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of the common stock.

Item 6. Selected Financial Data
ZOLTEK COMPANIES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

Statement of Operations	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003
Net sales	$150,880	$92,357	$55,377	$34,525	$28,258
Cost of sales, excluding available unused capacity costs	107,506	69,994	52,809	29,137	24,122
Available unused capacity costs	—	—	2,347	4,466	5,716
Litigation charge (2)	5,400	22,795	—	—	—
Selling, general and administrative expenses (3)	19,865	15,243	7,847	6,463	8,300
Operating income (loss) from continuing operations	18,109	(15,675)	(7,626)	(5,541)	(9,880)
Other expense and income tax expense	(20,081)	(50,090)	(30,585)	(11,552)	(2,434)
Net loss from continuing operations	(1,972)	(65,765)	(38,211)	(17,093)	(12,314)

Discontinued Operations:
Operating loss, net of taxes	(545)	(187)	(2,182)	(5,055)	(3,288)
Gain (loss) on disposal of discontinued operation, net of taxes	—	150	—	(659)	—

Net loss on discontinued operations, net of taxes	(545)	(37)	(2,182)	(5,714)	(3,288)

Net loss	$(2,517)	$(65,802)	$(40,393)	$(22,807)	$(15,602)

Net loss per share:
Basic and diluted loss per share:

Continuing operations	$(0.07)	(2.91)	$(2.12)	$(1.04)	$(0.76)

Discontinued operations	(0.02)	(0.00)	(0.12)	(0.35)	(0.20)

Total	$(0.09)	(2.91)	$(2.24)	$(1.39)	$(0.96)

Basic weighted average common shares outstanding	28,539	22,575	18,050	16,372	16,307

Balance Sheet Data:	September 30,
	2007	2006	2005	2004	2003
Working capital(4)	$147,956	$20,042	$19,072	$16,802	$18,790
Total assets (4)	403,599	187,684	130,429	122,455	119,455
Current maturities of long-term debt	13,813	1,365	374	570	933
Long-term debt, less current maturities	6,851	32,002	40,421	42,002	33,541
Shareholders’ equity (4)	320,767	111,661	40,645	44,230	64,516

(1)	Prior year amounts have been reclassified for discontinued operations as discussed in Note 3 to consolidated financial statements.

(2)	Litigation expenses related to the Scott Macon case in fiscal 2007 and the SP System case in fiscal 2006, as discussed in Note 8 to Consolidated Financial Statements.

(3)	Includes application and development costs of $7,230, $4,887, $3,324, $3,070 and $3,453 for fiscal years 2007, 2006, 2005, 2004 and 2003, respectively.

(4)	The Company completed a public offering of shares in August 2007 and realized net proceeds of $131.5 million, recorded as increases to cash and equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, commonly referred to as MD&A, is intended to help the reader understand Zoltek, our operations and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:
Our Business — a general description of the key drivers that affect our business, the industry in which we operate and the strategic initiatives on which we focus.
Results of Operations — an analysis of our overall results of operations and segment results for the three years presented in our financial statements. We operate in two segments: Carbon Fiber and Technical Fiber. Other miscellaneous and corporate are combined into a third business segment called Headquarters/Other.
Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements, contractual obligations, the potential impact of currency exchange and an overview of our financial position.
Critical Accounting Estimates — a description of accounting estimates that require critical judgments and estimates.
OUR BUSINESS
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

     The Company’s primary business segments are based on product lines and include Carbon Fibers and Technical Fibers. The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers used to manufacture aircraft brake pads for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fiber and Technical Fiber segments are located geographically in the United States and Hungary.

     We operate manufacturing plants in Hungary, Texas and Missouri. Our plant in Hungary is our major carbon fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and intermediate oxidized acrylic fibers. Our Texas plant produces carbon fiber and has value-added processing capabilities. Our Missouri facility is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and it also produces limited quantities of carbon fibers.

     Since fiscal 2005, there has been a structural shift in the carbon fiber market. Strong demand from the higher-cost aerospace applications has caused a shortage in supply for the commercial applications that we supply. During this period, we have experienced rapid growth due to sharply increased demand for commercial carbon fibers, primarily from producers of large composite blades used in wind turbines. We believe that, over the past two years, there has been increased interest in and usage of carbon fibers in the oil exploration, automotive and construction end markets. Our revenue has increased from $34.5 million in fiscal 2004 to $150.9 million for fiscal 2007. To support this growth, we expanded our manufacturing capacity from two continuous carbonization lines in operation at the beginning of fiscal 2004 to our current 18 lines.

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

     For the fiscal 2007, four customers accounted for approximately 63% of our revenue and our largest customer represented approximately 33% of our revenue. We expect this customer concentration will continue for the foreseeable future.

     We have recently entered into long-term supply contracts with several of our key customers. In May 2007 we entered into a new contract with Vestas Wind Systems under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $300 million of carbon fibers in increasing volumes over the contract’s five-year term. In August 2007, we entered into a new contract with Gamesa Group, under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $142 million of carbon fibers over the contract’s five-year term. In June 2007, we entered into a contract with DeWind Incorporated under which we estimate, based on current prices, that we will supply approximately $30 million of carbon fibers over the contract’s three-year term.

     We believe that our existing capacity will be sufficient to satisfy our obligations under our current long-term supply agreements. To meet increasing demand from current commercial application customers and provide carbon fibers for emerging applications, we have developed and are executing plans to further expand our capacity building additional capacity at our existing facilities and by acquiring a new facility. We are installing additional production design capacity in Hungary that we expect to be operating during the second quarter of fiscal 2008. In addition, in October 2007, we announced that we have purchased the Guadalajara, Mexico-based Crysel acrylic fiber manufacturing assets of Cydsa, a large publicly traded Mexican chemical and industrial company. We estimate the total investment will be approximately $100 million to purchase the facility, to retool and modify the plant, to produce acrylic precursor and to install the initial four carbon fiber lines. We expect that precursor production will begin by the end of fiscal 2008. We plan to install four continuous carbonization lines during the first quarter of fiscal 2009 at the Mexico facility. We believe the acquisition of the Mexico plant gives us the opportunity to increase our manufacturing capacity of precursor and increase our carbon fiber lines at favorable costs.
RESULTS OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2006
     The Company’s sales increased 63.4%, or $58.5 million, to $150.9 million in fiscal 2007 from $92.4 million in fiscal 2006. Carbon fiber sales increased 77.2%, or $50.7 million, to $116.4 million in fiscal 2007 from $65.7 million in fiscal 2006 as production and sales of wind energy orders continued to grow. The Company’s carbon fiber sales benefited from a price increase on January 1, 2007, the newly added capacity in Hungary of seven carbon fiber lines since June 30, 2006 and the continued improvement in the operations of the Abilene facility. Technical fiber sales increased 25.8%, or $6.5 million, to $31.7 million in fiscal 2007 from $25.2 million in fiscal 2006. Technical fiber sales increased as the Company experienced a significant increase in orders from its aircraft brake customers and added a technical fiber production line in its facility in Hungary. Sales of other products and services increased $1.3 million to $2.8 million during fiscal 2007 from $1.5 million during fiscal 2006 related to our Energy sales division.
     The Company’s cost of sales increased by 53.6%, or $37.5 million, to $107.5 million in fiscal 2007 from $70.0 million in fiscal 2006. Carbon fiber cost of sales increased by 66.5%, or $32.8 million, to $82.2 million for fiscal 2007 from $49.4 million for fiscal 2006. The increase in carbon fiber cost of sales reflected increased sales of 77.2% discussed above offset by increased margins due to greater volumes and improved efficiencies of the installed carbon fiber lines at the Abilene, Texas facility. Technical fiber cost of sales increased $4.5 million, or 23.3%, to $23.7 million for fiscal 2007 from $19.2 million for fiscal 2006. The increase in technical fiber cost of sales resulted from the increased sales of 25.8% discussed above. The cost of sales of the other products increased for fiscal 2007 to $1.6 million compared to fiscal 2006 of $1.4 million.
     Application and market development costs were $7.2 million in fiscal 2007 and $4.9 million in fiscal 2006. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase included expenses associated with application development of the towpreg product at the Company’s prepreg facility in Utah.
     A charge of $5.4 million was recorded in the fourth quarter of 2007 related to the investment banker litigation. The expenses included $0.8 million for legal fees. A special non-recurring charge of $22.8 million was recorded in the fourth quarter of 2006 related to the SP Systems case. The expenses included $1.0 million legal fees incurred in fiscal 2006, $0.7 million for estimated legal fees for the appeal process and $21.1 million estimated damages.
     Selling, general and administrative expenses for continuing operations were $12.6 million in fiscal 2007 compared to $10.4 million in fiscal 2006. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume, particularly at our Hungarian operations. The Company also recorded $1.3 million for the cost of employee services received in exchange for equity instruments under SFAS 123-(R) during fiscal 2007, an increase of $0.3 million above fiscal 2006 expense.
     Operating income from fiscal 2007 was $18.1 million, an increase of $33.8 million from the operating loss of $15.7 million incurred during fiscal 2006. This improvement resulted primarily from an increase in gross margin of $21.0 million and a litigation charge of $22.8 million related to the SP Systems case recorded during fiscal 2006, partially offset by a litigation charge of $5.4 million related to the investment banker case recorded during fiscal 2007. Carbon fiber operating income improved from $10.4 million in fiscal 2006 to $26.5 million in fiscal 2007. The improvement related to the increase in production and sales as the Company added new capacity at its Hungarian facility, increased prices and improved production efficiency at its Abilene facility. Operating income from technical fibers improved from $4.6 million in fiscal 2006 to $7.4 million in fiscal 2007 due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Other products/ headquarters operating loss decreased from a loss of $30.7 million in fiscal 2006 to a loss of $15.8 million in fiscal 2007 due to a litigation charge of $22.8 million related to the SP Systems case recorded during fiscal 2006, offset by increases during fiscal 2007 in administrative headcount and salaries in Hungary to support the production growth and an increase of $0.3 million during fiscal 2007 for the cost of employee services received in exchange for equity instruments under SFAS 123-(R).
     Interest expense was approximately $2.3 million in fiscal 2007 compared to $2.6 million in the corresponding period of fiscal 2006. Due to the limited variable rate debt, the impact of the increase in market interest rates was immaterial.
     Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $9.8 million for fiscal 2007 compared to $16.5 million for fiscal 2006. The decrease in amortization resulted from the expensing of $6.8 million of a beneficial conversion feature related to a partial conversion in June 2006 of the September 2005 issuance and full conversion in May 2006 of the February 2005 issuance and the $3.3 million discount related to the issuance of 111,113 warrants to purchase the Company’s shares at $0.01 per share during the fiscal year 2006 (see “—Liquidity and Capital Resources”). During fiscal 2007, an additional $6.4 million warrant issue expense was recorded as the Company entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company issued the investors warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share.
     Interest income was $1.8 million in fiscal 2007 compared to $0.3 million in fiscal 2006. The increase was primarily a result of interest earned on cash received from our public offering in August 2007 and interest earned on a $10 million loan from the Company’s Chief Executive Officer used to finance a bond required in connection with an appeal of certain litigation.
     Loss on value of warrants and conversion feature, which is a non-cash item, decreased $29.0 million from $29.3 million in fiscal 2006 to $0.3 million in fiscal 2007 (see “—Liquidity— Financing”). The reduction in the loss was attributable the exercise of the majority of outstanding warrants and convertible debt during fiscal 2006.
     Other expense, net, was of $1.1 million in fiscal 2007 compared to $1.0 million for fiscal 2006. The increase in the foreign currency transactional loss during fiscal 2007 was due to the Hungarian Forint becoming stronger compared to the Euro and Pound Sterling in which the Company buys most raw materials.
     Income tax expense was $2.0 million for fiscal 2007 compared to $0.9 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in fiscal 2006 due to uncertainties in the Company’s ability to utilize net operating loss carryforward in the future. An income tax expense of $0.8 million was recorded for fiscal 2007, as we established a deferred tax liability for book to tax differences within the Hungarian operation. An expense of $1.2 million and $0.9 million was recorded in fiscal 2007 and 2006, respectively, related to local taxes for the Hungarian operations.
     The foregoing resulted a loss from continuing operations of $2.0 million for fiscal 2007 compared to a loss of $65.8 million for fiscal 2006. Similarly, the Company reported loss from continuing operations per share of $0.07 and $2.91 on a basic and diluted basis for fiscal 2007 and 2006, respectively. The weighted average common shares outstanding were 28.5 million and 22.6 million for fiscal 2007 and 2006, respectively.
     The loss from discontinued operations of $0.5 million for fiscal 2007 compares to a loss of $0.04 million for fiscal 2006. The decrease in sales was offset by a significant decrease in cost during fiscal 2007 as the Company liquidated existing inventory balances. The Company reported a loss from discontinued operations per share of $0.02 and $0.00 on a basic and diluted basis for fiscal 2007 and 2006, respectively.
FISCAL YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2005
     The Company’s sales increased 66.8%, or $37.0 million, to $92.4 million in fiscal 2006 from $55.4 million in fiscal 2005. Carbon fiber sales increased 90.4%, or $31.2 million, to $65.7 million in fiscal 2006 from $34.5 million in fiscal 2005 as production and sales of wind energy orders continued to grow and the demand for the Company’s milled and chopped products significantly increased from the prior year. The Company’s sales benefited from the newly added capacity in Hungary of six carbon fiber lines, continued improvement of Abilene facility production and price increases which took effect during the fiscal 2006 third quarter. Technical fiber sales increased 27.9%, or $5.5 million, to $25.2 million in fiscal 2006 from $19.7 million in fiscal 2005. Technical fiber sales increased as aircraft brake and automotive customers increased orders for heat resistance applications. Miscellaneous sales, primarily consisting of water treatment and electrical services in Hungary, increased 25.0%, or $0.3 million, to $1.5 million in fiscal 2006 from $1.2 million in fiscal 2005.
     The Company’s cost of sales (including available unused capacity costs of $2.3 million in 2005) increased by 26.8%, or $14.8 million, to $70.0 million in fiscal 2006 from $55.2 million in fiscal 2005. Carbon fiber cost of sales increased by 34.6%, or $12.7 million, to $49.4 million for fiscal 2006 from $36.7 million for fiscal 2005. The increase in carbon fiber cost of sales reflected increased sales, offset by the improvement in margins resulting from reduced costs related to the start-up operating inefficiencies of the installed carbon fiber lines at the Abilene, Texas facility. Technical fiber cost of sales increased $3.8 million, or 25.1%, to $19.2 million for fiscal 2006 from $15.4 million for fiscal 2005. The increase in technical fiber cost of sales was a reflection of the increase in sales. The cost of sales of the other products increased $0.6 million to $1.4 million from $0.8 million for fiscal 2005.
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
     Application and market development costs were $4.9 million in fiscal 2006 and $3.3 million in fiscal 2005. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase included expenditures associated with application development of the towpreg product at the Company’s prepreg facility in Utah.
     A litigation charge of $22.8 million was recorded in the fourth quarter of 2006 related to the SP Systems case. The expenses included $1.0 million legal fees incurred in fiscal 2006, $0.7 million for estimated legal fees for the appeal process and $21.1 estimated damages. Selling, general and administrative expenses for continuing operations were $10.4 million in fiscal 2006 compared to $4.5 million in fiscal 2005. The increase related to staffing of management positions filled to meet the new demands of the growing sales and production volume and costs related to compliance with the Sarbanes-Oxley Act’s requirements. In 2005, $2.5 million of corporate headquarters costs were allocated to businesses later classified as discontinued operations. In 2006, these expenses were wholly absorbed by continuing operations. The Company also recorded $1.0 million for the cost of employee services received in exchange for equity instruments under SFAS 123-(R) during fiscal 2006. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million representing management’s estimate of the liability associated with an ongoing lawsuit unrelated to the SP case.
     Operating loss increased $8.1 million, from $7.6 million in fiscal 2005 to $15.7 million in fiscal 2006, primarily related to a litigation charge of $22.8 million related to the SP Systems case. Carbon fiber operating income improved from a loss of $8.2 million in fiscal 2005 to income of $10.4 million in fiscal 2006. The improvement related to the increase in production and sales as the Company added new capacity at its Hungarian facility, increased prices and improved production efficiency at its Abilene facility. The operating income in technical fibers improved from income of $2.7 million in fiscal 2005 to $4.6 million in fiscal 2006 due to increased orders from the European aircraft brake customers and new sales within the automotive heat resistance applications. Other products/ headquarters operating loss increased from a loss of $2.1 million in fiscal 2005 to a loss of $30.7 million in fiscal 2006 due to a special non-recurring charge of $22.8 million related to the SP Systems case, corporate headquarters costs previously allocated to businesses later classified as discontinued operations, staffing of management positions that have been filled to meet the new demands of the growing sales and production volume and costs related to compliance with the Sarbanes-Oxley Act’s requirements. In the second quarter of fiscal 2006, the Company accrued a charge of $0.5 million in respect of a contingent liability related to a lawsuit. The Company recorded $1.0 million for the cost of employee services received in exchange for equity instruments under SFAS 123-(R) in fiscal 2006. The Company’s consolidated operating income was benefited by the newly added capacity in Hungary of six carbon fiber lines, the improvement in Abilene’s operations and price increases which took effect during the 2006 second quarter.
     Interest expense was approximately $2.6 million in fiscal 2006 compared to $3.0 million in the corresponding period of fiscal 2005. The decrease in interest resulted from higher debt levels after the Company’s refinancing transactions offset by an increase of $3.1 million in capitalized interest cost related to the expansion of the Company’s carbon fiber lines (see “—Liquidity and Capital Resources”). Due to the limited variable rate debt, the impact of the increase in market interest rates was immaterial.
     Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $16.5 million for fiscal 2006 compared to $8.5 million for fiscal 2005. The increase in amortization resulted from the expensing of $6.8 million of a beneficial conversion feature related to a partial conversion in June 2006 of the September 2005 issuance and full conversion in May 2006 of the February 2005 issuance and the $3.3 million discount related to the issuance of 111,113 warrants to purchase the Company’s shares at $0.01 per share (see “—Liquidity and Capital Resources”).
     Loss on value of warrants and conversion feature, which is a non-cash item, increased $12.7 million from a loss of $16.6 million in fiscal 2005 to a loss of $29.3 million in fiscal 2006 (see "—Liquidity— Financing”). The increase in the loss was attributable to the increase in the market price of the Company’s common stock during fiscal 2006 compared to fiscal 2005 over the exercise prices of applicable underlying securities.

     Other expense, net, was of $1.0 million in fiscal 2006 compared to $1.9 million for fiscal 2005. The decrease in the foreign currency transactional loss during fiscal 2006 was due to the Hungarian Forint becoming stronger during 2006 compared to the Euro and Pound Sterling in which the Company buys most raw materials.
     Income tax expense was $0.9 million for fiscal 2006 compared to $0.7 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in both fiscal 2006 and 2005 due to uncertainties in the Company’s ability to utilize net operating loss carryforward in the future. The expense for both fiscal 2005 and 2006 related to local taxes for the Hungarian facility.
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
     The loss from discontinued operations of $0.04 million for fiscal 2006 compared to a loss of $2.2 million for fiscal 2005. The decrease in sales was offset by a significant decrease in cost during fiscal 2006 as the Company liquidated existing inventory balances. The Company reported a loss from discontinued operations per share of $0.00 and $0.12 on a basic and diluted basis for fiscal 2006 and 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     The Company believes its cash currently on hand and cash flow from operations should be sufficient to fund near-term liquidity needs. During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. Under this registration statement, the Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. In August 2007, the Company completed a public offering of 3,615,000 shares of Common Stock (excluding 385,000 shares sold by certain selling shareholders) and realized net proceeds of approximately $131.5 million. Accordingly, there remain approximately $209.9 million of securities which may be sold by the Company under the shelf offering. Although the Company has no plans for another offering, the Company could use the proceeds from future sales of securities for general corporate purposes, including capital expenditures, acquisitions and debt repayments. Since the end of fiscal year 2007, the Company has spent approximately $39.1 million in cash for the acquisition of the new Mexico facility and capital expenditures for the Mexico facility.
  Cash Provided By (Used In) Continuing Operating Activities
     Operating activities provided $5.9 million of cash for the fiscal 2007 compared to cash provided of $3.3 million in fiscal 2006. The improvement was the result of increased operating income as sales and margins continue to improve. The Company implemented a price increase on carbon fiber and technical fiber products on January 1, 2007. The Company’s sales benefited from the newly added capacity in Hungary of seven carbon fiber lines since June 30, 2006 and continued improvement in the operations of the Abilene facility production. Operating cash flows were negatively impacted by an increase in inventory balances of $5.4 million to support sales growth for the fiscal 2007 compared to a decrease of $2.3 million in fiscal 2006. Operating cash flows were also negatively affected by $18.3 million cash used by an increase in accounts receivables for 2007 compared to cash used for accounts receivable of $6.8 million in fiscal year 2006. The increase in accounts receivable was caused by a 63.4% increase in sales and changes in payment terms per long-term supply agreements entered during the fourth quarter of fiscal 2007 with certain key customers. The Company anticipates continuing to improve future cash flows from operations as it gains operating efficiency and adds capacity at the Abilene and Hungarian manufacturing facilities.
  Cash Used In Discontinued Operating Activities
     Net cash provided by discontinued operating activities was $1.0 million for the fiscal year 2007 compared to cash used of $0.5 million during the fiscal year 2006. The improvement was due to collection of receivables and sales of inventory as the Company exited its netting and thermoplastic divisions.
  Cash Used In Investing Activities
      Net cash used in investing activities for the fiscal year 2007 was $51.2 million which consisted of capital expenditures of $53.4 million to expand production lines of the Company’s precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products, offset by $9.4 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 5).
     Net cash used in investing activities for the fiscal year 2006 was $47.4 million which consisted of capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines and an increase in restricted cash.
     Restrictions on cash increased by $7.2 million as the Company incurred financing commitments to post the $23.5 million bond related to ongoing litigation.
     Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber production capacity. The Company expects capital expenditures to increase in connection with the expansion and acquisition of our Mexico facility, which we plan to retrofit to produce precursor and to install carbon fiber lines to meet the increased demand for carbon fiber.
  Cash Provided By Financing Activities
     Net cash provided by financing activities was $155.5 million and $55.5 million for the fiscal years ended September 30, 2007 and 2006, respectively. In August 2007, the Company completed a public offering of 3,615,000 shares of its common stock at $38.76 per share. Cash provided by financing activities in fiscal 2006 was due primarily to convertible debt issuances described Fiscal 2006 Financing Activity.

Future Contractual Obligations
     In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2007. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 3 and 4 to the condensed consolidated financial statements for discussion of the Company’s debt agreements (amounts in thousands).

		Less than
	Total	1 year	1-3 years
Convertible debentures (a)	$26,200	$10,451	$15,749
Other long-term debt, including current maturities (a)	9,719	9,719	—

Total debt	35,919	20,170	15,749
Contractual interest payments (b)	2,435	1,585	850
Legal liabilities (c)	24,543	24,543	—
Purchase obligations (d)	8,081	8,081	—

Total contractual obligations	$70,978	$54,379	$16,599

     The future contractual obligations and debt could be reduced by up to $26.2 million in exchange for up to 1.0 million shares of common stock. The following table illustrates the effect of the assumed conversion of all convertible debt on September 30, 2007 (amounts in thousands). Future minimum lease payments under non-cancelable agreements are immaterial as of September 30, 2007.

	Conversion		Less than
	price	Total	1 year	1-3 years
Total contractual obligations		$70,978	$54,379	$16,599
May 2006 issuance	25.51	(16,200)	(7,200)	(9,000)
July and October 2006 issuance	25.51	(10,000)	(3,251)	(6,749)
Interest payments		(2,435)	(1,585)	(850)

Total contractual obligations assuming conversion on September 30, 2007		$42,343	$42,323	$—

     The future contractual obligations and debt could be reduced by up to $26.2 million in exchange for up to 1.0 million shares of common stock if all the convertible debt was converted on September 30, 2007 (amounts in thousands).
As of December 6, 2007, the last reported sale price of the Company’s common stock was $43.61 per share.
(a)	Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $15.3 million.

(b)	Amounts represent the expected cash payment for interest on our debt.

(c)	Amount includes $18.6 million accrued for potential damages and litigation cost related to SP Systems case and $5.9 million related to the investment banker case and other pending litigation. See Note 4.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
Bond Related to SP Systems Case
     On April 12, 2007, the Company reported the results of various post-trial motions in ongoing litigation against its Zoltek Corporation subsidiary brought by SP Systems (see Note 4). The Company posted a supersedeas bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of September 30, 2007, the letter of credit is collateralized by certain U.S. real estate of the Company and $13.5 million of restricted cash. During the fourth quarter of fiscal 2007, the Company repaid a $10 million loan to its Chief Executive Officer which had previously been used to collateralize a letter of credit in connection with a litigation appeal bond. During the first quarter of fiscal 2008, the letter of credit was no longer collateralized by the U.S. real estate, but by $23.5 million of cash on hand.
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
Revolving Credit Facility
     In December 2006, the Company extended its existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2007 totaled $7.3 million. The amendment also provides that the letter of credit previously collateralized by the Company’s cash and cash equivalents and presented as restricted cash in the Company’s consolidated balance sheet as of September 30, 2006 will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of September 30, 2007, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank. The Company intends to extend its existing line of credit before its expiration on January 1, 2008. Based on the history of relationships with its bank and its current highly liquid financial position, the Company does not expect any issues with extending its line of credit beyond the expiration date.
Hungarian Grant
     The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $16.4 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. During fiscal 2007, Zoltek’s Hungarian subsidiary received approximately $9.4 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense.
     The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of 21.7 billion HUF (approximately $122.6 million); fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
Convertible Debt
Fiscal 2007 Financing Activity
     On August 14, 2007, the Company effected a public offering of 3,615,000 shares of common stock at $38.76 per share. In the offering, an additive 385,000 shares were sold by certain selling shareholders. The Company realized the proceeds of $131.5 million, net of $0.8 million deal costs. The Company did not receive any of the proceeds from the sale of common stock by the selling shareholders.
     During fiscal 2007, certain investors converted an aggregate of $6.5 million aggregate principal and interest on convertible debt privately placed in the May 2006 and February 2003 issuances into 920,391 shares of common stock at conversion prices of $25.51 and $3.50 per share, respectively, which was recorded into shareholders’ equity as of September 30, 2007. The Company recorded a non-cash charge of $2.8 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt. Investors also converted during fiscal 2007 an aggregate of $28.3 million aggregate principal and interest on convertible debt privately placed in the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock at conversion prices of $12.50, $12.50 and $13.07 per share, respectively, which was recorded into shareholders’ equity. The Company recorded a non-cash charge of $3.3 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.
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
     The terms of repayment for each convertible debt issuance in May 2006, July 2006 and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. As of September 30, 2007, the stock price was above the conversion price for all issuances. Therefore, the Company does not anticipate that any of its lenders will demand cash repayment in the near future. Additionally, the May 2006, July 2006 and October 2006 issuances allow the Company to require conversion if the price of the Company’s stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares.

Fiscal 2006 Financing Activity
     During the fiscal year ended September 30, 2006, certain investors converted $47.3 million principal and interest amount of the convertible debt privately placed in the February 2003, October 2004, February 2005 and September 2005 issuances into 4,738,486 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 and February 2005 issuances, which was valued at $57.5 million and offset by a reduction to equity of $10.2 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company reclassified the unamortized deferred financing cost of $1.4 million related to these issuances into additional paid-in capital. The February 2005 issuance also had a beneficial conversion feature, of which $6.8 million was unamortized at the time of conversion and was recorded as an expense into amortization of financing fees and debt discount. Subsequent to these conversions, the October 2004 and February 2005 issuances have been fully converted into the Company’s common stock.
     In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company’s planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
     The closing on September 30, 2005 included a draw down of $5.0 million. The borrowing matures 42 months from the closing date and bears interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The debentures are convertible into Zoltek common stock of 400,000 shares at a conversion price of $12.50 per share. The debentures were issued with five-year warrants that give holders the right to purchase up to 140,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.0 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     In December 2005, the Company issued convertible debentures in the aggregate principal amount of $15.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into Zoltek 1,200,000 shares of common stock at a conversion price of $12.50 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 420,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.9 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     In February 2006, the Company issued convertible debentures in the aggregate principal amount of $10.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 765,110 shares of Zoltek common stock at a conversion price of $15.16 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 267,789 shares of Zoltek common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $4.6 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     In May 2006, the Company issued convertible debentures in the aggregate principal amount of $20 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 784,006 shares of Zoltek common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 274,406 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $17.1 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     In July 2006, the Company issued convertible debentures in the aggregate principal amount of $2.5 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 98,000 shares of Zoltek common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 34,370 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.7 million and will be accreted to the debt’s face value over the life of the convertible debentures.

Fiscal 2005 Financing Activity
     During the quarter ended March 31, 2005, certain investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock which was recorded into equity. The Company also recorded into equity at the time of conversion the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company wrote off the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.
     In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4% which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company’s statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.
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

     Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
CONVERTIBLE DEBT ISSUANCES FISCAL 2003 THROUGH FISCAL 2007

	FEBRUARY	JANUARY	MARCH	OCTOBER	FEBRUARY	SEPTEMBER
	2003 (1)	2004	2004	2004	2005	2005 (1)
Amount of debenture (millions)	$8.1	$7.0	$5.75	$20.0	$20.0	$5.0
Per share conversion price on debenture	$3.25	$5.40	$6.25	$12.00	$20.00	$12.50
Interest rate	7.0%	6.0%	6.0%	7.0%	7.5%	7.5%
Term of debenture	60 months	30 months	30 months	42 months	42 months	42 months
Warrants issued	405,000	323,995	230,000	500,000	457,142	140,000
Term of warrants	60 months	48 months	48 months	72 months	48 months	60 months
Per share exercise price of warrants	$5.00	$5.40	$7.50	$13.00	$17.50	$14.50
Fair value per warrant at issuance	$0.93	$2.27	$5.43	$6.02	$10.47	$9.34
Value per share conversion feature at issuance	$3.11	$1.78	$5.06	$4.31	$10.47	$9.91
Stock price on date of agreement	$1.58	$5.40	$9.53	$9.60	$16.68	$13.15
Stock volatility at issuance	100%	50%	61%	75%	84%	205%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	3.0%	2.78%	2.44%	3.71%	3.46%	4.25%
Converted	Yes	Yes	Yes	Yes	Yes	Yes
Warrants exercised	Yes	Yes	Yes	Yes	Yes	Yes

	DECEMBER	FEBRUARY	MAY	JULY	OCTOBER
	2005 (1)	2006 (1)	2006 (1)	2006 (1)	2006 (1)
Amount of debenture (millions)	$15.0	$10.0	$20.0	$2.5	$7.5
Per share conversion price on debenture	$12.5	$13.07	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months	42 months	42 months
Warrants issued	420,000	267,789	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months	60 months	60 months
Per share exercise price of warrants	$14.50	$15.16	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$5.92	$10.56	$26.03	$23.89	$22.13
Value per share conversion feature at issuance	$10.72	$10.20	$18.80	$19.21	$19.57
Stock price on date of agreement	$8.80	$13.99	$32.25	$29.28	$26.81
Stock volatility at issuance	96%	99%	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.28%	4.28%	4.88%	4.88%	4.65%
Converted	Yes	Yes	Partial	No	No
Warrants exercised	Yes	Yes	No	No	Partial

(1)	The warrants issued in connection with the February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features do not require derivative accounting. The September 2005, February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

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
     As of September 30, 2007, all such convertible notes and warrants have been exercised. See table below for impact on the results for fiscal years ended September 30, 2007, 2006 and 2005 (amounts in thousands).

	FISCAL YEAR ENDED SEPTEMBER 30, 2007
			CONVERSION
	WARRANTS		FEATURES	TOTAL
January 2004 issuance — mark to market	$	(314)	$—	$(314)

Loss on value of warrants and conversion feature		$(314)	$—	$(314)

	FISCAL YEAR ENDED SEPTEMBER 30, 2006
		CONVERSION
	WARRANTS	FEATURES	TOTAL
January 2004 issuance — mark to market	$(1,413)	$—	$(1,413)
March 2004 issuance — mark to market	(730)	—	(730)
October 2004 issuance — mark to market	(2,902)	(5,671)	(8,573)
February 2005 issuance — mark to market	(1,788)	(16,799)	(18,587)

Loss on value of warrants and conversion feature	$(6,833)	$(22,470)	$(29,303)

	FISCAL YEAR ENDED SEPTEMBER 30, 2005
		CONVERSION
	WARRANTS	FEATURES	TOTAL
January 2004 issuance — mark to market	$(1,083)	$(8,164)	$(9,247)
February 2004 issuance — mark to market	(775)	(5,684)	(6,459)
October 2004 issuance — mark to market	(2,025)	(3,958)	(5,983)
February 2005 issuance — mark to market	1,172	3,943	5,115

Loss on value of warrants and conversion feature	$(2,711)	$(13,863)	$(16,574)

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
     The February 2005, February 2006, May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the Company’s market price of common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security is converted prior to the redemption date, the unamortized balance is recorded in expense at the time of conversion. During the third quarter of fiscal 2006, the February 2005 issuance, which had a beneficial conversion feature, was converted and the Company recorded an expense $5.0 million for the unamortized portion on the beneficial conversion feature which is included in amortization of financing fees and debt discount in the statement of operations.
     See the table below for impact of amortization of financing fees and debt discount on the financial results for the fiscal years 2007, 2006 and 2005 (amounts in thousands).

	FISCAL YEAR ENDED SEPTEMBER 30, 2007
		CONVERSION
	WARRANTS	FEATURES	TOTAL
September 2005 issuance	$158	$—	$158
December 2005 issuance	285	—	285
February 2006 issuance	1,830	1,882	3,712
May 2006 issuance	1,560	2,302	3,862
July 2006 issuance	113	138	251
October 2006 issuance	235	269	504

	$4,181	$4,591	$8,772

Deferred financing costs			999

Total			$9,771

	FISCAL YEAR ENDED SEPTEMBER 30, 2006
		CONVERSION
	WARRANTS	FEATURES	TOTAL
October 2004 issuance	$204	$400	$604
February 2005 issuance	834	7,830	8,664
September 2005 issuance	906	—	906
December 2005 issuance	548	—	548
February 2006 issuance	312	694	1,006
May 2006 issuance	3,524	332	3,856
July 2006 issuance	28	34	62

	$6,356	$9,290	$15,646

Deferred financing costs			886

Total			$16,532

	FISCAL YEAR ENDED SEPTEMBER 30, 2005
		CONVERSION
	WARRANTS	FEATURES	TOTAL
January 2004 issuance	$458	$—	$458
March 2004 issuance	863	—	863
October 2004 issuance	973	1,902	2,875
February 2005 issuance	850	1,892	2,742

	$3,144	$3,794	$6,938

Deferred financing costs			1,531

Total			$8,469

     The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

	SEPTEMBER 30, 2007
		CONVERSION
	WARRANTS	FEATURES	TOTAL
May 2006 issuance	4,728	6,981	11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	15,255

Debt acquisition cost and financing fees			985

Total			$16,240

	SEPTEMBER 30, 2006
		CONVERSION
	WARRANTS	FEATURES	TOTAL
September 2005 issuance	$1,003	$—	$1,003
December 2005 issuance	1,894	—	1,894
February 2006 issuance	2,278	2,343	4,621
May 2006 issuance	6,899	10,187	17,086
July 2006 issuance	791	952	1,743

	$12,865	$13,482	26,347

Debt acquisition cost and financing fees			1,582

Total			$27,929

Earnings Per Share
     In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at September 30, 2007 and 2006 which are not included in the determination of diluted loss per share for the fiscal year ended September 30, 2007 and 2006 because the shares are anti-dilutive. Had these securities been dilutive, an additional 1.4 million and 4.3 million shares would have been included in the Company’s diluted loss per share calculation.
Legal Contingencies
     Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of September 30, 2007, the Company has established an accrual for legal liabilities of $24.5 million.
     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of September 30, 2007, the Company’s accrual with respect to this matter has been reduced to $18.6 million due to litigation cost incurred during the fourth quarter. In November 2007, SP Systems purported to terminate the Supply Agreement. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.
     In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming $2.5 million in cash and approximately 92,000 warrants. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not made payments of any portion of this obligation or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual to $5.9 million. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of 92,000 warrants valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price. The Company expects to adjust the recorded liability for this potential warrant issuance as the Company’s stock price increases or decreases. These charges or income could be material. If negotiations for settlement of this case are unsuccessful, this matter could have a material adverse effect on our results of operations, financial condition or cash flow.
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
CRITICAL ACCOUNTING ESTIMATES
     Certain of our accounting policies require our management to make difficult, subjective or complex judgments. All of the Company’s accounting policies are in compliance with U.S. generally accepted accounting principles (“GAAP”). The Company considers the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows:
ACCOUNTS RECEIVABLE COLLECTIBILITY
     The Company evaluates the collectibility of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivables was $0.4 million for 2007, $0.3 million for 2006 and $0.7 million for 2005.
INVENTORIES
     The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand, if any, are reserved. Remaining inventory balances are adjusted to approximate the lower of cost on a first-in, first-out basis or market value. Cost includes material, labor and overhead. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales (excluding available unused capacity costs) on the Company’s statement of operations in the period in which the revision is made.
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
VALUATION OF LONG-LIVED ASSETS
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. In determining expected future undiscounted cash flows attributable to a long-lived asset or a group of long-lived assets, the Company must make certain judgments and estimations including the expected market conditions and demand for products produced by the assets, expected product pricing assumptions, and assumptions related to the expected costs to operate the assets. It is possible that actual future cash flows related to the Company’s long-lived assets may materially differ from the Company’s determination of expected future undiscounted cash flows. Additionally, if the Company’s expected future undiscounted cash flows were less than the carrying amount of the asset being analyzed, it would be necessary for the Company to make significant judgments regarding the fair value of the asset due to the specialized nature of much of the Company’s carbon fiber production equipment in order to determine the amount of the impairment charge.

CONTINGENT LIABILITIES
     The Company is subject to lawsuits, investigations and other claims related to employment, environmental, service providers, supply agreements, taxing authorities and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves and disclosures required, if any, for these contingencies is made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated.
     Our contingent liabilities contain uncertainties because the eventual outcome will result from future events, and determination of current reserves requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law and assessments of the amount of damages, and the effectiveness of strategies or other factors beyond our control. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.
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
STOCK-BASED COMPENSATION
     On October 1, 2005, the Company adopted the provisions of SFAS No. 123-R “Share-Based Payment” using the modified prospective method. SFAS No. 123-R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-R, the Company recognized compensation cost for all share-based payments granted after October 1, 2005, plus any awards granted to employees prior to October 1, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company’s stock back to November 2003, the date the Company received its first large order for carbon fibers, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company’s stock volatility.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to the Company’s Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company’s current debt is at fixed rates. At September 30, 2007, the Company did not have any interest rate swap agreements outstanding.
     The Company views as long-term its investment in Zoltek Zrt., which has a functional currency other than the U.S. dollar. As a result, Zoltek Zrt. is exposed to foreign currency risks related to this investment. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt. In terms of foreign currency translation risk, the Company is exposed to Zoltek Rt.’s functional currency, which is the Hungarian Forint. Hungary is not considered to be a highly inflationary or deflationary economy. As of September 30, 2007, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $107.4 million. The Company does not expect the loan to be repaid in the near future. In fact the Company expects the loan to increase as the Company continues to invest in the expansion of its carbon fiber operations at its Hungarian facility. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the Hungarian Forint.
     In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock;” which requires the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which was $0.9 million at September 30, 2006. All such derivative financial instruments have been fully exercised or converted as of September 30, 2007. Any unrealized changes, which is an inverse relation to changes in the Company’s stock price, in the values of these embedded derivatives are reflected in the consolidated statement of operations as “Gain (Loss) on value of warrants and conversion feature.” Since these gains and loss are non-cash in nature the Company does not expect to employ a type of hedging strategy related to these transactions.

Item 8. Financial Statements and Supplementary Data
ZOLTEK COMPANIES, INC.
REPORT OF MANAGEMENT
Management of Zoltek Companies, Inc. is responsible for the preparation and integrity of the Company’s financial statements. These statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management fairly present the Company’s financial position, results of operations, and cash flow.
The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, as amended, the Company’s Chief Executive Officer and Chief Financial Officer concluded that various material weaknesses existed as of September 30, 2007.
The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management and the Independent Registered Public Accounting Firm to discuss audit and financial reporting matters. To ensure independence, Grant Thornton LLP has direct access to the Audit Committee.
The Reports of Grant Thornton LLP and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with the Standards of the Public Company Accounting Oversight Board (United States). These standards include consideration of internal control over financial reporting controls for the purpose of determining the nature, timing, and extent of auditing procedures necessary for expressing their opinion on the financial statements.

/s/ Zsolt Rumy
Zsolt Rumy
Chief Executive Officer
December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Zoltek Companies, Inc.
We have audited the accompanying consolidated balance sheet of Zoltek Companies, Inc. (a Missouri corporation) and its subsidiaries as of September 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoltek Companies, Inc. and its subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented to comply with SEC reporting requirements and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zoltek Companies, Inc.’s and subsidiaries internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 7, 2007 expressed an adverse opinion due to the identification and disclosure of material weaknesses.

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Zoltek Companies, Inc.
We have audited Zoltek Companies, Inc,’s (the “Company”) (a Missouri corporation) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zoltek Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Zoltek Companies, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not maintain effective entity level controls and procedures to prevent certain accounting entries from being recorded prior to formal documentation of the arrangements being obtained. Specifically, the Company lacked effective policies and procedures for the review and recognition of revenue associated with certain sales contracts and the accurate recording of that revenue. Additionally, the Company lacked effective policies and procedures to insure use of an appropriate measurement date for the valuation of certain share-based payments. These deficiencies resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

•	The Company did not maintain effective policies and procedures related to the assessment of reserves for possible liability arising from certain litigation matters. These deficiencies resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Zoltek Companies, Inc. has not maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoltek Companies, Inc. and its subsidiaries as of September 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated December 7, 2007, which expressed and unqualified opinion on those financial statements.
We do not express an opinion on any other form of assurance on management’s discussion of the remediation of material weakness in internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Zoltek Companies, Inc.:
In our opinion, the consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the two years in the period ended September 30, 2006 present fairly, in all material respects, the financial position of Zoltek Companies, Inc. and its subsidiaries at September 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
December 27, 2006

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$121,761	$10,802
Restricted cash	13,815	6,634
Accounts receivable, less allowance for doubtful accounts of $729 and $718, respectively	37,495	17,009
Inventories, net	27,941	21,721
Other current assets	10,858	6,915

Total current assets	211,870	63,081
Property, plant and equipment, net	188,801	122,284
Other assets	2,928	2,319

Total assets	$403,599	$187,684

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$13,813	$1,365
Trade accounts payable	17,253	11,935
Legal liabilities	24,543	23,725
Accrued expenses and other liabilities	8,305	6,014

Total current liabilities	63,914	43,039

Hungarian grant, long-term	7,969	—
Deferred Tax Liabilities	4,046	—
Value of warrants and beneficial conversion feature associated with convertible debt obligations	—	903
Other long-term liabilities	52	79
Long-term debt, less current maturities	6,851	32,002

Total liabilities	82,832	76,023

Commitments and Contigencies (see Note 8)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 33,653,735 and 25,652,982 shares issued and outstanding in 2007 and 2006, respectively	337	258
Additional paid-in capital	476,205	287,299
Accumulated other comprehensive income (loss)	8,249	(14,389)
Accumulated deficit	(164,024)	(161,507)

Total shareholders’ equity	320,767	111,661

Total liabilities and shareholders’ equity	$403,599	$187,684

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended September 30,
	2007		2006	2005
Net sales		$150,880	$92,357	$55,377
Cost of sales, excluding available unused capacity costs		107,506	69,994	52,809
Available unused capacity costs		—	—	2,347
Application and development costs		7,230	4,887	3,324
Litigation charge (see Note 8)		5,400	22,795	—
Selling, general and administrative expenses		12,635	10,356	4,523

Operating income (loss) from continuing operations		18,109	(15,675)	(7,626)
Other income (expense):
Interest expense, excluding amortization of financing fees, debt discount and beneficial conversion feature		(2,346)	(2,645)	(2,960)
Warrant issue expense		(6,362)	—	—
Amortization of financing fees and debt discount		(9,771)	(16,532)	(8,469)
Loss on value of warrants and beneficial conversion feature		(314)	(29,303)	(16,574)
Interest income		1,829	281	2
Other, net		(1,131)	(1,003)	(1,876)

Income (loss) from continuing operations before income taxes		14	(64,877)	(37,503)
Income tax expense		1,986	888	708

Net loss from continuing operations		(1,972)	(65,765)	(38,211)

Discontinued operations:
Operating loss, net of taxes		(545)	(187)	(2,182)
Gain on disposal of discontinued operation, net of taxes		—	150	—

Net loss on discontinued operations, net of taxes		(545)	(37)	(2,182)

Net loss		$(2,517)	$(65,802)	$(40,393)

Net loss per share:
Basic and diluted loss per share:
Continuing operations	$	(0.07)	$(2.91)	$(2.12)
Discontinued operations		(0.02)	(0.00)	(0.12)

Total		$(0.09)	$(2.91)	$(2.24)

Weighted average common shares outstanding — basic and diluted		28,539	22,575	18,050
The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Total Share-		Additional	Accumulated Other
	holders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	Income (Loss)	Deficit

Balance, September 30, 2004	$44,230	$163	$109,524	$(10,145)	$(55,312)

Net loss	(40,393)				(40,393)
Foreign currency translation adjustment	(2,676)			(2,676)

Comprehensive loss	(43,069)

Value of warrants and conversion feature at time of conversion	26,845		26,845
Unamortized value of convertible debt discount at time of conversion	(5,463)		(5,463)
Warrants exercised	2,525	3	2,522
Value of warrants and beneficial conversion feature issued with convertible debt	2,303		2,303
Convertible debt converted	13,161	22	13,139
Interest paid in stock	92		92
Issuance cost related to convertible debt conversions	(401)		(401)
Exercise of stock options	422	1	421

Balance, September 30, 2005	40,645	189	148,982	(12,821)	(95,705)

Net loss	(65,802)				(65,802)

Foreign currency translation adjustment	(1,568)			(1,568)

Comprehensive loss	(67,370)

Value of warrants and conversion feature at time of conversion	57,451		57,451
Unamortized value of convertible debt discount at time of conversion	(10,165)		(10,165)
Warrants exercised	10,456	17	10,439
Value of warrants and beneficial conversion feature issued with convertible debt	30,992		30,992
Convertible debt converted	47,308	47	47,261
Issuance cost related to convertible debt conversions	(1,403)		(1,403)
Stock option awards	969		969
Exercise of stock options	2,778	5	2,773

Balance, September 30, 2006	$111,661	258	287,299	(14,389)	(161,507)

Net loss	(2,517)				(2,517)
Foreign currency translation adjustment	22,638			22,638

Comprehensive income	20,121

Convertible debt converted	34,497	30	34,467
Unamortized value of convertible debt discount at time of conversion	(2,785)		(2,785)
Warrants exercised	12,405	9	12,396
Warrants issued in December 2006	6,362		6,362
Value of warrants related to January 2004 issuance	1,218		1,218
Issuance cost related to convertible debt conversions	2,796		2,796
Interest paid in stock	322		322
Stock option awards	1,253		1,253
Exercise of stock options	1,392	1	1,392
Secondary offering funds received, less issue costs of $760	131,525	39	131,486

Balance, September 30, 2007	$320,767	$337	$476,205	$8,249	$(164,024)

The accompanying notes are an integral part of the consolidated financial statements

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(2,517)	$(65,802)	$(40,393)
Net loss from discontinued operations	545	37	2,182

Net income (loss) from continuing operations	(1,972)	(65,765)	(38,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,205	5,853	5,142
Warrant issue expense	6,362	—	—
Amortization of financing fees, debt discount and beneficial conversion feature	9,771	16,532	8,469
Loss on value of warrants and beneficial conversion feature	314	29,303	16,574
Foreign currency transaction losses	606	—	—
Deferred taxes	828	—	—
Share based compensation expense	1,253	969	—
Other, net	—	—	117
Changes in assets and liabilities:
Increase in accounts receivable	(18,320)	(6,772)	(1,276)
(Increase) decrease in inventories	(5,388)	2,318	(10)
Increase in prepaid expenses and other assets	(725)	(3,686)	(793)
Increase in trade accounts payable	3,224	658	2,828
Decrease (increase) in accrued expenses and other liabilities	(278)	1,922	207
Increase in legal liabilities	818	21,948	138
Increase (decrease) in other long-term liabilities	171	(25)	(366)

Net cash provided by (used in) continuing operations	5,869	3,255	(7,595)
Net cash provided by (used in) discontinued operations	1,010	(450)	(1,505)

Net cash provided by (used in) operating activities	6,879	(2,805)	(9,100)

Cash flows from investing activities:
Purchases of property, plant and equipment	(53,412)	(40,795)	(14,765)
Change in cash restricted for letters of credit	(7,181)	(6,634)	—
Proceeds from sale of property and equipment	—	—	1
Proceeds from Hungarian Government grant	9,435	—	—

Net cash used in continuing operations	(51,158)	(47,429)	(14,764)
Net cash used in discontinued operations	—	(11)	(26)

Net cash used in investing activities	(51,158)	(47,440)	(14,790)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	13,797	13,234	2,947
Payment of issue costs related to secondary stock offering	(760)	—	—
Proceeds from secondary stock offering	132,284	—	—
Proceeds from issuance of convertible debt	7,495	47,505	45,000
Payment of financing fees	(900)	(1,541)	(1,693)
Repayment of notes payable and long-term debt	3,538	(3,744)	(22,349)

Net cash provided by financing activities	155,454	55,454	23,905

Effect of exchange rate changes on cash and cash equivalents	(216)	(272)	(26)

Net increase (decrease) in cash and cash equivalents	110,959	10,547	(12)
Cash and cash equivalents at beginning of year	10,802	255	267

Cash and cash equivalents at end of year	$121,761	$10,802	$255

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$3,856	$3,793	$3,679
Income taxes	—	888	708
Non-cash conversion of convertible securities	34,497	47,308	13,161

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
     Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., and Engineering Technology Corporation (“Entec Composite Machines”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States.
USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.
REVENUE RECOGNITION
     Sales transactions are initiated through customer purchase orders or sales agreements which may include fixed pricing terms. The Company recognizes sales for manufactured products on the date title to the product transfers to the customer, which is either the shipping date or the date consumed by the customer if sold on consignment. Revenues generated by Entec Composite Machines are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date which include change orders, revisions to estimates and provisions for anticipated losses on contracts. Entec Composite Machines reported revenue of $3.9 million, $4.1 million and $3.9 million for fiscal 2007, 2006 and 2005. Revenues are reported net of any value-added tax or other such tax assessed by a governmental authority on our revenue-producing activities.
ACCOUNTS RECEIVABLE
     The Company reviews its accounts receivable balance on a quarterly basis to identify any specific customers for collectibility issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations. The Company evaluates the collectibility of our accounts receivable for each of our segments based on a combination of factors. We estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivables was $0.4 million for 2007, $0.3 million for 2006 and $0.7 million for 2005.
CONCENTRATION OF CREDIT RISK
     Zoltek’s carbon fiber products are primarily sold to customers in the composite industry and its technical fibers are primarily sold to customers in the aerospace industries. Entec Composite Machines’ products are primarily sold in the composite industry. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.
     In the fiscal years ended September 30, 2007, 2006 and 2005, we reported sales of $49.9 million, $19.0 million and $9.0 million, respectively, and a related open account receivable balance of $13.9 million and $2.7 million as of September 30, 2007 and 2006, respectively, to a wind turbine manufacturer. The Company reported sales of $25.1 million, $11.7 million and $3.1 million to a European manufacturer of prepreg material as of September 30, 2007, 2006 and 2005, respectively. These were the only customers that represented greater than 10% of consolidated net sales.
CASH AND CASH EQUIVALENTS
     Cash equivalents, include certificates of deposit and overnight repurchase agreements, all of which have initial maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company places its temporary cash investments with high credit quality financial institutions, however, at times such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $100,000 for U.S. banks. The Company has invested all unallocated funds received from its August equity offering into money market accounts. As of September 30, 2007, the Company had $117.7 million cash in these money market accounts.
INVENTORIES
     Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.6 million and $1.3 million as of September 30, 2007 and 2006, respectively, to reduce the carrying value of inventories to a net realizable value. No material increases to the reserve were required in the current year. The reserves were established primarily due to industry overcapacity conditions for certain carbon fiber products in prior years.

PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures to improve the asset or extend the useful life are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. The Company capitalized interest of $5.3 million, $3.1 million and $1.2 million during fiscal 2007, 2006 and 2005, respectively. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.
     The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

Buildings and improvements	10 to 30 years
Machinery and equipment	3 to 20 years
Furniture and fixtures	7 to 10 years
Computer hardware and software	2 to 5 years
     Depreciation expense was $9.2 million, $5.9 million, and $5.1 million for fiscal years ended 2007, 2006 and 2005, respectively.
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges for long-lived assets were recorded during fiscal 2007, 2006 and 2005.
FOREIGN CURRENCY TRANSLATION
     The consolidated balance sheet of the Company’s international subsidiary, Zoltek Rt., was translated from Hungarian Forints to U.S. Dollars at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Rt. are included in the results of operations in other expenses. The Hungarian Forint strengthened by 18.3% against the US dollar during fiscal 2007. Hungarian non-intercompany assets net of non-intercompany liabilities were approximately $153 million as of September 30, 2007.
FINANCIAL INSTRUMENTS
     The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2007 and 2006.
     The Company has debt obligations that bear interest at a variable rate. The carrying value of debt with a variable rate approximated its fair value at September 30, 2007 and 2006.
     In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounted for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which was zero and $0.9 million at September 30, 2007 and 2006, respectively.
APPLICATION AND DEVELOPMENT EXPENSES
     The Company is actively pursuing the development of a number of applications for the use of its carbon fibers and related products. The Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $7.2 million, $4.9 million and $3.3 million for the years ended September 30, 2007, 2006 and 2005, respectively. Application and development expenses are presented as an operating item on the Company’s consolidated statement of operations. Given the Company’s position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses will be incurred in future periods.

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
EARNINGS PER SHARE
     In accordance with SFAS No. 128, “Earnings per Share,” the Company calculates diluted earnings per share including the impact of the Company’s potential stock equivalents. The Company has outstanding stock options, warrants and convertible debt at September 30, 2007 and 2006, which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 1.4 million shares for fiscal 2007, 4.3 million shares for fiscal 2006 and 6.6 million shares for fiscal 2005 would have been included in the Company’s diluted earnings per share calculation.
RECENT ACCOUNTING PRONOUNCEMENTS
     FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement wil have an immaterial impact on the Company’s financial statements in future periods.
     FASB statement No. 141 (R) “Business Combinations” was issued December of 2007. This Statement established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.
     FASB statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115”, was issued February of 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The guidance will become effective as of the beginning of a company’s fiscal year beginning after November 15, 2007. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.
     In July 2006, the FASB released its final interpretation on uncertain tax positions, FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain income tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also introduces a number of new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of October 1, 2007, as required. The Company has performed preliminary calculations and continues to evaluate the potential impact of adoption to retained earnings.
     In September 2006, the SEC issued Staff Accounting Bulletin 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is to become effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of September 30, 2007. The adoption of this bulletin did not have a material impact on its financial position and results of operations.
     FASB statement No. 157 “Fair Value Measurements” issued in September of 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.
2. FINANCING TRANSACTIONS
Fiscal 2007 Financing Activity
     During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of securities with an aggregate public offering price of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. The registration statement provides that the Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. In August 2007, the Company completed a public offering of 3,615,000 shares of Common Stock (excluding 385,000 shares sold by certain selling shareholders) and realized net proceeds of approximately $131.5 million.
Bond Related to SP Systems Case
     On April 12, 2007, the Company reported the results of various post-trial motions in ongoing litigation against its Zoltek Corporation subsidiary brought by SP Systems (see Note 4). The Company posted a supersedeas bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of September 30, 2007, the letter of credit is collateralized by certain U.S. real estate of the Company and $13.5 million of restricted cash. During the fourth quarter of fiscal 2007, the Company repaid a $10 million loan to its Chief Executive Officer which had previously been used to collateralize a letter of credit in connection with a litigation appeal bond. During the first quarter of fiscal 2008, the letter of credit was no longer collateralized by the U.S. real estate, but by $23.5 million of cash on hand
     To increase available funding for the posting of the bond, in December 2006, the Company entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company issued the investors warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share. The Company recorded the entire fair value of these new warrants, $6.4 million, as a non-cash charge during the first quarter of fiscal 2007. The fair value was calculated based on the warrants’ expected life of three years, the Company’s stock price of $20.20 at the date of issuance, a risk-free interest rate of 4.65% and a stock volatility of 67% at the date of issuance.
Revolving Credit Facility
     In December 2006, the Company extended its existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2007 totaled $7.3 million. The amendment also provides that the letter of credit previously collateralized by the Company’s cash and cash equivalents and presented as restricted cash in the Company’s consolidated balance sheet as of September 30, 2006 will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of September 30, 2007, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank. The Company intends to extend its existing line of credit before its expiration on January 1, 2008. Based on the history of relationships with its bank and its current liquidity position, the Company does not expect any difficulty with extending its line of credit beyond the expiration date.
Hungarian Grant
     The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $16.4 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. During fiscal 2007, Zoltek’s Hungarian subsidiary received approximately $9.4 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense.
     The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of 21.7 billion HUF (approximately $122.6 million); fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
Convertible Debt
Fiscal 2007 Activity
     On August 14, 2007, the Company completed a public offering of 4,000,000 shares of common stock, par value $0.01 per share at $38.76 per share, less underwriting discounts. In the offering, 3,615,000 shares were sold by the Company and 385,000 shares were sold by the selling shareholders. The Company recorded the proceeds of $131.5 million, net of $0.8 million deal costs, as an increase to shareholders’ equity. The Company did not receive any of the proceeds from the sale of common stock by the selling shareholders.
     During fiscal 2007, certain investors converted an aggregate of $6.5 million aggregate principal and interest on convertible debt privately placed in the May 2006 and February 2003 issuances into 920,391 shares of common stock at conversion prices of $25.51 and $3.50 per share, respectively, which was recorded into shareholders’ equity as of September 30, 2007. The Company recorded a non-cash charge of $2.8 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt. Investors also converted during fiscal 2007 an aggregate of $28.3 million principal and interest on convertible debt privately placed in the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock at conversion prices of $12.50, $12.50 and $13.07 per share, respectively, which was recorded into shareholders’ equity. The Company recorded a non-cash charge of $3.3 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.
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
     The terms of repayment for each convertible debt issuance in May 2006, July 2006 and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. As of September 30, 2007, the stock price was above the conversion price for all issuances. Therefore, the Company does not anticipate that any of its lenders will demand cash repayment in the near future. Additionally, the May 2006, July 2006 and October 2006 issuances allow the Company to require conversion if the price of the Company’s stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares.

Fiscal 2006 Financing Activity
     During the fiscal year ended September 30, 2006, certain investors converted $47.3 million principal and interest amount of the convertible debt privately placed in the February 2003, October 2004, February 2005 and September 2005 issuances into 4,738,486 shares of common stock, which was recorded into equity. The Company also recorded into equity the fair market value of the conversion feature at the time of conversion of the debt issued in the October 2004 and February 2005 issuances, which was valued at $57.5 million and offset by a reduction to equity of $10.2 million for the unamortized portion of the debt discount. Also, at the time of conversion, the Company reclassified the unamortized deferred financing cost of $1.4 million related to these issuances into additional paid-in capital. The February 2005 issuance also had a beneficial conversion feature, of which $6.8 million was unamortized at the time of conversion and was recorded as an expense into amortization of financing fees and debt discount. Subsequent to these conversions, the October 2004 and February 2005 issuances have been fully converted into the Company’s common stock.
     In September 2005, Zoltek entered into an agreement for a new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company’s planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
     The closing on September 30, 2005 included a draw down of $5.0 million. The borrowing matures 42 months from the closing date and bears interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The debentures are convertible into Zoltek common stock of 400,000 shares at a conversion price of $12.50 per share. The debentures were issued with five-year warrants that give holders the right to purchase up to 140,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.0 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     In December 2005, the Company issued convertible debentures in the aggregate principal amount of $15.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into Zoltek 1,200,000 shares of common stock at a conversion price of $12.50 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 420,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.9 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     In February 2006, the Company issued convertible debentures in the aggregate principal amount of $10.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 765,110 shares of Zoltek common stock at a conversion price of $15.16 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 267,789 shares of Zoltek common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $4.6 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     In May 2006, the Company issued convertible debentures in the aggregate principal amount of $20 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 784,006 shares of Zoltek common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 274,406 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $17.1 million and will be accreted to the debt’s face value over the life of the convertible debentures.
     In July 2006, the Company issued convertible debentures in the aggregate principal amount of $2.5 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. However, after 18 months, the interest rate will be LIBOR plus 4% per annum. The convertible debentures are convertible into 98,000 shares of Zoltek common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 34,370 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.7 million and will be accreted to the debt’s face value over the life of the convertible debentures.

Fiscal 2005 Financing Activity
     During the quarter ended March 31, 2005, certain investors converted $13.0 million of convertible debt issued in the January and March 2004 transaction into 2,230,011 shares of common stock which was recorded into equity. The Company also recorded into equity at the time of conversion the fair market value of the conversion feature at the time of conversion of the debt issued in the January and March 2004 issuances, which was valued at $24.5 million which was offset by a reduction to equity of $5.5 million for the unamortized portion of the debt discount. Also, at the time of conversion the Company wrote off the unamortized deferred financing cost of $0.4 million related to these issuances into additional paid-in capital.
     In February 2005, the Company issued convertible debentures in the aggregate principal amount of $20.0 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a variable rate of six-month LIBOR plus 4% which was 7.5% at March 2005, and are presently convertible into 1,000,000 shares of common stock at a conversion price of $20.00 per share. The Company also issued to the investors four-year warrants to purchase an aggregate of 457,142 shares of common stock of the Company at an exercise price of $17.50 per share. The fair value of the debt discount associated with the warrants and conversion feature of the debt at the time of issuance was $15.3 million and will be amortized over the life of the convertible debt. Proceeds from issuance of these convertible debentures were used to repay mortgage debt of $6.0 million and the balance to expand the capacity of carbon fiber operations to meet demand. The repayment of the $6.0 million mortgage note had a stated maturity of three years and bore interest at a rate of LIBOR plus 11% with a LIBOR floor of 2%. The Company paid a prepayment fee of $0.3 million, which was expensed to the Company’s statement of operations at the repayment date. The Company also wrote off the unamortized amount of the deferred financing cost related to the original issuances of the note of $0.4 million.
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

     Each issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:

CONVERTIBLE DEBT ISSUANCES FISCAL 2003 THROUGH FISCAL 2007
	FEBRUARY	JANUARY	MARCH	OCTOBER	FEBRUARY	SEPTEMBER
	2003 (1)	2004	2004	2004	2005	2005 (1)
Amount of debenture (millions)	$8.1	$7.0	$5.75	$20.0	$20.0	$5.0
Per share conversion price on debenture	$3.25	$5.40	$6.25	$12.00	$20.00	$12.50
Interest rate	7.0%	6.0%	6.0%	7.0%	7.5%	7.5%
Term of debenture	60 months	30 months	30 months	42 months	42 months	42 months
Warrants issued	405,000	323,995	230,000	500,000	457,142	140,000
Term of warrants	60 months	48 months	48 months	72 months	48 months	60 months
Per share exercise price of warrants	$5.00	$5.40	$7.50	$13.00	$17.50	$14.50
Fair value per warrant at issuance	$0.93	$2.27	$5.43	$6.02	$10.47	$9.34
Value per share conversion feature at issuance	$3.11	$1.78	$5.06	$4.31	$10.47	$9.91
Stock price on date of agreement	$1.58	$5.40	$9.53	$9.60	$16.68	$13.15
Stock volatility at issuance	100%	50%	61%	75%	84%	205%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	3.0%	2.78%	2.44%	3.71%	3.46%	4.25%
Converted	Yes	Yes	Yes	Yes	Yes	Yes
Warrants exercised	Yes	Yes	Yes	Yes	Yes	Yes

	DECEMBER	FEBRUARY	MAY	JULY	OCTOBER
	2005 (1)	2006 (1)	2006 (1)	2006 (1)	2006 (1)
Amount of debenture (millions)	$15.0	$10.0	$20.0	$2.5	$7.5
Per share conversion price on debenture	$12.5	$13.07	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months	42 months	42 months
Warrants issued	420,000	267,789	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months	60 months	60 months
Per share exercise price of warrants	$14.50	$15.16	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$5.92	$10.56	$26.03	$23.89	$22.13
Value per share conversion feature at issuance	$10.72	$10.20	$18.80	$19.21	$19.57
Stock price on date of agreement	$8.80	$13.99	$32.25	$29.28	$26.81
Stock volatility at issuance	96%	99%	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.28%	4.28%	4.88%	4.88%	4.65%
Converted	Yes	Yes	Partial	No	No
Warrants exercised	Yes	Yes	No	No	Partial

(1)	The warrants issued in connection with the February 2003, September 2005, December 2005, February 2006, May 2006, July 2006 and October 2006 convertible issuances meet the criteria of EITF 00-19 for equity classification, as they do not contain similar registration rights obligations with respect to the underlying shares. Accordingly, the conversion features do not require derivative accounting. The September 2005, February 2006, May 2006, July 2006 and October 2006 issuances do have a beneficial conversion feature; however, the February 2003 and December 2005 issuances have no beneficial conversion feature.

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
     As of September 30, 2007, all such convertible notes and warrants have been exercised. See table below for impact on the results for fiscal years ended September 30, 2007, 2006 and 2005 (amounts in thousands).

	FISCAL YEAR ENDED SEPTEMBER 30, 2007
			CONVERSION
	WARRANTS		FEATURES	TOTAL
January 2004 issuance — mark to market	$	(314)	$—	$(314)

Loss on value of warrants and conversion feature		$(314)	$—	$(314)

	FISCAL YEAR ENDED SEPTEMBER 30, 2006
		CONVERSION
	WARRANTS	FEATURES	TOTAL
January 2004 issuance — mark to market	$(1,413)	$—	$(1,413)
March 2004 issuance — mark to market	(730)	—	(730)
October 2004 issuance — mark to market	(2,902)	(5,671)	(8,573)
February 2005 issuance — mark to market	(1,788)	(16,799)	(18,587)

Loss on value of warrants and conversion feature	$(6,833)	$(22,470)	$(29,303)

	FISCAL YEAR ENDED SEPTEMBER 30, 2005
		CONVERSION
	WARRANTS	FEATURES	TOTAL
January 2004 issuance — mark to market	$(1,083)	$(8,164)	$(9,247)
February 2004 issuance — mark to market	(775)	(5,684)	(6,459)
October 2004 issuance — mark to market	(2,025)	(3,958)	(5,983)
February 2005 issuance — mark to market	1,172	3,943	5,115

Loss on value of warrants and conversion feature	$(2,711)	$(13,863)	$(16,574)

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
     The February 2005, February 2006, May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the Company’s market price of common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security is converted prior to the redemption date, the unamortized balance is recorded in expense at the time of conversion. During the third quarter of fiscal 2006, the February 2005 issuance, which had a beneficial conversion feature, was converted and the Company recorded an expense $5.0 million for the unamortized portion on the beneficial conversion feature which is included in amortization of financing fees and debt discount in the statement of operations.
     See the table below for impact of amortization of financing fees and debt discount on the financial results for the fiscal years 2007, 2006 and 2005 (amounts in thousands).

	FISCAL YEAR ENDED SEPTEMBER 30, 2007
		CONVERSION
	WARRANTS	FEATURES	TOTAL
September 2005 issuance	$158	$—	$158
December 2005 issuance	285	—	285
February 2006 issuance	1,830	1,882	3,712
May 2006 issuance	1,560	2,302	3,862
July 2006 issuance	113	138	251
October 2006 issuance	235	269	504

	$4,181	$4,591	$8,772

Deferred financing costs			999

Total			$9,771

	FISCAL YEAR ENDED SEPTEMBER 30, 2006
		CONVERSION
	WARRANTS	FEATURES	TOTAL
October 2004 issuance	$204	$400	$604
February 2005 issuance	834	7,830	8,664
September 2005 issuance	906	—	906
December 2005 issuance	548	—	548
February 2006 issuance	312	694	1,006
May 2006 issuance	3,524	332	3,856
July 2006 issuance	28	34	62

	$6,356	$9,290	$15,646

Deferred financing costs			886

Total			$16,532

	FISCAL YEAR ENDED SEPTEMBER 30, 2005
		CONVERSION
	WARRANTS	FEATURES	TOTAL
January 2004 issuance	$458	$—	$458
March 2004 issuance	863	—	863
October 2004 issuance	973	1,902	2,875
February 2005 issuance	850	1,892	2,742

	$3,144	$3,794	$6,938

Deferred financing costs			1,531

Total			$8,469

The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

	SEPTEMBER 30, 2007
		CONVERSION
	WARRANTS	FEATURES	TOTAL
May 2006 issuance	4,728	6,981	11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	15,255

Debt acquisition cost and financing fees			985

Total			$16,240

	SEPTEMBER 30, 2006
		CONVERSION
	WARRANTS	FEATURES	TOTAL
September 2005 issuance	$1,003	$—	$1,003
December 2005 issuance	1,894	—	1,894
February 2006 issuance	2,278	2,343	4,621
May 2006 issuance	6,899	10,187	17,086
July 2006 issuance	791	952	1,743

	$12,865	$13,482	26,347

Debt acquisition cost and financing fees			1,582

Total			$27,929

3. DISCONTINUED OPERATIONS
     During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue and exit certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. The discontinuation of the thermoplastic division was completed in October 2006. The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two divisions have been reclassified to discontinued operations. Previous to the Company’s 2006 Form 10-K filing, these businesses collectively comprised the Specialty Products segment and were disclosed as such. Certain information with respect to the discontinued operations for the fiscal years ended September 30, 2007, 2006 and 2005 is summarized as follows (amounts in thousands):

	2007	2006	2005
Net sales	$1,843	$4,964	$13,008
Cost of sales	2,220	4,369	11,424

Gross profit	(377)	595	1,584
Selling, general and administrative expenses	(144)	(383)	(3,735)

Gain (loss) from operations	(521)	212	(2,151)
Other loss	(24)	(399)	(31)

Net loss from operations	(545)	(187)	(2,182)
Gain (loss) on disposal of discontinued operations	—	150	—

Loss on discontinued operations	$(545)	$(37)	$(2,182)

4. INVENTORIES
     Inventories consist of the following (amounts in thousands):

	SEPTEMBER 30,
	2007	2006

Raw materials	$7,941	$5,737
Work-in-process	11,832	10,319
Finished goods	7,632	5,142
Supplies and other	536	523

	$27,941	21,721

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.6 million and $1.3 million as of September 30, 2007 and 2006, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to industry overcapacity for certain carbon fiber products in prior years.
5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (amounts in thousands):

	SEPTEMBER 30,
	2007	2006
Land	$2,265	$1,674
Buildings and improvements	46,153	50,887
Machinery and equipment	166,021	102,673
Furniture, fixtures and software	6,042	5,534
Construction in progress	36,183	17,297

	256,664	178,065
Less: accumulated depreciation	(67,863)	(55,781)

	$188,801	$122,284

6. INCOME TAXES
The components of income tax expense (benefit) for the fiscal years ended September 30, 2007, 2006 and 2005 are as follows (amounts in thousands):

	2007	2006	2005
From continuing operations:
Current:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	1,158	888	708

	1,158	888	708

Deferred:
Federal	—	—	—
State	(157)	—	—
Non-U.S.	985	—	—

	828	—	—

Total Continuing Operations	$1,986	$888	$708

From discontinued operations:
Current:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	19	—	—

	19	—	—

Deferred:
Federal	—	—	—
State	—	—	—
Non-U.S.	—	—	—

Total Discontinued Operations	19	—	—

Total	$2,005	$888	$708

     Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax liability at September 30 are as follows (amounts in thousands):

	SEPTEMBER 30,
	2007	2006
Deferred Tax Assets
Legal liabilities	$1,812	$—
Reserves	117	292
Other assets	416	—
Accrued employee compensation	178	—
Net operating loss and credit carryforwards	37,493	40,169

	40,016	40,461

Deferred Tax Liabilities
Property, plant and equipment	(9,943)	(7,247)
Employee compensation	(391)	—
Prepaid expenses	(185)	(82)
Other liabilities	(567)	—

	(11,086)	(7,329)

Total Deferred Taxes	28,930	33,132
Less: Valuation allowance	(29,758)	(33,132)

Net Deferred Tax Liability	$(828)	$—

Classification of Deferred Taxes:
Current Deferred Tax Asset (included in Other Current Assets)	$3,218	$—
Long-Term Deferred Tax Liability	(4,046)	—

	$(828)	$—

In the consolidated balance sheets, these deferred tax assets and liabilities are classified as either current or non-current based on the classification of the related liability or asset for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred taxes related to carryforwards, is classified according to the expected reversal date of the temporary differences as of the end of the year.

The provision for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

	2007	2006	2005
At statutory rate:
Income taxes on income (loss) from continuing operations	$5	$(22,058)	$(12,751)
Increases (decreases):
Lower effective tax rate on non-U.S. operations	(2,805)	(985)	525
Change in valuation allowance on net operating loss	1,428	12,339	4,125
Change in valuation allowance on capital loss	—	(523)	—
State Taxes, net of federal benefit	(157)	—	—
Local taxes, non-U.S.	1,177	888	708
Amortization of warrant discount	3,926	5,659	2,359
Fair market value of warrants	107	9,963	5,635
Nonqualified stock option expense	(1,115)	(3,617)	—
Other	(561)	(778)	107

	$2,005	$888	$708

The consolidated loss from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2007, 2006 and 2005 was as follows (amounts in thousands):

	2007	2006	2005
Domestic	$(16,093)	$(71,069)	$(35,936)
Foreign	16,107	6,192	(1,567)

Income (loss) from continuing operations before income taxes	$14	$(64,877)	$(37,503)

Zrt’s retained earnings of $27,081,395 and accumulated deficit of $(5,317,328) at September 30, 2007 and September 30, 2006, respectively, are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.

     The Company currently has domestic net operating loss carryforwards of approximately $115.5 million available to offset future tax liabilities, which expire between 2020 and 2027. Included in the net operating loss carry-forwards are stock option deductions of approximately $13.3 million. The benefits of these tax deductions, referred to as excess tax benefits, will be credited to additional paid-in capital upon being realized or recognized. The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.
     The Company currently has a foreign net operating loss carryforward of approximately $15.2 million, $6.6 million of which expires in 2009 and the remainder does not have time restrictions. During the years ended September 30, 2006 and 2007, the Company utilized approximately $1.4 million and $1.4 million, respectively, of its foreign deferred tax assets for which no benefit had been previously recorded. As of September 30, 2007, the Company released the remainder of the valuation allowance that resulted in the recognition of additional net deferred tax assets of approximately $1.1 million. The Company has determined that it is more likely than not that these assets will be utilized due to the recent history of cumulative foreign pre-tax income and jurisdictional forecasts of foreign taxable income.
     The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. As of September 30, 2007, the Company’s accrual for these contingencies, included in long-term deferred tax liabilities in the accompanying consolidated balance sheet, was approximately $600,000. There was no reserve recorded as of September 30, 2006.
7. DEBT
Credit Facilities
US Operations — In December 2006, the Company extended its existing line of credit until January 1, 2008. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2007 totaled $7.3 million. The amendment also provides that the letter of credit previously collateralized by the Company’s cash and cash equivalents and presented as restricted cash in the Company’s consolidated balance sheet as of September 30, 2006 will be collateralized by the availability under the revolving credit facility thereby eliminating the cash restriction. Accordingly, as of September 30, 2007, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank. Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $6.4 million at September 30, 2007. The credit facility is a term loan with quarterly interest payments and repayment of principal at the maturity date on December 31, 2007. The majority of the principal balance has been paid as of October 31, 2007.
The subordinated debt agreements of 2004 and 2005 (see Note 2) require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in compliance with as of September 30, 2007.
Long-term debt consists of the following (amounts in thousands):

	SEPTEMBER 30,
	2007	2006
Note payable with interest at 9%, payable in monthly installments of principal and interest of $15 to maturity in January 2008	$1,272	$1,346

Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas to be repaid from real estate and personal property tax abatements	2,030	1,946

Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)	6,417	3,217

Convertible debentures due February 2008 bearing interest at 7.0%	—	2,700
Convertible debentures due March 2009 bearing interest at 7.5%	—	3,000
Convertible debentures due May 2009 bearing interest at 7.5%	—	15,000
Convertible debentures due August 2009 bearing interest at 7.5%	—	10,000
Convertible debentures due November 2009 bearing interest at 7.5%	16,200	20,000
Convertible debentures due January 2010 bearing interest at 7.5%	2,505	2,505
Convertible debentures due April 2010 bearing interest at 7.5%	7,495	—

Total debt	35,919	59,714
Less: Beneficial conversion feature and debt discount associated with warrants	(15,255)	(26,347)
Less: amounts payable within one year	(13,813)	(1,365)

Total long-term debt	$6,851	32,002

8. COMMITMENTS AND CONTINGENCIES
LEASES
We rent office facilities and equipment under various operating leases. During fiscal 2007, we exercised an option to purchase the land and building at the manufacturing facility in Missouri that we previously occupied under an operating lease. Rent expense for all operating leases was $265,660, $57,991 and $57,991 for the fiscal years ended September 30, 2007, 2006, and 2005, respectively. There are no material future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2007.

During 2007, we began to lease forklifts and telecommunication equipment under various capital leases. Lease expense for all capital leases for the fiscal year ended September 30, 2007 was $102,368.
LEGAL
      Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of September 30, 2007, the Company has established an accrual for legal liabilities of $24.5 million.
     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of September 30, 2007, the Company’s accrual with respect to this matter has been reduced to $18.6 million due to litigation cost incurred during the fourth quarter. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.
       In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming $2.5 million in cash and approximately 92,000 warrants. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not made payments of any portion of this obligation or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual to $5.9 million. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of 92,000 warrants valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price. The Company expects to adjust the recorded liability for this potential warrant issuance as the Company’s stock price increases or decreases. These charges or income could be material. If negotiations for settlement of this case are unsuccessful, this matter could have a material adverse effect on our results of operations, financial condition or cash flow.
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
     The Company has received two notices of enforcement action, dated March 2, 2007 and June 8, 2007, respectively, from the Texas Natural Resource Conservation Commission concerning alleged air permit violations and excessive emissions at the Company’s Abilene, Texas manufacturing facility. The Company has submitted written responses, including a corrective action plan, to the Texas Natural Resource Conservation Commission and has substantially implemented the actions identified in the corrective action plan. The Company has received a notice from the Texas Natural Resource Conservation Commission dated August 21, 2007 for civil fines associated with the alleged violations in the amount of $21,590. The Company is currently appealing the assessed penalty.
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
9. PROFIT SHARING PLAN
The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service and attained 21 years of age. No contributions were made by the Company for the fiscal years ended September 30, 2007, 2006, and 2005.
10. STOCK COMPENSATION EXPENSE
     The Company maintains a Long-term Incentive Plan that authorizes the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and non-employee directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Options granted to employees in 2005 and 2006 vest two years from the date of grant. The fair value of all options are amortized on a straight-line basis over the vesting period. Annually options to purchase 7,500 shares of common stock are issued to each non-employee director. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock. All options granted to non-employee directors vest immediately at time at grant. All options are issued at a price equal to the market price on the date of grant. These options expire from 2008 through 2017.

    Presented below is a summary of stock option plans activity for the fiscal years 2005 through 2007:

		WTD. AVG.	WTD. AVG.	WTD. AVG.
	OPTIONS	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE
Balance, September 30, 2005	1,051,667	8.37	812,028	8.85
Granted	197,500	10.06
Exercised	(537,833)	5.21
Cancelled	(158,500)	12.52

Balance, September 30, 2006	552,834	10.94	343,495	12.65

Granted	77,500	29.51
Exercised	(220,524)	6.31
Cancelled	(40,000)	28.01

Balance, September 30, 2007	369,810	16.02	264,800	17.23

The following table summarizes information for options currently outstanding and exercisable at September 30, 2007:

OPTIONS OUTSTANDING					OPTIONS EXERCISABLE
RANGE OF			WTD. AVG.	WTD. AVG.		WTD. AVG.
PRICES		NUMBER	REMAINING LIFE	EXERCISE PRICE	NUMBER	EXERCISE PRICE
$1.33 -	2.80	17,000	5 years	$2.44	17,000	$2.44
3.25 -	5.67	35,000	5 years	5.49	35,000	5.49
6.25 -	9.25	117,800	7 years	8.37	50,300	8.06
9.60 -	15.99	92,510	7 years	13.47	80,000	14.03
24.50 -	39.00	107,500	7 years	32.16	82,500	33.95

1.33 -	39.00	369,810	7 years	16.02	264,800	$17.23

     The Company historically accounted for stock-based compensation in accordance with that prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and its related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options. The total intrinsic value of options outstanding at September 30, 2007 and 2006 was approximately $5,190,000 and $4,279,000, respectively.
     On October 1, 2005, the Company adopted the provisions of SFAS No. 123-(R) “Share-Based Payment” using the modified prospective method. SFAS No. 123-(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-(R), the Company recognized compensation cost for all share-based payments granted after October 1, 2005, plus any awards granted to employees prior to October 1, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.
     For the fiscal years ended September 30, 2007 and 2006, the Company recorded into selling and general administrative expense and into its corporate/other segment $1.3 million and $1.0 million, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-(R). There were no recognized tax benefits during the fiscal years 2007 or 2006, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.
     During fiscal 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, the Company’s net loss and loss per share would have been impacted as shown in the following table (amounts in thousands).

FISCAL YEAR ENDED SEPTEMBER 30,
2005
Reported net loss	$(40,393)
Total stock-based employee compensation expense determined under fair value based method for all awards	(294)

Pro forma net loss	$(40,687)

Reported basic loss per share	$(2.23)

Pro forma basic loss per share	$(2.25)

Reported diluted loss per share	$(2.23)

Pro forma diluted loss per share	$(2.25)

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
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	FISCAL YEAR ENDED SEPTEMBER 30
ASSUMPTIONS	2007	2006	2005
Expected life of option	3-7.5 years	3-8 years	4-8 years
Risk-free interest rate	4.90%	4.32%	3.80%
Volatility of stock	68%	96%	76%
Cancellation experience	30%	30%	51%

     The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company’s stock back to November 2003, the date the Company received its first large order for carbon fibers, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company’s stock volatility.
     The fair value of the options granted during fiscal 2007, 2006 and 2005 was $1,377,648, $1,088,964 and $684,221, respectively. As of September 30, 2007, the Company had $0.5 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2008, 2009 and 2010. Cash proceeds received from the exercise of stock options were $1.4 million, $2.8 million and $0.4 million for fiscal 2007, 2006 and 2005, respectively.
11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
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
      Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company’s operating segments as of and for the fiscal years ended September 30, 2007, 2006 and 2005 (amounts in thousands):

	FISCAL YEAR ENDED SEPTEMBER 30, 2007
	CARBON	TECHNICAL	CORPORATE/
	FIBERS	FIBERS	OTHER	TOTAL
Net sales	$116,365	$31,697	$2,818	$150,880
Cost of sales	82,223	23,689	1,594	107,506
Operating income (loss)	26,536	7,435	(15,862)	18,109
Depreciation and amortization expense	7,387	1,333	485	9,205
Capital expenditures	47,321	2,148	3,943	53,412

	FISCAL YEAR ENDED SEPTEMBER 30, 2006
	CARBON	TECHNICAL	CORPORATE/
	FIBERS	FIBERS	OTHER	TOTAL
Net sales	$65,677	$25,195	$1,485	$92,357
Cost of sales	49,386	19,211	1,397	69,994
Operating income (loss)	10,383	4,620	(30,678)	(15,675)
Depreciation and amortization expense	4,601	1,125	127	5,853
Capital expenditures	31,742	7,833	1,220	40,795

	FISCAL YEAR ENDED SEPTEMBER 30, 2005
	CARBON	TECHNICAL	CORPORATE/
	FIBERS	FIBERS	OTHER	TOTAL
Net sales	$34,487	$19,693	$1,197	$55,377
Cost of sales, excluding available unused capacity expenses	36,677	15,361	771	52,809
Available unused capacity expenses	2,347	—	—	2,347
Operating income (loss)	(8,214)	2,658	(2,070)	(7,626)
Depreciation and amortization expense	3,922	877	343	5,142
Capital expenditures	11,850	2,611	304	14,765

	TOTAL ASSETS
	CARBON	TECHNICAL	CORPORATE/
	FIBERS	FIBERS	OTHER	TOTAL
September 30, 2007	$217,662	$36,833	$149,104	$403,599
September 30, 2006	128,747	25,199	33,738	187,684
September 30, 2005	93,386	22,662	14,381	130,429

Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2006, 2005 and 2004 (amounts in thousands):

	2007		2006		2005
		NET		NET		NET
		LONG LIVED		LONG LIVED		LONG LIVED
	NET SALES (a)	ASSETS (b)	NET SALES (a)	ASSETS (b)	NET SALES (a)	ASSETS (b)
United States	$38,506	$194,365	$36,359	$49,497	$21,533	$45,978
Western Europe	101,641	—	38,108	—	22,764	—
Eastern Europe	5,056	205,902	9,621	72,787	6,058	42,040
Asia	4,983	—	698	—	4,879	—
Other areas	694	—	7,571	—	143	—

Total	$150,880	$400,267	$92,357	$122,284	$55,377	$88,018

(a)	Revenues are attributed to countries based on the location of the customer.

(b)	Property and equipment net of accumulated depreciation based on country location of assets.
12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(Amounts in thousands, except per share data)

FISCAL YEAR 2007	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net sales	$30,285	$36,742	$40,274	$43,579
Income (loss) from continuing operations	(5,595)	(57)	5,020	(1,340)
Income (loss) from discontinued operations	(68)	51	(24)	(504)

Net income (loss)	$(5,663)	$(6)	$4,996	$(1,844)

Basic and diluted loss per share:
Continuing operations — basic	$(0.22)	$(0.00)	$0.17	$(0.04)
Discontinued operations — basic	(0.00)	0.00	(0.00)	(0.02)

Total basic	$(0.22)	$(0.00)	$0.17	$(0.06)

Continuing operations — diluted	$(0.23)	$(0.00)	$0.17	$(0.04)
Discontinued operations — diluted	(0.00)	0.00	(0.00)	(0.02)

Total diluted	$(0.23)	$(0.00)	$0.17	$(0.06)

FISCAL YEAR 2006	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net sales	$15,557	$26,199	$26,787	$23,814
Income (loss) from continuing operations	6,128	(27,784)	(21,216)	(22,893)
Income (loss) from discontinued operations	160	41	(252)	14

Net income (loss)	$6,288	$(27,743)	$(21,468)	$(22,879)

Basic and diluted income (loss) per share:
Continuing operations — basic	$0.31	$(1.31)	$(0.90)	$(0.89)
Discontinued operations — basic	0.01	0.00	(0.01)	(0.00)

Total basic	$0.32	$(1.31)	$(0.91)	$(0.89)

Continuing operations — diluted	$0.27	$(1.31)	$(0.90)	$(0.89)
Discontinued operations — diluted	.01	0.00	(0.01)	(0.00)

Total diluted	$0.28	$(1.31)	$(0.91)	$(0.89)

FISCAL YEAR 2005	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Net sales	$11,194	$13,230	$16,073	$14,880
Income (loss) from continuing operations	(29,187)	2,621	(1,293)	(10,352)
Loss from discontinued operations	(742)	(475)	(175)	(790)

Net income (loss)	$(29,929)	$2,146	$(1,468)	$(11,142)

Basic and diluted income (loss) per share:
Continuing operations — basic	$(1.62)	$0.14	$(0.07)	$(0.57)
Discontinued operations — basic	(0.04)	(0.02)	(0.01)	(0.04)

Total basic	$(1.66)	$0.12	$(0.08)	$(0.61)

Continuing operations — diluted	$(1.78)	$(0.21)	$(0.13)	$(0.52)
Discontinued operations — diluted	(0.04)	(0.02)	(0.01)	(0.03)

Total diluted	$(1.82)	$(0.23)	$(0.14)	$(0.55)

13. SUBSEQUENT EVENTS
     On October 3, 2007, the Company purchased the Guadalajara, Mexico-based Crysel acrylic fiber manufacturing assets of Cydsa, a large publicly traded Mexican chemical and industrial company. The Company has begun retooling and modifing the newly acquired facility to supply Zoltek’s North American operations with low-cost precursor, the principal raw material used in manufacturing carbon fibers. The Company expects the facility will serve as a site for additional carbon fiber production lines supporting Zoltek’s strategic goal of achieving $500 million in annual sales of its high-performance commercial grade carbon fibers by fiscal year 2011.
     Since the end of fiscal year 2007, the Company has spent approximately $39.1million in cash for the acquisition of the new Mexico facility and capital expenditures for the Mexico facility. The Company estimates its total investment will be approximately $100 million to purchase the facility, to retool and modify the plant to produce acrylic precursor and to install the initial carbon fiber manufacturing facility. The Company is using a portion of the proceeds of its August 2007 secondary common stock offering, along with cash from operations, to fund the investments in the newly acquired plant. Zoltek expects that precursor production will begin by the end of fiscal 2008.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Based on the evaluation described above and the remediation of prior period material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were ineffective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Zoltek management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, the Company used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company’s internal control over financial reporting described above, we have identified the following control deficiencies, which represent material weaknesses in the Company’s internal control over financial reporting as of September 30, 2007:
•	The Company did not maintain effective entity level controls and procedures to prevent certain accounting entries from being recorded prior to formal documentation of the arrangements being obtained. Specifically, the Company lacked effective policies and procedures for the review of revenue associated with certain customers’ sales contracts. Additionally, the Company lacked effective policies and procedures to insure use of an appropriate measurement date for the valuation of certain share-based payments (i.e., stock options).

•	The Company did not maintain effective policies and procedures related to the assessment of reserves for possible liability arising from certain litigation matters.
The above material weaknesses resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected. As a result of these material weaknesses, management concluded that the company did not maintain an effective internal control over financial reporting as of September 30, 2007. Grant Thornton LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of September 30, 2007, as stated in their report, which appears elsewhere herein.
REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As discussed, management has identified certain material weaknesses that exist in the Company’s internal control over financial reporting and is taking steps to strengthen its internal control over financial reporting. Management is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of September 30, 2007. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company’s overall control environment.
     Contract Modifications
•	Periodic meetings involving senior management, accounting and financial reporting personnel, and applicable department responsible for contract oversight to confirm documented terms and conditions have not been altered; and

•	Review by financial reporting department of all existing significant contracts (and establish requirement of all future contracts) for accounting implications, and preparation of and approval by Chief Financial Officer of memo summarizing proper accounting treatment.
     Stock Option Grants
•	Establish formal policies and procedures in the granting and allocation process to ensure that the measurement date and the grant date are the same;

•	Establish formal policies and procedures to develop inter-departmental communication protocol whereby the share-based compensation administrator will timely notify accounting personnel of grants, modifications to grants, or other relevant information so that accounting can make the necessary fair value adjustments;

•	A member of our financial reporting and human resources groups will be consulted in respect to assisting the share-based compensation administrator in the oversight of documentation and accounting for all stock option grants; and

•	Enhance the knowledge base of our personnel including providing instruction to the share-based compensation administrator, Vice-President-Human Resources, Compensation Committee and Chief Executive Officer regarding the definition of measurement date issues for subsequent administration and instruction regarding the requirements of FAS 123(R) so they can properly account for share-based compensation.
     Assessment of Litigation Liability
•	Liability requirements as quantified by the accounting and financial reporting departments will be reviewed by the Audit Committee and outside legal counsel on a quarterly basis; and

•	Outside accounting professionals, when deemed necessary, will be consulted to assist with interpretation and clarification of accounting standards.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described below, the remediation actions depict changes in the Company’s internal control over financial reporting in the fourth quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
     1. To ensure that the Company’s perpetual inventory records were appropriately updated for the results of cycle counts performed, the Company:
•	improved compliance with previously established cycle counting process by instituting greater management oversight;

•	targeted inventory product codes with significant dollar values, critical to manufacture process and susceptible to inaccuracies;

•	provided additional training for cycle count personnel, and

•	required review and approval of all cycle counts by another trained individual.

     2. Controls were also designed to ensure the proper determination of inventory costing standards and valuation at period-end, and performance of analysis and review of inventory manufacturing variances for capitalization at period-end. Specifically:
•	new cost standards were developed based on a collaboration between accounting, engineering and plant personnel whereby current costs to manufacture products were identified and production capacities were determined; and

•	reviews of manufacturing variances against benchmarks were implemented to validate production costs and inventory values.
We believe that the foregoing remediation actions have improved our internal control over financial reporting, as well as our disclosure controls and procedures.
Item 9B. Other Information
Not Applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information set forth under the captions “Election of Directors”, “Other Matters” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.
Item 11. Executive Compensation
The information set forth under the captions “Directors’ Fees” and “Compensation of Executive Officers” in the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership By Management” in the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference.
The following table shows the total number of outstanding options and shares available for future issuances of options under the Company’s existing stock option plans as of September 30, 2007.
EQUITY COMPENSATION PLAN INFORMATION

			NUMBER OF SECURITIES
			REMAINING AVAILABLE
		WEIGHTED AVERAGE	FOR FUTURE ISSUANCE
	NUMBER OF SECURITIES TO	EXERCISE PRICE OF	UNDER EQUITY
	BE ISSUED UPON EXERCISE	OUTSTANDING OPTIONS	COMPENSATION PLANS
	OF OUTSTANDING OPTIONS	UNDER EQUITY	(EXCLUDING SECURITIES
	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	REFLECTED IN COLUMN)
PLAN CATEGORY	(#)	($)	(#)
Equity Compensation Plans Approved by Security Holders	369,810 (1)	$16.02	345,000 (1)

Equity Compensation Plans Not Approved by Security Holders	0 (2)	0	0 (2)

Total	369,810	$16.02	345,000

(1)	Under the Company’s Directors Stock Option Plan, there is at all times reserved for issuance a number of shares of Common Stock equal to the total number of shares then issuable pursuant to all option grants which are then outstanding under such plan.

(2)	The Company currently has no equity compensation plans that are not approved by security holders.
Item 13. Certain Relationships and Related Transactions and Director Independance
The information set forth under the captions “Certain Transactions” and “Election of Directors” in the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the caption “Principal Accountant Fees and Services” in the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) (1) Financial statements: The following financial statements and reports thereon are included in Item 8 of this report:
Report of Management
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of September 30, 2007 and 2006
Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(2) The following financial statement schedule is included in Part IV of this report:
12-09 Valuation and Qualifying Accounts and Reserves
Schedules other than those listed above have been omitted because they are either not required or not applicable, or because the information is presented in the consolidated financial statements or the notes thereto.
RATIO OF EARNINGS AVAILABLE TO COVER FIXED CHARGES
     The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated is as follows:

	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003	2002
Ratio of earnings available to cover fixed charges (i)	—	—	—	—	—	—

(i)	Due to our losses in fiscal years 2002, 2003, 2004, 2005, 2006 and 2007, there was a deficiency of earnings to cover fixed charges in each such period. Additional earnings of $9.4 million, $11.9 million, $16.7 million, $37.5 million, $64.9 million and $2.0 million would have been required in each of such periods, respectively, for earnings to cover fixed charges.
(3) The following exhibits are filed herewith or incorporated by reference herein, as indicated:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant dated October 7, 1992, filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-143996) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Articles of Incorporation of the Registrant dated February 15, 1996, filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-143996) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Articles of Incorporation of the Registrant dated February 7, 1997, filed as Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-143996) and incorporated herein by reference.

3.4	Restated By-Laws of the Registrant dated September 22, 1992, filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-143996) and incorporated herein by reference.

4.10	Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) and incorporated herein by reference.

4.11	Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant’s Common Stock, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.12	Subordinated Convertible Debenture Purchase Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.13	Form of Subordinated Debenture, filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.14	Form of Warrant, filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.15	Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.16	Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.17	Form of Warrant, filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.18	Securities Purchase Agreement, dated as of March 11, 2004, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.19	Form of 6% Convertible Debenture, filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.20	Form of Warrant, filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.21	Loan and Warrant Agreement, dated as of October 14, 2004, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.22	Security Agreement, dated as of October 14, 2004, filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.23	Mortgage Agreement, dated as of October 14, 2004, filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.24	Form of Warrant, filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.25	Loan and Warrant Agreement, dated as of February 9, 2005, by and among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.26	Form of Senior Convertible Note, dated as of February 9, 2005, filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.27	Form of Warrant, dated as of February 9, 2005, filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.28	Form of Registration Rights Agreement, dated as of February 9, 2005, filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.29	Loan and Warrant Agreement, dated as of September 29, 2005, among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.30	Form of Note, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.31	Form of Warrant, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.32	Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.33	Waiver and Consent, dated as of February 3, 2006, by and among the Registrant and the Lender parties thereto, filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated February 6, 2006, and incorporated herein by reference.

4.34	Amendment No. 1 to Loan and Warrant Agreement and Registration Rights Agreement among the Registrant and the Lender parties thereto, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.35	Form of Note, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.36	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.37	Amendment No. 2 to Loan and Warrant Agreement and Registration Rights Agreement, dated as of December 14, 2006, among the Registrant and the Lenders, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

4.38	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

10.1	Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

10.2	Zoltek Companies, Inc. Long Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference*

10.3	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 13, 1999, is incorporated herein by this reference*

10.4	Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

10.5	Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

10.6	Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

10.7	Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

10.8	First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

10.9	Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference*

10.10	Promissory Note, dated January 13, 2004, by and between Zoltek Properties, Inc. and Beal Bank, S.S.B. filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference, incorporated herein by reference.

10.11	Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

21	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
*   Management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ZOLTEK COMPANIES, INC.
(Registrant)

By	/s/ Zsolt Rumy

Zsolt Rumy, Chairman of the Board, President and
Chief Executive Officer
Date: December 7, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zsolt Rumy	Chairman, President,	December 7, 2007

Zsolt Rumy	Chief Executive Officer and Director

/s/ Kevin Schott	Chief Financial Officer	December 7, 2007

Kevin Schott

/s/ Linn H. Bealke	Director	December 7, 2007

Linn H. Bealke

/s/ James W. Betts	Director	December 7, 2007

James W. Betts

/s/ Charles A. Dill	Director	December 7, 2007

Charles A. Dill

/s/ George E. Husman	Director	December 7, 2007

George E. Husman

/s/ Michael D. Latta	Director	December 7, 2007

Michael D. Latta

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other accounts		Deductions		end
	of period	expenses	describe		describe		of period
RESERVE FOR DOUBTFUL ACCOUNTS	$729	$52	$—		$—		$781

RESERVE FOR INVENTORY VALUATION	$1,300	$—	$—		$655	(2)	$645

DEFERRED TAX VALUATION	$34,217	$—	$628	(5)	$5,087	(3)(4)(6)	$29,758

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end
	of period	expenses	describe	describe		of period
RESERVE FOR DOUBTFUL ACCOUNTS	$718	$306	$—	$295	(1)	$729

RESERVE FOR INVENTORY VALUATION	$3,100	$—	$—	$1,800	(2)	$1,300

DEFERRED TAX VALUATION	$22,401	$14,233	$—	$2,417	(3)	$34,217

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end
	of period	expenses	describe	describe		of period
RESERVE FOR DOUBTFUL ACCOUNTS	$981	$425	$—	$688	(1)	$718

RESERVE FOR INVENTORY VALUATION	$5,187	$—	$—	$2,087	(2)	$3,100

DEFERRED TAX VALUATION	$14,497	$7,904	$—	$		$22,401

(1)	Write-off of uncollectible receivable, net of recovery.
(2)	Reduction in inventory reserve for inventory items sold during fiscal 2005.
(3)	Expiration of capital loss carryforward and utilization against current foreign income taxes payable.
(4)	Removal of NOL’s related to non-qualified stock options and the related valuation allowance.
(5)	Addition of a valuation allowance on the Texas tax credits that were created from prior years Texas NOL. The credits are created and calculated under the newly enacted Texas margin tax law.
(6)	Prior Year true-ups.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant dated October 7, 1992, filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Articles of Incorporation of the Registrant dated February 15, 1996, filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Articles of Incorporation of the Registrant dated February 7, 1997, filed as Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.

3.4	Restated By-Laws of the Registrant dated September 22, 1992, filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.

4.10	Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) and incorporated herein by reference.

4.11	Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant’s Common Stock, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.12	Subordinated Convertible Debenture Purchase Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.13	Form of Subordinated Debenture, filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.14	Form of Warrant, filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.15	Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.16	Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.17	Form of Warrant, filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.18	Securities Purchase Agreement, dated as of March 11, 2004, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.19	Form of 6% Convertible Debenture, filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.20	Form of Warrant, filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.21	Loan and Warrant Agreement, dated as of October 14, 2004, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.22	Security Agreement, dated as of October 14, 2004, filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.23	Mortgage Agreement, dated as of October 14, 2004, filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.24	Form of Warrant, filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.25	Loan and Warrant Agreement, dated as of February 9, 2005, by and among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.26	Form of Senior Convertible Note, dated as of February 9, 2005, filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.27	Form of Warrant, dated as of February 9, 2005, filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.28	Form of Registration Rights Agreement, dated as of February 9, 2005, filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.29	Loan and Warrant Agreement, dated as of September 29, 2005, among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

Exhibit Number	Description

4.30	Form of Note, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.31	Form of Warrant, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.32	Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.33	Waiver and Consent, dated as of February 3, 2006, by and among the Registrant and the Lender parties thereto, filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated February 6, 2006, and incorporated herein by reference.

4.34	Amendment No. 1 to Loan and Warrant Agreement and Registration Rights Agreement among the Registrant and the Lender parties thereto, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.35	Form of Note, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.36	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.37	Amendment No. 2 to Loan and Warrant Agreement and Registration Rights Agreement, dated as of December 14, 2006, among the Registrant and the Lenders, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

4.38	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

10.1	Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

10.2	Zoltek Companies, Inc. Long Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference*

10.3	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 13, 1999, is incorporated herein by this reference*

10.4	Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

10.5	Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

10.6	Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

10.7	Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

10.8	First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

10.9	Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference*

10.10	Promissory Note, dated January 13, 2004, by and between Zoltek Properties, Inc. and Beal Bank, S.S.B. filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference, incorporated herein by reference.

10.11	Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

21	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*   Management compensatory plan or arrangement