Form 10-Q
period 2007-12-31
ZOLTEK COMPANIES INC
filed 2008-02-11
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to                      to
Commission File No. 0-20600
ZOLTEK COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1311101

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 McKelvey Road, St. Louis, Missouri	63044

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of February 11, 2007, 33,922,267 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 31,	September 30,
	2007	2007

Assets
Current assets:
Cash and cash equivalents	$63,649	$121,761
Restricted cash	23,500	13,815
Accounts receivable, less allowance for doubtful accounts of $971 and $1,150, respectively	31,997	37,495
Inventories	35,168	27,941
Other current assets	16,425	10,858

Total current assets	170,739	211,870
Property and equipment, net	235,566	188,801
Other assets	2,488	2,928

Total assets	$408,793	$403,599

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$12,982	$13,813
Trade accounts payable	15,193	17,253
Legal liabilities	24,384	24,543
Accrued expenses and other liabilities	7,793	8,305

Total current liabilities	60,352	63,914
Long-term debt, less current maturities	5,939	6,851
Hungarian grant, long-term	8,828	7,969
Deferred tax liabilities	4,120	4,046
Other long-term liabilities	53	52

Total liabilities	79,292	82,832

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 33,854,890 and 33,653,735 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	339	337
Additional paid-in capital	480,260	476,205
Accumulated deficit	(161,420)	(164,024)
Accumulated other comprehensive income	10,322	8,249

Total shareholders’ equity	329,501	320,767

Total liabilities and shareholders’ equity	$408,793	$403,599

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended December 31,
	2007	2006
Net sales	$40,072	$30,285
Cost of sales	29,313	22,434

Gross profit	10,759	7,851
Application and development costs	1,896	1,592
Selling, general and administrative expenses	4,072	3,242

Operating income from continuing operations	4,791	3,017
Other income (expense):
Interest expense, excluding amortization of financing fees and debt discount	(678)	(1,060)
Amortization of financing fees and debt discount	(1,554)	(1,303)
Warrant issuance expense	—	(6,362)
Gain on value of warrants and conversion feature	—	204
Interest income	1,192	386
Other, net	(142)	(274)

Income (loss) from continuing operations before income taxes	3,609	(5,392)
Income tax expense	1,005	203

Net income (loss) from continuing operations	2,604	(5,595)
Discontinued operations:
Net loss on discontinued operations, net of taxes	—	(68)

Net income (loss)	$2,604	$(5,663)

Net income (loss) per share:
Basic income (loss) per share:
Continuing operations	$0.08	$(0.22)
Discontinued operations	0.00	0.00

Total	$0.08	$(0.22)

Diluted income (loss) per share:
Continuing operations	$0.08	$(0.23)
Discontinued operations	0.00	0.00

Total	$0.08	$(0.23)

Weighted average common shares outstanding — basic	33,756,205	25,944,705
Weighted average common shares outstanding — diluted	33,956,205	25,960,705
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

		Add’l		Accumulated Other
	Common	Paid-In	Accumulated	Comprehensive	Total Shareholders’
	Stock	Capital	Deficit	Income	Equity

Balance, September 30, 2007	$337	$476,205	$(164,024)	$8,249	$320,767
Convertible debt converted	2	2,851	—	—	2,853
Stock option compensation expense	—	484	—	—	484
Warrants exercised	—	25	—	—	25
Exercise of stock options	—	695	—	—	695
Net income	—	—	2,604	—	2,604
Foreign currency translation adjustment	—	—	—	2,073	2,073

Balance, December 31, 2007	$339	$480,260	$(161,420)	$10,322	$329,501

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended December 31,
	2007	2006
Net income (loss)	$2,604	$(5,663)
Foreign currency translation adjustments	2,073	11,486

Comprehensive income	$4,677	$5,823

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$2,604	$(5,663)
Net loss from discontinued operations	—	68

Net income (loss) from continuing operations	2,604	(5,595)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,360	2,010
Amortization of financing fees and debt discount	1,554	1,303
Warrant issue expense	—	6,362
Gain on value of warrants and conversion feature	—	(204)
Foreign currency transaction losses	226	274
Deferred taxes	64	—
Stock option compensation expense	484	117
Changes in assets and liabilities:
Decrease in accounts receivable	5,667	844
Increase in inventories	(7,007)	(5,824)
Increase in other current assets and other assets	(6,146)	(923)
(Decrease) increase in trade accounts payable	(2,351)	4,853
(Decrease) increase in accrued expenses and other liabilities	856	(413)
Decrease in legal liabilities	(159)	(75)
Decrease in other long-term liabilities	—	119

Net cash (used in) provided by continuing operations	(848)	2,848
Net cash provided by discontinued operations	—	880

Net cash (used in) provided by operating activities	(848)	3,728

Cash flows from investing activities:
Purchases of property and equipment	(12,480)	(12,338)
Proceeds from Hungarian government grant	779	—
Purchase of the Mexico facility	(35,000)	—
Change in cash restricted for letters of credit	(9,685)	6,634

Net cash used in investing activities	(56,386)	(5,704)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	720	12,659
Proceeds from issuance of convertible debt	—	7,495
Proceeds from issuance of note payable to related party	—	10,000
Payment of financing fees	—	(641)
(Repayment) borrowings under notes payable and long-term debt	(1,550)	243

Net cash (used in) provided by financing activities	(830)	29,756
Effect of exchange rate changes on cash and cash equivalents	(48)	293

Net (decrease) increase in cash and cash equivalents	(58,112)	28,073
Cash and cash equivalents at beginning of period	121,761	10,803

Cash and cash equivalents at end of period	$63,649	$38,876

Non-cash conversion of convertible debentures	$2,853	$1,200
Net cash paid during the period for income taxes	$316	$—
Net cash paid during the period for interest	$446	$2,746
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
     Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., and Engineering Technology Corporation (“Entec”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Entec manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States, however, the Company’s sales to Asian markets are increasing.
Basis of Presentation
     The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulation of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
     The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the translation of financial statements of the Company’s foreign subsidiaries are reflected as other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statement of operations as “Other, net.” All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Adoption of New Accounting Standards
     Effective October 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — and Interpretation of FASB No. 09 (“FIN 48”). FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions. FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return. FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the positions and all relevant facts. Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.
2. INVENTORIES
Inventories consist of the following (amounts in thousands):

	December 31,	September 30,
	2007	2007

Raw materials	$13,412	$7,941
Work-in-process	9,601	11,832
Finished goods	11,551	7,632
Supplies and other	604	536

	$35,168	$27,941

     Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.6 million as of December 31, 2007 and September 2007 to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to industry overcapacity for certain carbon fiber products in prior years.
3. SEGMENT INFORMATION
     The Company’s strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in North America and Hungary.
     During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. These operations have since been reported as discontinued operations. As of the end of fiscal 2007, the remaining operations related to exiting the thermoplastic division are immaterial to the Company’s overall operations and will, therefore, no longer be segregated from continuing operations. The remaining business represented in the Corporate/Other Products segment relate to water treatment and electrical services provided by the Hungarian operations.
     Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company’s operating segments as of and for the three months ended December 31, 2007 and 2006 (amounts in thousands):

	Three months ended December 31, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$34,120	$5,033	$919	$40,072
Cost of sales	24,958	3,713	642	29,312
Gross profit	9,162	1,320	277	10,760
Operating income (loss)	7,816	83	(3,107)	4,792
Depreciation and amortization expense	2,593	542	225	3,360
Capital expenditures	12,062	316	102	12,480

	Three months ended December 31, 2006
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$21,121	$8,519	$645	$30,285
Cost of sales	16,476	5,671	287	22,434
Gross profit	4,645	2,848	358	7,851
Operating income (loss)	2,655	2,510	(2,148)	3,017
Depreciation and amortization expense	1,347	550	113	2,010
Capital Expenditures	9,260	1,761	1,317	12,338

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
December 31, 2007	$276,569	$34,566	$97,658	$408,793
September 30, 2007	217,662	36,833	149,104	403,599
4. FINANCING
Fiscal 2008 Financing Activity
     During the first quarter of fiscal 2008, certain investors converted an aggregate of $2.9 million aggregate principal and interest on convertible debt privately placed in the May, July and October 2006 issuances into 111,739 shares of common stock at conversion prices of $25.51, which was recorded into shareholders’ equity as of December 31, 2007. The Company recorded a non-cash charge of $1.4 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.
     The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. As of December 31, 2007, the stock price was above the conversion price for all issuances. Therefore, the Company does not anticipate that any of its lenders will demand cash repayment in the near future. Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares.
Fiscal 2007 Financing Activity
     During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of securities with an aggregate public offering price of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. The registration statement provides that the Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. On August 14, 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.

Bond Related to SP Systems Case
          In December 2006, the Company obtained the financing to post a bond of up to $40.0 million, which represented the potential bond necessary in connection with the continuing defense of the SP Systems case. The Company raised the financing with a $10.0 million loan commitment from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5%, a $10.0 million loan commitment from the Company’s Chief Executive Officer at 8% interest , the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company’s cash on hand.
          In April 2007, the Company reported the results of various post-trial motions in ongoing litigation against its Zoltek Corporation subsidiary brought by SP Systems (see Note 4). The Company posted a supersedeas bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of December 31, 2007, the letter of credit is collateralized by $23.5 million of restricted cash. The Company repaid the loan from to the Chief Executive Officer during the fourth quarter of fiscal 2007.
Hungarian Government Grant
          The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $16.8million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Through December 31, 2007, Zoltek’s Hungarian subsidiary received approximately $10.4 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense.
          The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of 21.7 billion HUF (approximately $125.4 million); fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
Convertible Debt
          During fiscal 2007, certain investors converted an aggregate of $6.5 million aggregate principal and interest on convertible debt privately placed in the May 2006 and February 2003 issuances into 920,391 shares of common stock at conversion prices of $25.51 and $3.50 per share, respectively, which was recorded into shareholders’ equity as of September 30, 2007. The Company recorded a non-cash charge of $2.8 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt. Investors also converted during fiscal 2007an aggregate of $28.3 million principal and interest on convertible debt privately placed in the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock at conversion prices of $12.50, $12.50 and $13.07 per share, respectively, which was recorded into shareholders’ equity. The Company recorded a non-cash charge of $3.3 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.
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

          Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
OUTSTANDING CONVERTIBLE DEBT ISSUANCES

	MAY	JULY	OCTOBER
	2006(1)	2006(1)	2006(1)
Amount of debenture (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances have a beneficial conversion feature.

Warrant and Conversion Features
          In January, March and October 2004 and February 2005, the Company issued convertible notes and warrants that required the Company to register the resale of the shares of common stock issuable upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock,” which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. The Company recorded the fair value of the conversion feature and warrants as long-term liabilities. The Company was required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as “Loss on value of warrants and conversion feature.”
          As of September 30, 2007, all such convertible notes and warrants had been exercised. See table below for impact on the results for three months ended December 31, 2006 (amounts in thousands).

	Three months ended December 31, 2006
		Conversion
	Warrants	Features	Total
January 2004 issuance — mark to market	$204	$—	$204

Gain on value of warrants and conversion feature	$204	$—	$204

Amortization of Financing Fees and Debt Discount
          At the time of issuance of convertible debt securities with warrants, the Company recorded the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount was recorded as a reduction in the carrying value of the convertible debt security that is accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security is converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants is recorded as a reduction to additional paid-in capital at the time of conversion.
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
          See the table below for impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2007 and 2006 (amounts in thousands).

	Three months ended December 31, 2007
		Conversion
	Warrants	Features	Total
May 2006 issuance	$416	$614	$1,030
July 2006 2005 issuance	73	90	163
October 2006 issuance	117	133	250

	$606	$837	$1,443

Deferred financing costs			111

Total			$1,554

	Three months ended December 31, 2006
		Conversion
	Warrants	Features	Total
September 2005 issuance	$61	$—	$61
December 2005 issuance	109	—	109
February 2006 issuance	77	172	249

May 2006 issuance	233	343	576
May 2006 issuance	22	27	49
July 2006 issuance	35	41	76

	$537	$583	$1,120

Deferred financing costs			183

Total			$1,303

          The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	December 31, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$3,994	$5,897	$9,891
July 2006 issuance	527	634	1,161
October 2006 issuance	779	896	1,675

	$5,300	$7,427	$12,727

Debt acquisition cost and financing fees			796

Total			$13,523

	September 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$4,728	$6,981	$11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	$15,255

Debt acquisition cost and financing fees			985

Total			$16,240

Earnings Per Share
          In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at December 31, 2007 and 2006 which are not included in the determination of diluted loss per share for the three months ended December 31, 2007 and 2006 because the shares are anti-dilutive. Had these securities been dilutive, an additional 1.4 million and 4.3 million shares would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on loss per share for the three months ended December 31, 2007 and 2006, respectively:

	Three months ended
	December 31,
	2007	2006
Numerators:
Income (loss) from continuing operations	$2,604	(5,595)
Impact of convertible debt and warrants:
Less: gain on value of beneficial conversion feature and warrants	—	(204)

Income (loss) from continuing operations	2,604	(5,799)
Loss from discontinued operations	—	(68)

Net income (loss)	$2,604	(5,867)

Denominators:
Average shares outstanding — basic	33,756	25,945
Impact of convertible debt, warrants and stock options	200	16

Average shares outstanding — diluted	33,956	25,961

	Three months ended
	December 31,
	2007	2006
Income (loss) per share — basic:
Continuing operations	$0.08	$(0.22)
Discontinued operations	0.00	0.00

Basic income (loss) per share	$0.08	$(0.22)

Income (loss) per share — diluted:
Continuing operations	$0.08	$(0.23)
Discontinued operations	0.00	0.00

Diluted income (loss) per share	$0.08	$0.23

5. DEBT
Credit Facilities
US Operations — In December 2007, the Company extended its existing line of credit until January 1, 2009. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of December 31, 2007 totaled $6.3 million. As of December 31, 2007, there is no available borrowing base under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $5.0 million at December 31, 2007. The credit facility is a term loan with quarterly interest payments and repayment of principal at the maturity date on December 31, 2008.
Long-term debt consists of the following (amounts in thousands):

	December 31,	September 30,
	2007	2007
Note payable with interest at 9%, payable in eleven monthly installments of principal and interest of $15 to maturity in January 2009	$1,261	$1,272

Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas to be repaid from real estate and personal property tax abatements	2,065	2,030

Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)	4,974	6,417

Convertible debentures final payment due November 2009 bearing interest at 8.8%	14,600	16,200

Convertible debentures final payment due January 2010 bearing interest at 7.5%	2,255	2,505

Convertible debentures final payment due January 2010 bearing interest at 7.5%	6,494	7,495

Total long-term debt including current maturities	31,649	35,919

Less: Debt discount associated with conversion feature and warrants	(12,728)	(15,255)
Less: Amounts payable within one year, net of discount of $5,867 and $7,006	(12,982)	(13,813)

Total long-term debt, less current maturities	$5,939	$6,851

6. DISCONTINUED OPERATIONS
          During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue and exit certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. The discontinuation of the thermoplastic division was completed in October 2006. As of the end of fiscal 2007, the remaining operations related to exiting the thermoplastic division are immaterial to the Company’s overall operations and will, therefore, no longer be segregated from continuing operations. The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results from operations of these two divisions have been reclassified to discontinued operations for fiscal 2006 and 2007. Previous to the Company’s fiscal 2006 Form 10-K filing, these businesses collectively comprised the Specialty Products segment and were disclosed as such. Certain information with respect to the discontinued operations for the three months ended December 31, 2006 is summarized as follows (amounts in thousands):

Three months ended
December 31, 2006
Net sales	$1,293
Cost of sales	1,252

Gross profit	41
Selling, general and administrative expenses	87

Income (loss) from operations	(46)
Other (loss) income	(22)

Income (loss) on discontinued operations	$(68)

7. STOCK OPTION COMPENSATION EXPENSE
          The Company maintains a Long-term Incentive Plan that authorizes the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and non-employee directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Options granted to employees in 2005 and 2006 vest two years from the date of grant. The fair value of all options are amortized on a straight-line basis over the vesting period. Annually options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected non-employee directors receive options to purchase 7,500 shares of common stock. All options granted to non-employee directors vest immediately at time at grant. All options are issued at a price equal to the market price on the date the Board of Directors approves the grant. These options expire from 2008 through 2017.
          Presented1 below is a summary of stock options activity for the first quarter of fiscal 2008:

		Wtd. Avg.	Wtd. Avg.	Wtd. Avg.
	Options	Exercise Price	Exercisable	Exercise Price

Balance, September 30, 2007	369,810	$16.02	264,800	$17.23
Granted	150,000	29.70
Exercised	(85,213)	8.16

Balance, December 31, 2007	434,597	22.28	272,097	16.80

The following table summarizes information for options currently outstanding and exercisable at December 31, 2007:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33-2.80	17,000	5 years	$2.44	17,000	$2.44
3.25-5.67	15,000	4 years	5.25	15,000	5.25
6.25-9.25	62,587	7 years	8.17	62,587	8.17
9.60-15.99	82,510	7 years	13.80	82,510	14.07
26.22-39.00	257,500	8 years	30.72	95,000	29.49

1.33-39.00	434,597	8 years	22.28	272,097	16.80

          The Company has historically accounted for stock-based compensation in accordance with that prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and its related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options. The total intrinsic value of options outstanding at December 31, 2007 and 2006 was approximately $6,616,230 and $4,071,000, respectively.

          For the three months ended December 31, 2007 and 2006, the Company recorded into selling and general administrative expense and into its corporate/other segment $0.5 million and $0.1 million, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-(R).
          The fair value of each option grant during the first quarter of fiscal 2008 and twelve months of fiscal 2007 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2008	Fiscal 2007
Expected life of option	4 years	3 & 7.5 years
Risk-free interest rate	4.9%	4.9%
Volatility of stock	66%	66%
Forfeiture experience	44%	30%
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
          The fair value of the options granted during the first quarter of fiscal 2008 and the twelve months ended of fiscal 2007 was $2,361,132 and $1,377,648, respectively. As of December 31, 2007, the Company had $2.5 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2008, 2009 and 2010. Cash proceeds received from the exercise of stock options were $0.7 million and $0.4 million for the first quarter of fiscal 2007 and 2006, respectively.
8. COMMITMENTS AND CONTINGENCIES
Legal
          Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of December 31, 2007, the Company had recorded a reserve for legal liabilities of $24.4 million.
          In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. The appeal was argued in January 2008 and a ruling from the appeals court is pending. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of December 31, 2007, the Company’s accrual with respect to this matter has been reduced to $18.5 million due to litigation cost incurred during the first quarter. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.
          In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming $2.5 million in cash and approximately 92,000 warrants. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not made payments of any portion of this obligation or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual as of December 31, 2007 to $5.9 million. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of 92,000 warrants valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price. The Company expects to adjust the recorded liability for this potential warrant issuance as the Company’s stock price materially increases or decreases. These charges or income could be material. If negotiations for settlement of this case are unsuccessful, this matter could have a material adverse effect on our results of operations, financial condition or cash flow.

          The Company is a party to various other claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Concentration of Credit Risk
          Zoltek’s carbon fiber products are primarily sold to customers in the composite industry and its technical fibers are primarily sold to customers in the aerospace industries. Entec ‘s products are primarily sold in the composite industry. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.
          In the three months ended December 31, 2007 and 2006, we reported sales of $21.8 million and $8.5 million, respectively, and a related open account receivable balance of $12.6 million and $2.6 million as of December 31, 2007 and 2006, respectively, to a wind turbine manufacturer. In the three months ended December 31, 2007 and 2006, the Company reported sales of $3.7 million to a European manufacturer of prepreg material. These were the only customers that represented greater than 10% of consolidated net sales.
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
9. INCOME TAXES
          In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — and interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on October 1, 2007. The Company recognized no increase or decrease in the liability for unrecognized benefits for the first quarter of fiscal 2008.
          Zoltek and our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service “IRS” concluded its examination of our consolidated federal income tax returns for the fiscal year ended September 30, 2003. The U.S. federal statute of limitations remains open for the year 2003 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities include Hungary (2005 onward).
          As of December 31, 2007, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.
10. NEW ACCOUNTING PRONOUNCEMENTS
          Effective October 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — and Interpretation of FASB No. 09 (“FIN 48). FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return. FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the positions and all relevant facts. Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.
          Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized. The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome. FIN 48 substantially changes the applicable accounting model (as the prior model followed the criteria of FAS 5, Accounting for contingencies, recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

          FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
          We are an applied technology and advanced materials company. We are a leader in the commercialization of carbon fibers through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products. In addition to manufacturing carbon fibers, we produce an intermediate product that we refer to as technical fiber, a stabilized and oxidized acrylic fiber used in flame and heat-resistant applications. We have spent over ten years developing our proprietary technology and manufacturing processes. We believe that we are the largest manufacturer primarily focused on producing low-cost carbon fibers for commercial applications.
          The Company’s primary business segments are based on product lines and include Carbon Fibers and Technical Fibers. The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers used to manufacture aircraft brake pads for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fiber and Technical Fiber segments are located geographically in North America and Hungary.
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
          In addition, in October 2007, we purchased for $35 million the Guadalajara, Mexico-based Crysel acrylic fiber manufacturing assets of Cydsa, a large publicly traded Mexican chemical and industrial company. We estimate the total investment will be approximately $100 million to purchase the facility, to retool and modify the plant, to produce acrylic precursor and to install the initial four carbon fiber lines. As of December 31, 2007, we have incurred approximately $1.6 million additional costs to ready the facility for production. We expect that precursor production will begin before the end of fiscal 2008. We plan to install four continuous carbonization lines during the first quarter of fiscal 2009 at the Mexico facility. We believe the acquisition of the Mexico plant gives us the opportunity to increase our manufacturing capacity of precursor and increase our carbon fiber lines at favorable costs.
          Since fiscal 2005, there has been a structural shift in the carbon fiber market. Strong demand from the higher-cost aerospace applications has caused a shortage in supply for the commercial applications that we supply. During this period, we have experienced rapid growth due to sharply increased demand for commercial carbon fibers, primarily from producers of large composite blades used in wind turbines. We believe that, over the past three years, there has been increased interest in and usage of carbon fibers in the oil exploration, automotive and construction end markets. Our revenue has increased from $34.5 million in fiscal 2004 to $150.9 million for fiscal 2007. To support this growth, we expanded our manufacturing capacity from two continuous carbonization lines in operation at the beginning of fiscal 2004 to our current 18 lines.
          The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber such as wind turbines; (2) increases in our manufacturing capacity; and (3) the significant price increases that we have successfully implemented. We would expect that our net sales in future periods will continue to be affected by the first and second of these factors. Although we implemented selected price increases as of January 1, 2008, we cannot predict whether we will be able to implement in the future price increases similar to those we implemented in the recent past. The net sales of our Technical Fiber segment have been affected in the past, and we expect will continue to be affected in the foreseeable future, by available manufacturing capacity and the demand and order patterns resulting from aircraft brake manufacturers and heat and flame resistant applications.
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
          During fiscal 2007, we entered into long-term supply contracts with several of our key customers. In May 2007 we entered into a new contract with Vestas Wind Systems under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $300 million of carbon fibers in increasing volumes over the contract’s five-year term. In August 2007, we entered into a new contract with Gamesa Group, under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $142 million of carbon fibers over the contract’s five-year term. In June 2007, we entered into a contract with DeWind Incorporated under which we estimate, based on current prices, that we will supply approximately $30 million of carbon fibers over the contract’s three-year term.
RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006
          The Company’s sales increased 32.3%, or $9.8 million, to $40.1 million in the first quarter of fiscal 2008 from $30.3 million in the first quarter of fiscal 2007. Carbon fiber sales increased 61.5%, or $13.0 million, to $34.1 million in the first quarter of fiscal 2008 from $21.1 million in the first quarter of fiscal 2007 as production and sales of wind energy orders continued to grow. The Company’s carbon fiber sales benefited from a price increase on January 1, 2007, the newly added capacity in Hungary of seven carbon fiber lines since June 30, 2006 and the continued improvement in the operations of the Abilene facility. Technical fiber sales decreased 40.9%, or $3.5 million, to $5.0 million in the first quarter of fiscal 2008 from $8.5 million in the first quarter of fiscal 2007. Technical fiber sales decreased as shipments to its primary aircraft brake customers decreased their inventory levels at their fiscal year end. Production of technical fiber products continued normally, resulting in increased inventory levels. Sales of other products and services increased $0.3 million to $0.9 million during the first quarter of fiscal 2008 from $0.6 million during fiscal 2007 related to our Energy sales division.
          The Company’s cost of sales increased by 30.7%, or $6.9 million, to $29.3 million in the first quarter of fiscal 2008 from $22.4 million in the first quarter of fiscal 2007. Carbon fiber cost of sales increased by 51.5%, or $8.5 million, to $25.0 million for the first quarter of fiscal 2008 from $16.5 million for the first quarter of fiscal 2007. The increase in carbon fiber cost of sales reflected increased sales of 61.5% discussed above offset by increased margins due to greater volumes and improved efficiencies of the installed carbon fiber lines at the Abilene, Texas facility. Technical fiber cost of sales decreased $2.0 million, or 34.5%, to $3.7 million for the first quarter of fiscal 2008 from $5.7 million for the first quarter of fiscal 2007. The decrease in technical fiber cost of sales resulted from the decreased sales of 40.9% discussed above. The cost of sales of the other products increased for the first quarter ended fiscal 2008 to $0.7 million compared to the first quarter ended fiscal 2007 of $0.3 million.
          The Company’s gross profit increased by 37.1%, or $2.9 million, to $10.8 million in the first quarter of fiscal 2008 from $7.9 million in the first quarter of fiscal 2007. Carbon fiber gross profit percentage increased to 26.9% for the first quarter of fiscal 2008 compared to 22.0% for the first quarter of fiscal 2007. Carbon fiber gross profit increased from $4.6 million to $9.2 million during these same respective periods. The increase in carbon fiber gross profit and gross profit percentage resulted due to greater volumes and improved efficiencies of the installed carbon fiber lines at the Abilene, Texas facility and in Hungary. Technical fiber gross profit decreased from $2.8 million, or 33% of sales, in the first quarter of fiscal 2007 to $1.3 million, or 26.2% of sales, during the corresponding period of fiscal 2008. The decrease in technical fiber gross profit and gross profit percentage resulted from decreased shipments to its primary aircraft brake customers, as discussed above. The gross profit of the other products decreased for the first quarter ended fiscal 2008 to $0.3 million compared to the first quarter ended fiscal 2007 of $0.4 million.
          Application and market development costs were $1.9 million in the first quarter of fiscal 2008 and $1.6 million in the first quarter of fiscal 2007. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase included expenses associated with application development of the towpreg product at the Company’s prepreg facility in Utah.
          Selling, general and administrative expenses for continuing operations were $4.1 million in the first quarter of fiscal 2008 compared to $3.2 million reported for the first quarter of fiscal 2007. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume, particularly at our Hungarian operations. The Company also recorded $0.5 million for the cost of employee services received in exchange for equity instruments under SFAS 123-(R) during the first quarter of fiscal 2008, an increase of $0.4 million above first quarter fiscal 2007 expense.
          Operating income from the first quarter of fiscal 2008 was $4.8 million, an increase of $1.8 million from the operating income of $3.0 million incurred during the first quarter of fiscal 2007. This improvement resulted primarily from an increase in gross profit of $2.9 million, but offset by an increase in staffing of management positions to meet the demands of growing sales and production volume, particularly at our Hungarian operations. Carbon fiber operating income improved from $2.7 million in the first quarter of fiscal 2007 to $7.8 million in the first quarter of fiscal 2008. The improvement related to the increase in production and sales as the Company added new capacity at its Hungarian facility, increased prices and improved production efficiency at its Abilene facility. Operating income from technical fibers decreased from $2.5 million in the first quarter of fiscal 2007 to $0.1 million in the first quarter of fiscal 2008 due to decreased shipments to aircraft brake customers. Other products/ headquarters operating loss increased from a loss of $2.1 million in the first quarter of fiscal 2007 to a loss of $3.1 million in fiscal 2008 due to increases in administrative headcount and salaries in Hungary to support the production growth and an increase of $0.4 million during the first quarter of fiscal 2008 for the cost of employee services received in exchange for equity instruments under SFAS 123-(R).
          Interest expense was approximately $0.7 million in the first quarter of fiscal 2008 compared to $1.0 million in the corresponding period of fiscal 2007. As investors continue to convert their outstanding convertible debt into shares, the Company’s cost of interest on the related debt is reduced.
          Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $1.6 million for the first quarter of fiscal 2008 compared to $1.3 million for the first quarter of fiscal 2007. The increase in amortization resulted from the expensing of the beneficial conversion feature related to a partial conversion of the May, July and October 2006 issuances (see “—Liquidity and Capital Resources”).
          During fiscal 2007, an additional $6.4 million warrant issue expense was recorded as the Company entered into an amendment of its previously announced convertible debt financing package with institutional investors under which the Company issued the investors warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share.
          Interest income was $1.2 million in the first quarter of fiscal 2008 compared to $0.4 million in fiscal 2007. The increase was primarily a result of interest earned on short-term investment of cash received from our public offering in August 2007.
          Gain on value of warrants and conversion feature, was $0.2 million for the first quarter of fiscal 2007 (see “—Liquidity— Financing”). There were no outstanding warrants or convertible debt with derivative features as of September 30, 2007 or subsequently.
          Other expense, net, was of $0.1 million in the first quarter of fiscal 2008 compared to $0.3 million for the first quarter of fiscal 2007.
          Income tax expense was $1.0 million for the first quarter of fiscal 2008 compared to $0.2 million for the corresponding period in the prior year. A valuation allowance was recorded against the income tax benefit resulting from the pre-tax loss in fiscal 2007 due to uncertainties in the Company’s ability to utilize net operating loss carryforward in the future. An income tax expense of $0.5 million was recorded for the first quarter of fiscal 2008, as we established a deferred tax liability for book to tax differences within the Hungarian operation. An increase of tax expense of $0.3 million was recorded in the first quarter of fiscal 2007 related to local taxes for the Hungarian operations.

          The foregoing resulted income from continuing operations of $2.5 million for fiscal 2008 compared to a loss of $5.6 million for fiscal 2007. Similarly, the Company reported income from continuing operations per share of $0.07 and a loss of $0.22 on a basic and diluted basis for fiscal 2007 and 2006, respectively. The weighted average common shares outstanding were 34.1 million and 25.9 million for fiscal 2008 and 2007, respectively.
          The loss from discontinued operations was $0.0 million for the first quarter ended fiscal 2007. The Company did not report discontinued operations for the first quarter of fiscal 2008 as these divisions are immaterial to the Company’s overall operations.
Liquidity and Capital Resources
          The Company believes its cash currently on hand and cash flow from operations should be sufficient to fund near-term liquidity needs. During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. Under this registration statement, the Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. In August 2007, the Company completed a public offering of 3,615,000 shares of common stock (excluding 385,000 shares sold by certain selling shareholders) and realized net proceeds of approximately $131.5 million. Accordingly, there remain approximately $209.9 million of securities which may be sold by the Company under the shelf offering. Although the Company has no plans for another offering, the Company could use the proceeds from future sales of securities for general corporate purposes, including capital expenditures, acquisitions and debt repayments. Since the end of fiscal year 2007, the Company has spent approximately $40.0 million in cash for the acquisition of the new Mexico facility and capital expenditures for the Mexico facility, including $3.4 million in refundable VAT tax.
     Cash Provided By (Used In) Continuing Operating Activities
          Operating activities used $0.8 million of cash for the first quarter of fiscal 2008 compared to cash provided of $2.8 million in the first quarter of fiscal 2007. Inventory levels increased during the first quarter of fiscal 2008 as the major aircraft brake customers reduced their inventory levels for their fiscal year end. Cash flows were also negatively affected by $3.4 million paid for VAT related to the acquisition of the plant, property and equipment in Mexico. The timing of cash payments to vendors resulted in an additional $7.2 million of cash used in the first quarter of fiscal 2008 compared to the first quarter 2007. Cash flows were positively affected by an improvement in cash collected of $6.5 million when comparing the two quarters. Improvements were also realized as the result of increased operating income as sales and margins continue to improve. The Company implemented a price increase on carbon fiber and technical fiber products on January 1, 2007. The Company’s sales benefited from the newly added capacity in Hungary of seven carbon fiber lines since June 30, 2006. The Company anticipates continuing to improve future cash flows from operations as it implements another price increase as of January 1, 2008, gains operating efficiency and adds capacity.
     Cash Provided By Discontinued Operating Activities
          Net cash provided by discontinued operating activities was $0.8 million for the first quarter of fiscal 2007. This was due primarily to collection of receivables and sales of inventory as the Company exited its netting and thermoplastic divisions. The Company is not segregating the amounts related to these activities during fiscal 2008 as they are immaterial to the Company’s overall operations.
     Cash Used In Investing Activities
          Net cash used in investing activities for the first quarter of fiscal 2008 was $56.4 million which consisted of capital expenditures of $12.5 million to expand production lines of the Company’s precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products and $35.0 million to acquire the new Mexico facility for production capabilities. This was offset by $0.8 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 4 to the condensed consolidated financial statements).
          Net cash used in investing activities for the first quarter of fiscal 2007 was $5.7 million which consisted of capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines and an decrease in restricted cash.
          Restrictions on cash increased by $9.7 million during the first quarter of fiscal 2008 as the Company incurred financing commitments to post the $23.5 million bond related to ongoing litigation. Restrictions on cash decreased by $6.6 million during the first quarter of fiscal 2007 as the Company entered into an amendment of its revolving credit facility which provided that the letter of credit previously collateralized by the Company’s cash will be collateralized by the availability under the credit facility, thereby eliminating the restriction.

          Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber production capacity. The Company expects capital expenditures to increase in connection with the expansion and acquisition of our Mexico facility. We plan to retrofit to produce precursor and to install carbon fiber lines to meet the increased demand for carbon fiber.
     Cash Provided By Financing Activities
          Net cash used in financing activities was $0.8 million for the first quarter of fiscal 2008 as the Company repaid a portion of its Hungarian bank note. Net cash provided by financing activities was $29.8 million for the first quarter of fiscal 2007. The cash provided was a result of a $7.5 million convertible debt issuance, a $10 million loan from the Company’s Chief Executive Officer to help fund a bond related to the SP case, and $12.7 million received from the exercise of warrants and stock options.
Future Contractual Obligations
          In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2007. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 4 and 5 to the condensed consolidated financial statements for discussion of the Company’s debt agreements.

		Less than
	Total	1 year	1-3 years
Convertible debentures (a)	$23,349	$11,077	$12,272
Long-term debt, including current maturities (a)	8,299	8,299	—

Total debt	31,648	19,376	12,272
Operating leases	163	40	123

Total debt and operating leases	31,811	19,416	12,395
Contractual interest payments (b)	1,920	1,346	574
Accrued litigation cost (c)	24,384	24,384	—
Purchase obligations (d)	2,560	2,560	—

Total contractual obligations	$60,675	$47,706	$12,969

     The future contractual obligations and debt could be reduced by up to $23.3 million in exchange for up to 0.9 million shares of common stock. The following table sets forth our contractual obligations on a pro forma basis assuming all the convertible debt was converted on December 31, 2007.

	Conversion		Less than
	price	Total	1 year	1-3 years
Total contractual obligation		$60,675	$47,706	$12,969

May 2006 issuance	$25.51	(14,600)	(7,300)	(7,300)
July and October 2006 issuance	$25.51	(8,749)	(3,777)	(4,972)
Interest payments		(1,920)	(1,345)	(575)

Total contractual obligations assuming conversion on December 31, 2007		$35,406	$35,284	$122

          The future contractual obligations and debt could be reduced by up to $23.3 million in exchange for up to 0.9 million shares of common stock if all the convertible debt was converted on December 31, 2007 (amounts in thousands).
As of February 8, 2007, the last reported sale price of the Company’s common stock was $31.78 per share.
(a)	Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $12.7 million.

(b)	Amounts represent the expected cash payment for interest on our debt.

(c)	Amount includes $18.6 million accrued for potential damages and litigation cost related to SP Systems case and $5.8 million related to the investment banker case and other pending litigation. See Note 8 to the condensed consolidated financial statements.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
Fiscal 2008 Financing Activity
          During the first quarter of fiscal 2008, certain investors converted an aggregate of $2.9 million aggregate principal and interest on convertible debt privately placed in the May, July and October 2006 issuances into 111,739 shares of common stock at conversion prices of $25.51, which was recorded into shareholders’ equity as of December 31, 2007. The Company recorded a non-cash charge of $1.4 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.
          The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. As of December 31, 2007, the stock price was above the conversion price for all issuances. Therefore, the Company does not anticipate that any of its lenders will demand cash repayment in the near future. Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares.
Fiscal 2007 Financing Activity
          During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of securities with an aggregate public offering price of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. The registration statement provides that the Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. On August 14, 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
Bond Related to SP Systems Case
          In December 2006, the Company obtained the financing to post a bond of up to $40.0 million, which represented the potential bond necessary in connection with the continuing defense of the SP Systems case. The Company raised the financing with a $10.0 million loan commitment from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5%, a $10.0 million loan commitment from the Company’s Chief Executive Officer at 8% interest , the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional shareholders and the remainder with the Company’s cash on hand.
          In April 2007, the Company reported the results of various post-trial motions in ongoing litigation against its Zoltek Corporation subsidiary brought by SP Systems (see Note 4 to the condensed consolidated financial statements). The Company posted a supersedeas bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of December 31, 2007, the letter of credit is collateralized by $23.5 million of restricted cash. The Company repaid the loan from to the Chief Executive Officer during the fourth quarter of fiscal 2007.
Hungarian Government Grant
          The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $16.8 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Through December 31, 2007, Zoltek’s Hungarian subsidiary received approximately $10.4 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense.
          The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of 21.7 billion HUF (approximately $125.4 million); fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
Convertible Debt
          During fiscal 2007, certain investors converted an aggregate of $6.5 million aggregate principal and interest on convertible debt privately placed in the May 2006 and February 2003 issuances into 920,391 shares of common stock at conversion prices of $25.51 and $3.50 per share, respectively, which was recorded into shareholders’ equity as of September 30, 2007. The Company recorded a non-cash charge of $2.8 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt. Investors also converted during fiscal 2007an aggregate of $28.3 million principal and interest on convertible debt privately placed in the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock at conversion prices of $12.50, $12.50 and $13.07 per share, respectively, which was recorded into shareholders’ equity. The Company recorded a non-cash charge of $3.3 million to amortization of financing fees and debt discount representing the remaining unamortized debt discount and deferred financing fees associated with the converted debt.
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
          Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant term of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
OUTSTANDING CONVERTIBLE DEBT ISSUANCES

	MAY	JULY	OCTOBER
	2006(1)	2006(1)	2006(1)
Amount of debenture (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances have a beneficial conversion feature.

Warrant and Conversion Features
          In January, March and October 2004 and February 2005, the Company issued convertible notes and warrants that required the Company to register the resale of the shares of common stock issuable upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock,” which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. The Company recorded the fair value of the conversion feature and warrants as long-term liabilities. The Company was required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations as “Loss on value of warrants and conversion feature.”
          As of September 30, 2007, all such convertible notes and warrants had been exercised. See table below for impact on the results for three months ended December 31, 2006 (amounts in thousands).

	Three months ended December 31, 2006
		Conversion
	Warrants	Features	Total
January 2004 issuance — mark to market	$204	$—	$204

Gain on value of warrants and conversion feature	$204	$—	$204

Amortization of Financing Fees and Debt Discount
          At the time of issuance of convertible debt securities with warrants, the Company recorded the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount was recorded as a reduction in the carrying value of the convertible debt security that is accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security is converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants is recorded as a reduction to additional paid-in capital at the time of conversion.
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
          See the table below for impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2007 and 2006 (amounts in thousands).

	Quarter Ended December 31, 2007
		Conversion
	Warrants	Features	Total
May 2006 issuance	$416	$614	$1,030
July 2006 2005 issuance	73	90	163
October 2006 issuance	117	133	250

	$606	$837	$1,443

Deferred financing costs			111

Total			$1,554

	Quarter Ended December 31, 2006
		Conversion
	Warrants	Features	Total
September 2005 issuance	$61	$—	$61
December 2005 issuance	109	—	109
February 2006 issuance	77	172	249
May 2006 issuance	233	343	576
May 2006 issuance	22	27	49
July 2006 issuance	35	41	76

	$537	$583	$1,120

Deferred financing costs			183

Total			$1,303

          The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	December 31, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$3,994	$5,897	$9,891
July 2006 issuance	527	634	1,161
October 2006 issuance	779	896	1,675

	$5,300	$7,427	$12,727

Debt acquisition cost and financing fees			796

Total			$13,523

	September 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$4,728	$6,981	$11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	$15,255

Debt acquisition cost and financing fees			985

Total			$16,240

Legal
          Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of December 31, 2007, the Company had recorded an accrual of $24.4 million for legal liabilities.
          In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. The appeal was argued in January 2008 and a ruling from the appeals court is pending. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of December 31, 2007, the Company’s accrual with respect to this matter has been reduced to $18.5 million due to litigation cost incurred during the first quarter. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.

          In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming $2.5 million in cash and approximately 92,000 warrants. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not made payments of any portion of this obligation or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual as of December 31, 2007 to $5.9 million. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of 92,000 warrants valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price. The Company expects to adjust the recorded liability for this potential warrant issuance as the Company’s stock price materially increases or decreases. These charges or income could be material. If negotiations for settlement of this case are unsuccessful, this matter could have a material adverse effect on our results of operations, financial condition or cash flow.
          The Company is a party to various other claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
NEW ACCOUNTING PRONOUNCEMENTS
          Effective October 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — and Interpretation of FASB No. 09 (“FIN 48”). FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model as to how a company should recognize, present and disclose in is financial statements uncertain tax positions that a company has taken or expects to take on its tax return. FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the positions and all relevant facts. Furthermore, based on this presumption, FIN 489 requires that the financial statements reflect expected future consequences of such positions.
          Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized. The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome. FIN 48 substantially changes the applicable accounting model (as the prior model followed the criteria of FAS 5, Accounting for contingencies, recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.
          FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.
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
          The Company views as long-term its investment in Zoltek Zrt. and Zoltek de Mexico, which have a functional currency other than the U.S. dollar. As a result, Zoltek Zrt. and Zoltek de Mexico are exposed to foreign currency risks related to this investment. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt or Zoltek de Mexico. In terms of foreign currency translation risk, the Company is exposed to Zoltek Zrt.’s functional currency, which is the Hungarian Forint and Zoltek de Mexico, which is the Mexican Peso. Hungary and Mexico are not considered to be a highly inflationary or deflationary economy. As of December 31, 2007, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $119.4 million and a long-term loan with its Zoltek de Mexico subsidiary of $40.5 million. The Company does not expect the loan to be repaid in the near future. In fact the Company expects the loan to increase as the Company continues to invest in the expansion of its carbon fiber operations at its Hungarian facility and its installation of its precursor and carbon fiber operations at its Mexican facility. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the Hungarian Forint.
* * *
Special Note Regarding Forward-Looking Statements
          The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company’s actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties consist of a number of factors, including the Company’s ability to re-activate its formerly idle manufacturing facilities on a timely and cost-effective basis, meet current order levels for carbon fibers, successfully add new capacity for the production of carbon fiber and precursor raw material, execute plans to exit its specialty products business and reduce costs, achieve profitable operations, maintain its Nasdaq National Market listing, raise new capital and increase its borrowing at acceptable costs, manage changes in customers’ forecasted requirements for the Company’s products, continue investing in application and market development, manufacture low-cost carbon fibers and profitably market them, and penetrate existing, identified and emerging markets, as well as other matters discussed herein.
          This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, investors should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, the Company does not plan to publicly update or revise any forward-looking statements contained herein after we distribute this quarterly report, whether as a result of any new information, future events or otherwise.
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
          Based on the Company’s evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management’s assessment of internal control over financial reporting as of September 30, 2007, its Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, its disclosure controls and procedures were ineffective.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company’s internal control over financial reporting as of September 30, 2007, we had identified the following control deficiencies that represented material weaknesses in the Company’s internal control over financial reporting as of September 30, 2007, which also existed as of December 31, 2007.
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
Changes in Internal Control Over Financial Reporting
          There was no change in the Company’s internal control over financial reporting during first quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Remediation Initiatives and Interim Measures
As discussed, management has identified certain material weaknesses that exist in the Company’s internal control over financial reporting and is taking steps to strengthen its internal control over financial reporting. Management is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company’s overall control environment.
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

ZOLTEK COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
               See Note 8 of the Notes to Consolidated Financial Statements for a summary of the Company’s current legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
                    The registrant’s annual meeting of shareholders was held January 30, 2008, and at such meeting the shareholders considered and voted upon the following:
1.	Zsolt Rumy and Charles A. Dill were re-elected as Class III directors of the registrant, with the results of the voting as follows:

	Votes for	Votes withheld
Zsolt Rumy	22,795,847	11,035,264
Charles A. Dill	27,821,301	6,009,810
2.	The proposal to approve the Zoltek Companies, Inc. 2008 Director Incentive Plan, with the results of the voting as follows:

Votes for:	12,276,760
Votes against:	8,934,049
Votes withheld:	85,015
3.	The proposal to approve the Zoltek Companies, Inc. 2008 Long-Term Incentive Plan, with the results of the voting as follows:

Votes for:	17,875,453
Votes against:	3,348,375
Votes withheld:	71,996
4.	The proposal to approve the ratification of Grant Thornton, LLP as the Company’s independent registered public accounting firm, with the results of the voting as follows:

Votes for:	29,138,671
Votes against:	147,125
Votes withheld:	40,031
Item 6. Exhibits.
See Exhibit Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc.
(Registrant)

Date: February 11, 2008	By:	/s/ KEVIN SCHOTT
Kevin Schott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Third Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.