Form 10-K/A
period 2007-09-30
ZOLTEK COMPANIES INC
filed 2008-06-26
CIK 890923

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, as originally filed on December 7, 2007 (the “Original Report”), and is being filed solely for the purpose of amending portions of Part II, Item 8 “Financial Statements and Supplemental Data” and Part IV, Item 15 “Exhibits, Financial Statement Schedules” to include certain information regarding developments that occurred since the Original Report was filed, as set forth below.
     In April 2008, the Registrant’s management identified two payments by a subsidiary in the amounts of $175,000 and $75,000 in September 2007 and January 2008, respectively, that were not properly authorized or reported in the Registrant’s financial statements. The two payments were made by the Registrant’s Hungarian subsidiary at the direction of Kevin J. Schott, the former Chief Financial Officer of the Registrant. On May 2, 2008, Mr. Schott agreed to resign as Chief Financial Officer of the Registrant and paid the Registrant $250,000. The Audit Committee and management immediately initiated an investigation into the circumstances of the payments and to determine whether there were other transactions that were not properly authorized or recorded. On May 5, 2008, following a review by the Audit Committee, the Registrant filed a Current Report on Form 8-K reporting that it had determined that its previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended should no longer be relied upon pending completion of the Audit Committee’s investigation.
     Zsolt Rumy, Chairman and Chief Executive Officer of the Registrant, is serving as Chief Financial Officer on an interim basis, and the Registrant is conducting a search for a permanent Chief Financial Officer. In connection with Mr. Schott’s resignation, the Registrant and Mr. Schott entered into a separation agreement under which Mr. Schott agreed to resign from the Registrant as of May 2, 2008, Mr. Schott paid the Registrant $250,000, and the Registrant agreed to pay him his salary and routine employee benefits through that date. The Registrant released Mr. Schott from claims arising out of the above-described payments that were not properly authorized or recorded and Mr. Schott released the Registrant from claims arising out of his employment and agreed to cooperate with the Registrant in connection with matters relating to his employment.
     The Audit Committee has conducted its accounting investigation, including with respect to the circumstances of the two payments and whether there were additional payments that were not properly authorized or recorded in the Registrant’s financial statements. The Audit Committee’s investigation included specified forensic audit procedures conducted by the Registrant’s internal accounting staff and additional procedures developed and performed by forensic accounting experts of an independent accounting firm. The Audit Committee’s investigation has concluded and, based upon the forensic accounting procedures performed, did not detect the existence of other transactions that were not properly authorized or recorded.
     The Audit Committee has discussed the results of its accounting investigation, including the report of the independent forensic accountants, with the Registrant’s independent registered public accounting firms. The Registrant has concluded that the Registrant’s previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended can be relied upon, and that no restatement of these financial statements is required. Management and the Audit Committee assessed the aggregate $250,000 amount under Staff Accounting Bulletin 99 and Staff Accounting Bulletin 108 and determined that the misstatement was not material to the results reflected in the consolidated financial statements. The $250,000 aggregate amount of the two unauthorized payments has been recorded below operating income as other expense in the Registrant’s consolidated statements of operations for the three and six months ended March 31, 2008. To reflect the receipt of the payment from Mr. Schott, the Registrant will record $250,000 below operating income as other income in the Registrant’s consolidated statements of operations for the three and nine months ended June 30, 2008. The Registrant is concurrently filing this amendment to its previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and an amendment to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 to reflect the above-described developments.
     On May 13, 2008, the Registrant received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Registrant retain certain records and produce information and documents related to matters disclosed in the Registrant’s Current Report on Form 8-K filed May 5, 2008. The Registrant has advised the staff that it will cooperate fully with its investigation.
     This Form 10-K/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on December 7, 2007. Accordingly, this Form 10-K/A should be read in conjunction with all of the Registrant’s periodic filings, including any Current Reports on Form 8-K and the Registrant’s Form 10-Q/A for the quarter ended December 31, 2007 and Form 10-Q for the quarter ended March 31, 2008, filed with the SEC subsequent to the filing date of the Original Report.

ZOLTEK COMPANIES, INC.
INDEX

PART II.

Item 8. Financial Statements and Supplementary Data	3

PART IV.

Item 15. Exhibits and Financial Statement Schedules	30
Signatures
Exhibit Index
Consent of Grant Thornton LLP
Consent of PricewaterhouseCoopers LLP
Certification of Chief Executive Officer and Chief Financial Officer
Certification of Chief Executive Officer and Chief Financial Officer

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

/s/ Zsolt Rumy
Zsolt Rumy
Chief Executive Officer and Chief Financial Officer
June 26, 2008

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

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 7, 2007 (except for Note 13, as to which the date is June 26, 2008.)

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
December 27, 2006

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$121,761	$10,802
Restricted cash	13,815	6,634
Accounts receivable, less allowance for doubtful accounts of $729 and $718, respectively	37,495	17,009
Inventories, net	27,941	21,721
Other current assets	10,858	6,915

Total current assets	211,870	63,081
Property, plant and equipment, net	188,801	122,284
Other assets	2,928	2,319

Total assets	$403,599	$187,684

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt	$13,813	$1,365
Trade accounts payable	17,253	11,935
Legal liabilities	24,543	23,725
Accrued expenses and other liabilities	8,305	6,014

Total current liabilities	63,914	43,039

Hungarian grant, long-term	7,969	—
Deferred Tax Liabilities	4,046	—
Value of warrants and beneficial conversion feature associated with convertible debt obligations	—	903
Other long-term liabilities	52	79
Long-term debt, less current maturities	6,851	32,002

Total liabilities	82,832	76,023

Commitments and Contingencies (see Note 8)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 33,653,735 and 25,652,982 shares issued and outstanding in 2007 and 2006, respectively	337	258
Additional paid-in capital	476,205	287,299
Accumulated other comprehensive income (loss)	8,249	(14,389)
Accumulated deficit	(164,024)	(161,507)

Total shareholders’ equity	320,767	111,661

Total liabilities and shareholders’ equity	$403,599	$187,684

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
RECENT ACCOUNTING PRONOUNCEMENTS
     FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.
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

13. SUBSEQUENT EVENTS
     In April 2008, the Company’s management identified two payments by a subsidiary in the amounts of $175,000 and $75,000 in September 2007 and January 2008, respectively, that were not properly authorized or recorded in the Company’s financial statements. The two payments were made by the Company’s Hungarian subsidiary at the direction of Kevin J. Schott, the former Chief Financial Officer of the Company. On May 2, 2008, Mr. Schott agreed to resign as Chief Financial Officer of the Company and paid the Company $250,000. Management promptly advised the Audit Committee of its Board of Directors and its independent registered public accounting firm of the two payments that were not properly authorized or recorded. The Audit Committee and management immediately initiated an investigation into the circumstances of the payments and to determine whether there were other transactions that were not properly authorized or recorded. On May 5, 2008, following a review by the Audit Committee, the Company filed a Current Report on Form 8-K reporting that it had determined that its previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended should no longer be relied upon pending completion of the Audit Committee’s investigation.
     In connection with Mr. Schott’s resignation, the Company and Mr. Schott entered into a separation agreement under which Mr. Schott agreed to resign from the Company as of May 2, 2008, Mr. Schott paid the Company $250,000, and the Company agreed to pay him his salary and routine employee benefits through that date. The Company released Mr. Schott from claims arising out of the above-described payments that were not properly authorized or recorded and Mr. Schott released the Company from claims arising out of his employment and agreed to cooperate with the Company in connection with matters relating to his employment.
     The Audit Committee has conducted its accounting investigation, including with respect to the circumstances of the two payments and whether there were additional payments that were not properly authorized or recorded in the Company’s financial statements. The Audit Committee’s investigation included specified forensic audit procedures conducted by the Company’s internal accounting staff and additional procedures developed and performed by forensic accounting experts of an independent accounting firm. The Audit Committee’s investigation has concluded and, based upon the forensic accounting procedures performed, did not detect the existence of other transactions that were not properly authorized or recorded.
     The Company has concluded that the Company’s previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended can be relied upon, and that no restatement of these financial statements is required.
     Management and the Audit Committee assessed the aggregate $250,000 amount under Staff Accounting Bulletin 99 and Staff Accounting Bulletin 108 and determined that the misstatement was not material to the results reflected in the consolidated financial statements. The $250,000 aggregate amount of the two unauthorized payments has been recorded below operating income as other expense in the Company’s consolidated statements of operations for the three and six months ended March 31, 2008. To reflect the receipt of the payment from Mr. Schott, the Company will record $250,000 below operating income as other income in the Company’s consolidated statements of operations for the three and nine months ending June 30, 2008. The Company is concurrently filing amendments to its previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 to reflect the above-described developments.
     On May 13, 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008. The Company has advised the staff that it will cooperate fully with its investigation.
     On October 3, 2007, the Company purchased the Guadalajara, Mexico-based Crysel acrylic fiber manufacturing assets of Cydsa, a large publicly traded Mexican chemical and industrial company. The Company has begun retooling and modifying the newly acquired facility to supply Zoltek’s North American operations with low-cost precursor, the principal raw material used in manufacturing carbon fibers. The Company expects the facility will serve as a site for additional carbon fiber production lines supporting Zoltek’s strategic goal of achieving $500 million in annual sales of its high-performance commercial grade carbon fibers by fiscal year 2011.
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
RATIO OF EARNINGS AVAILABLE TO COVER FIXED CHARGES
     The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated is as follows:

	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003	2002
Ratio of earnings available to cover fixed charges (i)	—	—	—	—	—	—

(i)	Due to our losses in fiscal years 2002, 2003, 2004, 2005, 2006 and 2007, there was a deficiency of earnings to cover fixed charges in each such period. Additional earnings of $9.4 million, $11.9 million, $16.7 million, $37.5 million, $64.9 million and $2.0 million would have been required in each of such periods, respectively, for earnings to cover fixed charges.
(3) The following exhibits are filed herewith or incorporated by reference herein, as indicated:

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant dated October 7, 1992, filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-143996) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Articles of Incorporation of the Registrant dated February 15, 1996, filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-143996) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Articles of Incorporation of the Registrant dated February 7, 1997, filed as Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-143996) and incorporated herein by reference.

3.4	Restated By-Laws of the Registrant dated September 22, 1992, filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-143996) and incorporated herein by reference.

4.10	Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) and incorporated herein by reference.

4.11	Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant’s Common Stock, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.12	Subordinated Convertible Debenture Purchase Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.13	Form of Subordinated Debenture, filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.14	Form of Warrant, filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.15	Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.16	Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.17	Form of Warrant, filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.18	Securities Purchase Agreement, dated as of March 11, 2004, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.19	Form of 6% Convertible Debenture, filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.20	Form of Warrant, filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.21	Loan and Warrant Agreement, dated as of October 14, 2004, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.22	Security Agreement, dated as of October 14, 2004, filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.23	Mortgage Agreement, dated as of October 14, 2004, filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.24	Form of Warrant, filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.25	Loan and Warrant Agreement, dated as of February 9, 2005, by and among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.26	Form of Senior Convertible Note, dated as of February 9, 2005, filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.27	Form of Warrant, dated as of February 9, 2005, filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.28	Form of Registration Rights Agreement, dated as of February 9, 2005, filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.29	Loan and Warrant Agreement, dated as of September 29, 2005, among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.30	Form of Note, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.31	Form of Warrant, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.32	Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.33	Waiver and Consent, dated as of February 3, 2006, by and among the Registrant and the Lender parties thereto, filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated February 6, 2006, and incorporated herein by reference.

4.34	Amendment No. 1 to Loan and Warrant Agreement and Registration Rights Agreement among the Registrant and the Lender parties thereto, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.35	Form of Note, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.36	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.37	Amendment No. 2 to Loan and Warrant Agreement and Registration Rights Agreement, dated as of December 14, 2006, among the Registrant and the Lenders, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

4.38	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

10.1	Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

10.2	Zoltek Companies, Inc. Long Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference*

10.3	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 13, 1999, is incorporated herein by this reference*

10.4	Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

10.5	Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

10.6	Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

10.7	Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

10.8	First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

10.9	Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference*

10.10	Promissory Note, dated January 13, 2004, by and between Zoltek Properties, Inc. and Beal Bank, S.S.B. filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference, incorporated herein by reference.

10.11	Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

21	Subsidiaries of the Registrant**

23.1	Consent of Grant Thornton LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management compensatory plan or arrangement

**	Previously filed on December 7, 2007 with original filing of Form 10-K for fiscal year ended September 30, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.
ZOLTEK COMPANIES, INC.
(Registrant)

By	/s/ Zsolt Rumy

Zsolt Rumy, Chairman of the Board, President and
Chief Executive Officer and Chief Financial Officer
Date: June 26, 2008

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other accounts		Deductions		end
	of period	expenses	describe		describe		of period
RESERVE FOR DOUBTFUL ACCOUNTS	$729	$52	$—		$—		$781

RESERVE FOR INVENTORY VALUATION	$1,300	$—	$—		$655	(2)	$645

DEFERRED TAX VALUATION	$34,217	$—	$628	(5)	$5,087	(3)(4)(6)	$29,758

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end
	of period	expenses	describe	describe		of period
RESERVE FOR DOUBTFUL ACCOUNTS	$718	$306	$—	$295	(1)	$729

RESERVE FOR INVENTORY VALUATION	$3,100	$—	$—	$1,800	(2)	$1,300

DEFERRED TAX VALUATION	$22,401	$14,233	$—	$2,417	(3)	$34,217

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end
	of period	expenses	describe	describe		of period
RESERVE FOR DOUBTFUL ACCOUNTS	$981	$425	$—	$688	(1)	$718

RESERVE FOR INVENTORY VALUATION	$5,187	$—	$—	$2,087	(2)	$3,100

DEFERRED TAX VALUATION	$14,497	$7,904	$—	$		$22,401

(1)	Write-off of uncollectible receivable, net of recovery.
(2)	Reduction in inventory reserve for inventory items sold during fiscal 2005.
(3)	Expiration of capital loss carryforward and utilization against current foreign income taxes payable.
(4)	Removal of NOL’s related to non-qualified stock options and the related valuation allowance.
(5)	Addition of a valuation allowance on the Texas tax credits that were created from prior years Texas NOL. The credits are created and calculated under the newly enacted Texas margin tax law.
(6)	Prior Year true-ups.

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant dated October 7, 1992, filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Articles of Incorporation of the Registrant dated February 15, 1996, filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.

3.3	Certificate of Amendment of Restated Articles of Incorporation of the Registrant dated February 7, 1997, filed as Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.

3.4	Restated By-Laws of the Registrant dated September 22, 1992, filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.

4.10	Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) and incorporated herein by reference.

4.11	Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant’s Common Stock, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.12	Subordinated Convertible Debenture Purchase Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.13	Form of Subordinated Debenture, filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.14	Form of Warrant, filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated February 18, 2003 and incorporated herein by reference.

4.15	Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.16	Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.17	Form of Warrant, filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.18	Securities Purchase Agreement, dated as of March 11, 2004, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.19	Form of 6% Convertible Debenture, filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.20	Form of Warrant, filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (Reg. No. 333-115043) and incorporated herein by reference.

4.21	Loan and Warrant Agreement, dated as of October 14, 2004, filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.22	Security Agreement, dated as of October 14, 2004, filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.23	Mortgage Agreement, dated as of October 14, 2004, filed as Exhibit 4.4 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.24	Form of Warrant, filed as Exhibit 4.5 to Registrant’s Current Report on Form 8-K dated October 19, 2004 and incorporated herein by reference.

4.25	Loan and Warrant Agreement, dated as of February 9, 2005, by and among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.26	Form of Senior Convertible Note, dated as of February 9, 2005, filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.27	Form of Warrant, dated as of February 9, 2005, filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.28	Form of Registration Rights Agreement, dated as of February 9, 2005, filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.

4.29	Loan and Warrant Agreement, dated as of September 29, 2005, among the Registrant, the Lenders and the Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

Exhibit Number	Description

4.30	Form of Note, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.31	Form of Warrant, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.32	Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.33	Waiver and Consent, dated as of February 3, 2006, by and among the Registrant and the Lender parties thereto, filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated February 6, 2006, and incorporated herein by reference.

4.34	Amendment No. 1 to Loan and Warrant Agreement and Registration Rights Agreement among the Registrant and the Lender parties thereto, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.35	Form of Note, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.36	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.37	Amendment No. 2 to Loan and Warrant Agreement and Registration Rights Agreement, dated as of December 14, 2006, among the Registrant and the Lenders, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

4.38	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

10.1	Loan Agreement, dated December 29, 1989, by and between Zoltek Corporation and Southwest Bank of St. Louis, as amended by letter, dated August 13, 1992, filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) is incorporated herein by this reference

10.2	Zoltek Companies, Inc. Long Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference*

10.3	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 13, 1999, is incorporated herein by this reference*

10.4	Precursor Agreement, dated as of July 1, 1994, by and between Zoltek Corporation and Courtaulds Fibres Limited, filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.5.)

10.5	Materials Supply Agreement, dated as of June 15, 1994, by and between Zoltek Companies, Inc. and The B.F. Goodrich Company, filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated herein by this reference (An application for confidential treatment has been made for a portion of Exhibit 10.6.)

10.6	Promissory Note, dated November 14, 1994, by and between Zoltek Corporation and Southwest Bank of St. Louis, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by this reference

10.7	Credit Agreement, dated May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference

10.8	First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 18, 2003 is incorporated herein by reference

10.9	Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference*

10.10	Promissory Note, dated January 13, 2004, by and between Zoltek Properties, Inc. and Beal Bank, S.S.B. filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference, incorporated herein by reference.

10.11	Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

21	Subsidiaries of the Registrant**

23.1	Consent of Grant Thornton LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management compensatory plan or arrangement

**	Previously filed on December 7, 2007 with original filing of Form 10-K for fiscal year ended September 30, 2007