Form 10-Q/A
period 2007-12-31
ZOLTEK COMPANIES INC
filed 2008-06-26
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended December 31, 2007, as originally filed on February 11, 2008 (the “Original Report”), and is being filed solely for the purpose of amending portions of Part I, Item 1 “Financial Statements” and Part II, Item 6 “Exhibits” to include certain information regarding developments that occurred since the Original Report was filed, as set forth below.
     In April 2008, the Registrant’s management indentified two payments by a subsidiary in the amounts of $175,000 and $75,000 in September 2007 and January 2008, respectively, that were not properly authorized or reported in the Registrant’s financial statements. The two payments were made by the Registrant’s Hungarian subsidiary at the direction of Kevin J. Schott, the former Chief Financial Officer of the Registrant. On May 2, 2008, Mr. Schott agreed to resign as Chief Financial Officer of the Registrant and paid the Registrant $250,000. The Audit Committee and management immediately initiated an investigation into the circumstances of the payments and to determine whether there were other transactions that were not properly authorized or recorded. On May 5, 2008, following a review by the Audit Committee, the Registrant filed a Current Report on Form 8-K reporting that it had determined that its previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended should no longer be relied upon pending completion of the Audit Committee’s investigation.
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
     The Audit Committee has discussed the results of its accounting investigation, including the report of the independent forensic accountants, with the Registrant’s independent registered public accounting firms. The Registrant has concluded that the Registrant’s previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended can be relied upon, and that no restatement of these financial statements is required. Management and the Audit Committee assessed the aggregate $250,000 amount under Staff Accounting Bulletin 99 and Staff Accounting Bulletin 108 and determined that the misstatement was not material to the results reflected in the consolidated financial statements. The $250,000 aggregate amount of the two unauthorized payments has been recorded below operating income as other expense in the Registrant’s consolidated statements of operations for the three and six months ended March 31, 2008. To reflect the receipt of the payment from Mr. Schott, the Registrant will record $250,000 below operating income as other income in the Registrant’s consolidated statements of operations for the three and nine months ended June 30, 2008. The Registrant is concurrently filing this amendment to its previously filed Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 to reflect the above-described developments.
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
     This Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on February 11, 2008. Accordingly, this Form 10-Q/A should be read in conjunction with all of the Registrant’s periodic filings, including any Current Reports on Form 8-K, the Registrant’s Form 10-K/A for the fiscal year ended September 30, 2007 and Form 10-Q for the quarter ended March 31, 2008, filed with the SEC subsequent to the filing date of the Original Report.

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
11. NEW ACCOUNTING PRONOUNCEMENTS
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

Zoltek Companies, Inc.
(Registrant)

Date: June 26, 2008	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Third Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is filed herewith*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Previously filed on February 11, 2008 with original filing of Form 10-Q for three months ended December 31, 2007.