Form 10-Q
period 2008-03-31
ZOLTEK COMPANIES INC
filed 2008-06-26
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of June 24, 2008, 34,246,127 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
(Unaudited)

	March 31,	September 30,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$55,856	$121,761
Restricted cash	23,500	13,815
Accounts receivable, less allowance for doubtful accounts of $542 and $729 respectively	42,304	37,495
Inventories	39,767	27,941
Other current assets	11,893	10,858

Total current assets	173,320	211,870
Property and equipment, net	260,514	188,801
Other assets	1,744	2,928

Total assets	$435,578	$403,599

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$7,518	$13,813
Trade accounts payable	21,922	17,253
Legal liabilities	23,990	24,543
Accrued expenses and other liabilities	10,597	8,305

Total current liabilities	64,027	63,914
Long-term debt, less current maturities	5,234	6,851
Hungarian grant, long-term	11,719	7,969
Deferred tax liabilities	4,597	4,046
Other long-term liabilities	56	52

Total liabilities	85,633	82,832

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,055,762 and 33,653,735 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	346	337
Additional paid-in capital	485,184	476,205
Accumulated deficit	(157,109)	(164,024)
Accumulated other comprehensive income	21,524	8,249

Total shareholders’ equity	349,945	320,767

Total liabilities and shareholders’ equity	$435,578	$403,599

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Net sales	$49,581	$36,742	$89,653	$67,027
Cost of sales	35,556	26,154	64,869	48,588

Gross profit	14,025	10,588	24,784	18,439
Application and development costs	2,062	1,820	3,958	3,412
Selling, general and administrative expenses	3,653	2,910	7,725	6,152

Operating income from continuing operations	8,310	5,858	13,101	8,875
Other (expense) income:
Interest expense, excluding amortization of financing fees, debt discount, warrants and conversion feature	(374)	(471)	(1,051)	(1,531)
Amortization of financing fees and debt discount	(1,843)	(4,677)	(3,398)	(5,980)
Warrant issuance expense	—	—	—	(6,362)
Loss on value of warrants and conversion feature	—	(276)	—	(72)
Interest income	847	268	2,039	654
Other, net	(225)	(467)	(367)	(741)

Income (loss) from continuing operations before income taxes	6,715	235	10,324	(5,157)
Income tax expense	2,404	292	3,409	495

Net income (loss) from continuing operations	4,311	(57)	6,915	(5,652)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	—	51	—	(17)

Net income (loss)	$4,311	$(6)	$6,915	$(5,669)

Net loss per share:
Basic and diluted income (loss) per share:
Continuing operations	$0.13	$(0.00)	$0.20	$(0.21)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$0.13	$(0.00)	$0.20	$(0.21)

Weighted average common shares outstanding — basic	33,942,747	27,296,348	33,848,966	26,613,100
Weighted average common shares outstanding — diluted	34,041,851	27,296,348	34,007,284	26,613,100
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

		Add’l		Accumulated Other
	Common	Paid-In	Accumulated	Comprehensive	Total Shareholders’
	Stock	Capital	Deficit	Income	Equity

Balance, September 30, 2007	$337	$476,205	$(164,024)	$8,249	$320,767
Convertible debt converted	9	5,661	—	—	5,670
Stock option compensation expense	—	1,124	—	—	1,124
Restricted stock issued	—	1,251	—	—	1,251
Warrants exercised	—	150	—	—	150
Exercise of stock options	—	793	—	—	793
Net income	—	—	6,915	—	6,915
Foreign currency translation adjustment	—	—	—	13,275	13,275

Balance, March 31, 2008	$346	$485,184	$(157,109)	$21,524	$349,945

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Net income (loss)	$4,311	$(6)	$6,915	$(5,669)
Foreign currency translation adjustments	11,200	3,084	13,275	11,486

Comprehensive income (loss)	$15,511	$3,078	20,190	5,817

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$6,915	$(5,669)
Net loss from discontinued operations	—	17

Net income (loss) from continuing operations	6,915	(5,652)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	7,162	4,470
Amortization of financing fees and debt discount	3,398	5,980
Deferred taxes	1,306	—
Warrant issue expense	—	6,362
Loss on value of warrants and conversion feature	—	72
Foreign currency transaction losses	205	295
Stock option compensation expense	1,124	350
Changes in assets and liabilities:
Increase in accounts receivable	(2,866)	(4,565)
Increase in inventories	(13,034)	(4,581)
Increase in other current assets and other assets	(2,054)	(1,378)
Increase in trade accounts payable	3,227	3,313
Increase (decrease) in accrued expenses and other liabilities	1,719	(738)
Increase in other long-term liabilities	—	121

Net cash provided by continuing operations	7,102	4,049
Net cash provided by discontinued operations	—	1,526

Net cash provided by operating activities	7,102	5,575

Cash flows from investing activities:
Purchases of property and equipment	(24,705)	(30,270)
Purchase of Mexico facility	(35,000)	—
Proceeds received from Hungarian grant	3,253	—
Change in cash restricted for letters of credit	(9,685)	6,634

Net cash used in investing activities	(66,137)	(23,636)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	943	12,957
Proceeds from issuance of convertible debt	—	7,409
Payment of financing fees	—	(742)
Repayment (borrowings) of notes payable and long-term debt	(8,080)	1,805

Net cash (used in) provided by financing activities	(7,137)	21,429
Effect of exchange rate changes on cash and cash equivalents	267	396

Net (decrease) increase in cash and cash equivalents	(65,905)	3,764
Cash and cash equivalents at beginning of period	121,761	10,802

Cash and cash equivalents at end of period	$55,856	$14,566

Supplemental disclosures of cash flow information:
Non-cash conversion of convertible debentures	$5,670	$29,509
Net cash paid during the period for income taxes	$1,102	$—
Net cash paid during the period for interest	$890	$2,777
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
          Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexcio and Engineering Technology Corporation (“Entec”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for advanced composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor used in production of carbon fibers. Zoltek de Mexico is a Mexican subsidiary organized to operate a facility purchased in October 2007 which will produce acrylic precursor and manufacture carbon fibers once construction and retooling are complete. Entec manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts and develops equipment and processes to support the use of the Company’s carbon fiber. The Company’s primary sales markets are in Europe and the United States, however, the Company’s sales to Asian markets are increasing.
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
          The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the currency translation of financial statements of the Company’s foreign subsidiaries are reflected as other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statement of operations as “Other, net.” All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Adoption of New Accounting Standards
     Effective October 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertaintly in Income Taxes — and Interpretation of FASB No. 109 (“FIN 48). FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax returns. FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the positions and all relevant facts. Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions. FIN 48 had no impact on the Company’s consolidated statements of operations or balance sheet. During the six months ended March 31, 2008, the Company had no material changes in uncertain tax positions. The Company recognized no increase or decrease in the liability for unrecognized benefits for the first six months of fiscal 2008.
2. INVENTORIES
Inventories consist of the following (amounts in thousands):

	March 31,	September 30,
	2008	2007
Raw materials	$5,257	$7,941
Work-in-process	15,543	11,832
Finished goods	18,298	7,632
Supplies and other	669	536

	$39,767	$27,941

               Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.0 and $0.6 million as of March 31, 2008 and September 2007, respectively, to reduce the carrying value of inventories to net realizable value. This reserve was established primarily due to industry overcapacity for certain carbon fiber products in prior years.
3. SEGMENT INFORMATION
          The Company’s strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and filament winding equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in North America, Mexico and Hungary.
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
          Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company’s operating segments as of and for the three and six months ended March 31, 2008 and 2007 (amounts in thousands):

	Three months ended March 31, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$41,857	$6,564	$1,160	$49,581
Cost of sales	29,481	5,084	991	35,556
Gross profit	12,376	1,480	169	14,025
Operating income (loss)	10,335	859	(2,884)	8,310
Depreciation and amortization expense	2,935	467	400	3,802
Capital expenditures	9,577	307	2,341	12,225

	Three months ended March 31, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$29,074	$7,058	$610	$36,742
Cost of sales	20,582	5,245	327	26,154
Gross profit	8,492	1,813	283	10,588
Operating income (loss)	5,967	1,473	(1,582)	5,858
Depreciation and amortization expense	1,656	259	545	2,460
Capital expenditures	16,406	991	535	17,932

	Six months ended March 31, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$75,976	$11,597	$2,080	$89,653
Cost of sales	54,439	8,797	1,633	64,869
Gross profit	21,537	2,800	447	24,784
Operating income (loss)	18,151	942	(5,992)	13,101
Depreciation and amortization expense	5,528	1,009	625	7,162
Capital expenditures	21,639	623	2,443	24,705

	Six months ended March 31, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$50,195	$15,577	$1,255	$67,027
Cost of sales	37,058	10,916	614	48,588
Gross profit	13,137	4,661	641	18,439
Operating income (loss)	8,622	3,983	(3,730)	8,875
Depreciation and amortization expense	3,003	809	658	4,470
Capital expenditures	25,666	2,752	1,852	30,270

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
March 31, 2008	$305,895	$35,607	$94,076	$435,578
September 30, 2007	217,662	36,833	149,104	403,599
4. FINANCING
Bond Related to SP Systems Case
          In December 2006, the Company obtained the financing to post a bond of up to $40.0 million, which represented the potential bond necessary in connection with the continuing defense of the SP Systems case. The Company raised the financing with a $10.0 million loan commitment from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5%, a $10.0 million loan commitment from the Company’s Chief Executive Officer at 8% interest , the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional investors and the remainder with the Company’s cash on hand.
          In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 8 to the condensed consolidated financial statements). The Company posted a supersedeas bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of March 31, 2008, the letter of credit is collateralized by $23.5 million of restricted cash. The Company repaid the loan from the Chief Executive Officer during the fourth quarter of fiscal 2007.
Hungarian Government Grant
          The Hungarian government has pledged a grant of $2.9 billion HUF (approximately $17.7 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Through March 31, 2008, Zoltek’s Hungarian subsidiary received approximately $13.7 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense.
          The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of $21.7 billion HUF (approximately $125.4 million); fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
Fiscal 2007 Financing Activity
          On August 14, 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first two quarters of fiscal 2007 and 2008.

	Three months ended December 31, 2007			Three months ended March 31, 2008
	Number of Shares	Conversion	Principal	Number of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted
February 2003	—	—	$—	—	$—	$—
September 2005	—	—	—	—	—	—
December 2005	—	—	—	—	—	—
February 2006	—	—	—	—	—	—
May 2006	54,879	25.51	1,399,963	75,338	25.51	1,921,872
July 2006	9,820	25.51	250,508	9,820	25.51	250,508
October 2006	47,040	25.51	1,199,990	26,133	25.51	666,653

	111,739		$2,850,461	111,291		$2,839,033

	Three months ended December 31, 2006			Three months ended March 31, 2007
	Number of Shares	Conversion	Principal	Number of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted
February 2003	342,858	$3.50	$1,200,003	—	$—	$—
September 2005	—	—	—	196,121	12.50	2,451,513
December 2005	—	—	—	1,251,143	12.50	15,639,288
February 2006	—	—	—	768,673	13.07	10,046,556
May 2006	—	—	—	—	—	—
July 2006	—	—	—	—	—	—
October 2006	—	—	—	—	—	—

	342,858		$1,200,003	2,215,937		$28,137,357

	As of March 31, 2008
	Number of Shares	Conversion	Principal
Issuance	Outstanding	Price	Outstanding
February 2003	—	$—	$—
September 2005	—	—	—
December 2005	—	—	—
February 2006	—	—	—
May 2006	500,215	25.51	12,760,485
July 2006	78,361	25.51	1,998,989
October 2006	225,188	25.51	5,744,546

	803,764		$20,504,020

          The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. At the Company’s option, principal and accrued unpaid interest may be settled in common stock with 10-day written notice. The Company has provided this notice to the holders in April 2008. Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days notice
          Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006(1)	July 2006(1)	October 2006(1)
Amount of debenture (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances had a beneficial conversion feature.

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
          As of September 30, 2007, all such convertible notes and warrants had been converted or exercised. See table below for impact on the results for three and six months ended March 31, 2007 (amounts in thousands).

	Three months ended March 31, 2007			Six months ended March 31, 2007
		Conversion			Conversion
	Warrants	Features	Total	Warrants	Features	Total
January 2004 issuance — mark to market	$(276)	$—	$(276)	$(72)	$—	$(72)

Loss on value of warrants and conversion feature	$(276)	$—	$(276)	$(72)	$—	$(72)

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
          See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and six months ended March 31, 2008 and 2007 (amounts in thousands).

	Three months ended March 31, 2008			Six months ended March 31, 2008
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$550	$812	$1,362	$964	$1,422	$2,386
July 2006 issuance	59	71	130	120	146	266
October 2006 issuance	82	95	177	213	246	459

	$691	$978	1,669	$1,297	$1,814	3,111

Deferred financing costs			174			287

Total			$1,843			$3,398

	Three months ended March 31, 2007			Six months ended March 31, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
September 2005 issuance	$85	$—	$85	$158	$—	$158
December 2005 issuance	155	—	155	285	—	285
February 2006 issuance	1,818	1,870	3,688	1,830	1,882	3,712

	Three months ended March 31, 2007			Six months ended March 31, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	42	63	105	345	509	854
July 2006 issuance	40	49	89	65	80	145
October 2006 issuance	66	76	142	107	123	230

	$2,206	$2,058	4,264	$2.790	$2,594	5,384

Deferred financing costs			413			596

Total			$4,677			$5,980

          The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	March 31, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$3,067	$4,528	$7,595
July 2006 issuance	427	514	941
October 2006 issuance	640	737	1,377

	$4,134	$5,779	9,913

Debt acquisition cost and financing fees			644

Total			$10,557

	September 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$4,728	$6,981	$11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	15,255

Debt acquisition cost and financing fees			985

Total			$16,240

Earnings Per Share
          In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at March 31, 2008 and 2007 which are not included in the determination of diluted loss per share for the three and six months ended March 31, 2008 and 2007 because the shares are anti-dilutive. Had these securities been dilutive, an additional 1.4 million and 2.0 million shares would have been included in the Company’s diluted loss per share calculation for fiscal 2008 and 2007, respectively.
The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the three and six months ended March 31, 2008 and 2007, respectively:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerators:
Net income (loss)	$4,311	$(6)	$6,915	$(5,669)

Denominators:
Average shares outstanding — basic	33,942	27,296	33,849	26,613
Impact of convertible debt, warrants and stock options	99	—	158	—

Average shares outstanding — diluted	34,041	27,296	34,007	26,613

Income (loss) per share — basic:
Continuing operations	$0.13	$(0.00)	$0.20	$(0.21)
Discontinued operations	0.00	0.00	0.00	0.00

Basic income (loss) per share	$0.13	$(0.00)	$0.20	$(0.21)

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Income (loss) per share — diluted:
Continuing operations	$0.13	$(0.00)	$0.20	$(0.21)
Discontinued operations	0.00	0.00	0.00	0.00

Diluted income (loss) per share	$0.13	$(0.00)	$0.20	$(0.21)

5. DEBT
Credit Facilities
US Operations — In December 2007, the Company extended its existing line of credit until January 1, 2009. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of March 31, 2008 totaled $7.9 million. As of March 31, 2008, the full amount of the borrowing base has been pledged as collateral for litigation cases, primarily the Scott Macon case (see Note 8 to the condensed consolidated financial statements). No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $0.9 million at March 31, 2008. The credit facility is a term loan with quarterly interest payments.
Long-term debt consists of the following (amounts in thousands):

	March 31,	September 30,
	2008	2007
Note payable with interest at 7%, payable in eleven monthly installments of principal and interest of $15 to maturity in January 2009	$1,235	$1,272

Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas to be repaid from real estate and personal property tax abatements	—	2,030

Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)	880	6,417

Convertible debentures final payment due November 2009 bearing interest at 8.8%	12,600	16,200

Convertible debentures final payment due January 2010 bearing interest at 7.5%	1,998	2,505

Convertible debentures final payment due January 2010 bearing interest at 7.5%	5,951	7,495

Total long-term debt including current maturities	22,664	35,919

Less: Debt discount associated with conversion feature and warrants	(9,913)	(15,255)
Less: Amounts payable within one year, net of discount of $5,402 and $7,006	(7,517)	(13,813)

Total long-term debt, less current maturities	$5,234	$6,851

6. DISCONTINUED OPERATIONS
          During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue and exit certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. The discontinuation of the thermoplastic division was completed in October 2006. As of the end of fiscal 2007, the remaining operations related to exiting the thermoplastic division are immaterial to the Company’s overall operations and will, therefore, no longer be segregated from continuing operations. The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results of operations of these two divisions have been reclassified to discontinued operations for fiscal 2007. As of the end of fiscal 2007, the remaining operations related to exiting the thermoplastic division are immaterial to the Company’s overall operations and will, therefore, no longer be segregated from continuing operations. Previous to the Company’s fiscal 2006 Form 10-K filing, these businesses collectively comprised the Specialty Products segment and were disclosed as such. Certain information with respect to the discontinued operations for the three and six months ended March 31, 2007 is summarized as follows (amounts in thousands)

	Three months ended	Six months ended
	March 31, 2007	March 31, 2007
Net sales	$213	$1,506
Cost of sales	101	1,353

Gross profit	112	153
Selling, general and administrative expenses	36	123

Income from operations	76	30
Other loss	(25)	(47)

Income (loss) on discontinued operations	$51	$(17)

7. STOCK OPTION COMPENSATION PLANS
          The Company maintains a long-term incentive plan that authorizes the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock.
          Stock option awards. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 and 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Options granted to employees in 2005 and 2006 vest two years from the date of grant. The fair value of all options are amortized on a straight-line basis over the vesting period. Annually options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All options granted to directors vest immediately at time at grant. All options are issued at a price equal to the market price on the date the Board of Directors approves the grant. These options expire from 2009 through 2018.
          Presented below is a summary of stock option’s activity during the six months ended March 31, 2008:

		Wtd. Avg.	Options	Wtd. Avg.
	Options	Exercise Price	Exercisable	Exercise Price
Balance, September 30, 2007	369,810	$16.02	264,800	$17.23
Granted	212,500	33.11
Cancelled	(30,000)	39.00
Exercised	(100,713)	7.87

Balance, March 31, 2008	451,597	23.03	264,097	17.29

The following table summarizes information for options currently outstanding and exercisable at March 31, 2008.

Options Outstanding				Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33-2.80	17,000	5 years	$2.44	17,000	$2.44
3.25-5.67	7,500	3 years	5.25	7,500	5.25
6.25-9.25	55,087	8 years	8.32	55,087	8.32
9.60-22.69	107,010	7 years	15.90	82,010	14.10
26.22-39.00	265,000	8 years	30.64	102,500	29.35

1.33-39.00	451,597	8 years	23.03	264,097	17.29

          The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2008	Fiscal 2007
Expected life of option	4 & 7.5 years	3 & 7.5 years
Risk-free interest rate	1.8%	4.9%
Volatility of stock	66%	68%
Forfeiture experience	30%	30%
          The fair value of the options granted during the three months ended March 31, 2008 and the fiscal year ended September 30, 2007 was $1.1 million and $1.4 million, respectively. As of March 31, 2008, the Company had $3.0 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2008, 2009 and 2010. Cash proceeds received from the exercise of stock options were $0.8 million and $0.7 million for the second quarter of fiscal 2008 and 2007, respectively.
          Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options are amortized on a straight-line basis over the vesting period. These restricted shares expire in 2018. Presented below is a summary of restricted stock activity during the six months ended March 31, 2008:

	Wtd. Avg.	Wtd. Avg.	Wtd. Avg.
	Options	Exercise Price	Exercisable	Exercise Price
Balance, September 30, 2007	0	$—	—	$—

Granted	47,500	26.34	—	—

Balance, March 31, 2008	47,500	26.34	—	—

          As of March 31, 2008, the remaining unamortized compensation cost related to restricted stock awards was $1.2 million which is expected to be recognized over the remaining vesting period of three years.
          For the three and six months ended March 31, 2008 and 2007, the Company recorded into selling and general administrative expense and into its Corporate/Other segment $0.6 million and $1.1 million for the three and six months ending March 31, 2008 and $0.2 million and $0.4 million for the three and six months ending March 31, 2007, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123(R).
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
8. COMMITMENTS AND CONTINGENCIES
Legal
          Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of March 31, 2008, the Company had recorded a reserve for legal liabilities of $24.0 million.
          In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. The appeal was argued in January 2008 and a ruling from the appeals court is pending. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of March 31, 2008, the Company’s accrual with respect to this matter has been reduced to $18.1 million due to litigation cost incurred during fiscal year. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.
          In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming $2.5 million in cash and approximately 92,000 warrants. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not made payments of any portion of this obligation or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual as of March 31, 2008 to $5.9 million. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of 92,000 warrants valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price.
     On May 13, 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008 (See Note 10). The Company has advised the staff that it will cooperate fully with its investigation.
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
          In the three months ended March 31, 2008 and 2007, we reported sales of $19.0 million and $8.5 million, respectively, and a related open account receivable balance of $17.0 million and $2.4 million as of March 31, 2008 and 2007, respectively, to a wind turbine manufacturer. For the six months ended March 31, 2008 and 2007, we reported sales of $37.6 million and $21.2 million, respectively, to this same customer. This was the only customer that represented greater than 10% of consolidated net sales during these periods.
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
9. INCOME TAXES
     In the US, a valuation allowance is recorded against the income tax benefit resulting from the pre-tax losses due to uncertainties in the Company’s ability to utilize net operating loss carryforward in the future. As of September 30, 2007, the Company’s Hungarian operations had established a strong pattern of operating earnings. As such, the valuation allowance was released into income tax expense during fiscal 2007 and the Company created a deferred tax asset. During fiscal 2008, the Company will amortize the deferred tax asset as we reduce our existing tax net operating loss. The Company expects that the current tax net operating loss will be sufficient to absorb taxable income for the remainder of fiscal 2008. Further, the Company accrues and pays a Hungarian alternative minimum tax of approximately 4.0% of net income and a Hungarian local Hungarian municipality tax of approximately 1.0% of revenue. Our Mexico operation has not generated significant taxable earnings as production has not yet begun.
          The Company currently has a domestic net operating loss carryforward of approximately $108.9 million available to offset future tax liabilities. The Company has recorded a full valuation allowance against its U.S. deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.
     The Company currently has a foreign net operating loss carryforward of approximately $11.2 million. During the first six months of fiscal 2008, The Company has determined that it is more likely than not that these carryforwards will be utilized due to the recent history of cumulative foreign pre-tax income and jurisdictional forecasts of foreign taxable income.
          In June 2006, the FASB issued “FIN 48, Accounting for Uncertainty in Income Taxes — and interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on October 1, 2007. The Company recognized no increase or decrease in the liability for unrecognized benefits for the first six months of fiscal 2008.
          Zoltek and our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service “IRS” concluded its examination of our consolidated federal income tax returns for the fiscal year ended September 30, 2003. Federal review of the fiscal years 2004, 2005 and 2006 is ongoing. The U.S. federal statute of limitations remains open for the year 2003 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities include Hungary (2005 onward). A Hungarian tax examination for the years 2004, 2005 and 2006 is scheduled at or around July 2008.
          As of March 31, 2008, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.
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
11. NEW ACCOUNTING PRONOUNCEMENTS
          In March 2008, the FASB issued “SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS 133. SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 effective October 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial statements.
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
          We operate manufacturing plants in Hungary, Texas and Missouri. Our plant in Hungary is our major carbon fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and intermediate oxidized acrylic fibers. Our Texas plant produces carbon fiber and, along with our Hungarian plant, has value-added processing capabilities. Our Missouri facility is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and it also produces limited quantities of carbon fibers.
          We believe that our existing capacity will be sufficient to satisfy our obligations under our current long-term supply agreements. During the second quarter of fiscal 2008, we installed four new carbon fiber lines for additional production capacity in Hungary. Installation of two of these lines was completed in early February and two at the end of March. This completes our planned expansion of new carbon fiber production lines in Hungary.
          In October 2007, we purchased for $35 million the manufacturing assets of a Guadalajara, Mexico-based acrylic fiber manufacturing company. We estimate the total investment will be approximately $100 million to purchase the facility, to retool and modify the plant, to produce acrylic precursor and to install the initial four carbon fiber lines. As of March 31, 2008, we have incurred approximately $10.2 million in additional costs to ready the facility for production. We expect that precursor production will begin before the end of fiscal 2008. We plan to install four continuous carbonization lines during the first quarter of fiscal 2009 at the Mexico facility. We believe the acquisition of the Mexico plant gives us the opportunity to increase our manufacturing capacity of precursor and increase our carbon fiber lines at favorable costs.
          Since fiscal 2005, there has been a structural shift in the carbon fiber market. Strong demand from the higher-cost aerospace applications has caused a shortage in supply for the commercial applications that we supply. During this period, we have experienced rapid growth due to sharply increased demand for commercial carbon fibers, primarily from producers of large composite blades used in wind turbines. We believe that, over the past three years, there has been increased interest in and usage of carbon fibers in the oil exploration, automotive and construction end markets. Our revenue has increased from $34.5 million in fiscal 2004 to $150.9 million for fiscal 2007. To support this growth, we expanded our manufacturing capacity from two continuous carbonization lines in operation at the beginning of fiscal 2004 to our current 22 lines.
          The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber such as wind turbines; (2) increases in our manufacturing capacity; and (3) the significant price increases that we have successfully implemented. We would expect that our net sales in future periods will continue to be affected by the first and second of these factors. Although we implemented selected price increases as of January 1, 2008, we cannot predict whether we will be able to implement future price increases similar to those we implemented in the recent past. The net sales of our Technical Fiber segment have been affected in the past, and we expect will continue to be affected in the foreseeable future, by available manufacturing capacity and the demand and order patterns resulting from aircraft brake manufacturers and heat and flame resistant applications.
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
          During fiscal 2007, we entered into long-term supply contracts with several of our key customers. In May 2007 we entered into a new contract with Vestas Wind Systems under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $300 million of carbon fiber in increasing volumes over the contract’s five-year term. In August 2007, we entered into a new contract with Gamesa Group, under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $142 million of carbon fiber over the contract’s five-year term. In June 2007, we entered into a contract with DeWind Incorporated under which we estimate, based on current prices, that we will supply approximately $30 million of carbon fibers over the contract’s three-year term.
     In April 2008, the Company’s management indentified two payments by a subsidiary in the amounts of $175,000 and $75,000 in September 2007 and January 2008, respectively, that were not properly authorized or reported in the Company’s financial statements. The two payments were made by the Company’s Hungarian subsidiary at the direction of Kevin J. Schott, the former Chief Financial Officer of the Company. On May 2, 2008, Mr. Schott agreed to resign as Chief Financial Officer of the Company and paid the Company $250,000. The Audit Committee and management immediately initiated an investigation into the circumstances of the payments and to determine whether there were other transactions that were not properly authorized or recorded. On May 5, 2008, following a review by the Audit Committee, the Company filed a Current Report on Form 8-K reporting that it had determined that its previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended should no longer be relied upon pending completion of the Audit Committee’s investigation.
     Zsolt Rumy, Chairman and Chief Executive Officer of the Company, is serving as Chief Financial Officer on an interim basis, and the Company is conducting a search for a permanent Chief Financial Officer. In connection with Mr. Schott’s resignation, the Company and Mr. Schott entered into a separation agreement under which Mr. Schott agreed to resign from the Company as of May 2, 2008, Mr. Schott paid the Company $250,000, and the Company agreed to pay him his salary and routine employee benefits through that date. The Company released Mr. Schott from claims arising out of the above-described payments that were not properly authorized or recorded and Mr. Schott released the Company from claims arising out of his employment and agreed to cooperate with the Company in connection with matters relating to his employment.
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
     The Audit Committee has discussed the results of its accounting investigation, including the report of the independent forensic accountants, with the Company’s independent registered public accounting firms. The Company has concluded that the Company’s previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended can be relied upon, and that no restatement of these financial statements is required. Management and the Audit Committee assessed the aggregate $250,000 amount under Staff Accounting Bulletin 99 and Staff Accounting Bulletin 108 and determined that the misstatement was not material to the results reflected in the consolidated financial statements. The $250,000 aggregate amount of the two unauthorized payments has been recorded below operating income as other expense in the Company’s consolidated statements of operations for the three and six months ended March 31, 2008. To reflect the receipt of the payment from Mr. Schott, the Company will record $250,000 below operating income as other income in the Company’s consolidated statements of operations for the three and nine months ended June 30, 2008. The Company is concurrently filing this amendment to its previously filed Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 to reflect the above-described developments.
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

Results of Operations
Three months ended March 31, 2008 compared to three months ended March 31, 2007
          The Company’s sales increased 34.9%, or $12.9 million, to $49.6 million in the second quarter of fiscal 2008 from $36.7 million in the second quarter of fiscal 2007. Carbon fiber sales increased 44.0%, or $12.8 million, to $41.9 million in the second quarter of fiscal 2008 from $29.1 million in the second quarter of fiscal 2007 as production and sales of wind energy orders continued to grow. The Company’s carbon fiber sales benefited from a price increase on January 1, 2008 and the newly added capacity in Hungary of six carbon fiber lines since March 2007. Technical fiber sales decreased 7.0%, or $0.5 million, to $6.6 million in the second quarter of fiscal 2008 from $7.1 million in the second quarter of fiscal 2007. Technical fiber sales decreased as shipments to primary aircraft brake customers reduced their inventory levels. Sales of other products and services increased $0.6 million to $1.2 million during the second quarter of fiscal 2008 from $0.6 million during fiscal 2007 related to our energy, sewer and wastewater treatment plant sales to local Hungarian municipalities.
          The Company’s cost of sales increased by 35.9%, or $9.4 million, to $35.6 million in the second quarter of fiscal 2008 from $26.2 million in the second quarter of fiscal 2007. Carbon fiber cost of sales increased by 43.2%, or $8.9 million, to $29.5 million for the second quarter of fiscal 2008 from $20.6 million for the second quarter of fiscal 2007. The increase in carbon fiber cost of sales reflected increased sales of 44.0% discussed above. Technical fiber cost of sales decreased $0.2 million, or 3.1%, to $5.1 million for the second quarter of fiscal 2008 from $5.2 million for the second quarter of fiscal 2007. The decrease in technical fiber cost of sales resulted from the decreased sales of 7.0% discussed above, as well as the limitation on the ability of the business to absorb certain fixed costs due to decreased production of technical fiber products. The cost of sales of the other products increased for the second quarter ended fiscal 2008 to $1.0 million compared to the second quarter ended fiscal 2007 of $0.3 million.
          The Company’s gross profit increased by 32.5%, or $3.4 million, to $14.0 million in the second quarter of fiscal 2008 from $10.6 million in the second quarter of fiscal 2007. Carbon fiber gross profit percentage increased to 29.6% for the second quarter of fiscal 2008 compared to 29.2% for the second quarter of fiscal 2007. Carbon fiber gross profit increased from $8.5 million to $12.4 million during these same respective periods. The increases in carbon fiber gross profit and gross profit percentage resulted from the January 1, 2008 price increase and greater volumes and improved efficiencies of the installed carbon fiber lines. Technical fiber gross profit decreased from $1.8 million, or 25.7% of sales, in the second quarter of fiscal 2007 to $1.5 million, or 22.5% of sales, during the corresponding period of fiscal 2008. The decreases in technical fiber gross profit and gross profit percentage resulted from decreased shipments to the primary aircraft brake customers, as discussed above. The gross profit of the other products decreased for the second quarter ended fiscal 2008 to $0.2 million compared to the second quarter ended fiscal 2007 of $0.3 million.
          Application and market development costs were $2.1 million in the second quarter of fiscal 2008 and $1.8 million in the second quarter of fiscal 2007. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase included expenses associated with application development of the towpreg product at the Company’s prepreg facility in Utah.
          Selling, general and administrative expenses for continuing operations were $3.7 million in the second quarter of fiscal 2008 compared to $2.9 million reported for the second quarter of fiscal 2007. The Company recorded $0.6 million for the cost of employee services received in exchange for equity instruments under SFAS 123-(R) during the second quarter of fiscal 2008, an increase of $0.5 million above second quarter fiscal 2007 expense. The increase related to staffing of management positions that have been filled to meet the demands of the growing sales and production volume, particularly our Hungarian operations.
          Operating income from the second quarter of fiscal 2008 was $8.3 million, an increase of $2.4 million from the operating income of $5.9 million incurred during the second quarter of fiscal 2007. This improvement resulted primarily from an increase in gross profit of $3.4 million, but offset by an increase in staffing of management positions to meet the demands of growing sales and production volume, particularly at our Hungarian operations. Carbon fiber operating income improved from $6.0 million in the second quarter of fiscal 2007 to $10.3 million in the second quarter of fiscal 2008. The improvement related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices. Operating income from technical fibers decreased from $1.5 million in the second quarter of fiscal 2007 to $0.9 million in the second quarter of fiscal 2008 due to decreased shipments to aircraft brake customers. Other products/ headquarters operating loss increased from a loss of $1.6 million in the second quarter of fiscal 2007 to a loss of $2.9 million in the second quarter of fiscal 2008 due to increases in administrative headcount and salaries in Hungary to support the production growth and an increase of $0.4 million during the first quarter of fiscal 2008 for the cost of employee services received in exchange for equity instruments under SFAS 123(R).
          Interest expense was approximately $0.4 million in the second quarter of fiscal 2008 compared to $0.5 million in the corresponding period of fiscal 2007. As investors continue to convert their outstanding convertible debt into shares, the Company’s cost of interest on the related debt has decreased.

          Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $1.8 million for the second quarter of fiscal 2008 compared to $4.7 million for the second quarter of fiscal 2007. The Company expensed $3.3 million as amortization of financing fees during the second quarter of fiscal 2007 as investors converted convertible debt related to the September 2005, December 2005 and February 2006 issuances into 2.2 million shares of common stock.
          Interest income was $0.8 million in the second quarter of fiscal 2008 compared to $0.3 million in the second quarter of fiscal 2007. The increase was a result of interest earned on short-term investments of cash received from our public offering in August 2007.
          Loss on value of warrants and conversion feature was $0.3 million for the second quarter of fiscal 2007 (see “—Liquidity and Capital Resources— Financing”). There were no outstanding warrants or convertible debt with derivative features as of September 30, 2007 or subsequently.
          Other expense, net, was of $0.2 million the second quarter of fiscal 2008 compared to a loss of $0.5 million for the same quarter of fiscal 2007. During the second quarter of fiscal 2008, the Company expensed $250,000 of unauthorized payments made in September 2007 and January 2008. The loss in fiscal 2007 was primarily the result of currency losses from the decline in value of the US dollar.
          Income tax expense was $2.4 million for the second quarter of fiscal 2008 compared to $0.3 million for the corresponding period in the prior year. During the three months ended March 31, 2007, the Company utilized a portion of its foreign deferred tax assets, for which no benefit had been previously recorded, to offset current foreign income taxes. As of March 31, 2007, due to uncertainties in the Company’s ability to utilize its net operating loss carryforward in the future, a valuation allowance was recorded against the income tax benefit resulting from the prior pre-tax losses. During the three months ending September 30, 2007, since the Company’s Hungarian operations had established and expected to continue a strong pattern of operating earnings, the valuation allowance was released resulting in the recognition of net deferred tax assets. During the second quarter of fiscal 2008, the Company amortized the deferred tax asset by $1.2 million, reducing the existing tax net operating loss carryforward. Income tax expense of $0.5 million was recorded for the second quarter of fiscal 2008 as we accrued for a special Hungarian tax of 4% on pre-tax net income. The Company also incurred $0.5 million expense during the second quarter related to the local Hungarian municipality tax. The Company paid approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
          The foregoing resulted in income from continuing operations of $4.3 million for fiscal 2008 compared to a loss of $0.01 million for fiscal 2007. Similarly, the Company reported income from continuing operations per share of $0.13 and a loss of $0.00 on a basic and diluted basis for the second quarter of fiscal 2008 and 2007, respectively.
          The loss from discontinued operations was $0.1 million for the second quarter ended fiscal 2007. The Company did not report discontinued operations for the second quarter of fiscal 2008 as these operations are immaterial to the Company’s overall operations.
Six months ended March 31, 2008 compared to six months ended March 31, 2007
          The Company’s sales increased 33.8%, or $22.7 million, to $89.7 million in fiscal 2008 from $67.0 million in fiscal 2007. Carbon fiber sales increased 51.4%, or $25.8 million, to $76.0 million during fiscal 2008 from $50.2 million during fiscal 2007 as production and sales of wind energy orders continued to grow. The Company also implemented a price increase on all products on January 1, 2008. The Company’s sales further benefited from the newly added capacity in Hungary of four carbon fiber lines, two of which were not completed until late March 2008. Technical fiber sales decreased 25.6%, or $4.0 million, to $11.6 million during fiscal 2008 from $15.6 million during fiscal 2007. Technical fiber sales decreased as the Company’s two major aircraft brake customers reduced inventory levels. Orders have resumed to normal levels with one of these customers as of March 2008. Sales of other products and services increased $0.8 million to $2.1 million during the six months ended March 31, 2008 from $1.3 million during the six months ended March 31, 2007.
          The Company’s cost of sales increased by 33.5%, or $16.3 million, to $64.9 million during fiscal 2008 from $48.6 million during fiscal 2007. Carbon fiber cost of sales increased by 46.9%, or $17.3 million, to $54.4 million during fiscal 2008 from $37.1 million for fiscal 2007. The increase in carbon fiber cost of sales resulted from the increased sales of 51.4% discussed above . Technical fiber cost of sales decreased $2.1 million, or 19.4%, to $8.8 million for fiscal 2008 from $10.9 million for fiscal 2007. The decrease in technical fiber cost of sales resulted from the decreased sales of 25.6% discussed above, as well as the limitation on the ability of the business to absorb certain fixed costs due to decreased production of technical fiber products. The cost of sales of other products increased for fiscal 2008 to $1.6 million compared to fiscal 2007 of $0.6 million.

          The Company’s gross profit increased by 34.4%, or $6.3 million, to $24.8 million during fiscal 2008 from $18.4 million in fiscal 2007. Carbon fiber gross profit percentage increased slightly to 27.6% for fiscal 2008 compared to 27.5% for fiscal 2007. Carbon fiber gross profit increased from $13.1 million to $21.5 million during these same respective periods. The increase in carbon fiber gross profit and gross profit percentage resulted due from the January 1, 2008 price increase and greater volumes and improved efficiencies of the installed carbon fiber lines. Technical fiber gross profit decreased from $4.7 million, or 29.9% of sales, for fiscal 2007 to $2.8 million, or 24.1% of sales, during the corresponding period of fiscal 2008. The decrease in technical fiber gross profit and gross profit percentage resulted from decreased shipments to the primary aircraft brake customers, as discussed above and the limitation on the ability of the business to absorb certain fixed costs due to decreased production of technical fiber products.. The gross profit of the other products decreased for fiscal 2008 to $0.5 million compared to $0.6 million for fiscal 2007.
          Application and market development costs were $4.0 million in fiscal 2008 and $3.4 million in fiscal 2007. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
          Selling, general and administrative increased by $1.5 million, to $7.7 million in fiscal 2008 from $6.2 million in fiscal 2007. The Company recorded $1.1 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R during fiscal 2008 and $0.4 million in fiscal 2007. The Company also increased headcount and administrative services during fiscal 2008 by $0.8 million compared to the first six months of fiscal 2007. The increase related to staffing of management positions that have been filled to meet the demands of the growing sales and production volume, particularly at our Hungarian operations.
          Operating income was $13.1 million for the first six months of fiscal 2008 compared to income of $8.9 million in the same period of fiscal 2007. Carbon fiber operations reported operating income of $18.2 million for fiscal 2008 compared to income of $8.6 million in fiscal 2007. The improvement in operating income in the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices. Operating income from technical fibers decreased $3.0 million, from $4.0 million for the first six months of fiscal 2007 to $1.0 million for fiscal 2008, as sales decreased $4.0 million due to decreased orders from aircraft brake customers. Other products and Corporate Headquarters reported an operating loss of $6.0 million for the six months ended March 31, 2008 compared to a loss of $3.7 million during fiscal 2007. The increase in operating loss was due primarily to increases in administrative headcount and salaries in Hungary to support the production growth and an increase of $0.6 million for the cost of employee services received in exchange for equity instruments under SFAS 123(R).
          Interest expense, net of interest income, was approximately $1.1 million for the six months ended March 31, 2008, compared to $1.5 million in the corresponding period of fiscal 2007. The decrease in interest expense resulted from the conversion of debt to stock during fiscal 2007.
          Amortization of financing fees, which are non-cash expenses, was approximately $3.4 million during the six months ended March 31, 2008 compared to $6.0 million during the same period for fiscal 2007. (See —“Liquidity and Capital Resources-Financing”).
          Warrant issuance expense was $6.4 million for fiscal 2007. In December 2006, the Company expensed the fair value of warrants issued to induce holders to exercise previously held warrants. The Company used the funds received to help post the bond necessary in connection with the continuing defense of the SP Systems case.
          Loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $0.1 million for fiscal 2007 (see— “Liquidity and Capital Resources-Financing”). The loss was attributable to the increase in the market price of the Company’s common stock. All of the Company’s convertible debt issuances which required derivative accounting have been converted as of September 30, 2007.
          Other income/expense, net, was an expense of $0.4 million in fiscal 2008 compared to an expense of $0.7 million fiscal 2007. During the second quarter of fiscal 2008, the Company expensed $250,000 of unauthorized payments made in September 2007 and January 2008. The $0.7 expense in fiscal 2007 was due primarily to a loss from foreign currency transactions realized on receivables in Hungary.
          Income tax expense was $3.4 million for the six months ended March 31, 2008 compared to $0.5 million for the corresponding period in the prior year. During the six months ended March 31, 2007, the Company utilized a portion of its foreign deferred tax assets, for which no benefit had been previously recorded, to offset current foreign income taxes. As of March 31, 2007, due to uncertainties in the Company’s ability to utilize its net operating loss carryforward in the future a valuation allowance was recorded against the income tax benefit resulting from prior pre-tax losses. As of September 30, 2007, since the Company’s Hungarian operations had established and expected to continue a strong pattern of operating earnings, the remainder of the valuation allowance was released resulting in the recognition of net deferred tax assets. During fiscal 2008, the Company amortized the deferred tax asset by $1.3 million, reducing the existing net operating loss carryforward. An additional income tax expense of $1.2 million was recorded for fiscal 2008 as the Company accrued for a special Hungarian tax of 4% on pre-tax net income. The Company also incurred $0.8 million expense during the second quarter related to the local Hungarian municipality tax. The Company paid approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
          The foregoing resulted in income from continuing operations of $6.9 million for the six months ended March 31, 2008 compared to a net loss of $5.7 million for fiscal 2007. Similarly, the Company reported net income from continuing operations per share of $0.20 on a basic and diluted basis for the six months ended March 31, 2008 and net loss from continuing operations per share of $0.20 on a basic and diluted basis for fiscal 2007.
          Net loss from discontinued operations was $17,000 for fiscal 2007. The Company reported net loss from discontinued operations per share of $0.00 on a basic and diluted basis for fiscal 2007. The Company did not report discontinued operations for the second quarter of fiscal 2008 as these divisions are immaterial to the Company’s overall operations.
Liquidity and Capital Resources
          The Company believes its cash currently on hand and cash flow from operations should be sufficient to fund near-term liquidity needs. In August 2007, the Company completed a public offering of 3,615,000 shares of common stock (excluding 385,000 shares sold by certain selling shareholders) and realized net proceeds of approximately $131.5 million. Since the end of fiscal year 2007, the Company has spent approximately $45.0 million in cash for capital expenditures for the Mexico facility.
     Cash Provided By (Used In) Continuing Operating Activities
          Operating activities provided $7.1 million of cash for the six months ended March 31, 2008 compared to cash provided of $4.0 million in the comparable fiscal 2007 period. Cash flows were positively affected by a $6.9 million improvement in operating income before depreciation for the six months ended March 31, 2008 compared to March 31, 2007. The Company implemented a price increase on carbon fiber and technical fiber products on January 1, 2008. The Company’s sales benefited from the newly added capacity in Hungary of five carbon fiber lines since June 30, 2007. Inventory levels increased $13.0 million during the first six months of fiscal 2008 compared to an increase of $4.6 million over the corresponding period of fiscal 2007 as the Company grew the inventory levels to sustain increased revenue for the upcoming years.
     Cash Provided By Discontinued Operating Activities
          Net cash provided by discontinued operating activities was $1.5 million for the first quarter of fiscal 2007. This was due primarily to collection of receivables and sales of inventory as the Company exited its netting and thermoplastic divisions. The Company is not segregating the amounts related to these activities during fiscal 2008 as they are immaterial to the Company’s overall operations.
     Cash Used In Investing Activities
          Net cash used in investing activities for fiscal 2008 was $66.1 million which consisted of capital expenditures of $24.7 million to expand production lines of the Company’s precursor facility and carbon fiber operations to meet the additional demand for carbon fiber products and $35.0 million to acquire the new Mexico facility for production capabilities. The Company made $10.0 million of capital expenditures at the Mexican facility to prepare for precursor and carbon fiber production. This was offset by $3.3 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 4 to the condensed consolidated financial statements).
          Net cash used in investing activities for fiscal 2007 was $23.6 million which consisted of capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines.
          Restrictions on cash increased by $9.7 million during fiscal 2008 as the Company incurred financing commitments to post the $23.5 million bond related to ongoing litigation. Restrictions on cash decreased by $6.6 million during fiscal 2007 as the Company entered into an amendment of its revolving credit facility which provided that the letter of credit previously collateralized by the Company’s cash will be collateralized by the availability under the credit facility, thereby eliminating the restriction.
          Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber production capacity. The Company expects capital expenditures to increase in connection with the expansion and acquisition of our Mexico facility. We plan to retrofit existing equipment to produce precursor and to install carbon fiber lines to meet the increased demand for carbon fiber.
     Cash Provided By Financing Activities
          Net cash used in financing activities was $7.1 million for fiscal 2008 as the Company repaid $5.5 million of its Hungarian term loan, repaid $2.6 million of its U.S. term loans and provided cash from proceeds from the exercise of stock options and warrants of $0.1 million.

Future Contractual Obligations
          In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2008. Some of the figures included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 4 and 5 to the condensed consolidated financial statements for discussion of the Company’s debt agreements.

		Less than
	Total	1 year	1-3 years
Convertible debentures (a)	$20,549	$10,844	$9,705
Long-term debt, including current maturities (a)	2,133	2,133	—

Total debt	22,682	12,977	9,705
Operating leases	163	40	123

Total debt and operating leases	22,845	13,017	9,828
Contractual interest payments (b)	1,532	1,145	387
Accrued litigation cost (c)	23,990	23,990	—
Purchase obligations (d)	4,745	4,745	—

Total contractual obligations	$53,112	$42,897	$10,215

(a)	Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $10.0 million.

(b)	Amounts represent the expected cash payment for interest on our debt.

(c)	Amount includes $18.1 million accrued for potential damages and litigation cost related to SP Systems case and $5.8 million related to the investment banker case and other pending litigation. See Note 8 to the condensed consolidated financial statements.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
          The future contractual obligations and debt could be reduced by up to $20.5 million in exchange for up to 0.8 million shares of common stock. The following table sets forth our contractual obligations on a pro forma basis assuming all the convertible debt was converted on March 31, 2008 (amounts in thousands):

	Conversion		Less than
	price	Total	1 year	1-3 years
Total contractual obligations		$53,112	$42,897	$10,215

May 2006 issuance	$25.51	(12,600)	(7,200)	(5,400)
July and October 2006 issuance	$25.51	(7,949)	(3,644)	(4,305)
Interest payments		(1,503)	(1,145)	(358)

Total contractual obligations assuming conversion on March 31, 2008		$31,060	$30,908	$152

As of June 24, 2008, the last reported sale price of the Company’s common stock was $27.82 per share.
Bond Related to SP Systems Case
          In December 2006, the Company obtained the financing to post a bond of up to $40.0 million, which represented the potential bond necessary in connection with the continuing defense of the SP Systems case. The Company raised the financing with a $10.0 million loan commitment from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5%, a $10.0 million loan commitment from the Company’s Chief Executive Officer at 8% interest , the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional investors and the remainder with the Company’s cash on hand.
          In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 8 to the condensed consolidated financial statements). The Company posted a supersedeas bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of March 31, 2008, the letter of credit is collateralized by $23.5 million of restricted cash. The Company repaid the loan from the Chief Executive Officer during the fourth quarter of fiscal 2007.

Hungarian Government Grant
          The Hungarian government has pledged a grant of $2.9 billion HUF (approximately $17.7 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Through March 31, 2008, Zoltek’s Hungarian subsidiary received approximately $13.7 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense.
          The Company intends to present bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of $21.7 billion HUF (approximately $125.4 million); fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
Fiscal 2007 Financing Activity
          On August 14, 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first two quarters of fiscal 2007 and 2008.

	Three months ended December 31, 2007			Three months ended March 31, 2008
	Number of Shares	Conversion	Principal	Number of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted
February 2003	—	—	$—	—	$—	$—
September 2005	—	—	—	—	—	—
December 2005	—	—	—	—	—	—
February 2006	—	—	—	—	—	—
May 2006	54,879	25.51	1,399,963	75,338	25.51	1,921,872
July 2006	9,820	25.51	250,508	9,820	25.51	250,508
October 2006	47,040	25.51	1,199,990	26,133	25.51	666,653

	111,739		$2,850,461	111,291		$2,839,033

	Three months ended December 31, 2006			Three months ended March 31, 2007
	Number of Shares	Conversion	Principal	Number of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted
February 2003	342,858	$3.50	$1,200,003	—	$—	$—
September 2005	—	—	—	196,121	12.50	2,451,513
December 2005	—	—	—	1,251,143	12.50	15,639,288
February 2006	—	—	—	768,673	13.07	10,046,556
May 2006	—	—	—	—		—
July 2006	—	—	—	—		—
October 2006	—	—	—	—		—

	342,858		$1,200,003	2,215,937		$28,137,357

	As of March 31, 2008
	Number of Shares	Conversion	Principal
Issuance	Outstanding	Price	Outstanding
February 2003	—	$—	$—
September 2005	—	—	—
December 2005	—	—	—
February 2006	—	—	—
May 2006	500,215	25.51	12,760,485
July 2006	78,361	25.51	1,998,989
October 2006	225,188	25.51	5,744,546

	803,764		$20,504,020

          The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. At the Company’s option, principal and accrued unpaid interest may be settled in common stock with 10-day written notice. The Company has provided this notice to the holders in April 2008. Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days notice
          Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006(1)	July 2006(1)	October 2006(1)
Amount of debenture (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances had a beneficial conversion feature.

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
          As of September 30, 2007, all such convertible notes and warrants had been converted or exercised. See table below for impact on the results for three and six months ended March 31, 2007 (amounts in thousands).

	Three months ended March 31, 2007			Six months ended March 31, 2007
		Conversion			Conversion
	Warrants	Features	Total	Warrants	Features	Total
January 2004 issuance — mark to market	$(276)	$—	$(276)	$(72)	$—	$(72)

Loss on value of warrants and conversion feature	$(276)	$—	$(276)	$(72)	$—	$(72)

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
          See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and six months ended March 31, 2008 and 2007 (amounts in thousands).

	Three months ended March 31, 2008			Six months ended March 31, 2008
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$550	$812	$1,362	$964	$1,422	$2,386
July 2006 issuance	59	71	130	120	146	266
October 2006 issuance	82	95	177	213	246	459

	$691	$978	1,669	$1,297	$1,814	3,111

Deferred financing costs			174			287

Total			$1,843			$3,398

	Three months ended March 31, 2007			Six months ended March 31, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
September 2005 issuance	$85	$—	$85	$158	$—	$158
December 2005 issuance	155	—	155	285	—	285
February 2006 issuance	1,818	1,870	3,688	1,830	1,882	3,712

	Three months ended March 31, 2007			Six months ended March 31, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	42	63	105	345	509	854
July 2006 issuance	40	49	89	65	80	145
October 2006 issuance	66	76	142	107	123	230

	$2,206	$2,058	4,264	$2.790	$2,594	5,384

Deferred financing costs			413			596

Total			$4,677			$5,980

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	March 31, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$3,067	$4,528	$7,595
July 2006 issuance	427	514	941
October 2006 issuance	640	737	1,377

	$4,134	$5,779	9,913

Debt acquisition cost and financing fees			644

Total			$10,557

	September 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$4,728	$6,981	$11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	15,255

Debt acquisition cost and financing fees			985

Total			$16,240

Legal
          Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of March 31, 2008, the Company had recorded a reserve for legal liabilities of $24.0 million.
          In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and on November 29, 2006, the jury in the case rendered verdicts against our Zoltek Corporation subsidiary in the amounts of $21.1 million and $14.9 million, respectively, which verdicts were subsequently entered as judgments against our Zoltek Corporation subsidiary. On April 12, 2007, the Court ruled on various post-trial motions, granting one of our motions to reduce the judgment from $36.0 million to $21.1 million, concluding that the jury’s award of damages on the two separate counts brought by the plaintiffs was duplicative. The Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. The bond was posted in April 2007. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. The appeal was argued in January 2008 and a ruling from the appeals court is pending. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of March 31, 2008, the Company’s accrual with respect to this matter has been reduced to $18.1 million due to litigation cost incurred during fiscal year. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.

          In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming $2.5 million in cash and approximately 92,000 warrants. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not made payments of any portion of this obligation or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual as of March 31, 2008 to $5.9 million. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of 92,000 warrants valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price.
          On May 13, 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008 (See Note 10). The Company has advised the staff that it will cooperate fully with its investigation.
          The Company is a party to various other claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
NEW ACCOUNTING PRONOUNCEMENTS
          In March 2008, the FASB issued” SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS 133. SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 effective October 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial statements.

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
          The Company views as long-term its investment in Zoltek Zrt., which has a functional currency other than the U.S. dollar. As a result, Zoltek Zrt. is exposed to foreign currency risks related to this investment. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt. In terms of foreign currency translation risk, the Company is exposed to Zoltek Zrt.’s functional currency, which is the Hungarian Forint. Hungary is not considered to be a highly inflationary or deflationary economy. As of March 31, 2008, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $120.0 million. The Company expects Zoltek Zrt to begin repaying portions of the loan during the second half of fiscal 2008, with the balance of the loan to be repaid during the next 7 to 10 years. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint.
          In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock;” which requires the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company separates the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value, which were $0.5 million and $0.9 million at March 31, 2007 and September 30, 2006 respectively. Any unrealized changes, which are an inverse relation to changes in the Company’s stock price, in the values of these embedded derivatives are reflected in the consolidated statement of operations as “Loss on value of warrants and beneficial conversion feature.” Since these gains and loss are non-cash in nature the Company does not expect to employ a type of hedging strategy related to these transactions.

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
          Based on the Company’s evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management’s assessment of internal control over financial reporting as of September 30, 2007, its Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, its disclosure controls and procedures were ineffective.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company’s internal control over financial reporting as of September 30, 2007, we had identified the following control deficiencies that represented material weaknesses in the Company’s internal control over financial reporting as of September 30, 2007, which also existed as of March 31, 2008.
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
Changes in Internal Control Over Financial Reporting
          There was no change in the Company’s internal control over financial reporting during second quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Remediation Initiatives and Interim Measures
As discussed, management has identified certain material weaknesses that exist in the Company’s internal control over financial reporting and is taking steps to strengthen its internal control over financial reporting. Management is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of March 31, 2008. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company’s overall control environment.
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

ZOLTEK COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          See Note 8 of the Notes to condensed consolidated financial statements for a summary of the Company’s current legal proceedings.
Item 1A. Risk Factors
     Governmental investigations or proceedings could materially affect us.
     As previously disclosed, in May 2008 the Audit Committee of our Board of Directors commenced an accounting investigation, which included a review of the circumstances and extent of two fund transfers initiated by Kevin Schott, our former Chief Financial Officer, from a subsidiary of the Company aggregating $250,000 that were not properly authorized or recorded in the Company’s financial records. On May 5, 2008, we filed a Current Report on Form 8-K announcing that our previously issued financial statements for the fiscal year ended September 30, 2007 and the quarter ended December 31, 2007 should not be relied upon because of errors in those financial statements resulting from these unrecorded and unauthorized payments. Under a separation agreement, Mr. Schott paid us $250,000, and we released Mr. Schott from claims arising out of those payments. In addition, Mr. Schott released us from claims arising out of his employment.
     On May 13, 2008, we received a letter from the staff of the Securities and Exchange Commission (“SEC”) indicating that the staff was conducting a non-public, fact-finding investigation and requested that we retain certain records and produce information and documents related to the matters described above. We have cooperated with the SEC staff in its investigation and have provided them with various documents. Our Audit Committee’s investigation has been completed. We have concluded that our previously issued financial statements, as supplemented in our Form 10-K/A and Form 10-Q/A for the fiscal year 2008 and the quarter ended December 31, 2007, respectively, can again be relied upon. However, the investigation being conducted by the SEC is ongoing. We have incurred, and will continue to incur, expenses for legal, accounting and other services in connection with these investigations and these matters have required, and will continue to require, our management’s time and attention. There can be no assurance that the SEC’s ongoing investigation will not have a material adverse effect on our business, financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
The registrant’s annual meeting of shareholders was held January 2008, and at such meeting the shareholders considered and voted upon the following:
(1) With respect to the election of two Class III directors and the following persons received the number of votes set opposite their respective names:

For Director	FOR	AGAINST	ABSTAIN
Zsolt Rumy	22,795,847	5,340,730	1,189,250
Charles A. Dill	27,821,301	315,276	1,189,250
The following persons received a majority of the votes cast:
Zsolt Rumy
Charles A. Dill
(2) With respect to the proposal to approve the Zoltek Companies, Inc. 2008 Director Incentive Plan:

Number of Votes
FOR	12,276,760
AGAINST	8,934,049
ABSTAIN	85,015
The proposal received the affirmative votes of greater than a majority of the shares of Common Stock present at the Annual Meeting, and was approved.
(3) With respect to the proposal to approve the Zoltek Companies, Inc. 2008 Long-Term Incentive Plan:

Number of Votes
FOR	17,875,453
AGAINST	3,348,375
ABSTAIN	71,996
The proposal received the affirmative votes of greater than a majority of the shares of Common Stock present at the Annual Meeting, and was approved.
(4) With respect to the proposal to approve the ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm:

Number of Votes
FOR	29,138,671
AGAINST	147,125
ABSTAIN	40,031
The proposal received the affirmative votes of greater than a majority of the             shares of Common Stock present at the Annual Meeting, and was approved.
Item 6. Exhibits.
See Exhibit Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc.
(Registrant)

Date: June 26, 2008	By:	/s/ ZSOLT RUMY Zsolt Rumy
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Employment Agreement with Karen Bomba dated March 1, 2008, is filed herewith.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.