Form 10-Q
period 2008-06-30
ZOLTEK COMPANIES INC
filed 2008-08-11
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2008
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
Registrant’s telephone number, including area code: (314) 291-5110
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of August 11, 2008, 34,311,063 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)
(Unaudited)

	June 30,	September 30,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$41,569	$121,761
Restricted cash	23,500	13,815
Accounts receivable, less allowance for doubtful accounts of $776 and $729 respectively	44,055	37,495
Inventories	47,389	27,941
Other current assets	12,833	10,858

Total current assets	169,346	211,870
Property and equipment, net	298,278	190,123
Other assets	1,782	1,606

Total assets	$469,406	$403,599

Liabilities and Shareholders’ Equity
Current liabilities:
Construction payables	$11,218	$4,859
Current maturities of long-term debt	$12,518	$13,813
Trade accounts payable	15,166	12,394
Legal liabilities	23,987	24,543
Accrued expenses and other liabilities	12,353	8,305

Total current liabilities	75,242	63,914
Long-term debt, less current maturities	4,178	6,851
Hungarian grant, long-term	12,800	7,969
Deferred tax liabilities	4,597	4,046
Other long-term liabilities	61	52

Total liabilities	96,878	82,832

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,246,127 and 33,653,735 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	342	337
Additional paid-in capital	489,682	476,205
Accumulated deficit	(154,793)	(164,024)
Accumulated other comprehensive income	37,297	8,249

Total shareholders’ equity	372,528	320,767

Total liabilities and shareholders’ equity	$469,406	$403,599

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Net sales	$44,950	$40,274	$134,603	$107,301
Cost of sales	31,320	28,334	96,181	76,922

Gross profit	13,630	11,940	38,422	30,379
Application and development costs	1,982	1,985	5,939	5,397
Selling, general and administrative expenses	4,377	3,262	12,103	9,414

Operating income from continuing operations	7,271	6,693	20,380	15,568
Other (expense) income:
Interest expense, excluding amortization of financing fees, debt discount, warrants and conversion feature	(288)	(428)	(1,340)	(1,959)
Amortization of financing fees and debt discount	(1,648)	(394)	(5,045)	(6,374)
Warrant issuance expense	—	—	—	(6,362)
Loss on value of warrants and conversion feature	—	(242)	—	(314)
Interest income	543	244	2,581	898
Loss on currency translation	(2,081)	(319)	(2,011)	(1,014)
Other, net	(23)	(225)	(460)	(270)

Income from continuing operations before income taxes	3,774	5,329	14,105	173
Income tax expense	1,465	309	4,874	804

Net income (loss) from continuing operations	2,309	5,020	9,231	(631)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(24)	—	(42)

Net income (loss)	$2,309	$4,996	$9,231	$(673)

Net loss per share:
Basic and diluted income (loss) per share:
Continuing operations	$0.07	$0.17	$0.27	$(0.02)
Discontinued operations	0.00	(0.00)	0.00	(0.00)

Total	$0.07	$0.17	$0.27	$(0.02)

Weighted average common shares outstanding – basic	34,201,210	29,353,104	33,950,871	27,526,435
Weighted average common shares outstanding – diluted	34,214,902	30,007,104	34,040,008	27,526,435
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

		Add’l		Accumulated Other
	Common	Paid-In	Accumulated	Comprehensive	Total Shareholders’
	Stock	Capital	Deficit	Income	Equity

Balance, September 30, 2007	$337	$476,205	$(164,024)	$8,249	$320,767
Convertible debt converted	5	8,472	—	—	8,477
Stock option compensation expense	—	1,757	—	—	1,757
Restricted stock issued	—	1,751	—	—	1,751
Warrants exercised	—	150	—	—	150
Exercise of stock options	—	1,347	—	—	1,347
Net income	—	—	9,231	—	9,231
Foreign currency translation adjustment	—	—	—	29,048	29,048

Balance, June 30, 2008	$342	$489,682	$(154,793)	$37,297	$372,528

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$2,309	$4,996	$9,231	$(673)
Foreign currency translation adjustments	15,773	2,362	29,048	16,932

Comprehensive income	$18,082	$7,358	$38,279	$16,259

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$9,231	$(673)
Net loss from discontinued operations	—	42

Net income (loss) from continuing operations	9,231	(631)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	11,459	7,189
Amortization of financing fees and debt discount	5,045	6,374
Deferred taxes	1,989	—
Warrant issue expense	—	6,362
Loss on value of warrants and conversion feature	—	314
Foreign currency transaction losses	1,518	628
Stock option compensation expense	3,507	888
Changes in assets and liabilities:
Increase in accounts receivable	(1,962)	(4,178)
Increase in inventories	(16,269)	(5,172)
Increase in other current assets and other assets	(3,933)	(1,663)
Increase in trade accounts and construction payables	6,256	3,484
Increase (decrease) in accrued expenses and other liabilities	4,513	(5,915)
Increase in other long-term liabilities	—	237

Net cash provided by continuing operations	21,354	7,917
Net cash provided by discontinued operations	—	1,905

Net cash provided by operating activities	21,354	9,822

Cash flows from investing activities:
Purchases of property and equipment	(57,130)	(42,788)
Purchase of Mexico facility	(35,000)	—
Proceeds received from Hungarian grant	3,253	7,547
Change in cash restricted for letters of credit	(9,685)	(7,181)

Net cash used in investing activities	(98,562)	(42,422)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,497	13,642
Net borrowings under related party note payable	—	10,000
Proceeds from issuance of convertible debt	—	7,494
Payment of financing fees	—	(875)
Repayment (borrowings) of notes payable and long-term debt	(4,525)	3,176

Net cash (used in) provided by financing activities	(3,028)	33,437
Effect of exchange rate changes on cash and cash equivalents	44	(139)

Net (decrease) increase in cash and cash equivalents	(80,192)	698
Cash and cash equivalents at beginning of period	121,761	10,802

Cash and cash equivalents at end of period	$41,569	$11,500

Supplemental disclosures of cash flow information:
Non-cash conversion of convertible debentures	$8,477	$29,760
Net cash paid during the period for income taxes	$2,494	$452
Net cash paid during the period for interest	$1,229	$4,218
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
     Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico and Engineering Technology Corporation (“Entec”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for advanced composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor used in production of carbon fibers. Zoltek de Mexico is a Mexican subsidiary organized to operate a facility purchased in October 2007 which will produce acrylic precursor and manufacture carbon fibers once construction and retooling are complete. Entec manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts and develops equipment and processes to support the use of the Company’s carbon fiber. The Company’s sales markets are in Europe and the United States, however, the Company has made significant sales to Asian markets.
Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
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
2. INVENTORIES
Inventories consist of the following (amounts in thousands):

	June 30,	September 30,
	2008	2007
Raw materials	$7,320	$7,941
Work-in-process	14,285	11,832
Finished goods	25,142	7,632
Supplies and other	642	536

	$47,389	$27,941

     Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded no inventory valuation reserve as of June 30, 2008 and recorded an inventory valuation adjustment of $0.6 million as of September 30, 2007 to reduce the carrying value of inventories to net realizable value.
3. SEGMENT INFORMATION
     The Company’s strategic business segments are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other. The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers used in aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States, Mexico and Hungary.

     During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue operations and sell the assets of its continuously extruded netting and thermoplastic compounding product lines. These operations have since been reported as discontinued operations. As of the end of fiscal 2007, the remaining operations related to these products are immaterial to the Company’s overall operations and therefore no longer segregated from continuing operations. The remaining business represented in the Corporate/Other segment relate to water supply and sewage water treatment services provided by the Hungarian operations to local communities.
       Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company’s operating segments as of and for the three and nine months ended June 30, 2008 and 2007 (amounts in thousands):

	Three months ended June 30, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$37,689	$6,487	$774	$44,950
Cost of sales	25,121	5,323	876	31,320
Gross profit	12,568	1,164	(102)	13,630
Operating income (loss)	9,931	651	(3,311)	7,271
Depreciation and amortization expense	3,670	375	252	4,297
Capital expenditures	31,959	439	27	32,425

	Three months ended June 30, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$28,903	$10,642	$729	$40,274
Cost of sales	19,636	8,185	513	28,334
Gross profit	9,267	2,457	216	11,940
Operating income (loss)	7,384	2,043	(2,734)	6,693
Depreciation and amortization expense	1,888	480	329	2,697
Capital expenditures	12,285	—	233	12,518

	Nine months ended June 30, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$113,666	$18,084	$2,853	$134,603
Cost of sales	79,552	14,120	2,509	96,181
Gross profit	34,112	3,964	344	38,422
Operating income (loss)	28,091	1,593	(9,304)	20,380
Depreciation and amortization expense	9,200	1,384	875	11,459
Capital expenditures	53,598	1,062	2,470	57,130

	Nine months ended June 30, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$79,098	$26,219	$1,984	$107,301
Cost of sales	56,694	19,101	1,127	76,922
Gross profit	22,404	7,118	857	30,379
Operating income (loss)	16,006	6,026	(6,464)	15,568
Depreciation and amortization expense	4,891	1,289	1,009	7,189
Capital expenditures	37,951	2,752	2,085	42,788

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
June 30, 2008	$351,910	$37,706	$79,790	$469,406
September 30, 2007	217,662	36,833	149,104	403,599
4. FINANCING
 Bond Related to SP Systems Case
     In December 2006, the Company obtained the financing to post a bond of up to $40.0 million, which represented the potential bond necessary in connection with the continuing defense of the SP Systems case. The Company raised the financing with a $10.0 million loan commitment from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5%, a

$10.0 million loan commitment from the Company’s Chief Executive Officer at 8% interest, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional investors and the remainder with the Company’s cash on hand.
     In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 8 to the condensed consolidated financial statements). In April  2007, the Company posted a supersedes bond in April 2007, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of June 30, 2008, the letter of credit is collateralized by $23.5 million of restricted cash. The Company repaid the loan from the Chief Executive Officer and terminated the $10 million loan commitment from its U.S. bank during the fourth quarter of fiscal 2007.
Hungarian Government Grant
     The Hungarian government has pledged a grant of $2.9 billion HUF (approximately $19.3 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Through June 30, 2008, Zoltek’s Hungarian subsidiary received approximately $14.1 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense of assets into which the proceeds of the grant are invested.
     The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, between April 2009 and March 2014, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of $21.7 billion HUF (approximately $144.2 million); fails to employ an average annual staff of at least 1,200 employees; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations for more than 30 days; or withdraws any consents it gave in the grant agreement. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
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
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first three quarters of fiscal 2007 and 2008.

	Three months ended			Three months ended			Three months ended
	December 31, 2007			March 31, 2008			June 30, 2008
	Number			Number			Number
	of Shares	Conversion	Principal	of Shares	Conversion	Principal	of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted	Converted	Price	Converted
February 2003	—	$—	$—	—	$—	$—	—	$—	$—
September 2005	—	—	—	—	—	—	—	—	—
December 2005	—	—	—	—	—	—	—	—	—
February 2006	—	—	—	—	—	—	—	—	—
May 2006	54,879	25.51	1,399,963	75,338	25.51	1,921,872	70,561	25.51	1,800,011
July 2006	9,820	25.51	250,508	9,820	25.51	250,508	9,820	25.51	250,508
October 2006	47,040	25.51	1,199,990	26,133	25.51	666,653	29,378	25.51	749,432

	111,739		$2,850,461	111,291		$2,839,033	109,759		$2,799,951

	Three months ended			Three months ended			Three months ended
	December 31, 2006			March 31, 2007			June 30, 2007
	Number			Number			Number
	of Shares	Conversion	Principal	of Shares	Conversion	Principal	of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted	Converted	Price	Converted
February 2003	342,858	$3.50	$1,200,003	—	$—	$—	71,430	$3.50	$250,005

	Three months ended			Three months ended			Three months ended
	December 31, 2006			March 31, 2007			June 30, 2007
	Number			Number			Number
	of Shares	Conversion	Principal	of Shares	Conversion	Principal	of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted	Converted	Price	Converted
September 2005	—	—	—	196,121	12.50	2,451,513	—	—	—
December 2005	—	—	—	1,251,143	12.50	15,639,288	—	—	—
February 2006	—	—	—	768,673	13.07	10,046,556	—	—	—
May 2006	—	—	—	—	—	—	—	—	—
July 2006	—	—	—	—	—	—	—	—	—
October 2006	—	—	—	—	—	—	—	—	—

	342,858		$1,200,003	2,215,937		28,137,357	$71,430		$250,005

	As of June 30, 2008
	Number of Shares	Conversion	Principal
Issuance	Issuable on Conversion	Price	Outstanding
May 2006	423,363	$25.51	$10,800,000
July 2006	68,540	25.51	1,748,455
October 2006	203,882	25.51	5,201,030

	695,785		$17,749,485

     The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. Under certain circumstances, the Company may settle the principal and accrued unpaid interest in common stock Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days notice
     Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006(1)	July 2006(1)	October 2006(1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share of conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances had a beneficial conversion feature.

Warrant and Conversion Features
     In January, March and October 2004 and February 2005, the Company issued convertible notes and warrants that required the Company to register the resale of the shares of common stock issuable upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock,” which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. The Company recorded the fair value of the conversion feature and warrants as long-term liabilities. The Company was required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives were reflected in the consolidated statement of operations as “Loss on value of warrants and conversion feature.”
     As of September 30, 2007, all such convertible notes and warrants had been converted or exercised. See table below for impact on the results for three and six months ended June 30, 2007 (amounts in thousands).

	Three months ended June 30, 2007			Six months ended June 30, 2007
		Conversion			Conversion
	Warrants	Features	Total	Warrants	Features	Total
January 2004 issuance – mark to market	$(242)	$—	$(242)	$(314)	$—	$(314)

Loss on value of warrants and conversion feature	$(242)	$—	$(242)	$(314)	$—	$(314)

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

See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and nine months ended June 30, 2008 and 2007 (amounts in thousands).

	Three months ended June 30, 2008			Nine months ended June 30, 2008
		Conversion		Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$487	$719	$1,206	$1,450	$2,140	$3,590
July 2006 issuance	55	67	122	175	213	388
October 2006 issuance	91	105	196	305	352	657

	$633	$891	1524	$1,930	$2,705	4,635

Deferred financing costs			124			410

Total			$1,648			$5,045

	Three months ended June 30, 2007			Nine months ended June 30, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
September 2005 issuance	$—	$—	$—	$158	$—	$158
December 2005 issuance	—	—	—	285	—	285
February 2006 issuance	—	—	—	1,830	1,882	3,712
May 2006 issuance	61	89	150	369	537	906
July 2006 issuance	7	8	15	82	99	181
October 2006 issuance	20	23	43	162	187	349

	Three months ended June 30, 2007			Nine months ended June 30, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
	$88	$120	208	$2,886	$2,705	5,591

Deferred financing costs			186			783

Total			$394			$6,374

     The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	June 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$2,277	$3,363	$5,640
July 2006 issuance	337	407	744
October 2006 issuance	492	566	1,058

	$3,106	$4,336	7,442

Debt acquisition cost and financing fees			522

Total			$7,964

	September 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$4,728	$6,981	$11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	15,255

Debt acquisition cost and financing fees			985

Total			$16,240

Earnings Per Share
      In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at June 30, 2008 and 2007 which are not included in the determination of diluted loss per share for the three and nine months ended June 30, 2008 and 2007 because the shares issuable upon exercise or conversion are anti-dilutive. Had these securities been dilutive, an additional 1.4 million and 2.1 million shares would have been included in the Company’s diluted loss per share calculation for fiscal 2008 and 2007, respectively.
     The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the three and nine months ended June 30, 2008 and 2007, respectively:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerators:
Net income (loss)	$2,309	$4,996	$9,231	$(673)

Denominators:
Average shares outstanding – basic	34,201	29,353	33,951	27,526
Impact of convertible debt, warrants and stock options	14	654	89	—

Average shares outstanding – diluted	34,215	30,007	34,040	27,526

Income (loss) per share – basic:
Continuing operations	$0.07	$0.17	$0.27	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00

Basic income (loss) per share	$0.07	$0.17	$0.27	$(0.02)

Income (loss) per share – diluted:
Continuing operations	$0.07	$0.17	$0.27	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00

Diluted income (loss) per share	$0.07	$0.17	$0.27	$(0.02)

5. DEBT

Credit Facilities
US Operations — In December 2007, the Company extended its existing line of credit until January 1, 2009. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of June 30, 2008 totaled $8.6 million. As of June 30, 2008, the full amount of the borrowing base has been pledged as collateral for litigation cases, primarily the investment banker case (see Note 8 to the condensed consolidated financial statements). No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $5.2 million at June 30, 2008 and $6.4 million at September 30, 2007.
Long-term debt consists of the following (amounts in thousands):

	June 30,	September 30,
	2008	2007
Note payable with interest at 7%, payable in eleven monthly installments of principal and interest of $15 to maturity in January 2009	$1,210	$1,272

Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas to be repaid from real estate and personal property tax abatements	—	2,030

Facilities with Hungarian banks (interest rate of 5.5% to 10.6%)	5,178	6,417

Convertible debentures final payment due November 2009 bearing interest at 8.8%	10,800	16,200

Convertible debentures final payment due April 2010 bearing interest at 7.5%	1,750	2,505

Convertible debentures final payment due January 2010 bearing interest at 7.5%	5,200	7,495

Total debt including current maturities	24,138	35,919

Less: Debt discount associated with conversion feature and warrants	(7,442)	(15,255)
Less: Amounts payable within one year, net of discount of $4,700 and $7,006	(12,518)	(13,813)

Total long-term debt, less current maturities	$4,178	$6,851

6. DISCONTINUED OPERATIONS
     During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue operations and sell the assets of its continuously extruded netting and thermoplastic compounding product lines. These operations have since been reported as discontinued operations. As of the end of fiscal 2007, the remaining operations related these products are immaterial to the Company’s overall operations and therefore no longer segregated from continuing operations.
     The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company and were not expected to be profitable in the foreseeable future due to the continued pricing pressure from competitive manufacturers. The results of operations of these two products lines have been reclassified to discontinued operations for fiscal 2007.

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Net sales	$242	$1,748
Cost of sales	204	1,557

Gross profit	38	191
Selling, general and administrative expenses	11	134

Income from operations	27	57
Other loss	(51)	(99)

Income (loss) on discontinued operations	$(24)	$(42)

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
     Stock option awards. Outstanding stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 and 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Options granted to employees in 2005 and 2006 vest two years from the date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. Annually options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All options granted to directors vest immediately at time at grant. All options are issued at a price equal to the market price on the date the Board of Directors approves the grant. These options expire from 2009 through 2018.
     Presented below is a summary of stock option’s activity during the nine months ended June 30, 2008:

		Wtd. Avg.	Options	Wtd. Avg.
	Options	Exercise Price	Exercisable	Exercise Price
Balance, September 30, 2007	369,810	$16.02	264,800	$17.23
Granted	222,500
Cancelled	(30,000)
Exercised	(167,723)

Balance, June 30, 2008	394,587	25.46	222,087	23.40

The following table summarizes information for options currently outstanding and exercisable at June 30, 2008.

Options Outstanding				Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33-2.80	2,000	4 years	$2.07	2,000	$2.07
6.25-9.25	36,587	6 years	8.58	36,587	8.58
9.60-24.12	91,000	8 years	17.68	56,000	14.30
26.22-29.70	175,000	9 years	29.20	37,500	28.54
30.00-39.00	90,000	9 years	33.43	90,000	33.43

1.33-39.00	394,587	8 years	25.46	222,087	23.40

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2008	Fiscal 2007
Expected life of option	4 & 7.5 years	3 & 7.5 years
Risk-free interest rate	1.8%	4.9%
Volatility of stock	66%	68%
Forfeiture experience	30%	30%
     The fair value of the options granted as of June 30, 2008 and as of September 30, 2007 was $0.9 million and $1.4 million, respectively. As of June 30, 2008, the Company had $2.6 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2008, 2009 and 2010. Cash proceeds received from the exercise of stock options were $0.6 million for the third quarter of fiscal 2008 and 2007.
     Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. Presented below is a summary of restricted stock activity during the nine months ended June 30, 2008:

Shares
Balance, September 30, 2007	0

Granted	67,500

Balance, June 30, 2008	67,500

     As of June 30, 2008, the remaining unamortized compensation cost related to restricted stock awards was $1.6 million which is expected to be recognized over the remaining vesting period of three years.
     For the three and nine months ended June 30, 2008 and 2007, the Company recorded into selling and general administrative expense and into its Corporate/Other segment $0.6 million and $1.8 million for the three and nine months end June 30, 2008 and $0.5 million and $0.8 million for the three and nine months ending June 30, 2007, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123(R).
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
8. COMMITMENTS AND CONTINGENCIES
Legal
     Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of June 30, 2008, the Company had recorded a reserve for legal liabilities of $24.0 million.
     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and the jury rendered verdicts against our Zoltek Corporation subsidiary. In April 2007, the Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. The appeal was argued in January 2008 and a ruling from the appeals court is pending. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of June 30, 2008, the Company’s accrual with respect to this matter has been reduced to $18.1 million due to litigation cost incurred during fiscal year. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.
     In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming the judgment for $2.5 million in cash and warrants to purchase approximately 92,000 shares of the Company’s common stock. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not paid any portion of this judgment or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual to $5.9 million, which was the balance as of June 30, 2008. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of warrants to purchase approximately

92,000 shares of the Company’s common stock valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price.
     On May 13, 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008 (see — Internal Accounting Investigation below).
     The Company is a party to various other claims and legal proceedings arising out of the normal course of its business. In the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Concentration of Credit Risk
     Zoltek’s carbon fiber products are primarily sold to customers in the composite industry and its technical fibers are primarily sold to customers in the aerospace industries. Entec’s products are primarily sold in the composite industry. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.
     In the three months ended June 30, 2008 and 2007, Zoltek reported sales of $17.9 million and $13.8 million, respectively, and a related open account receivable balance of $18.1 million and $4.1 million as of June 30, 2008 and 2007, respectively, to a wind turbine manufacturer. For the nine months ended June 30, 2008 and 2007, the Company reported sales of $56.2 million and $35.0 million, respectively, to this same customer. This was the only customer that represented greater than 10% of consolidated net sales during these periods.
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
9. INCOME TAXES
     U.S. generally accepted accounting principles require that a valuation allowance is recorded against the income tax benefit resulting from the pre-tax losses due to uncertainties in the Company’s ability to utilize net operating loss carryforward in the future. As of September 30, 2007, the Company’s Hungarian operations had established a strong pattern of operating earnings. As such, the valuation allowance was released into income tax expense during fiscal 2007 and the Company created a deferred tax asset. During fiscal 2008, the Company will amortize the deferred tax asset as we reduce our existing tax net operating loss. The Company expects that the current tax net operating loss will be sufficient to absorb taxable income for the remainder of fiscal 2008. Further, the Company accrues and pays a Hungarian alternative minimum tax of approximately 4.0% of net income and a Hungarian local Hungarian municipality tax of approximately 1.0% of revenue. Our Mexico operation has not generated taxable earnings as commercial-scale production has not yet begun.
     The Company currently has domestic net operating loss carryforwards of approximately $107.1 million available to offset future tax liabilities. The Company has recorded a full valuation allowance against its U.S. deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.
      The Company currently has foreign net operating loss carryforwards of approximately $9.1 million. During the first nine months of fiscal 2008, the Company has determined that it is more likely than not that these carryforwards will be utilized due to the recent history of cumulative foreign pre-tax income and jurisdictional forecasts of foreign taxable income.

          Zoltek and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service concluded its examination of Zoltek’s consolidated federal income tax returns for the fiscal year ended September 30, 2003. Federal review of the fiscal 2004, 2005 and 2006 returns is ongoing. The U.S. federal statute of limitations remains open for the year 2003 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities include Hungary (2005 onward). A Hungarian tax examination for the years 2004, 2005 and 2006 is scheduled during or around August 2008.
          As of June 30, 2008, Zoltek had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. The Company expects that the amount of unrecognized tax benefits will continue to change in the next 12 months as a result of ongoing tax deductions, the outcomes of audits and the passing of statutes of limitations.
10. NEW ACCOUNTING PRONOUNCEMENTS
     In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS 133.  SFAS 161 is effective for interim periods and fiscal years beginning after November 15, 2008.  The Company will adopt SFAS 161 effective October 1, 2009.  The Company is currently assessing the impact of SFAS 161 on its financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applications of GAAP. FSP FAS 142-3 becomes effective for the Company on October 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 will not have a material impact on its financial statements.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on October 1, 2009. Management has concluded that the adoption of FSP EITF 03-6-1 will not have a material impact on the financial statements.
* * *
Special Note Regarding Forward-Looking Statements
          This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, investors should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, the Company does not plan to publicly update or revise any forward-looking statements contained herein after we distribute this quarterly report, whether as a result of any new information, future events or otherwise.
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
     The Company’s primary business segments are based on product lines and include Carbon Fibers and Technical Fibers. The Carbon Fibers segment manufactures low-cost carbon fibers used as reinforcement material in composites, carbon fiber composite products and equipment used in the composite industry. The Technical Fibers segment manufactures oxidized acrylic fibers and high carbon content fibers used in aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers and seek to aggressively market carbon fibers and technical fibers. The Carbon Fiber and Technical Fiber segments are located geographically in the United States, Hungary and Mexico.
     We operate manufacturing plants in Hungary, Texas and Missouri. Our plant in Hungary is our major carbon fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and intermediate oxidized acrylic fibers. Our Texas plant produces carbon fiber and, along with our Hungarian plant, has value-added processing capabilities. Our Missouri facility is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and it also produces limited quantities of carbon fibers. In addition, we have a plant undergoing startup operations in Mexico. Once commercial scale operations begin, that plant will manufacture acrylic precursor and carbon fiber.
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
     In October 2007, we purchased for $35 million the manufacturing assets of a Guadalajara, Mexico-based acrylic fiber manufacturing company. We estimate the total investment will be approximately $100 million to purchase the facility, to retool and modify the plant, to produce acrylic precursor and to install the initial four carbon fiber lines. As of June 30, 2008, we have incurred approximately $36.2 million in additional costs to ready the facility for production. We expect that precursor production will begin before the end of fiscal 2008. We plan to complete installation of four continuous carbonization lines during the first quarter of fiscal 2009 at the Mexico facility. We believe the acquisition of the Mexico plant gives us the opportunity to increase our manufacturing capacity of precursor and increase our carbon fiber lines at favorable costs.
     Since fiscal 2005, there has been a structural shift in the carbon fiber market. Strong demand from the higher-cost aerospace applications has caused a shortage in supply for the commercial applications that we supply. During this period, we have experienced rapid growth due to sharply increased demand for commercial carbon fibers, primarily from producers of large composite blades used in wind turbines. We believe that, over the past three years, there has been increased interest in and usage of carbon fibers in the oil exploration, automotive and construction end markets. Our revenue has increased from $34.5 million in fiscal 2004 to $150.9 million for fiscal 2007. To support this and future growth, we expanded our manufacturing capacity from two continuous carbonization lines in operation at the beginning of fiscal 2004 to our current 22 lines.
     The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber such as wind turbines; (2) increases in our manufacturing capacity; and (3) the significant price increases that we have successfully implemented. We would expect that our net sales in future periods will continue to be affected by the first and second of these factors. Although we implemented selected price increases as of January 1, 2008, we cannot predict whether we will be able to implement future price increases similar to those we implemented in the recent past. The net sales of our Technical Fiber segment have been affected in the past, and we expect will continue to be affected in the foreseeable future, by the demand and order patterns resulting from aircraft brake manufacturers and heat and flame resistant applications.
     The primary cost components of our Carbon Fiber and Technical Fiber segments are: acrylonitrile, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production and energy. We expect that new applications, including those we are attempting to facilitate, will continue to positively affect demand for our products. Any reduction in the use of carbon fiber in aerospace applications could increase the supply of carbon fibers and the competition we face for commercial applications.
     During fiscal 2007, we entered into long-term supply contracts with several of our key customers. In May 2007 we entered into a new contract with Vestas Wind Systems under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $300 million of carbon fiber in increasing volumes over the contract’s five-year term. In August 2007, we entered into a new contract with Gamesa Group, under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $140 million of carbon fiber over the contract’s five-year term. In June 2007, we entered into a contract with DeWind Incorporated under which we estimate, based on current prices, that we will supply approximately $30 million of carbon fibers over the contract’s three-year term.
     We believe the Company will continue to experience long-term growth as applications for carbon fibers mature. However, on a short-term basis, our growth rates will continue to fluctuate due to cycles affected by available industry capacity and the fact that our growth should continue to result from commitments by customers to applications that require large volumes of carbon fibers. For example, during fiscal 2006 and 2007, we were strained to meet all the demand from our wind energy customers and were unable to take on new customers. We undertook an expedited capacity expansion. Beginning in fiscal 2008, we now have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. While we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. This has caused our sequential quarter growth rates to be uneven. Our strategy is to continue aggressive marketing to obtain new business in existing applications and new customers in new applications, both of which can require relatively long sales cycles. We expect those efforts to be successful over the long run.
Results of Operations
Three months ended June 30, 2008 compared to three months ended June 30, 2007
     The Company’s sales increased 11.6%, or $4.6 million, to $45.0 million in the third quarter of fiscal 2008 from $40.3 million in the third quarter of fiscal 2007. Carbon fiber sales increased 30.4%, or $8.8 million, to $37.7 million in the third quarter of fiscal 2008 from $28.9 million in the third quarter of fiscal 2007 as production and sales of wind energy and other orders continued to grow. The Company’s carbon fiber sales benefited from a price increase on January 1, 2008 and the newly added capacity in Hungary of eight carbon fiber lines since March 2007. Technical fiber sales decreased 39.0%, or $4.1 million, to $6.5 million in the third quarter of fiscal 2008 from $10.6 million in the third quarter of fiscal 2007. Technical fiber sales decreased as primary aircraft brake customers determined to reduce their inventory which had been at historically high levels. Sales of other products and services increased $0.1 million to $0.8 million during the third quarter of fiscal 2008 from $0.7 million during fiscal 2007 related to our energy, sewer and wastewater treatment plant sales to local Hungarian municipalities.
     The Company’s cost of sales increased by 10.5%, or $3.0 million, to $31.3 million in the third quarter of fiscal 2008 from $28.3 million in the third quarter of fiscal 2007. Carbon fiber cost of sales increased by 27.9%, or $5.5 million, to $25.1 million for the third quarter of fiscal 2008 from $19.6 million for the third quarter of fiscal 2007. The increase in carbon fiber cost of sales reflected increased sales of 30.4% discussed above. Technical fiber cost of sales decreased $2.9 million, or 35.0%, to $5.3 million for the third quarter of fiscal 2008 from $8.2 million for the third quarter of fiscal 2007. The decrease in technical fiber cost of sales resulted from the decreased sales of 39.0% discussed above, as well as the resulting unfavorable change in fixed costs absorption. The cost of sales of the other products increased for the third quarter ended fiscal 2008 to $0.9 million compared to the third quarter ended fiscal 2007 of $0.5 million.
     The Company’s gross profit increased by 14.2%, or $1.7 million, to $13.6 million in the third quarter of fiscal 2008 from $11.9 million in the third quarter of fiscal 2007. Carbon fiber gross profit percentage increased to 33.3% for the third quarter of fiscal 2008 compared to 32.1% for the third quarter of fiscal 2007. Carbon fiber gross profit increased to $12.6 million from $9.3 million during these same respective periods. The increases in carbon fiber gross profit and gross profit percentage resulted from the January 1, 2008 price increase, greater volumes and improved production efficiencies of the installed carbon fiber lines, overcoming significant increases in ACN and energy costs. Technical fiber gross profit decreased from $2.5 million, or 23.1% of sales, in the third quarter of fiscal 2007 to $1.2 million, or 17.9% of sales, during the corresponding period of fiscal 2008. The decreases in technical fiber gross profit and gross profit percentage resulted from decreased shipments to the primary aircraft brake customers, as discussed above.
     Application and market development costs were $2.0 million in the third quarter of fiscal 2008 and $2.0 million in the third quarter of fiscal 2007. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas production, secondary aircraft structures, fire/heat barrier and alternate energy technologies.
     Selling, general and administrative expenses for continuing operations were $4.4 million in the third quarter of fiscal 2008 compared to $3.3 million reported for the third quarter of fiscal 2007. The Company spent $0.4 million in fiscal 2008 related to an internal accounting investigation described below under — “Internal Accounting Investigation”.
     The Company recorded $0.6 million for the cost of employee services received in exchange for equity instruments under SFAS 123(R) during the third quarter of fiscal 2008, an increase of $0.1 million above third quarter fiscal 2007 expense. An additional $0.5 million of the increase to selling, general and administrative expenses was related to staffing of management positions that have been filled to meet the demands of the growing sales and production volume.
     Operating income in the third quarter of fiscal 2008 was $7.3 million, an increase of $0.6 million from the operating income of $6.7 million incurred during the third quarter of fiscal 2007. This improvement resulted primarily from an increase in gross profit of $1.7 million, offset by an increase of management headcount to meet the demands of growing sales and production volume and by $0.4 million of costs incurred related to an internal accounting investigation. Carbon fiber operating income improved from $7.4 million in the third quarter of fiscal 2007 to $9.9 million in the third quarter of fiscal 2008. The improvement related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices. Operating income from technical fibers decreased from $2.0 million in the third quarter of fiscal 2007 to $0.7 million in the third quarter of fiscal 2008 due to decreased shipments to aircraft brake customers. Headquarters/other operating loss increased from a loss of $2.7 million in the third quarter of fiscal 2007 to a loss of $3.3 million in the third quarter of fiscal 2008 due to increases in administrative headcount and salaries to support the production growth and a cost of $0.4 million during the third quarter of fiscal 2008 to conduct an internal accounting investigation.
     Interest expense was $0.3 million in the third quarter of fiscal 2008 compared to $0.4 million in the corresponding period of fiscal 2007. As investors continue to convert their outstanding convertible debt into shares, the Company’s cost of interest on the related debt has decreased.
     Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $1.6 million for the third quarter of fiscal 2008 compared to $0.4 million for the third quarter of fiscal 2007. The Company expensed $1.3 million as amortization of financing fees during the third quarter of fiscal 2008 as investors converted convertible debt related to the May 2006, July 2006 and October 2006 issuances.
     Interest income was $0.6 million in the third quarter of fiscal 2008 compared to $0.2 million in the third quarter of fiscal 2007. The increase was a result of interest earned on short-term investments of cash received from our public offering in August 2007.
     Loss on value of warrants and conversion feature was $0.2 million for the third quarter of fiscal 2007 (see “—Liquidity and Capital Resources— Financing”). There were no outstanding warrants or convertible debt with derivative features as of September 30, 2007 or subsequently.
     Loss on currency translation increased to $2.1 million for the third quarter of fiscal 2008 compared to $0.3 million for the third quarter of fiscal 2007. During the third quarter of fiscal 2008, both the U.S. dollar and the Euro declined in value by approximately 8% against the Forint. As most of the Company’s accounts receivables are denominated in Euros, the decline in value resulted in a significant loss recognized in the income statement of our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (forint) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income in equity. The currency transaction loss in fiscal 2007 was primarily the result of decline in value of the U.S. dollar.
     Other expense, net, was $23,000 for the third quarter of fiscal 2008 compared to $0.2 million for the third quarter of fiscal 2007. These expenses were primarily fees incurred at our Hungarian subsidiary.
     Income tax expense was $1.5 million for the third quarter of fiscal 2008 compared to $0.3 million for the corresponding period in the prior year. During the three months ended June 30, 2007, the Company utilized a portion of its foreign deferred tax assets, for which no benefit had been previously recorded, to offset current foreign income taxes. As of June 30, 2007, due to uncertainties in the Company’s ability to utilize its net operating loss carryforward in the future, a valuation allowance was recorded against the income tax benefit resulting from the prior pre-tax losses. During the three months ended September 30, 2007, since the Company’s Hungarian operations had established and expected to continue a strong pattern of operating earnings, the valuation allowance was released resulting in the recognition of net deferred tax assets. During the third quarter of fiscal 2008, the Company amortized the deferred tax asset by $0.7 million, reducing the existing tax net operating loss carryforward. Income tax expense of

$0.5 million was recorded for the third quarter of fiscal 2008 as we accrued for a special Hungarian tax of 4% on pre-tax net income. The Company also incurred $0.3 million expense during the third quarter related to the local Hungarian municipality tax.
     The foregoing resulted in income from continuing operations of $2.3 million for fiscal 2008 compared to income of $5.0 million for fiscal 2007. Similarly, the Company reported income from continuing operations per share of $0.07 and $0.17 on a basic and diluted basis for the third quarter of fiscal 2008 and 2007, respectively.
     The loss from discontinued operations was $24,000 for the third quarter of fiscal 2007. The Company did not report discontinued operations for the third quarter of fiscal 2008 as these operations were immaterial to the Company’s overall operations.
Nine months ended June 30, 2008 compared to nine months ended June 30, 2007
     The Company’s sales increased 25.4%, or $27.3 million, to $134.6 million in fiscal 2008 from $107.3 million in fiscal 2007. Carbon fiber sales increased 43.7%, or $34.6 million, to $113.7 million during fiscal 2008 from $79.1 million during fiscal 2007 as production and sales of wind energy orders continued to grow. The Company also implemented a price increase on all products on January 1, 2008. The Company’s sales further benefited from the newly added capacity in Hungary of five carbon fiber lines, two of which were not completed until late March 2008. Technical fiber sales decreased 31.0%, or $8.1 million, to $18.1 million during fiscal 2008 from $26.2 million during fiscal 2007. Technical fiber sales decreased as the Company’s two major aircraft brake customers determined to reduce inventory which had been at historically high levels. Orders have resumed to normal levels with one of these customers during the second quarter of 2008. Sales of other products and services increased $0.9 million to $2.9 million during the nine months ended June 30, 2008 from $2.0 million during the nine months ended June 30, 2007.
     The Company’s cost of sales increased by 25.0%, or $19.3 million, to $96.2 million during fiscal 2008 from $76.9 million during fiscal 2007. Carbon fiber cost of sales increased by 40.7%, or $22.9 million, to $79.6 million during fiscal 2008 from $56.7 million for fiscal 2007. The increase in carbon fiber cost of sales resulted from the increased sales of 43.7% discussed above. Technical fiber cost of sales decreased $5.0 million, or 26.1%, to $14.1 million for fiscal 2008 from $19.1 million for fiscal 2007. The decrease in technical fiber cost of sales resulted from the decreased sales of 31.0% discussed above.. The cost of sales of other products increased for fiscal 2008 to $2.5 million compared to fiscal 2007 of $1.1 million.
     The Company’s gross profit increased by 26.5%, or $8.0 million, to $38.4 million during fiscal 2008 from $30.4 million in fiscal 2007. Carbon fiber gross profit percentage increased to 30.0% for fiscal 2008 compared to 28.3% for fiscal 2007. Carbon fiber gross profit increased from $22.4 million to $34.1 million during these respective periods. The increase in carbon fiber gross profit and gross profit percentage resulted due from the January 1, 2008 price increase and greater volumes and improved efficiencies of the installed carbon fiber lines. Technical fiber gross profit decreased from $7.1 million, or 27.1% of sales, for fiscal 2007 to $4.0 million, or 21.9% of sales, during the corresponding period of fiscal 2008. The decrease in technical fiber gross profit and gross profit percentage resulted from the limitation on the ability of the business unit to absorb certain fixed costs due to decreased production of technical fiber products.
     Application and market development costs were $5.9 million in fiscal 2008 and $5.4 million in fiscal 2007. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.
     Selling, general and administrative increased by $2.7 million, to $12.1 million in fiscal 2008 from $9.4 million in fiscal 2007. The Company recorded $1.8 million for the cost of employee services received in exchange for equity instruments under SFAS 123-R during fiscal 2008 and $0.8 million in fiscal 2007. The Company also increased headcount and administrative services during fiscal 2008 by $1.3 million compared to the first nine months of fiscal 2007. The increase related to staffing of management positions that have been filled to meet the demands of the growing sales and production volume. The Company spent $0.4 million in fiscal 2008 related to an investigation described below under “—Internal Accounting Investigation
     Operating income was $20.4 million for the first nine months of fiscal 2008 compared to income of $15.6 million in the corresponding period of fiscal 2007. Carbon fiber operations reported operating income of $28.1 million for fiscal 2008 compared to income of $16.0 million in fiscal 2007. The improvement in operating income in the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility and increased prices. Operating income from technical fibers decreased $4.4 million, from $6.0 million for the first nine months of fiscal 2007 to $1.6 million for fiscal 2008, as sales decreased $8.1 million due to decreased orders from aircraft brake customers. Corporate headquarters/other reported an operating loss of $9.3 million for the nine months ended June 30, 2008 compared to a loss of $6.5 million during fiscal 2007. The increase in operating loss was due primarily to increases in administrative headcount and salaries in at the corporate office and in Hungary to support the production growth and an increase of $1.0 million for the cost of employee services received in exchange for equity instruments under SFAS 123(R).
     Interest expense was $1.3 million for the nine months ended June 30, 2008, compared to $2.0 million in the corresponding period of fiscal 2007. The decrease in interest expense resulted from the conversion of convertible debt to stock during fiscal 2007 and 2008.
     Amortization of financing fees, which are non-cash expenses, was approximately $5.0 million during the nine months ended June 30, 2008 compared to $6.4 million during the corresponding period of fiscal 2007. (See —“Liquidity and Capital Resources—Financing”).
     Interest income was $2.6 million for the nine months ended June 30, 2008 compared to $0.9 million in the for the corresponding period of fiscal 2007. The increase was a result of interest earned on short-term investments of cash received from our public offering in August 2007.
     Warrant issuance expense was $6.4 million for fiscal 2007. In December 2006, the Company expensed the fair value of warrants issued to induce holders to exercise previously held warrants. The Company used the funds received in connection with posting the bond necessary in connection with the continuing defense of the SP Systems case.
     Loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $0.3 million for fiscal 2007 (see— “Liquidity and Capital Resources—Financing”). The loss was attributable to the increase in the market price of the Company’s common stock. All of the Company’s convertible debt issuances which required derivative accounting were converted to equity instruments as of September 30, 2007.
     Loss on currency translation increased to $2.0 million for fiscal 2008 compared to $1.0 million for fiscal 2007. During fiscal 2008, both the U.S. dollar and the Euro declined in value against the Forint. As most of the Company’s accounts receivables are denominated in Euros, the decline in value resulted in a significant loss recognized in the income statement of our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (forint) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income in equity. The loss in fiscal 2007 was primarily the result of the decline in value of the U.S. dollar.
     Other expense, net, was $0.5 million for fiscal 2008 compared to $0.3 million for fiscal 2007. During fiscal 2008, the Company incurred cost related to the shutdown of a sales office in Europe. The expenses incurred during fiscal 2007 were primarily fees incurred at our Hungarian subsidiary.
     Income tax expense was $4.9 million for the nine months ended June 30, 2008 compared to $0.8 million for the corresponding period in the prior year. During the nine months ended June 30, 2007, the Company utilized a portion of its foreign deferred tax assets, for which no benefit had been previously recorded, to offset current foreign income taxes. As of June 30, 2007, due to uncertainties in the Company’s ability to utilize its net operating loss carryforward in the future a valuation allowance was recorded against the income tax benefit resulting from prior pre-tax losses. As of September 30, 2007, since the Company’s Hungarian operations had established and expected to continue a strong pattern of operating earnings, the remainder of the valuation allowance was released resulting in the recognition of net deferred tax assets. During fiscal 2008, the Company amortized the deferred tax asset by $2.0 million, reducing the existing net operating loss carryforward. An additional income tax expense of $1.7 million was recorded for fiscal 2008 as the Company accrued for a special Hungarian tax of 4% on pre-tax net income. The Company also incurred $1.1 million expense during fiscal 2008 related to the local Hungarian municipality tax. The Company paid approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
     The foregoing resulted in income from continuing operations of $9.2 million for the nine months ended June 30, 2008 compared to a net loss of $0.6 million for fiscal 2007. Similarly, the Company reported net income from continuing operations per share of $0.27 on a basic and diluted basis for the nine months ended June 30, 2008 and net loss from continuing operations per share of $0.02 on a basic and diluted basis for fiscal 2007.
     Net loss from discontinued operations was $42,000 for fiscal 2007. The Company reported net loss from discontinued operations per share of $0.00 on a basic and diluted basis for fiscal 2007. The Company did not report discontinued operations for fiscal 2008 as these divisions were immaterial to the Company’s overall operations.
Liquidity and Capital Resources
     The Company believes its cash currently on hand and cash flow from operations should be sufficient to fund its identified liquidity needs. During the third quarter of fiscal 2007, the Company filed a shelf registration statement with the SEC for a periodic offering of up to $350.0 million, of which up to $30.0 million may be offered by selling shareholders, in debt securities, common and preferred stock, warrants and/or units. In August 2007, the Company completed a public offering of 3,615,000 shares of common stock (excluding 385,000 shares sold by certain selling shareholders) and realized net proceeds of approximately $131.5 million.
Cash Provided By (Used In) Continuing Operating Activities
     Operating activities provided $21.4 million of cash for the nine months ended June 30, 2008 compared to cash provided of $9.8 million in the comparable fiscal 2007 period. Cash flows were positively affected by an $9.1 million improvement in operating income before depreciation for the nine months ended June 30, 2008 compared to June 30, 2007. The Company implemented a price increase on carbon fiber and technical fiber products on January 1, 2008. The Company’s sales benefited from the newly added capacity in Hungary of five carbon fiber lines since June 30, 2007. Increased inventory levels used $16.3 million of cash during the first nine months of fiscal 2008 compared to an increase of $5.2 million over the corresponding period of fiscal 2007 as the Company grew the inventory levels to sustain anticipated increased revenue in the future.
Cash Provided By Discontinued Operating Activities
     Net cash provided by discontinued operating activities was $1.9 million for the nine months ended June 30, 2007. This was due primarily to collection of receivables and sales of inventory as the Company exited its netting and thermoplastic divisions. The Company is not segregating the amounts related to these activities during fiscal 2008 as they were immaterial to the Company’s overall operations.
Cash Used In Investing Activities
     Net cash used in investing activities for fiscal 2008 was $98.6 million which consisted of capital expenditures of $20.9 million to expand and improve production lines of the Company’s Hungarian precursor facility and carbon fiber operations in Hungary and the U.S. to meet the additional demand for carbon fiber products. This was offset by $3.3 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 4 to the condensed consolidated financial statements). The Company paid $35.0 million to acquire the new Mexico facility and made $36.2 million of capital expenditures at the Mexican facility to prepare for precursor and carbon fiber production.
     Net cash used in investing activities for fiscal 2007 was $42.4 million which consisted of capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines.
     Restrictions on cash increased by $9.7 million during fiscal 2008 as the Company incurred financing commitments to post the $23.5 million bond related to ongoing litigation. Restrictions on cash decreased by $7.2 million during fiscal 2007 as the Company entered into an amendment of its revolving credit facility which provided that the letter of credit previously collateralized by the Company’s cash will be collateralized by the availability under the credit facility, thereby eliminating the restriction.
     Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber production capacity. The Company expects continued capital expenditures in connection with the expansion of our Mexico facility, including retrofit of existing equipment to produce precursor and installation of carbon fiber lines.
Cash Provided By Financing Activities
     Net cash used in financing activities was $3.0 million for fiscal 2008 as the Company repaid $1.9 million of its Hungarian term loan, repaid $2.6 million of its U.S. term loans and received cash from proceeds from the exercise of stock options and warrants of $1.5 million.

Future Contractual Obligations
     In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2008. Some of the figures included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 4 and 5 to the condensed consolidated financial statements for discussion of the Company’s debt agreements.

		Less than
	Total	1 year	1-3 years
Convertible debentures (a)	$17,749	$10,830	$6,919
Long-term debt, including current maturities (a)	6,388	6,388	—

Total debt	24,137	17,218	6,919
Operating leases	163	40	123

Total debt and operating leases	24,300	17,258	7,042
Contractual interest payments (b)	1,590	1,314	276
Accrued litigation cost (c)	23,987	23,987	—
Purchase obligations (d)	1,706	1,706	—

Total contractual obligations	$51,583	$44,265	$7,318

(a)	Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $7.4 million.

(b)	Amounts represent the expected cash payment for interest on our debt.

(c)	Amount includes $18.1 million accrued for potential damages and litigation cost related to SP Systems case and $5.9 million related to the investment banker case and other pending litigation. See Note 8 to the condensed consolidated financial statements.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
     The future contractual obligations and debt could be reduced by up to $20.5 million in exchange for up to 0.8 million shares of common stock. The following table sets forth our contractual obligations on a pro forma basis assuming all the convertible debt was converted on June 30, 2008 (amounts in thousands):

	Conversion		Less than
	price	Total	1 year	1-3 years
Total contractual obligations		$51,583	$44,265	$7,318

May 2006 issuance	$25.51	(10,800)	(7,200)	(3,600)
July and October 2006 issuance	$25.51	(6,949)	(3,630)	(3,319)
Interest payments		(1,590)	(1,314)	(276)

Total contractual obligations assuming conversion on June 30, 2008		$32,244	$32,121	$123

As of August 8, 2008, the last reported sale price of the Company’s common stock was $21.09 per share.
Bond Related to SP Systems Case
     In December 2006, the Company obtained the financing to post a bond of up to $40.0 million, which represented the potential bond necessary in connection with the continuing defense of the SP Systems case. The Company raised the financing with a $10.0 million loan commitment from its U.S. bank collateralized by certain real estate of the Company at an interest rate of 7.5%, a $10.0 million loan commitment from the Company’s Chief Executive Officer at 8% interest, the proceeds from the exercise of 827,789 warrants for $11.9 million by existing institutional investors and the remainder with the Company’s cash on hand.
     In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 8 to the condensed consolidated financial statements). In April 2007, the Company posted a supersedes bond in April 2007, collateralized by a

$23.5 million letter of credit issued by the Company’s U.S. bank. As of June 30, 2008, the letter of credit is collateralized by $23.5 million of restricted cash. The Company repaid the loan from the Chief Executive Officer and terminated the $10 million loan commitment from its U.S. bank during the fourth quarter of fiscal 2007.
Hungarian Government Grant
     The Hungarian government has pledged a grant of $2.9 billion HUF (approximately $19.3 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Through June 30, 2008, Zoltek’s Hungarian subsidiary received approximately $14.1 million in grant funding. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense of assets into which the proceeds of the grant are invested.
     The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, between April 2009 and March 2014, the Hungarian subsidiary fails to achieve excess export revenues amounting to an average annual sum of $21.7 billion HUF (approximately $144.2 million); fails to employ an average annual staff of at least 1,200 employees; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations for more than 30 days; withdraws any consents it gave in the grant agreement. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
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
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first three quarters of fiscal 2007 and 2008.

	Three months ended			Three months ended			Three months ended
	December 31, 2007			March 31, 2008			June 30, 2008
	Number			Number			Number
	of Shares	Conversion	Principal	of Shares	Conversion	Principal	of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted	Converted	Price	Converted
February 2003	—	$—	$—	—	$—	$—	—	$—	$—
September 2005	—	—	—	—	—	—	—	—	—
December 2005	—	—	—	—	—	—	—	—	—
February 2006	—	—	—	—	—	—	—	—	—
May 2006	54,879	25.51	1,399,963	75,338	25.51	1,921,872	70,561	25.51	1,800,011
July 2006	9,820	25.51	250,508	9,820	25.51	250,508	9,820	25.51	250,508
October 2006	47,040	25.51	1,199,990	26,133	25.51	666,653	29,378	25.51	749,432

	111,739		$2,850,461	111,291		$2,839,033	109,759		$2,799,951

	Three months ended			Three months ended			Three months ended
	December 31, 2006			March 31, 2007			June 30, 2007
	Number			Number			Number
	of Shares	Conversion	Principal	of Shares	Conversion	Principal	of Shares	Conversion	Principal
Issuance	Converted	Price	Converted	Converted	Price	Converted	Converted	Price	Converted
February 2003	342,858	$3.50	$1,200,003	—	$—	$—	71,430	$3.50	$250,005
September 2005	—	—	—	196,121	12.50	2,451,513	—	—	—
December 2005	—	—	—	1,251,143	12.50	15,639,288	—	—	—
February 2006	—	—	—	768,673	13.07	10,046,556	—	—	—
May 2006	—	—	—	—	—	—	—	—	—
July 2006	—	—	—	—	—	—	—	—	—
October 2006	—	—	—	—	—	—	—	—	—

	342,858		$1,200,003	2,215,937		$28,137,357	71,430		$250,005

	As of June 30, 2008
	Number of Shares	Conversion	Principal
Issuance	Issuable on Conversion	Price	Outstanding
May 2006	423,363	$25.51	$10,800,000
July 2006	68,540	25.51	1,748,455
October 2006	203,882	25.51	5,201,030

	695,785		$17,749,485

     The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. Under certain circumstances, the Company may settle the principal and accrued unpaid interest in common stock Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days notice
     Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006(1)	July 2006(1)	October 2006(1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406	34,370	102,835
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share of conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances had a beneficial conversion feature.

Warrant and Conversion Features
     In January, March and October 2004 and February 2005, the Company issued convertible notes and warrants that required the Company to register the resale of the shares of common stock issuable upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock,” which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. The Company recorded the fair value of the conversion feature and warrants as long-term liabilities. The Company was required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives were reflected in the consolidated statement of operations as “Loss on value of warrants and conversion feature.”
     As of September 30, 2007, all such convertible notes and warrants had been converted or exercised. See table below for impact on the results for three and six months ended June 30, 2007 (amounts in thousands).

	Three months ended June 30, 2007			Six months ended June 30, 2007
		Conversion			Conversion
	Warrants	Features	Total	Warrants	Features	Total
January 2004 issuance — mark to market	$(242)	$—	$(242)	$(314)	$—	$(314)

Loss on value of warrants and conversion feature	$(242)	$—	$(242)	$(314)	$—	$(314)

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

See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and nine months ended June 30, 2008 and 2007 (amounts in thousands).

	Three months ended June 30, 2008			Nine months ended June 30, 2008
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$487	$719	$1,206	$1,450	$2,140	$3,590
July 2006 issuance	55	67	122	175	213	388
October 2006 issuance	91	105	196	305	352	657

	$633	$891	1524	$1,930	$2,705	4,635

Deferred financing costs			124			410

Total			$1,648			$5,045

	Three months ended June 30, 2007			Nine months ended June 30, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
September 2005 issuance	$—	$—	$—	$158	$—	$158
December 2005 issuance	—	—	—	285	—	285
February 2006 issuance	—	—	—	1,830	1,882	3,712
May 2006 issuance	61	89	150	369	537	906
July 2006 issuance	7	8	15	82	99	181
October 2006 issuance	20	23	43	162	187	349

	Three months ended June 30, 2007			Nine months ended June 30, 2007
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
	$88	$120	208	$2,886	$2,705	5,591

Deferred financing costs			186			783

Total			$394			$6,374

     The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	June 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$2,277	$3,363	$5,640
July 2006 issuance	337	407	744
October 2006 issuance	492	566	1,058

	$3,106	$4,336	7,442

Debt acquisition cost and financing fees			522

Total			$7,964

	September 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$4,728	$6,981	$11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	15,255

Debt acquisition cost and financing fees			985

Total			$16,240

Legal
     Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of June 30, 2008, the Company had recorded a reserve for legal liabilities of $24.0 million.
     In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and the jury rendered verdicts against our Zoltek Corporation subsidiary. In April 2007, the Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal and denied our post-trial motions for a new trial and for a judgment in our favor as a matter of law. We accrued $21.8 million during the fourth quarter of fiscal 2006 in respect of the potential liability and related legal fees in this matter. We have filed an appeal and the plaintiffs have filed a cross appeal. The appeal was argued in January 2008 and a ruling from the appeals court is pending. On the basis of the plaintiffs’ settlement proposals and the reduction of the judgment in April 2007, the Company reduced the accrual to $18.9 million, which decreased litigation charges by $2.1 million for the quarter ended June 30, 2007. As of June 30, 2008, the Company’s accrual with respect to this matter has been reduced to $18.1 million due to litigation cost incurred during fiscal year. The ultimate resolution of this litigation may have a material adverse impact on our results of operations, financial condition or cash flow.
     In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. A decision granting summary judgment against Zoltek was entered in April 2005. A trial on damages took place in December 2005, after which a judgment was filed in May 2006 against the Company in the amount of $4.1 million in cash and the Court ordered us to issue warrants to purchase 122,888 shares of Zoltek’s common stock at various prices. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming the judgment for $2.5 million in cash and warrants to purchase approximately 92,000 shares of the Company’s common stock. The Court reversed the district court’s award of attorney’s fees stemming from indemnification of the plaintiff by Zoltek and remanded the determination of damages in respect to placements of securities not closed within the 18-month tail period back to the district court for reconsideration. The appeal process continues and attempts to settle this case have been made. To date, the Company has not paid any portion of this judgment or issued the warrants, although Zoltek posted an appeal bond in the amount of $6.6 million. On the basis of the appeals court ruling and the ongoing settlement discussions the Company charged $5.4 million to litigation charges during the fourth quarter of fiscal 2007 to increase the accrual to $5.9 million, which was the balance as of June 30, 2008. This accrual is based on management’s best estimate of exposure for this matter, including a likely cash settlement of $2.5 million and a potential issuance of warrants to purchase approximately 92,000 shares of the Company’s common stock valued using the stock price on the date of the appeals court ruling net of the warrants’ exercise price.
          On May 13, 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008 (see — Internal Accounting Investigation below).
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
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Alcoa on January 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 will not have a material impact on the Financial Statements.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for Alcoa on January 1, 2009. Management has concluded that the adoption of FSP EITF 03-6-1 will not have a material impact on the Financial Statements.
INTERNAL ACCOUNTING INVESTIGATION
          In April 2008, the Company’s management identified two payments by a subsidiary in the amounts of $175,000 and $75,000 in September 2007 and January 2008, respectively, that were not properly authorized or recorded in the Company’s financial records. The two payments were made by the Company’s Hungarian subsidiary at the direction of the former Chief Financial Officer of the Company. On May 2, 2008, the former Chief Financial Officer agreed to resign and paid the Company $250,000. Management promptly advised the Audit Committee of its Board of Directors and its independent registered public accounting firm of the two payments that were not properly authorized or recorded. The Audit Committee and management immediately initiated an investigation into the circumstances of the payments and to determine whether any other transactions that were not properly authorized or recorded had occurred. On May 5, 2008, following a review by the Audit Committee, the Company filed a Current Report on Form 8-K reporting that it had determined that the its previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended should no longer be relied upon pending completion of the Audit Committee’s investigation.
          Zsolt Rumy, Chairman and Chief Executive Officer of the Company, is serving as Chief Financial Officer on an interim basis, and the Company is conducting a search for a permanent Chief Financial Officer. The Company and the former Chief Financial Officer entered into a separation agreement under which he agreed to resign from the Company as of May 2, 2008 and paid the Company $250,000, and the Company agreed to pay him his salary and routine employee benefits through that date. The Company released him from claims arising out of the above-described payments that were not properly authorized or recorded and he released the Company from claims arising out of his employment and agreed to cooperate with the Company in connection with matters relating to his employment.

     The Audit Committee has conducted its accounting investigation, including with respect to the circumstances of the two payments and whether there were additional fund transfers that were not properly authorized or recorded in the Company’s financial records. The Audit Committee’s investigation included specified forensic audit procedures conducted by the Company’s internal accounting staff and additional procedures developed and performed by forensic accounting experts of an independent accounting firm. The Audit Committee’s investigation has concluded and, based upon the forensic accounting procedures performed, did not detect the existence of other transactions that were not properly authorized or recorded.
     The Audit Committee has reviewed the results of its accounting investigation, including the report of the independent forensic accountants, with the Company’s independent registered public accounting firm. The Company has concluded that the Company’s previously issued financial statements as of September 30, 2007 and for the fiscal year then ended and as of December 31, 2007 and for the quarter then ended can again be relied upon, and that no restatement of these financial statements is required. The $250,000 aggregate amount of the two unauthorized payments has been recorded below operating income as other expense in the Company’s consolidated statements of operations for the three and six months ended March 31, 2008. To reflect the receipt of the $250,000 payment from the former Chief Financial Officer, the Company recorded $250,000 as other income in the Company’s consolidated statements of operations for the three and nine months ended June 30, 2008. The Company filed amendments to its previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 to reflect the above-described developments.
     On May 13, 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008. The Company has cooperated fully with the investigation and has forwarded all information requested by the staff.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company’s debt is at fixed rates. At June 30, 2008, the Company did not have any interest rate swap agreements outstanding.
     The Company views as long-term its investment in Zoltek Zrt., which has a functional currency other than the U.S. dollar. As a result, Zoltek Zrt. is exposed to foreign currency risks related to this investment. The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt. In terms of foreign currency translation risk, the Company is exposed to Zoltek Zrt.’s functional currency, which is the Hungarian Forint. Hungary is not considered to be a highly inflationary or deflationary economy. As of June 30, 2008, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $120.0 million. The Company expects Zoltek Zrt to begin repaying portions of the loan during the fourth quarter of fiscal 2008, with the balance of the loan to be repaid during the next seven to ten years. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint.
     In January, March and October of 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounts for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock;” which requires the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company separated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities. These convertible debt issuances had all been converted by June 30, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
     Based on the Company’s evaluation and the identification of the material weaknesses in internal control over financial reporting described below, which were identified during management’s assessment of internal control over financial reporting as of September 30, 2007, its Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, its disclosure controls and procedures were ineffective.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company’s internal control over financial reporting as of September 30, 2007, we had identified the following control deficiencies that represented material weaknesses in the Company’s internal control over financial reporting as of September 30, 2007, which also existed as of June 30, 2008.
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
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting during third quarter of fiscal 2008 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Remediation Initiatives and Interim Measures
As discussed, management has identified certain material weaknesses that exist in the Company’s internal control over financial reporting and is taking steps to strengthen its internal control over financial reporting. Management is actively engaged in the implementation of remediation efforts to address the material weaknesses in the Company’s internal control over financial reporting as of June 30, 2008. These remediation efforts, including the actions below, are designed to address the material weaknesses identified by management and to enhance the Company’s overall control environment.
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

See Note 8 of the Notes to condensed consolidated financial statements for a summary of the Company’s current legal proceedings which is incorporated herein by reference.

Item 1A.	Governmental investigations or proceedings could materially affect us.

As previously disclosed, in May 2008 the Audit Committee of our Board of Directors commenced an accounting investigation, which included a review of the circumstances and extent of two fund transfers initiated by our former Chief Financial Officer from a subsidiary of the Company aggregating $250,000 that were not properly authorized or recorded in the Company’s financial records. On May 5, 2008, we filed a Current Report on Form 8-K announcing that our previously issued financial statements for the fiscal year ended September 30, 2007 and the quarter ended December 31, 2007 should not be relied upon because of errors in those financial statements resulting from these unrecorded and unauthorized payments. Our Audit Committee’s investigation has been completed. We have concluded that our previously issued financial statements, as supplemented in our Form 10-K/A and Form 10-Q/A for the fiscal year 2008 and the quarter ended December 31, 2007, respectively, can again be relied upon. Under a separation agreement, our former Chief Financial Officer paid us $250,000, and we released him from claims arising out of the payments in question. In addition, he released us from claims arising out of his employment.

On May 13, 2008, we received a letter from the staff of the Securities and Exchange Commission (“SEC”) indicating that the staff was conducting a non-public, fact-finding investigation and requested that we retain certain records and produce information and documents related to the matters described above. We have cooperated with the SEC staff in its investigation and have provided them with various information and documents the staff requested. The investigation being conducted by the SEC is ongoing. We have incurred, and will continue to incur, expenses for legal, accounting and other services in connection with these investigations and these matters have required, and will continue to require, our management’s time and attention. There can be no assurance that the SEC’s ongoing investigation will not have a material adverse effect on our business, financial condition and results of operations.

Item 6.	Exhibits. See Exhibit Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)

Date: August 11, 2008	By:	/s/ ZSOLT RUMY Zsolt Rumy
Chief Executive Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.