Form 10-K
period 2008-09-30
ZOLTEK COMPANIES INC
filed 2008-12-02
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an “accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008: approximately $724,718,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 28, 2008: 34,405,692 shares of Common Stock, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference into the indicated Part of this Report:

Document	Part of Form 10-K

Proxy Statement for the 2009
Annual Meeting of Shareholders	III

ZOLTEK COMPANIES, INC.
INDEX

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward-Looking Statements.”
Overview
We develop, manufacture and market carbon fibers for commercial applications. Our price-competitive, high-performance carbon fibers are used as reinforcement in advanced composites for a broad range of products, including wind turbine blades and automotive components. Carbon fiber composites offer important attributes compared to alternative structural material due to their superior properties, including light weight, strength, stiffness and resistance to corrosion.
We led the development of the carbon fiber commercialization concept and we are the largest manufacturer primarily focused on producing low-cost carbon fibers for commercial applications. Our mission has been to introduce and facilitate the growth of the concept of commercial applications for carbon fibers across an expanding variety of uses.
We have spent over 15 years developing and refining our proprietary technology and manufacturing processes and capacity. Until a few years ago, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fiber use primarily to aerospace and sporting goods applications. While the basic technology to manufacture commercial and aerospace carbon fibers is the same and fiber-to-fiber properties are equivalent, demands for specific fabrication methods, significantly higher capital requirements, level of quality documentation and certification costs make the aerospace fibers significantly more costly to produce than carbon fiber suitable for commercial applications.
For years prior to fiscal 2004, as additions of new capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at reduced prices into specialty sporting goods and industrial applications. As a result, the distinctive characteristics of carbon fiber and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. However, our financial results were adversely affected by predatory pricing by the incumbent carbon fiber producers and by industry oversupply conditions which inhibited adoption of carbon fibers for non-aerospace applications as existing and potential customers were reluctant to commit to incorporate carbon fiber composites into their products due to concerns about the availability of carbon fiber in large volumes at predictable prices.
During 2005 and 2006, the Airbus A-380 and Boeing 787 airplanes entered the production phase, utilizing carbon fibers for a substantial portion of their primary structural components and requiring substantial amounts of carbon fibers. We believe the demand for carbon fibers for these two programs has absorbed the substantial majority of capacity of manufacturers for aerospace applications. At about the same time, the adoption of carbon fibers in longer wind turbine blades created a significant demand for commercial carbon fibers. This triggered the permanent divergence of the aerospace and commercial demand for carbon fibers.
The divergence in the aerospace and commercial applications led in fiscal 2006 and 2007 to strains on our ability to meet all the demand from our wind energy customers and we were unable to take on new customers. In view of the supply shortages, we embarked on an expedited capacity expansion which now has been largely completed. As a result we currently have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. Nonetheless, when we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. This has caused our recent sequential quarter growth rates to be uneven. We are aggressively marketing to obtain new business in existing applications and new customers in new applications. New applications tend to require relatively long sales cycles due to the new product development, manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. We expect our market development efforts will be successful over the long run.
Our operations consist of two business segments. In addition to our Carbon Fibers business unit, our Technical Fibers business unit develops, manufactures and markets high carbon content fibers and oxidized acrylic fibers used in aircraft brake manufacturing and other heat-resistant and flame-resistant applications.
We sell our carbon fibers under the Panex® trade name and our oxidized acrylic fibers under the Pyron® trade name.

Business Strategy
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
Capacity Leadership to Keep Pace with Increasing Demand. We believe that our decision to build and maintain significant available capacity has directly resulted in long-term supply arrangements with high-volume customers. We have developed, and are continually seeking to improve, proprietary continuous carbonization line designs in order to increase efficiency and shorten lead time from the time of the decision to add lines to the time when the lines become operational. In addition, we have continuously improved our ability to produce acrylic fiber precursor at low costs and in sufficient quantities to support our growth in carbon fiber capacity. The ability to increase capacity in response to the growth of the commercial markets is essential to encouraging development of large-volume applications.
Develop Model for Long-Term Joint Ventures with Strategic Partners. Our industry currently has no practical means for supplying identified large scale applications for which carbon fiber composites have been proven to offer transformational technology, such as structural use in mass produced cars to increase fuel efficiency through reduced weight and improved safety due to superior strength and stiffness. Accordingly, Zoltek is seeking to leverage its proprietary expertise by developing a business model with the goal of proliferating carbon fiber technology to new customers in capital intensive industries who would partner with us to invest in the plants necessary to launch these high volume applications. Although we expect it will take some time and our approach will evolve to address opportunities as they develop, we believe this strategy can support a quantum leap in the commercial carbon fiber industry.
Emerging Applications
We have identified emerging applications for our products with high growth potential across a variety of industries. Among them are:
•	Wind Energy
Zoltek continues to be the leading supplier of the low-cost, high-performance carbon fibers used in building the largest and most advanced wind turbines. As the blades on new wind turbines get larger, the use of carbon fibers improves performance and reduces manufacturing costs. Zoltek believes that at some point all major turbine manufacturers will require carbon fibers.
•	Deep Sea Drilling
Zoltek is supplying carbon fibers for a second major demonstration project of potential breakthrough significance in the drilling industry. Composite rods utilizing our carbon fibers in fabrication of umbilical products were found by a major producer of deep sea drilling platforms to deliver equal or superior performance at affordable cost, compared to composite rods utilizing aero-space grade carbon fibers. The project is designed to demonstrate the ability of carbon fiber rods to succeed where steel cables begin to fail — in counteracting the greater axial loads encountered in ultra deepwater, meaning depths exceeding 8,000 feet. At these depths, steel is subject to deformation or stretching.
•	Aerospace Secondary Structures
Zoltek is actively pursuing a new market with large-volume potential: sales of carbon fiber to leading airplane makers for use in secondary structures such as floors, luggage bins and seats. We believe airplane manufacturers are concerned about future availability and pricing of large quantities of carbon fibers, as all newly designed commercial planes will incorporate extensive utilization of carbon fiber composites. Zoltek can offer considerably lower cost structures than the manufacturers of aerospace-grade carbon fibers and we also have the competitive advantage of being able to deliver large volumes of carbon fibers on a timely basis. Airplane makers are looking for every possible opportunity to reduce fuel burn by eliminating weight, but they are also concerned about their competitive position. They have already turned to carbon fiber for making the flight-worthy primary structures of their most advanced airplanes, and now they are searching for ways to make other structures out of super-lightweight carbon fiber.

•	Automotive
Zoltek believes automotive applications are destined to become the largest user of carbon fibers. For years there has been an upward trend in the use of carbon fiber reinforced composites in the manufacture of small-volume and many times hand-made cars. Examples include the Tesla which uses Zoltek fibers for the entire car and Corvette which use Zoltek carbon fibers for a few special parts. While these applications have been growing steadily, the real explosion in demand will come from expanded adaptation of carbon fiber composites into large scale series models produced on an assembly line.
•	Aircraft Brakes
We believe our Technical Fibers segment is the largest supplier of oxidized and carbon fibers to the leading manufacturers of aircraft brakes. A substantial majority of commercial and defense aircraft has incorporated carbon-carbon brakes into their design due to their superior heat resistance, friction properties and light weight. This business should continue to afford a steady revenue stream with significant growth potential.
Customers
During fiscal 2007, we entered into long-term supply contracts with several of our key customers. In May 2007 we entered into a contract with Vestas Wind Systems under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $300 million of carbon fiber in increasing volumes over the contract’s five-year term. In August 2007, we entered into a new contract with Gamesa Group, under which we estimate, based on current prices and minimum purchase commitments, that we will supply approximately $140 million of carbon fiber over the contract’s five-year term. In June 2007, we entered into a contract with a third wind turbine manufacturer, DeWind Incorporated, under which we estimate we will supply smaller, yet significant quantities of carbon fibers over the contract’s three-year term. The actual sales under any of these contracts may be greater or less than the amounts identified above.
In the fiscal years 2008, 2007 and 2006, we reported net sales of $75.1 million, $49.9 million and $19.0 million, respectively, to Vestas Wind Systems, which represented 40.4%, 33.0% and 20.5% of our net sales, respectively, during such periods. The Company reported net sales of $25.1 million in fiscal 2007 to Gamesa Group. These were the only customers that represented greater than 10% of consolidated net sales during these years.
Backlog
Sales of our products are generally made pursuant to customer purchase orders. Our backlog is based on annual contract commitments, which turn into customer orders which we expect to ship within the next twelve months. Since orders constituting our current backlog are subject to changes in delivery schedules or cancellation with only limited or no penalties, we believe that the amount of our backlog is not necessarily an accurate indication of our future net sales.
Company Operations
We have manufacturing plants in Nyergesujfalu, Hungary, Guadalajara, Mexico, Abilene, Texas and St. Charles, Missouri. Our plant in Hungary is our major carbon fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and oxidized fibers. Our Texas plant houses carbon fiber manufacturing lines and value-added processing capabilities. Our Missouri plant is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and also produces limited amounts of carbon fibers and houses a research and development facility. In addition, we have a facility in Salt Lake City, Utah where we design and build composite manufacturing equipment and can produce resin pre-impregnated carbon fibers, called prepregs.
Our facility in Guadalajara, Mexico was acquired in October 2007. The first phase of retrofitting of its acrylic precursor plant and installation of carbon fibers lines has been substantially completed and the facility is undergoing start-up operations. We expect it will supply our North American operations with low-cost precursor and will serve as an additional site for carbon fiber production beginning in fiscal 2009. The Mexico plant has substantially increased our capacity to produce low-cost carbon fibers on a timely and cost-effective basis, and further extended our leadership in the growing commercial carbon fibers sector.
Acrylic fiber precursor comprises a significant part of the total cost of producing carbon fibers. During 2000, we began to manufacture quantities of precursor at our Hungarian facility. During 2004 and 2005, we converted all of our acrylic fiber capacity to precursor manufacturing and currently all of our carbon fibers are produced from this precursor. With the addition of our Mexico precursor facility, we expect to have ample supply of high quality, low cost precursor to supply our foreseeable future requirements.
An element of our strategy is to offer customers value-added processing of the fibers that we produce. Our longer-term focus is on creating integrated solutions for large potential end users by working directly with carbon fiber customers in the primary market sectors that we target. We perform certain downstream processing, such as weaving, knitting, blending with other fibers, chopping and milling, and preparation of pre-form, pre-cut stacks of fabric. We also manufacture prepreg carbon fibers preimpregnated with bonding resin. In addition, our Salt Lake City-based Entec Composite Machines subsidiary designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials.
We also provide composite design and engineering for development of applications for carbon fiber reinforced composites. We reported research and development expenses of $8.1 million, $7.2 million, and $4.9 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. For historical financial information regarding our various business segments, see Note 11 of the accompanying Notes to Consolidated Financial Statements.

Competition
Our carbon fibers and technical fibers business segments compete with various other producers of carbon fibers. We are the only publicly-held company that is a “pure-play” in carbon fibers, while all the other six existing competitors’ carbon fiber operations are a small part of their total business. Our existing six major competitors have substantially greater research and development, marketing, financial and managerial resources than we do and represent significant competition for us. We are aware of no single manufacturer of carbon fiber products that competes across all of our product lines and applications. We believe our business plan distinguishes us from other carbon fiber manufacturers in supporting the long-term growth of the commercial carbon fiber market.
To varying degrees, depending on market conditions and supply, we compete with aerospace grade carbon fiber producers, such as Hexcel Corporation and Cytec Industries of the United States and Toray Group, Toho Tenax and Mitsubishi Rayon of Japan. These carbon fiber producers tend to market higher cost products than our products, with a principal focus on aerospace structural and high price industrial applications. SGL Carbon is the most direct competitor which also uses a textile-type precursor which they purchase from various suppliers.
The aerospace carbon fiber manufacturers have tended to enter into direct competition with us primarily when they engage in significant discounting to protect their market share and to sell in spot markets. SGL currently is our principal competitor in the oxidized fiber market.
The principal areas of competition for the carbon fibers and technical fibers business segments are sustainable price, quality, development of new applications and ability to reliably meet the customer’s volume requirements and qualifications for particular programs. Carbon fiber production also requires substantial capital expenditures for manufacturing plants and specialized equipment, know-how to economically manufacture carbon fibers to meet technical specifications and the ability to qualify carbon fibers for acceptable performance in downstream applications.
International
The Company conducts its carbon fiber products operations primarily in the United States and Europe. The Company’s plant in Mexico is undergoing start-up operations. The Company sells its carbon fibers globally. There are unique risks attendant to the Company’s foreign operations, such as currency fluctuations. For additional information regarding our international operations, see Note 11 of the accompanying Notes to Consolidated Financial Statements and the information included under “Item 1A-Risk Factors.”
Sources of Supply
As part of its growth strategy, the Company has developed its own precursor acrylic fibers, which are used as the principal raw material for all of its carbon fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.
Environmental
The Company’s operations generate various hazardous wastes, including gaseous, liquid and solid materials. The operations of the Company’s Carbon Fibers and Technical Fibers business segments utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. The Company does not believe that compliance by its carbon fibers and technical fibers operations with applicable environmental regulations will have a material adverse effect upon the Company’s future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of interpretation of current laws or future changes in federal, state or international environmental laws or regulations on the business segment’s results of operations or financial condition.
Employees
As of September 30, 2008, we employed approximately 290 persons in our United States operations, approximately 1,100 in our Hungarian operations and approximately 290 in our Mexico operations.
Our U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Zrt., our Hungarian subsidiary, there are two active unions (some Zoltek Zrt. employees belong to both unions). Management meets with union representatives on a regular basis and there have not been any problems or major disagreements with either union in the past five years. We believe that overall our employee relations are good. At our Mexican subsidiary employees are also represented by a union which was selected by the company.

AVAILABLE INFORMATION
The Company regularly files periodic reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as, from time to time, current reports on Form 8-K and amendments to those reports. These filings are available free of charge on the Company’s website at www.zoltek.com, as soon as reasonably practicable after their electronic filing with the SEC. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
This Annual Report on Form 10-K for fiscal 2008 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward Looking Statements.”
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
This Form 10-K and the information incorporated by reference in the Form 10-K also contain statements that are based on the current expectations of our company. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, our ability to: (1) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (2) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (3) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (4) maintain profitable operations; (5) increase our borrowing at acceptable costs; (6) manage changes in customers’ forecasted requirements for our products; (7) continue investing in application and market development in a range of industries; (8) manufacture low-cost carbon fibers and profitably market them despite increases in raw material and energy costs; (9) successfully operate our Mexican facility to produce acrylic fiber precursor and add carbon fiber production lines; (10) resolve the pending non-public, fact-finding investigation being conducted by the Securities and Exchange Commission; and (11) manage the risks identified under “Risk Factors” below and in our filings with the SEC.
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
Our growth and profitability is dependant on growth in demand for carbon fibers and entering into new supply agreements.
Historically, our business has been adversely affected during periods of oversupply and capacity constraints. For years prior to fiscal 2004, our financial results were adversely affected by industry oversupply conditions which inhibited adoption of carbon fibers for non-aerospace applications as existing and potential customers were reluctant to commit to incorporate carbon fiber composites into their products due to concerns about the availability of carbon fiber in large volumes at predictable pricing. During 2006 and 2007, the divergence in the aerospace and commercial applications and our new contracts with wind energy customers led to strains on our ability to meet all the demand from our wind energy customers and we were unable to take on new customers.
We currently have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. Our future profitability and growth will depend upon our ability to enter into contracts with new customers for existing applications utilizing our carbon fibers and the development of new markets for large-scale applications which incorporate our carbon fiber products. Development of new customers for existing applications and new markets for our carbon fiber products will require substantial technical, marketing and sales efforts and the expenditure of significant funds. Development of new markets for carbon fibers may not occur. Our business, operating results and financial condition could be materially and adversely affected if new customers and markets for our carbon fibers products do not develop.
Increases in sales of our carbon fiber products are subject to long sales cycles of our customers.
Our future profitability and growth will depend primarily upon our ability to enter into contracts with new customers for existing applications utilizing our carbon fibers and the development of new markets for a broad range of large-scale applications which incorporate our carbon fiber products. Our ability to increase sales of our carbon fiber products is subject to relatively long sales cycles of our customers due to new product development, manufacturing and engineering investments our customers must make to incorporate carbon fiber composites into their products.
A limited number of customers generate a significant portion of our revenue and may terminate their contracts with us in the event of certain changes in control or may require that we make penalty payments in the event we fail to perform.
For fiscal 2008, our largest customer represented approximately 40.4% of our revenue and our three next largest customers accounted for 17.7% of revenue. We anticipate that significant customer concentration will continue for the foreseeable future, although the composition of our largest customers may change from period to period. A significant portion of our total sales in fiscal 2008 were to customers in the wind energy market. Significant changes in demand for our customers’ wind turbines, the shares of their requirements that is awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. Our contracts with certain customers allow them to terminate their agreements with us or require us to make substantial penalty payments in the event we fail to perform our obligations under our agreements with them. The loss of, or significant reduction in the purchases by, these customers or any other significant customers could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.
We reported net losses from continuing operations for fiscal year 2007 and each of the five fiscal years preceding it.
Although we reported net income in fiscal 2008, we have reported losses from continuing operations of $7.1 million, $12.3 million, $17.1 million, $38.2 million, $65.8 million and $2.0 million in fiscal years 2002, 2003, 2004, 2005, 2006, and 2007 respectively. Net losses from continuing operations for the fiscal years 2002, 2003, 2004 and 2005 were attributable primarily to the cost of development and preliminary execution of our carbon fiber commercialization strategy.
We have experienced negative cash flows from operations for each of the four fiscal years prior to fiscal 2006 and may experience negative cash flows in the future, which may adversely affect our ability to fund our operations.
We reported negative cash flows from continuing operations of $2.9 million, $2.2 million, $8.1 million and $7.6 million in fiscal years 2002, 2003, 2004 and 2005, respectively. These negative cash flows from operations were attributable to the same reasons that resulted in operating losses for these fiscal years. We have relied on equity financing and borrowings to finance our business over the past five fiscal years. Additional funding may not be available on favorable terms or at all, and our prior history of negative cash flows from operations may adversely affect our ability to borrow funds in the future.

Demand for our carbon fiber products may be adversely affected by the current economic and credit environment.
The United States and international economies recently have experienced (and continue to experience) a period of slow economic growth. A near-term economic recovery is uncertain. In particular, the current credit and housing crisis, the increase in U.S. sub-prime mortgage defaults, potential terrorist acts and similar events, continued turmoil in the Middle East and war in general could contribute to a slowdown for products that require significant capital expenditures, including demand for large-scale projects that incorporate our carbon fibers. If the economic recovery slows down as a result of recent economic, political or social turmoil, we may experience decreases in the demand for our carbon fiber products, which will harm our operating results.
Our operations and sales in foreign countries are subject to risks.
For fiscal 2008, approximately 74% of our revenues were supplied by our operations in Hungary. Our operations in Hungary and Mexico and our sales in other foreign countries are subject to risks associated with foreign operations and markets generally, including the fact that many members of our senior management are resident in the United States, foreign currency fluctuations, unexpected changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer payment cycles for accounts receivable, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.
Our ability to fund and manage our anticipated growth will affect our operating results.
The growth in our business has placed, and is expected to continue to place, a significant strain on our management and operations. In order to effectively manage potential long-term growth and to reach growth targets, we must add to our carbon fiber manufacturing capacity, have access to adequate financial resources to fund significant capital expenditures and maintain gross profit margins. We must also pursue a growth strategy and continue to strengthen our operations, including our financial and management information systems, and expanding, training and managing our employee workforce. There can be no assurance that we will be able to do so effectively or on a timely basis. Failure to do so could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow. Additionally, in the event that we need to obtain debt financing in the future to fund our growth, recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.
Our operations are dependent upon our senior management and technical personnel.
Our future operating results depend upon the continued service of our senior management our technical personnel, and the management personnel in our domestic and foreign operations. Our future success will depend upon our continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that we will retain our key managerial and technical employees or that we will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
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
We compete with various other participants in the advanced materials and textile fibers markets. All of our six principal competitors have substantially greater research and development, manufacturing, marketing, financial and managerial resources than we do. In addition, existing carbon fiber producers, including those that supply aerospace applications, may refocus their activities to produce carbon fiber for commercial applications that compete more directly with us and certain producers have announced plans to do so. Developments by existing or future competitors may render our products or technologies less competitive. In addition, we may not be able to keep pace with new technological developments.
The price volatility of many of our raw materials and energy costs may result in increased production costs, which we may not be able to pass on to our customers.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the Nasdaq Global Select Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have increased. These rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. It is possible that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
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
A change of control of our company may be discouraged, delayed or prevented by our classified board of directors, our ability to issue preferred stock, or the voting control of our principal shareholder.
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
Our Articles of Incorporation also authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. Holders of common stock will have no preemptive rights to subscribe for a pro rata portion of any preferred stock that may be issued. If issued, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. The possible impact that the issuance of preferred stock could have on a takeover attempt could adversely affect the price of the common stock. Although we have no present intention to issue any shares of preferred stock, we may do so in the future.
Zsolt Rumy, our founder and principal shareholder, owns approximately 17.6% of outstanding shares of common stock. As a result, he has and will continue to have effective voting control over our company, including the election of directors, and is able to effectively prevent an affirmative vote which would be necessary for a merger, sale of assets or similar transaction, irrespective of whether other shareholders believe such a transaction to be in their best interests.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company’s facilities are listed below and are considered to be suitable and adequate for its operations. Except as noted below, all the Company’s properties are owned, subject to various mortgage loans.

		Approximate Area
Location	Use	(in square feet)	Status

St. Louis, Missouri	Administrative, marketing and central engineering offices	30,000	Owned

St. Charles, Missouri	Carbon and Technical fiber manufacturing and R&D facility	107,000	Owned

Abilene, Texas	Carbon fiber manufacturing	278,000	Owned

Salt Lake City, Utah I	Composite fabrication equipment design and manufacturing	65,000	Owned/ Mortgaged

Salt Lake City, Utah II	Carbon fiber prepreg manufacturing	35,000	Leased

Nyergesujfalu, Hungary	Carbon fiber, acrylic fiber precursor	2,000,000	Owned

Guadalajara, Mexico	Carbon fiber, acrylic fiber precursor	1,400,000	Owned
Item 3. Legal Proceedings
Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of September 30, 2008, the Company has established an accrual for legal liabilities of $29.1 million. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.
In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited (“SP Systems”) filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and the jury rendered verdicts against our Zoltek Corporation subsidiary. In April 2007, the Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal. On October 8, 2008, the United States Court of Appeals affirmed the district court’s earlier denial of Zoltek’s motion for a new trial and motion for judgment as a matter of law. The Court of Appeals also denied Structural Polymer Group’s cross appeal of the district court’s reduction of the jury’s damages award. Zoltek filed a motion for rehearing by the full Eighth Circuit Court of Appeals. As of September 30, 2008, the Company had accrued $23.1 million with respect to this matter. The Company expects that the ultimate resolution of the litigation will not have any additional material adverse effect on the Company’s business, financial condition or liquidity.
Zoltek has filed a separate lawsuit alleging that SP Systems breached its supply agreement and committed fraud against Zoltek. Zoltek is claiming actual and punitive damages of in excess of $78 million in that suit, which it will continue to vigorously prosecute.
In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. On May 9, 2006, the court entered judgment for Scott Macon in the amount of $3.6 million for placement fees, plus warrants for the purchase of 122,888 of Zoltek stock. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming the judgment for $2.5 million in cash and warrants to purchase approximately 92,000 shares of the Company’s common stock and remanded back to the District Court for further proceeding fees at issue of approximately $1.1 million and approximately 31,000 warrants of Zoltek common stock plus interest. In October 2008, the Company settled the case for $5.8 million cash which had been fully accrued as a litigation charge as of September 30, 2008.
On May 13, 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008 relating to payments directed by the Company’s former Chief Financial Officer that were not properly authorized or recorded. The Company has cooperated fully with its investigation. The Company has submitted all information requested by the staff.
The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders
The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2008.
Item 4A. Executive Officers of the Registrant
The name, age, position and principal occupation of each of the executive officers of the Company is set forth below:
Zsolt Rumy, age 66, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975 and has served as its interim Chief Financial Officer since May 2008. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966.
Karen M. Bomba, age 44, has served as the Chief Operating Officer of the Company since March 2008. Ms. Bomba served as Chairman and CEO of Messier-Bugatti USA, a subsidiary of Messier-Bugatti, SAFRAN Group, a producer of aircraft carbon brakes and systems. Prior positions included Business Line Manager and Focused Factory Manager of Hitco Carbon Composites’ Aircraft Structures, Insulation Products and Carbon Businesses, and Manufacturing Engineering Manager of the B2 Assembly and Systems Checkout. Ms. Bomba has a Mechanical Engineering BS from Rensselaer Polytechnic Institute and was awarded a Northrop Fellowship for graduate work in Manufacturing Engineering at UCLA.
Andrew W. Whipple, age 45, has served as the Chief Accounting Officer of the Company since May 2008. Mr. Whipple served as a Senior Manager in the St. Louis office of Deloitte & Touche, LLP where he worked from 1993 to 1998, when he joined Digital Teleport, Inc. as its Controller and was later promoted to Chief Financial Officer. After Digital Teleport was acquired by CenturyTel in June of 2003, he became Vice President of Operational Support at the telecommunications company and served there for four years prior to joining E3 Biofuels as its Chief Financial Officer from 2007 to 2008. Mr. Whipple is a CPA and received his degree in accounting from Virginia Tech in 1985.
George E. Husman, 63, has served as the Chief Technology Officer of the Company since January 2007. Mr. Husman holds a B.S. in aerospace engineering from the University of Cincinnati and a M.S. in materials engineering from the University of Dayton. He spent 18 years at the Materials Directorate at Wright-Patterson Air Force Base in research and management positions, including Director of the Nonmetallic Materials Division. Upon leaving the Air Force in 1986, he joined BASF Structural Materials, Inc., in Charlotte, North Carolina, as Vice President for Business Development. At BASF, he also served as VP & General Manager of Thermoplastic Composites and Vice President for Research and Development. In 1993, Mr. Husman joined Southern Research Institute in Birmingham, Alabama, as Vice President of the Engineering Division, and prior to joining Zoltek, he was the Associate Director for Research in the School of Engineering at the University of Alabama at Birmingham.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: “ZOLT”) is traded in the Nasdaq Global Select Market. The number of beneficial holders of the Company’s stock is approximately 35,000, including shareholders whose shares are held in “nominee” or “street” names. As of September 30, 2008, there were 465 holders of record of the Company’s common stock. The Company has not paid cash dividends on any of its common stock and does not intend to pay cash dividends on common stock for the foreseeable future.
Set forth below are the high and low bid quotations as reported by the Nasdaq Global Select Market for the periods indicated. Such prices reflect interdealer closing prices, without retail mark-up, markdown or commission:

	Fiscal year ended		Fiscal year ended
	September 30, 2008		September 30, 2007
	High	Low	High	Low
First Quarter	$47.83	$34.10	$27.99	$18.75
Second Quarter	42.44	20.97	35.12	20.26
Third Quarter	32.25	22.79	42.87	29.70
Fourth Quarter	24.97	15.26	51.39	35.18
Performance Graph
The graph below shows the cumulative total return on common stock for the period from September 30, 2003 through September 30, 2008, in comparison to the cumulative total return on Russell’s 2000 Index and a NASDAQ peer group that we are most comparable to in terms of size and nature of operations. The results shown assume that $100 was invested on September 30, 2003 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of the common stock.

	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008
Zoltek Companies, Inc.	100.00	320.71	469.64	912.50	1558.21	611.07
NASDAQ Industrial Index	100.00	114.53	128.91	138.05	165.51	120.95
The Russell 2000 Index	100.00	117.48	136.83	148.78	165.16	139.35

Item 6. Selected Financial Data
ZOLTEK COMPANIES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Year Ended September 30,
Statement of Operations Data: (1)	2008	2007	2006	2005	2004
Net sales	$185,616	$150,880	$92,357	$55,377	$34,525
Cost of sales, excluding available unused capacity costs	134,393	107,506	69,994	52,809	29,137
Available unused capacity costs	—	—	—	2,347	4,466
Litigation charge (2)	4,884	5,400	22,795	—	—
Selling, general and administrative expenses (3)	26,332	19,865	15,243	7,847	6,463
Operating income (loss) from continuing operations	20,007	18,109	(15,675)	(7,626)	(5,541)
Other expense	(7,150)	(18,095)	(49,202)	(29,877)	(11,118)
Income tax expense	(5,416)	(1,986)	(888)	(708)	(434)
Net income (loss) from continuing operations	7,441	(1,972)	(65,765)	(38,211)	(17,093)
Discontinued operations:
Operating loss, net of taxes	—	(545)	(187)	(2,182)	(5,055)
Gain (loss) on disposal of discontinued operation, net of taxes	—	—	150	—	(659)

Net loss on discontinued operations, net of taxes	—	(545)	(37)	(2,182)	(5,714)

Net income (loss)	$7,441	$(2,517)	$(65,802)	$(40,393)	$(22,807)

Net income (loss) per share:
Basic and diluted income (loss) per share:
Continuing operations	$0.22	$(0.07)	$(2.91)	$(2.12)	$(1.04)
Discontinued operations	0.00	(0.02)	(0.00)	(0.12)	(0.35)

Total	$0.22	$(0.09)	$(2.91)	$(2.24)	$(1.39)

Basic weighted average common shares outstanding	34,042	28,539	22,575	18,050	16,372
Diluted weighted average common shares outstanding	34,172	28,539	22,575	18,050	16,372

	September 30,
Balance Sheet Data:	2008	2007	2006	2005	2004
Working capital (4)	$76,000	$147,956	$20,042	$19,072	$16,802
Total assets (4)	440,164	403,599	187,684	130,429	122,455
Current maturities of long-term debt	12,601	13,813	1,365	374	570
Long-term debt, less current maturities	3,562	6,851	32,002	40,421	42,002
Shareholders’ equity (4)	346,666	320,767	111,661	40,645	44,230

(1)	Prior year amounts have been reclassified for discontinued operations as discussed in Note 3 to Consolidated Financial Statements.

(2)	Litigation expenses related to the Scott Macon case in fiscal 2007 and the SP Systems case in fiscal 2008 and 2006, as discussed in Note 8 of the accompanying Notes to Consolidated Financial Statements.

(3)	Includes application and development costs of $8,093, $7,230, $4,887, $3,324 and $3,070 for fiscal years 2008, 2007, 2006, 2005 and 2004, respectively.

(4)	The Company completed a public offering of shares in August 2007 and realized net proceeds of $131.5 million, recorded as increases to cash and equity. During fiscal 2008 a substantial portion of those proceeds were used to fund capital expenditure projects in Mexico.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations(“MD&A”) is intended to help the reader understand Zoltek, our operations and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:
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
OUR BUSINESS
We are an applied technology and advanced materials company. We are a leader in the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product that we refer to as technical fiber, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron® trade name. We have spent over 15 years developing our proprietary technology and manufacturing processes. We believe that we are the largest manufacturer primarily focused on producing low-cost carbon fiber for commercial applications.
The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber, such as wind turbines; (2) increases in our manufacturing capacity; and (3) sellers prices. We would expect that our net sales in future periods will continue to be affected by the first and second of these factors. Although we implemented selected price increases as of January 1, 2008, we cannot predict whether we will be able to implement future price increases similar to those we implemented in the recent past. The net sales of our Technical Fiber segment have been affected in the past, and we expect will continue to be affected in the foreseeable future, by the demand and order patterns resulting from aircraft brake manufacturers.
The primary cost components of our Carbon Fiber and Technical Fiber segments are energy and acrylonitrile, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production. We expect that new applications, including those we are attempting to facilitate, will continue to positively affect demand for our products.
RESULTS OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2007
The Company’s sales increased 23.0%, or $34.7 million, to $185.6 million in fiscal 2008 from $150.9 million in fiscal 2007. Carbon fiber sales increased 34.1%, or $39.7 million, to $156.0 million during fiscal 2008 from $116.4 million during fiscal 2007 as production and sales of wind energy orders continued to grow. The Company’s sales further benefited from the newly added capacity in Hungary of five carbon fiber lines, two of which were not completed until late March 2008. Technical fiber sales decreased 18.3%, or $5.8 million, to $25.9 million during fiscal 2008 from $31.7 million during fiscal 2007. Technical fiber sales decreased in fiscal 2008 as the Company’s two major aircraft brake customers reduced inventory which they had built up during fiscal 2007 due to concerns that they had with their supply chain. Orders resumed to normal levels with one of these customers during the second quarter of 2008. Sales of other products and services consisting primarily of energy utility services provided to the local community by our Hungarian subsidiary increased $0.9 million to $3.7 million during fiscal 2008 from $2.8 million during fiscal 2007.
The Company’s cost of sales increased by 25.0%, or $26.9 million, to $134.4 million during fiscal 2008 from $107.5 million during fiscal 2007. Carbon fiber cost of sales increased by 34.6%, or $28.5 million, to $110.7 million during fiscal 2008 from $82.2 million for fiscal 2007. The increase in carbon fiber cost of sales resulted primarily from the increased sales of 34.1% discussed above. Technical fiber cost of sales decreased $3.3 million, or 13.9%, to $20.4 million for fiscal 2008 from $23.7 million for fiscal 2007 primarily as a result of the decreased sales noted above. The cost of sales of other products increased for fiscal 2008 to $3.3 million compared to fiscal 2007 of $1.6 million.

The Company’s gross profit increased by 18.1%, or $7.8 million, to $51.2 million during fiscal 2008 from $43.4 million in fiscal 2007. Carbon fiber gross profit percentage decreased to 29.1% for fiscal 2008 compared to 29.3% for fiscal 2007. Carbon fiber gross profit increased from $34.1 million to $45.3 million during these respective periods. The increase in carbon fiber gross profit resulted from greater volumes and improved efficiencies of the installed carbon fiber lines. Technical fiber gross profit decreased from $8.0 million, or 25.3% of sales, for fiscal 2007 to $5.5 million, or 21.4% of sales, during fiscal 2008. The decrease in technical fiber gross profit and gross profit percentage resulted from the limitation on the ability of the business unit to absorb certain fixed costs due to decreased production of technical fiber products.
Application and market development costs were $8.1 million in fiscal 2008 and $7.2 million in fiscal 2007. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.
A litigation charge of $4.9 million was recorded in fiscal 2008 related to the affirmance of the judgment of the SP case compared to a charge of $5.4 million during fiscal 2007 related to the confirmation of judgment of the Scott Macon case (see Note 8 of the Notes to Consolidated Financial Statements).
Selling, general and administrative increased by $5.6 million, to $18.2 million in fiscal 2008 from $12.6 million in fiscal 2007. The Company recorded $2.3 million for the cost of employee services received in exchange for equity instruments under Statement of Financial Accounting Standards (SFAS) 123-R “Share-Based Payments” during fiscal 2008 and $1.3 million in fiscal 2007. The Company also increased headcount and administrative services during fiscal 2008 by $2.8 million compared to fiscal 2007. The increase related to staffing of management positions that have been filled to meet the demands of the growing sales and production volume. The Company spent $0.4 million in fiscal 2008 related to a previously disclosed accounting investigation. Bad debt expense increased by $0.9 million from fiscal 2007 to fiscal 2008.
Operating income was $20.0 million for fiscal 2008 compared to income of $18.1 million in fiscal 2007. Carbon fiber operations reported operating income of $34.0 million for fiscal 2008 compared to income of $26.6 million in fiscal 2007. The improvement in operating income in the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility. Operating income from technical fibers decreased $4.4 million, from $7.4 million for fiscal 2007 to $3.0 million for fiscal 2008, as sales decreased $5.8 million due to decreased orders from aircraft brake customers. Corporate headquarters/other reported an operating loss of $17.0 million for fiscal 2008 compared to a loss of $15.8 million during fiscal 2007. The increase in operating loss was due primarily to increases in administrative headcount and salaries in at the corporate office and in Hungary to support the production growth and an increase of $1.0 million for the cost of employee services received in exchange for equity instruments under SFAS 123-(R).
Interest expense was $1.9 million for fiscal 2008, compared to $2.3 million in fiscal 2007. The decrease in interest expense resulted from the reduced debt balances due to conversion of convertible debt to common stock during fiscal 2007 and 2008.
Amortization of financing fees, which are non-cash expenses, was approximately $6.7 million during fiscal 2008 compared to $9.8 million during fiscal 2007. (See —“Liquidity and Capital Resources—Financing”).
Interest income was $2.9 million for fiscal 2008 compared to $1.8 million for fiscal 2007. The increase was a result of interest earned on short-term investments of cash received from our public offering in August 2007.
Warrant issuance expense was $6.4 million for fiscal 2007. In December 2006, the Company expensed the fair value of warrants issued to induce holders to exercise previously held warrants. The Company used the funds received in connection with posting the bond necessary in connection with the continuing defense of the SP Systems case. The Company did not incur any warrant issuance expense during fiscal 2008.
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
Loss on foreign currency transactions decreased to $0.4 million for fiscal 2008 compared to $0.7 million for fiscal 2007. During fiscal 2008, both the U.S. dollar and the Euro declined in value against the Forint. As most of the Company’s accounts receivable are denominated in Euros, the decline in value resulted in a significant loss recognized in the income statement of our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (Forint) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income in equity. The loss in fiscal 2007 was primarily the result the decline in value of the U.S. dollar.
Other expense, net, was $1.1 million in fiscal 2008 compared to $0.4 million for fiscal 2007. During fiscal 2008, the Company disposed of some obsolete equipment items and incurred cost related to the shutdown of a sales office in Europe. The expenses incurred during fiscal 2007 were primarily fees incurred at our Hungarian subsidiary.
Income tax expense was $5.4 million for fiscal 2008 compared to $2.0 million for fiscal 2007. During fiscal 2008, the Company amortized its deferred tax asset by $2.6 million, reducing the existing net operating loss carryforward. An additional income tax expense of $1.2 million was recorded for fiscal 2008 as the Company accrued for a special Hungarian tax of 4% on pre-tax net income. The Company also incurred $1.4 million expense during fiscal 2008 related to the local Hungarian municipality tax. The Company paid approximately $0.2 million in state and local income taxes in the U.S. and Mexico.

The foregoing resulted in income from continuing operations of $7.4 million for fiscal 2008 compared to a net loss of $2.5 million for fiscal 2007. Similarly, the Company reported net income from continuing operations per share of $0.22 on a basic and diluted basis for fiscal 2008 and net loss from continuing operations per share of $0.07 on a basic and diluted basis for fiscal 2007. The weighted average common shares outstanding were 34.0 million and 28.5 million for fiscal 2008 and 2007, respectively.
Net loss from discontinued operations was $0.5 for fiscal 2007. The Company reported net loss from discontinued operations per share of $0.02 on a basic and diluted basis for fiscal 2007. The Company did not report any discontinued operations for fiscal 2008.
FISCAL YEAR ENDED SEPTEMBER 30, 2007 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2006
The Company’s sales increased 63.4%, or $58.5 million, to $150.9 million in fiscal 2007 from $92.4 million in fiscal 2006. Carbon fiber sales increased 77.2%, or $50.7 million, to $116.4 million in fiscal 2007 from $65.7 million in fiscal 2006 as production and sales of wind energy orders continued to grow. The Company’s carbon fiber sales benefited from a price increase on January 1, 2007, the newly added capacity in Hungary of seven carbon fiber lines since June 30, 2006 and the continued improvement in the operations of the Abilene facility. Technical fiber sales increased 25.8%, or $6.5 million, to $31.7 million in fiscal 2007 from $25.2 million in fiscal 2006. Technical fiber sales increased as the Company experienced a significant increase in orders from its aircraft brake customers due to issues that they had with a competitive supplier and added a technical fiber production line in its facility in Hungary in order to meet the increased demand. Sales of other products and services increased $1.3 million to $2.8 million during fiscal 2007 from $1.5 million during fiscal 2006 related to our Energy sales division.
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
Application and market development costs were $7.2 million in fiscal 2007 and $4.9 million in fiscal 2006. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. The increase included expenses associated with application development of the towpreg product at the Company’s prepreg facility in Utah. Management’s growth strategies include establishing an enhanced global marketing presence, with a technical support function to assist customers in processing Zoltek’s low-cost carbon fiber and incorporating them into their composite products. Additionally, the Company has refocused and increased its research and development programs designed to leverage its proprietary technologies, and drive value-added offerings such as carbon fiber fabrics and pre-pregs to facilitate new applications.
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
Selling, general and administrative expenses for continuing operations were $12.6 million in fiscal 2007 compared to $10.4 million in fiscal 2006. The increase related to staffing of management positions that have been filled to meet the new demands of the growing sales and production volume, particularly at our Hungarian operations. The Company also recorded $1.3 million for the cost of employee services received in exchange for equity instruments under SFAS 123-(R) during fiscal 2007, an increase of $0.3 million above fiscal 2006 expense. Zoltek has expanded and strengthened its management team over the past year and expects it will continue to add experienced professionals across its organization.
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

Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $9.8 million for fiscal 2007 compared to $16.5 million for fiscal 2006. The decrease in amortization resulted from the expensing of $6.7 million of a beneficial conversion feature related to a partial conversion in June 2006 of the September 2005 issuance and full conversion in May 2006 of the February 2005 issuance and the $3.3 million discount related to the issuance of 111,113 warrants to purchase the Company’s shares at $0.01 per share during the fiscal year 2006 (see “Liquidity and Capital Resources”). During fiscal 2007, an additional $6.4 million warrant issue expense was recorded as the Company entered into an amendment of its convertible debt financing package with institutional investors under which the Company issued the investors warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share.
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
Loss on foreign currency transactions increased to $0.7 million for fiscal 2007 compared to $0.3 million for fiscal 2006. During fiscal 2007, both the U.S. dollar and the Euro declined in value against the Forint. As most of the Company’s accounts receivables are denominated in Euros, the decline in value resulted in a loss recognized in the income statement of our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (Forint) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income in equity.
Other expense, net, was $0.4 million in fiscal 2007 compared to $0.7 million for fiscal 2006.
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
The foregoing resulted in a loss from continuing operations of $2.0 million for fiscal 2007 compared to a loss of $65.8 million for fiscal 2006. Similarly, the Company reported loss from continuing operations per share of $0.07 and $2.91 on a basic and diluted basis for fiscal 2007 and 2006, respectively. The weighted average common shares outstanding were 28.5 million and 22.6 million for fiscal 2007 and 2006, respectively.
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
On August 14, 2007, the Company completed a public offering of 3,615,000 shares of common stock at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
Cash Provided By Operating Activities
Continuing operating activities provided $20.2 million of net cash for the fiscal 2008 compared to net cash provided of $5.9 million in fiscal 2007. Cash flows were positively affected by a $9.2 million improvement in operating income before depreciation for fiscal 2008 of $36.5 million compared to fiscal 2007 of $27.3 million. The Company’s sales benefited from the newly added capacity in Hungary. Increased inventory levels and accounts receivable used $17.4 million and $4.4 million, respectively, of cash during fiscal 2008 compared to an increase of $5.4 million and $18.3 million, respectively, during fiscal 2007 as the Company grew the inventory and accounts receivable levels to sustain current and anticipated increased revenue in the future.
The Company also has intensified efforts to improve operations, while building inventories to assure potential users that previous carbon fiber shortage conditions will not recur. Zoltek believes that availability of a ready, ample low-cost supply will encourage potential customers to invest the resources necessary to incorporate carbon fiber into their products.

Cash Used In Investing Activities
Net cash used in investing activities for fiscal 2008 was $110.6 million which consisted of capital expenditures of $107.7 million to acquire the Mexican facility, expand and improve production lines of the Company’s Hungarian and Mexican precursor facility and carbon fiber operations and the U.S. to meet the additional demand for carbon fiber products. This was offset by $3.3 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 4 of the Notes to the Consolidated Financial Statements).
Net cash used in investing activities for fiscal 2007 was $51.2 million which consisted of capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines.
Restrictions on cash increased by $9.7 million during fiscal 2008 as the Company incurred funding commitments to post the $23.5 million bond related to ongoing litigation. Restrictions on cash increased by $7.2 million during fiscal 2007 as the Company entered into an amendment of its revolving credit facility which provided that the letter of credit previously collateralized by the Company’s cash will be collateralized by the availability under the credit facility, thereby eliminating the restriction.
Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber production capacity. The Company expects continued capital expenditures in connection with the expansion of our Mexico facility, including retrofit of existing equipment to produce precursor and installation of carbon fiber lines.
Cash Used and Provided By Financing Activities
Net cash used in financing activities was $2.3 million for fiscal 2008 and net cash provided was $155.5 million for fiscal 2007 which consisted primarily of $132.3 million in proceeds from the Company’s secondary stock offering and $13.8 million from exercise of stock options and warrants. During fiscal 2008, the Company repaid $1.5 million of its Hungarian term loan and $2.3 million of its U.S. term loan and received cash from proceeds from the exercise of stock options and warrants of $1.5 million.

Future Contractual Obligations
In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2008. Some of the figures included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for discussion of the Company’s debt agreements.

		Payments Due by Period
		Less than	1-3	3-5	Over
	Total	1 year	years	years	5 years
Convertible debentures (a)	$15,049	$9,971	$5,078	—	—
Other long-term debt, including current maturities (a)	6,359	6,359	—	—	—

Total long-term debt obligations	21,408	16,330	5,078	—	—
Operating lease obligations	354	245	90	17	2
Capital leases obligations	323	202	121	—	—

Total debt and leases	22,085	16,777	5,289	17	2
Legal liabilities (b)	29,083	29,083	—	—	—
Contractual interest payments (c)	1,329	1,126	203	—	—
Purchase obligations (d)	1,709	1,709	—	—	—

Total contractual obligations	$54,206	$48,695	$5,492	$17	2

(a)	Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $5.2 million.

(b)	Amount includes $23.1 million accrued for potential damages and litigation cost related to SP Systems case and $5.8 million related to the investment banker case and $0.2 million accrued for other pending litigation. See Note 4 of the Notes to Consolidated Financial Statements.

(c)	Amounts represent the expected cash payment for interest on our debt.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
The future contractual obligations and debt could be reduced by up to $16.4 million in exchange for up to 0.6 million shares of common stock. The following table sets forth our contractual obligations on a pro forma basis assuming all the convertible debt was converted as of September 30, 2008 (amounts in thousands):

	Conversion		Less than	1-3	3-5	Over
	price	Total	1 year	years	years	5 years
Total contractual obligations		$54,206	$48,695	$5,492	$17	$2

May 2006 issuance	$25.51	(9,000)	(7,200)	(1,800)	—	—
July and October 2006 issuance	$25.51	(6,049)	(2,771)	(3,278)	—	—
Interest payments		(1,329)	(1,126)	(203)	—	—

Total contractual obligations assuming conversion on September 30, 2008		$37,828	$37,598	$211	$17	$2

As of November 28, 2008 the last reported sale price of the Company’s common stock was $8.05 per share.
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
In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 8 of the Notes to the Consolidated Financial Statements). In April 2007 the Company posted a supersedeas bond, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of September 30, 2008, the letter of credit is collateralized by $23.5 million of restricted cash. The Company repaid the loan from the Chief Executive Officer and terminated the $10.0 million loan commitment from its U.S. bank during the fourth quarter of fiscal 2007.

Revolving Credit Facility
In December 2007, the Company extended its existing line of credit until January 1, 2009. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2008 totaled $10.3 million. The amendment provides that the letter of credit will be collateralized by the availability under the revolving credit facility.
In October 2008, the Company settled a civil action filed by an investment banker (see Note 8 of the Notes to the Consolidated Financial Statements) for $5.8 million cash. The Company paid the settlement amount out of cash on hand. An appeal bond posted by the Company in this case was previously collateralized by the Company’s revolving credit facility. Accordingly, as of September 30, 2008, there is no draw down of credit by the Company under the revolving credit facility. The borrowing base of the revolving credit facility is now fully available to the Company subsequent to this settlement. No financial covenants currently apply to the credit facility from the U.S. bank.
The Company intends to extend its existing line of credit before its expiration on January 1, 2009. Based on the history of relationships with its bank and its current financial position, the Company does not expect any issues with extending its line of credit beyond the expiration date. However, we can make no assurances that we will be successful in executing such an extension.
Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $17.2 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fiber. Zoltek’s Hungarian subsidiary received approximately $3.3 and $9.4 million in grant funding during fiscal 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested.
The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve certain revenue and employment targets. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
Financing Activity
On August 14, 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the fiscal years ended 2008, 2007 and 2006.

	2008			2007			2006
	Number			Number			Number
	of shares	Conversion		of shares	Conversion		of shares	Conversion
	converted	price	Equity value	converted	price	Equity value	converted	price	Equity value
February 2003	—	$3.50	$—	771,431	$3.50	$2,700,009	1,457,147	$3.50	$5,100,015
October 2004	—	9.50	—	—	9.50	—	2,108,199	9.50	20,027,891
February 2005	—	20.00	—	—	20.00	—	1,006,035	20.00	20,120,700
September 2005	—	12.50	—	—	12.50	—	167,105	12.50	2,088,812
December 2005	—	12.50	—	1,444,489	12.50	18,056,112	—	12.50	—
February 2006	—	13.07	—	760,622	13.07	9,941,330	—	13.07	—
May 2006	203,679	25.51	5,195,856	141,120	25.51	3,599,971	—	25.51	—
July 2006	117,840	25.51	3,006,092	—	25.51	—	—	25.51	—
October 2006	115,578	25.51	2,948,383	—	25.51	—	—	25.51	—

	437,097		$11,150,331	3,117,662		$34,297,422	4,738,486		$47,337,418

	As of September 30, 2008			As of September 30, 2007			As of September 30, 2006
	Number			Number			Number
	of shares	Conversion	Proceeds	of shares	Conversion	Proceeds	of shares	Conversion	Proceeds
	outstanding	price	outstanding	outstanding	price	outstanding	outstanding	price	outstanding
February 2003	—	$3.50	$—	—	$3.50	$—	771,431	$3.50	$2,700,008
December 2005	—	12.50	—	—	12.50	—	1,444,489	12.50	—
February 2006	—	13.07	—	—	13.07	—	760,622	13.07	—
May 2006	352,803	25.51	9,000,005	556,482	25.51	14,195,860	697,602	25.51	17,795,832
July 2006	58,800	25.51	1,499,988	176,640	25.51	4,506,080	176,640	25.51	4,506,080
October 2006	178,342	25.51	4,549,504	293,919	25.51	7,497,887	293,919	25.51	7,497,887

	589,945		$15,049,497	1,027,041		$26,199,827	4,144,703		$32,499,807

The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. Under certain circumstances, the Company may settle the principal and accrued unpaid interest in common stock Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days notice. The May  , July and October 2006 issuances also provide stipulation that the investor may require the Company to pay out the quarterly installment due in cash if the Company’s common stock Volume-Weighted Average Price average is below $12.50 on the date of conversion.
Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006 (1)	July 2006 (1)	October 2006 (1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406 shares	34,370 shares	102,835 shares
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share of conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances had a beneficial conversion feature.
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company’s planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
The closing on September 30, 2005 included a draw down of $5.0 million. The borrowing matures 42 months from the closing date and bears interest at a fixed rate of 7.5% annum. The debentures are convertible into Zoltek common stock of 400,000 shares at a conversion price of $12.50 per share. The debentures were issued with five-year warrants that give holders the right to purchase up to 140,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.0 million and will be accreted to the debt’s face value over the life of the convertible debentures. As of September 30, 2008, all debentures converted and all warrants exercised related to the September 2005 offering.
In December 2005, the Company issued convertible debentures in the aggregate principal amount of $15.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into Zoltek 1,200,000 shares of common stock at a conversion price of $12.50 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 420,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.9 million and will be accreted to the debt’s face value over the life of the convertible debentures. As of September 30, 2008, all debenturess were converted and all warrants exercised related to the December 2005 offering.
In February 2006, the Company issued convertible debentures in the aggregate principal amount of $10.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into 765,110 shares of Zoltek common stock at a conversion price of $15.16 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 267,789 shares of Zoltek common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $4.6 million and will be accreted to the debt’s face value over the life of the convertible debentures. As of September 30, 2008, all debentures were converted and all warrants exercised related to the February 2006 offering.

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
In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a fixed rate of 7.5% per annum. The convertible debentures are convertible into 293,767 shares of common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuance was $2.8 million and are being accreted to the debt’s face value over the life of the convertible debentures.

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
As of September 30, 2008, all such convertible notes and warrants have been exercised. See table below for impact on the results for fiscal years ended September 30, 2007 and 2006 (amounts in thousands).

	Fiscal Year Ended September 30, 2007
		Conversion
	Warrants	Features	Total
January 2004 issuance — mark to market	$(314)	$—	$(314)

Loss on value of warrants and conversion feature	$(314)	$—	$(314)

	Fiscal Year Ended September 30, 2006
		Conversion
	Warrants	Features	Total
January 2004 issuance — mark to market	$(1,413)	$—	$(1,413)
March 2004 issuance — mark to market	(730)	—	(730)
October 2004 issuance — mark to market	(2,902)	(5,671)	(8,573)
February 2005 issuance — mark to market	(1,788)	(16,799)	(18,587)

Loss on value of warrants and conversion feature	$(6,833)	$(22,470)	$(29,303)

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
See the table below for impact of amortization of financing fees and debt discount on the financial results for the fiscal years 2008, 2007 and 2006 (amounts in thousands).

	Fiscal Year Ended September 30, 2008
		Conversion
	Warrants	Features	Total
May 2006 issuance	$1,943	$2,867	4,810
July 2006issuance	230	280	510
October 2006 issuance	392	452	844

	$2,565	3,599	6,164

Deferred financing costs			518

Total			$6,682

	Fiscal Year Ended September 30, 2007
		Conversion
	Warrants	Features	Total
September 2005 issuance	$158	$—	$158
December 2005 issuance	285	—	285
February 2006 issuance	1,830	1,882	3,712
May 2006 issuance	1,560	2,302	3,862
July 2006 issuance	113	138	251
October 2006 issuance	235	269	504

	$4,181	$4,591	$8,772

Deferred financing costs			999

Total			$9,771

	Fiscal Year Ended September 30, 2006
		Conversion
	Warrants	Features	Total
October 2004 issuance	$204	$400	$604
February 2005 issuance	834	7,830	8,664
September 2005 issuance	905	—	905
December 2005 issuance	548	—	548
February 2005 issuance	312	694	1,006
May 2006 issuance	3,524	332	3,856
July 2006 issuance	28	34	62

	$6,355	$9,290	$15,645

Deferred financing costs			887

Total			$16,532

The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	5,245

Debt acquisition cost and financing fees			416

Total			$5,661

	September 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$4,728	$6,981	$11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	15,255

Debt acquisition cost and financing fees			985

Total			$16,240

Earnings Per Share
 In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at September 30, 2008, 2007 and 2006 which are not included in the determination of diluted loss per share for the fiscal year ended September 30, 2008, 2007 and 2006 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.7 million, 1.4 million and 4.3 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the fiscal years ended September 30, 2008, 2007 and 2006 respectively:

	Fiscal Year Ended September 30,
	2008	2007	2006
Numerators:
Net income (loss)	$7,441	$(2,517)	$(65,802)

Denominators:
Average shares outstanding — basic	34,042	28,539	22,575
Impact of convertible debt, warrants and stock options	130	—	—

Average shares outstanding — diluted	34,172	28,539	22,575

Income (loss) per share — basic:
Continuing operations	$0.22	$(0.07)	$(2.91)
Discontinued operations	0.00	(0.02)	0.00

Basic income (loss) per share	$0.22	$(0.09)	$(2.91)

Income (loss) per share — diluted:
Continuing operations	$0.22	$(0.07)	$(2.91)
Discontinued operations	0.00	(0.02)	0.00

Diluted income (loss) per share	$0.22	$(0.09)	$(2.91)

Legal Contingencies
 Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of September 30, 2008, the Company has established an accrual for legal liabilities of $29.1 million. In addition, we will incur additional legal costs in connection with pursuing and defending such actions.
See Note 8 of the Notes to the Company’s Consolidated Financial Statements for a description of our significant legal matters.
 CRITICAL ACCOUNTING ESTIMATES
Certain of our accounting policies require our management to make difficult, subjective or complex judgments. All of the Company’s accounting policies are in compliance with U.S. generally accepted accounting principles (“GAAP”). The Company considers the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows.
ACCOUNTS RECEIVABLE COLLECTIBILITY
The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivables was $1.3 million for 2008, $0.4 million for 2007 and $0.3 million for 2006.
INVENTORIES
The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand, if any, are reserved. Remaining inventory balances are adjusted to approximate the lower of cost on a first-in, first-out basis or market value. Cost includes material, labor and overhead. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the revision is made.
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
STOCK-BASED COMPENSATION
On October 1, 2005, the Company adopted the provisions of SFAS No. 123-(R) “Share-Based Payment” using the modified prospective method. SFAS No. 123-(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-(R), the Company recognized compensation cost for all share-based payments granted after October 1, 2005, plus any awards granted to employees prior to October 1, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods was made. The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company’s stock back to November 2003, the date the Company received its first large order for carbon fiber, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company’s stock volatility.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Notes to the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility and other variable rate debt. Assuming the current level of borrowings of $5.2 million at variable rates and a two-percentage point change in the average interest rate under these borrowings, it is estimated our interest expense for the twelve months ended September 30, 2008 would have changed by approximately $0.1 million. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company’s current debt is at fixed rates. At September 30, 2008, the Company did not have any interest rate swap agreements outstanding.
The consolidated balance sheet of the Company’s international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. Dollars, respectively, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses. The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico, which have functional currencies other than the U.S. dollar. As a result, the Company is exposed to foreign currency risks related to these investments. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. In terms of foreign currency translation risk, the Company is exposed to Zoltek Zrt.’s and Zoltek de Mexico’s functional currency, which is the Hungarian Forint and the Mexican Peso, respectively. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.
As of September 30, 2008, the Company had a long-term loan to its Zoltek Zrt. subsidiary of $108.0 million. The potential loss in value of the Company’s net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint against the U.S. dollar at September 30, 2008 and 2007 amounted to $10.8 million and $10.7 million, respectively. The Company does not expect repayment of the loan in the near future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the Hungarian Forint.
As of September 30, 2008, the Company had a long-term loan to its Zoltek de Mexico subsidiary. The potential loss in value of the Company’s net foreign currency investment in Zoltek de Mexico of $78.5 million resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. Dollar at September 30, 2008 would have amounted to $7.9 million. The Company does not expect repayment of the loan in the near future. As such, the Company considers this loan as a permanent investment.
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
The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, as amended, the Company’s Chief Executive Officer and Chief Financial Officer concluded that no material weaknesses existed as of September 30, 2008.
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
December 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Zoltek Companies, Inc.
We have audited the accompanying consolidated balance sheets of Zoltek Companies, Inc. (a Missouri corporation) and Subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoltek Companies, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zoltek Companies, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 1, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Zoltek Companies, Inc.
We have audited Zoltek Companies, Inc. (a Missouri Corporation) and Subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Zoltek Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Zoltek Companies, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Zoltek Companies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoltek Companies, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended and our report dated December 1, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Zoltek Companies, Inc.
In our opinion, the consolidated statement of operations, shareholders’ equity and cash flows, for the year ended September 30, 2006 present fairly, in all material respects, the results of operations and cash flows of Zoltek Companies, Inc. and its subsidiaries for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
December 27, 2006

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$29,224	$121,761
Restricted cash	23,500	13,815
Accounts receivable, less allowance for doubtful accounts of $1,754 and $729, respectively	42,690	37,495
Inventories, net	45,659	27,941
Other current assets	9,432	10,858

Total current assets	150,505	211,870
Property and equipment, net	288,894	188,801
Other assets	765	2,928

Total assets	$440,164	$403,599

Liabilities and shareholders’ equity
Current liabilities:
Construction payables	$8,450	$4,859
Current maturities of long-term debt	12,601	13,813
Trade accounts payable	15,093	12,394
Legal liabilities	29,083	24,543
Accrued expenses and other liabilities	9,278	8,305

Total current liabilities	74,505	63,914
Long-term debt, less current maturities	3,562	6,851
Hungarian grant, long-term	10,882	7,969
Deferred tax liabilities	4,521	4,046
Other long-term liabilities	28	52

Total liabilities	93,498	82,832

Commitments and contingencies (see Note 8)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,389,428 and 33,653,735 shares issued and outstanding in 2008 and 2007, respectively	344	337
Additional paid-in capital	491,175	476,205
Accumulated other comprehensive income	11,730	8,249
Accumulated deficit	(156,583)	(164,024)

Total shareholders’ equity	346,666	320,767

Total liabilities and shareholders’ equity	$440,164	$403,599

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Fiscal Year Ended September 30,
	2008	2007	2006

Net sales	$185,616	$150,880	$92,357
Cost of sales	134,393	107,506	69,994

Gross profit	51,223	43,374	22,363
Application and development costs	8,093	7,230	4,887
Litigation charge (see Note 8)	4,884	5,400	22,795
Selling, general and administrative expenses	18,239	12,635	10,356

Operating income (loss) from continuing operations	20,007	18,109	(15,675)
Other income (expense):
Interest expense, excluding amortization of financing fees, debt discount and beneficial conversion feature	(1,862)	(2,346)	(2,645)
Warrant issue expense	—	(6,362)	—
Amortization of financing fees and debt discount	(6,682)	(9,771)	(16,532)
Loss on value of warrants and beneficial conversion feature	—	(314)	(29,303)
Interest income	2,904	1,829	281
Loss on foreign currency transactions	(385)	(707)	(341)
Other, net	(1,125)	(424)	(662)

Income (loss) from continuing operations before income taxes	12,857	14	(64,877)
Income tax expense	5,416	1,986	888

Net income (loss) from continuing operations	7,441	(1,972)	(65,765)

Discontinued operations:
Operating loss, net of taxes	—	(545)	(187)
Gain on disposal of discontinued operation, net of taxes	—	—	150

Net loss on discontinued operations, net of taxes	—	(545)	(37)

Net income (loss)	$7,441	$(2,517)	$(65,802)

Net income (loss) per share:
Basic and diluted income (loss) per share:
Continuing operations	$0.22	$(0.07)	$(2.91)
Discontinued operations	—	(0.02)	—

Total	$0.22	$(0.09)	$(2.91)

Weighted average common shares outstanding — basic	34,042	28,539	22,575
Weighted average common shares outstanding — diluted	34,172	28,539	22,575
The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Total		Additional	Accumulated Other
	Shareholders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	Income (Loss)	Deficit

Balance, September 30, 2005	40,645	189	148,982	(12,821)	(95,705)

Net loss	(65,802)				(65,802)

Foreign currency translation adjustment	(1,568)			(1,568)

Comprehensive loss	(67,370)

Value of warrants and conversion feature at time of conversion	57,451		57,451
Unamortized value of convertible debt discount at time of conversion	(10,165)		(10,165)
Warrants exercised	10,456	17	10,439
Value of warrants and beneficial conversion feature issued with convertible debt	30,992		30,992
Convertible debt converted	47,308	47	47,261
Issuance cost related to convertible debt conversions	(1,403)		(1,403)
Stock option awards	969		969
Exercise of stock options	2,778	5	2,773

Balance, September 30, 2006	$111,661	258	287,299	(14,389)	(161,507)

Net loss	(2,517)				(2,517)
Foreign currency translation adjustment	22,638			22,638

Comprehensive income	20,121

Convertible debt converted	34,497	30	34,467
Unamortized value of convertible debt discount at time of conversion	(2,785)		(2,785)
Warrants exercised	12,405	9	12,396
Warrants issued in December 2006	6,362		6,362
Value of warrants related to January 2004 issuance	1,218		1,218
Issuance cost related to convertible debt conversions	2,796		2,796
Interest paid in stock	322		322
Stock option awards	1,253		1,253
Exercise of stock options	1,392	1	1,392
Secondary offering funds received, less issue costs of $760	131,525	39	131,486

Balance, September 30, 2007	$320,767	$337	$476,205	$8,249	$(164,024)

Net income	7,441				7,441
Foreign currency translation adjustment	3,481			3,481

Comprehensive income	10,922

Convertible debt converted	11,151	6	11,145
Warrants exercised	150		150
Restricted stock expense	329		329
Stock option awards	1,987	1	1,986
Exercise of stock options	1,360		1,360

Balance, September 30, 2008	$346,666	$344	$491,175	$11,730	$(156,583)

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$7,441	$(2,517)	$(65,802)
Net loss from discontinued operations	—	545	37

Net income (loss) from continuing operations	7,441	(1,972)	(65,765)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	16,476	9,205	5,853
Amortization of financing fees and debt discount	6,682	9,771	16,532
Deferred taxes	1,501	828	—
Warrant issue expense	—	6,362	—
Loss on value of warrants and conversion feature	—	314	29,303
Foreign currency transaction gains	(431)	606	—
Stock option compensation expense	2,316	1,253	969
Changes in assets and liabilities:
Increase in accounts receivable	(4,381)	(18,320)	(6,772)
(Increase) decrease in inventories	(17,427)	(5,388)	2,318
Increase in other current assets and other assets	(214)	(725)	(3,686)
Increase in trade accounts payable	1,902	3,224	658
Decrease (increase) in accrued expenses and other liabilities	2,002	(278)	1,922
Increase in legal liabilities	4,355	818	21,948
Increase (decrease) in other long-term liabilities	(27)	171	(25)

Net cash provided by continuing operations	20,195	5,869	3,255
Net cash provided by (used in) discontinued operations	—	1,010	(450)

Net cash provided by operating activities	20,195	6,879	2,805

Cash flows from investing activities:
Purchases of property and equipment	(107,715)	(53,412)	(40,795)
Increase in construction payables	3,591	—	—
Proceeds received from Hungarian grant	3,253	9,435	—
Change in cash restricted for letters of credit	(9,685)	(7,181)	(6,634)

Net cash used for investing activities by continuing operations	(110,556)	(51,158)	(47,429)
Net cash used for investing activities by discontinued operations	—	—	(11)

Net cash used in investing activities	(110,556)	(51,158)	(47,440)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,510	13,797	13,234
Payment of issue costs related to secondary stock offering	—	(760)	—
Proceeds from secondary stock offering	—	132,284	—
Proceeds from issuance of convertible debt	—	7,495	47,505
Payment of financing fees	—	(900)	(1,541)
Repayment (borrowings) of notes payable and long-term debt	(3,786)	3,538	(3,744)

Net cash (used) provided by financing activities	(2,276)	155,454	55,454

Effect of exchange rate changes on cash and cash equivalents	100	(216)	(272)

Net (decrease) increase in cash and cash equivalents	(92,537)	110,959	10,547
Cash and cash equivalents at beginning of year	121,761	10,802	255

Cash and cash equivalents at end of year	$29,224	$121,761	$10,802

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$1,491	$3,856	$3,793
Income taxes	2,800	—	888
Non-cash conversion of convertible debentures	11,150	34,497	47,308
The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
  Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, and Engineering Technology Corporation (“Entec Composite Machines”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV were acquired in October 2007 and are Mexican subsidiaries that manufactures carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.
REVENUE RECOGNITION
Sales transactions are initiated through customer purchase orders or sales agreements which are based on fixed pricing terms. The Company recognizes sales for manufactured products on the date title to the product transfers to the customer ordinarily upon shipping. Revenues generated by Entec Composite Machines are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date which include change orders, revisions to estimates and provisions for anticipated losses on contracts. Entec Composite Machines reported revenue of $5.9 million, $3.9 million and $4.1 million for fiscal 2008, 2007 and 2006, respectively. Revenues are reported net of any value-added tax or other such tax assessed by a governmental authority on our revenue-producing activities. Costs associated with shipping and handling are included in costs of sales.
ACCOUNTS RECEIVABLE
The Company reviews its accounts receivable balance on a quarterly basis to identify any specific customers for collectability issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations. The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivables was $1.3 million for 2008, $0.4 million for 2007 and $0.3 million for 2006.
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
In the fiscal years 2008, 2007 and 2006, we reported net sales of $75.1 million, $49.9 million and $19.0 million, respectively, to Vestas Wind Systems, which represented 40.4%, 33.0% and 20.5% of our net sales, respectively, during such periods. The Company reported net sales of $25.1 million in fiscal 2007 to Gamesa Group. These were the only customers that represented greater than 10% of consolidated net sales during these years.
CASH AND CASH EQUIVALENTS
Cash equivalents include certificates of deposit and overnight repurchase agreements, all of which have initial maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company places its temporary cash investments with high credit quality financial institutions, however, at times such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 for U.S. banks. The Company has invested all unallocated funds received from its August 2007 equity offering into money market accounts. As of September 30, 2008, the Company had $24.5 million cash in these money market accounts.

INVENTORIES
Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.5 million and $0.6 million as of September 30, 2008 and 2007, respectively, to reduce the carrying value of inventories to a net realizable value. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the revision is made.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures to improve the asset or extend the useful life are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. The Company capitalized interest of $4.5 million, $5.3 million and $3.1 million during fiscal 2008, 2007 and 2006, respectively. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.
The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

Buildings and improvements	30 to 40 years
Machinery and equipment	3 to 20 years
Furniture and fixtures	7 to 10 years
Computer hardware and software	2 to 5 years
Depreciation expense was $16.5 million, $9.2 million and $5.9 million for fiscal years ended 2008, 2007 and 2006, respectively.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges for long-lived assets were recorded during fiscal 2008, 2007 and 2006.
FOREIGN CURRENCY TRANSLATION
The consolidated balance sheet of the Company’s international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. Dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. and Zoltek de Mexico are included in the results of operations as other income (expense). The Hungarian Forint strengthened by 5.0% against the US dollar during fiscal 2008. Hungarian assets net of liabilities, excluding the permanent intercompany loan were approximately $177.6 million as of September 30, 2008. The Mexican Peso strengthened by 0.7% against the US dollar during fiscal 2008. Mexican assets net of liabilities, excluding the permanent intercompany loan were approximately $78.5 million as of September 30, 2008.
FINANCIAL INSTRUMENTS
The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2008 and 2007.
The Company has debt obligations that bear interest at a variable rate. The carrying value of debt with a variable rate approximated its fair value at September 30, 2008 and 2007.
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

APPLICATION AND DEVELOPMENT EXPENSES
The Company is actively pursuing the development of a number of applications for the use of its carbon fibers and related products. The Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $8.1 million, $7.2 million and $4.9 million for the years ended September 30, 2008, 2007 and 2006, respectively. Application and development expenses are presented as an operating item on the Company’s consolidated statement of operations. Given the Company’s position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses will be incurred in future periods.
INCOME TAXES
The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against certain deferred tax assets when realization of those assets are not considered to be more likely than not. The Company classifies income tax related interest and penalties as other expense, net.
EARNINGS PER SHARE
In accordance with SFAS No. 128, “Earnings per Share,” the Company calculates diluted earnings per share including the impact of the Company’s potential stock equivalents. The Company has outstanding stock options, warrants and convertible debt at September 30, 2008 and 2007 which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 0.7 million shares for fiscal 2008, 1.4 million shares for fiscal 2007 and 4.3 million shares for fiscal 2006 would have been included in the Company’s diluted earnings per share calculation.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board  (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that this new pronouncement will not have a material impact on the Company’s financial statements in future periods.
FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115”, was issued February of 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The guidance will become effective as of the beginning of a company’s fiscal year beginning after November 15, 2007. The Company believes that this new pronouncement will not have a material impact on the Company’s financial statements in future periods.
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and Interpretation of FASB No. 09” (“FIN 48”). FIN 48 addresses the diversity in practice and clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model as to how a company should recognize, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on its tax return. FIN 48 specifically requires companies to presume that the taxing authorities have full knowledge of the positions and all relevant facts. Furthermore, based on this presumption, FIN 48 requires that the financial statements reflect expected future consequences of such positions.
Under FIN 48 an uncertain tax position needs to be sustainable at a more likely than not level based upon its technical merits before any benefit can be recognized. The tax benefit is measured as the largest amount that has a cumulative probability of greater than 50% of being the final outcome. FIN 48 substantially changes the applicable accounting model (as the prior model followed the criteria of FAS 5, “Accounting for Contingencies”, recording a liability against an uncertain tax benefit when it was probable and estimable) and is likely to cause greater volatility in income statements as more items are recognized within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. As of September 30, 2007 and 2008, the Company’s accrual for these contingencies, included in long-term deferred tax liabilities in the accompanying consolidated balance sheet, was approximately $600,000.
FASB Statement No. 141 (R) “Business Combinations”, was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on the Company’s financial statements.
 FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on the Company’s financial statements in future periods.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS 133.  The Company will adopt SFAS 161 effective October 1, 2009.  Management is continuing to evaluate the impact that the adoption of SFAS 161 will have on the financial statements.
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
In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued.  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods.  The Company will adopt FSP No. APB 14-1 effective October 1, 2009.  The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on October 1, 2009. Management has concluded that the adoption of FSP EITF 03-6-1 will not have a material impact on the financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. SFAS 162 became effective November 15, 2008. The Company is continuing to evaluate the full impact that the adoption of SFAS 162 will have on its financial statements.
2. FINANCING TRANSACTIONS
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
In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 8 of the Notes to the Consolidated Financial Statements). In April 2007 the Company posted a supersedeas bond, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of September 30, 2008, the letter of credit is collateralized by $23.5 million of restricted cash. The Company repaid the loan from the Chief Executive Officer and terminated the $10.0 million loan commitment from its U.S. bank during the fourth quarter of fiscal 2007.
Revolving Credit Facility
In December 2007, the Company extended its existing line of credit until January 1, 2009. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2008 totaled $10.3 million. The amendment provides that the letter of credit will be collateralized by the availability under the revolving credit facility.
In October 2008, the Company settled a civil action filed by an investment banker (see Note 8 of the Notes to the Consolidated Financial Statements) for $5.8 million cash. The Company paid the settlement amount out of cash on hand. An appeal bond posted by the Company in this case was previously collateralized by the Company’s revolving credit facility. Accordingly, as of September 30, 2008, there is no draw down of credit by the Company under the revolving credit facility. The borrowing base of the revolving credit facility is now fully available to the Company subsequent to this settlement. No financial covenants currently apply to the credit facility from the U.S. bank.
The Company intends to extend its existing line of credit before its expiration on January 1, 2009. Based on the history of relationships with its bank and its current financial position, the Company does not expect any issues with extending its line of credit beyond the expiration date. However, we can make no assurances that we will be successful in executing such an extension.

Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $17.2 million) to Zoltek’s Hungarian subsidiary that will partially provide the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately $3.3 and $9.4 million in grant funding during fiscal 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested.
The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve certain revenue and employment targets. Currently, management anticipates the Company will comply with the requirements of the grant agreement.
Financing Activity
On August 14, 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the fiscal years ended 2008, 2007 and 2006.

	2008			2007			2006
	Number			Number			Number
	of shares	Conversion		of shares	Conversion		of shares	Conversion
	converted	price	Equity value	converted	price	Equity value	converted	price	Equity value
February 2003	—	$3.50	$—	771,431	$3.50	$2,700,009	1,457,147	$3.50	$5,100,015
October 2004	—	9.50	—	—	9.50	—	2,108,199	9.50	20,027,891
February 2005	—	20.00	—	—	20.00	—	1,006,035	20.00	20,120,700
September 2005	—	12.50	—	—	12.50	—	167,105	12.50	2,088,812
December 2005	—	12.50	—	1,444,489	12.50	18,056,112	—	12.50	—
February 2006	—	13.07	—	760,622	13.07	9,941,330	—	13.07	—
May 2006	203,679	25.51	5,195,856	141,120	25.51	3,599,971	—	25.51	—
July 2006	117,840	25.51	3,006,092	—	25.51	—	—	25.51	—
October 2006	115,578	25.51	2,948,383	—	25.51	—	—	25.51	—

	437,097		$11,150,331	3,117,662		$34,297,422	4,738,486		$47,337,418

	As of September 30, 2008			As of September 30, 2007			As of September 30, 2006
	Number			Number			Number
	of shares	Conversion	Proceeds	of shares	Conversion	Proceeds	of shares	Conversion	Proceeds
	outstanding	price	outstanding	outstanding	price	outstanding	outstanding	price	outstanding
February 2003	—	$3.50	$—	—	$3.50	$—	771,431	$3.50	$2,700,008
December 2005	—	12.50	—	—	12.50	—	1,444,489	12.50	—
February 2006	—	13.07	—	—	13.07	—	760,622	13.07	—
May 2006	352,803	25.51	9,000,005	556,482	25.51	14,195,860	697,602	25.51	17,795,832
July 2006	58,800	25.51	1,499,988	176,640	25.51	4,506,080	176,640	25.51	4,506,080
October 2006	178,342	25.51	4,549,504	293,919	25.51	7,497,887	293,919	25.51	7,497,887

	589,945		$15,049,497	1,027,041		$26,199,827	4,144,703		$32,499,807

The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continues for each of the nine quarters thereafter. Under certain circumstances, the Company may settle the principal and accrued unpaid interest in common stock Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days notice. The May  , July and October 2006 issuances also provide stipulation that the investor may require the Company to pay out the quarterly installment due in cash if the Company’s common stock Volume-Weighted Average Price average is below $12.50 on the date of conversion.

Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006 (1)	July 2006 (1)	October 2006 (1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	7.5%	7.5%	7.5%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406 shares	34,370 shares	102,835 shares
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share of conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances had a beneficial conversion feature.
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company’s planned expansion, the financing arrangements provided for the funding to occur in six separate closings discussed in the following paragraphs. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
The closing on September 30, 2005 included a draw down of $5.0 million. The borrowing matures 42 months from the closing date and bears interest at a fixed rate of 7.5% annum. The debentures are convertible into Zoltek common stock of 400,000 shares at a conversion price of $12.50 per share. The debentures were issued with five-year warrants that give holders the right to purchase up to 140,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.0 million and will be accreted to the debt’s face value over the life of the convertible debentures. As of September 30, 2008, all debentures converted and all warrants exercised related to the September 2005 offering.
In December 2005, the Company issued convertible debentures in the aggregate principal amount of $15.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into Zoltek 1,200,000 shares of common stock at a conversion price of $12.50 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 420,000 shares of Zoltek common stock at an exercise price of $14.50 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $1.9 million and will be accreted to the debt’s face value over the life of the convertible debentures. As of September 30, 2008, all debenturess were converted and all warrants exercised related to the December 2005 offering.
In February 2006, the Company issued convertible debentures in the aggregate principal amount of $10.0 million to institutional private equity investors. The convertible debentures had a stated maturity of 42 months and bore interest at a fixed rate of 7.5% annum. The convertible debentures are convertible into 765,110 shares of Zoltek common stock at a conversion price of $15.16 per share The Company also issued to the investors five-year warrants that give holders the right to purchase up to 267,789 shares of Zoltek common stock at an exercise price of $15.16 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuances was $4.6 million and will be accreted to the debt’s face value over the life of the convertible debentures. As of September 30, 2008, all debentures were converted and all warrants exercised related to the February 2006 offering.

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
In October 2006, the Company issued convertible debentures in the aggregate principal amount of $7.5 million to institutional private equity investors. The convertible debentures have a stated maturity of 42 months and bear interest at a fixed rate of 7.5% per annum. The convertible debentures are convertible into 293,767 shares of common stock at a conversion price of $25.51 per share. The Company also issued to the investors five-year warrants that give holders the right to purchase up to 102,835 shares of Zoltek common stock at an exercise price of $28.06 per share. The fair value of the debt discount associated with the warrants and conversion features at the time of issuance was $2.8 million and are being accreted to the debt’s face value over the life of the convertible debentures.

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
As of September 30, 2008, all such convertible notes and warrants have been exercised. See table below for impact on the results for fiscal years ended September 30, 2007 and 2006 (amounts in thousands).

	Fiscal Year Ended September 30, 2007
		Conversion
	Warrants	Features	Total
January 2004 issuance — mark to market	$(314)	$—	$(314)

Loss on value of warrants and conversion feature	$(314)	$—	$(314)

	Fiscal Year Ended September 30, 2006
		Conversion
	Warrants	Features	Total
January 2004 issuance — mark to market	$(1,413)	$—	$(1,413)
March 2004 issuance — mark to market	(730)	—	(730)
October 2004 issuance — mark to market	(2,902)	(5,671)	(8,573)
February 2005 issuance — mark to market	(1,788)	(16,799)	(18,587)

Loss on value of warrants and conversion feature	$(6,833)	$(22,470)	$(29,303)

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
See the table below for impact of amortization of financing fees and debt discount on the financial results for the fiscal years 2008, 2007 and 2006 (amounts in thousands).

	Fiscal Year Ended September 30, 2008
		Conversion
	Warrants	Features	Total
May 2006 issuance	$1,943	$2,867	4,810
July 2006 issuance	230	280	510
October 2006 issuance	392	452	844

	$2,565	3,599	6,164

Deferred financing costs			518

Total			$6,682

	Fiscal Year Ended September 30, 2007
		Conversion
	Warrants	Features	Total
September 2005 issuance	$158	$—	$158
December 2005 issuance	285	—	285
February 2006 issuance	1,830	1,882	3,712
May 2006 issuance	1,560	2,302	3,862
July 2006 issuance	113	138	251
October 2006 issuance	235	269	504

	$4,181	$4,591	$8,772

Deferred financing costs			999

Total			$9,771

	Fiscal Year Ended September 30, 2006
		Conversion
	Warrants	Features	Total
October 2004 issuance	$204	$400	$604
February 2005 issuance	834	7,830	8,664
September 2005 issuance	905	—	905
December 2005 issuance	548	—	548
February 2005 issuance	312	694	1,006
May 2006 issuance	3,524	332	3,856
July 2006 issuance	28	34	62

	$6,355	$9,290	$15,645

Deferred financing costs			887

Total			$16,532

The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	5,245

Debt acquisition cost and financing fees			416

Total			$5,661

	September 30, 2007
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$4,728	$6,981	$11,709
July 2006 issuance	403	485	888
October 2006 issuance	1,236	1,422	2,658

	$6,367	$8,888	15,255

Debt acquisition cost and financing fees			985

Total			$16,240

Earnings Per Share
In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at September 30, 2008, 2007 and 2006 which are not included in the determination of diluted loss per share for the fiscal year ended September 30, 2008, 2007 and 2006 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.7 million, 1.4 million and 4.3 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the fiscal years ended September 30, 2008, 2007 and 2006 respectively:

	Fiscal Year Ended September 30,
	2008	2007	2006
Numerators:
Net income (loss)	$7,441	$(2,517)	$(65,802)

Denominators:
Average shares outstanding — basic	34,042	28,539	22,575
Impact of convertible debt, warrants and stock options	130	—	—

Average shares outstanding — diluted	34,172	28,539	22,575

Income (loss) per share — basic:
Continuing operations	$0.22	$(0.07)	$(2.91)
Discontinued operations	0.00	(0.02)	0.00

Basic income (loss) per share	$0.22	$(0.09)	$(2.91)

Income (loss) per share — diluted:
Continuing operations	$0.22	$(0.07)	$(2.91)
Discontinued operations	0.00	(0.02)	0.00

Diluted income (loss) per share	$0.22	$(0.09)	$(2.91)

3. DISCONTINUED OPERATIONS
During the fourth quarter of fiscal 2006, the Company formally adopted a plan to discontinue operations and sell the assets of its continuously extruded netting and thermoplastic compounding product lines. These operations have since been reported as discontinued operations. Beginning in fiscal 2007, the remaining operations related these products are immaterial to the Company’s overall operations and therefore no longer segregated from continuing operations.
The Company incurred no significant exit costs for the selling or discontinuation of these businesses. These divisions were not part of the long-term strategy of the Company. The results of operations of these two product lines have been reclassified to discontinued operations for fiscal 2007.

	2007	2006
Net sales	$1,843	$4,964
Cost of sales	2,220	4,369

Gross profit	(377)	595
Selling, general and administrative expenses	(144)	(383)

Income (loss) from operations	(521)	212
Other loss	(24)	(399)

Net loss from operations	(545)	(187)
Gain on disposal of discontinued operations	—	150

Loss on discontinued operations	$(545)	$(37)

4. INVENTORIES
Inventories consist of the following (amounts in thousands):

	September 30,
	2008	2007
Raw materials	$10,749	$7,941
Work-in-process	14,962	11,832
Finished goods	18,844	7,632
Supplies and other	1,104	536

	$45,659	$27,941

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.5 million and $0.6 million as of September 30, 2008 and 2007, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to slow moving inventories produced in prior years.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (amounts in thousands):

	September 30,
	2008	2007
Land	$15,450	$2,265
Buildings and improvements	55,267	46,153
Machinery and equipment	225,342	166,021
Furniture, fixtures and software	6,788	6,042
Construction in progress	72,214	36,183

	375,061	256,664
Less: accumulated depreciation	(86,167)	(67,863)

	$288,894	$188,801

6. INCOME TAXES
The components of income tax expense (benefit) for the fiscal years ended September 30, 2008, 2007 and 2006 are as follows (amounts in thousands):

	2008	2007	2006
From continuing operations:
Current:
Federal	$—	$—	$—
State	107	—	—
Mexico	80	—	—
Hungary	2,644	1,158	888

	2,831	1,158	888

Deferred:
Federal	—	—	—
State	—	(157)	—
Mexico	—	—	—
Hungary	2,585	985	—

	2,585	828	—

Total continuing operations	$5,416	$1,986	$888

From discontinued operations:
Current:
Federal	$—	$—	$—
State	—	—	—
Non-U.S	—	19	—

	—	19	—

Deferred:
Federal	—	—	—
Non-U.S	—	—	—

Total discontinued operations	$—	$19	$—

Total	$5,416	$2,005	$888

Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax liability at September 30 are as follows (amounts in thousands):

	September 30,
	2008	2007
Deferred tax assets:
Legal liabilities	$7,990	$1,812
Accrued employee compensation	119	117
Other assets	—	416
Reserves	181	178
Net operating loss and credit carryforwards	24,933	37,493

	33,223	40,016

Deferred tax liabilities:
Property, plant and equipment	(10,841)	(9,943)
Employee compensation	—	(391)
Prepaid expenses	(118)	(185)
Other liabilities	(664)	(567)

	(11,623)	(11,086)

Total deferred taxes	21,600	28,930
Less: valuation allowance	(25,188)	(29,758)

Net deferred tax liability	$(3,588)	$(828)

Classification of deferred taxes:
Current deferred tax asset (included in Other current assets)	$933	$3,218
Long-term deferred tax liability	(4,521)	(4,046)

	$(3,588)	$(828)

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

The provision for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

	2008	2007	2006
At statutory rate:
Income taxes on income (loss) from continuing operations	$4,507	$5	$(22,058)
Increases (decreases):
Lower effective tax rate on non-U.S. operations	(1,446)	(2,805)	(985)
Change in valuation allowance on net operating loss	(3,416)	1,428	12,339
Change in valuation allowance on capital loss	—	—	(523)
State taxes, net of federal benefit	17	(157)	—
Local taxes, non-U.S	2,724	1,177	888
Amortization of warrant discount	3,425	3,926	5,659
Fair market value of warrants	—	107	9,963
Non-qualified stock option expense	(567)	(1,115)	(3,617)
Other	172	(561)	(778)

	$5,416	$2,005	$888

The consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2008, 2007 and 2006 was as follows (amounts in thousands):

	2008	2007	2006
Domestic	$6,831	$(16,093)	$(71,069)
Foreign	6,026	16,107	6,192

Income (loss) from continuing operations before income taxes	$12,857	$14	$(64,877)

Zoltek Zrt’s retained earnings of $37.8 million and accumulated deficit of $27.1 million at September 30, 2008 and September 30, 2007, respectively, are considered to be permanently reinvested and, accordingly, no provision for income taxes has been recorded.
The Company currently has domestic net operating loss carryforwards of approximately $82.1 million available to offset future tax liabilities, which expire between 2020 and 2027. Included in the net operating loss carry-forwards are stock option deductions of approximately $15.0 million. The benefits of these tax deductions, referred to as excess tax benefits, will be credited to additional paid-in capital upon being realized or recognized. The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.
The Company currently has a foreign net operating loss carryforward of approximately $5.0 million which expires in 2009. During the years ended September 30, 2007 and 2008, the Company utilized approximately $1.4 million and $2.2 million, respectively, of its foreign deferred tax assets for which no benefit had been previously recorded.
The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. As of September 30, 2007 and 2008, the Company’s accrual for these contingencies, included in long-term deferred tax liabilities in the accompanying consolidated balance sheet, was approximately $600,000.
7. DEBT
Credit Facilities
U.S. Operations — In December 2007, the Company extended its existing line of credit until January 1, 2009. The renewal of this credit facility included an amendment which increased the amount available under the original revolving credit facility from $5.5 million to $6.7 million. The revolving credit facility has a total commitment of the lesser of (1) $6.7 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2008 totaled $10.3 million. The amendment provides that the letter of credit will be collateralized by the availability under the revolving credit facility.
In October 2008, the Company settled a civil action filed by an investment banker (see Note 8 of the Notes to the Consolidated Financial Statements) for $5.8 million cash. The Company paid the settlement amount out of cash on hand. An appeal bond posted by the Company in this case was previously collateralized by the Company’s revolving credit facility. Accordingly, as of September 30, 2008, there is no draw down of credit by the Company under the revolving credit facility. The borrowing base of the revolving credit facility is now fully available to the Company subsequent to this settlement. No financial covenants currently apply to the credit facility from the U.S. bank.
The Company intends to extend its existing line of credit before its expiration on January 1, 2009. Based on the history of relationships with its bank and its current financial position, the Company does not expect any issues with extending its line of credit beyond the expiration date. However, we can make no assurances that we will be successful in executing such an extension.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $5.2 million at September 30, 2008. The credit facility is a term loan with quarterly interest payments.

The subordinated debt agreements of 2004 and 2005 (see Note 2) require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in compliance with as of September 30, 2008.
Long-term debt consists of the following (amounts in thousands):

	September 30,
	2008	2007
Note payable with interest at 7.2%, payable in monthly installments of principal and interest of $15 to maturity in January 2009	$1,184	$1,272

Non-interest bearing note payable (discounted at 8%) to the City of Abilene, Texas to be repaid from real estate and personal property tax abatements	—	2,030

Facilities with Hungarian banks (interest rate of 5.5% to 7.0%) with maturity in February 2009	5,175	6,417
Convertible debentures due November 2009 bearing interest of 7.5%	9,000	16,200
Convertible debentures due January 2010 bearing interest of 7.5%	1,500	2,505
Convertible debentures due April 2010 bearing interest of 7.5%	4,549	7,495

Total debt	21,408	35,919

Less: beneficial conversion feature and debt discount associated with warrants	(5,245)	(15,255)
Less: amounts payable within one year	(12,601)	(13,813)

Total long-term debt	$3,562	$6,851

The aggregate annual maturities of long-term debt at September 30, 2008 are set forth below (amounts in thousands):

Annual
September 30,	Maturities
2009	$16,356
2010	4,546
2011	506

Total	$21,408

8. COMMITMENTS AND CONTINGENCIES
LEASES
We rent office facilities and equipment under various operating leases. Rent expense for all operating leases was $285,382, $265,660 and $57,991 for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. There are no material future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2008.
The following table sets forth the future minimum lease commitments under operating leases at September 30, 2008:

Future
Commitments
for Operating
September 30,	Leases
2009	$245
2010	81
2011	9
2012	9
2013	8
Thereafter	2

Total	$354

During 2007, we began to lease forklifts and telecommunication equipment under various capital leases. Lease expense for all capital leases for the fiscal years ended September 30, 2008 and 2007 was $211,104 and $102,368, respectively.

The following table sets forth the future minimum lease commitments under capital leases and the present value of net minimum lease payments at September 30, 2008:

Future
Minimum
Lease
September 30,	Payments
2009	$202
2010	121

Total	$323

LEGAL
Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of September 30, 2008, the Company has established an accrual for legal liabilities of $29.1 million. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.
In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited (“SP Systems”) filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and the jury rendered verdicts against our Zoltek Corporation subsidiary. In April 2007, the Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal. On October 8, 2008, the United States Court of Appeals affirmed the district court’s earlier denial of Zoltek’s motion for a new trial and motion for judgment as a matter of law. The Court of Appeals also denied Structural Polymer Group’s cross appeal of the district court’s reduction of the jury’s damages award. Zoltek filed a motion for rehearing by the full Eighth Circuit Court of Appeals. As of September 30, 2008, the Company had recorded $23.1 million with respect to this matter. The Company expects that the ultimate resolution of the litigation will not have any additional material adverse effect on the Company’s future business, financial condition or liquidity.
Zoltek has filed a separate lawsuit alleging that SP Systems breached its supply agreement and committed fraud against Zoltek. Zoltek is claiming actual and punitive damages of in excess of $78 million in that suit, which it will continue to vigorously prosecute.
In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. On May 9, 2006, the court entered judgment for Scott Macon in the amount of $3.6 million for placement fees, plus warrants for the purchase of 122,888 of Zoltek stock. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming the judgment for $2.5 million in cash and warrants to purchase approximately 92,000 shares of the Company’s common stock and remanded back to the District Court for further proceeding fees at issue of approximately $1.1 million and approximately 31,000 warrants of Zoltek common stock plus interest. In October 2008, the Company settled the case for $5.8 million cash which had been fully accrued as a litigation charge as of September 30, 2008.
On May 13, 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008 relating to payments directed by the Company’s former Chief Financial Officer that were not properly authorized or recorded. The Company has cooperated fully with its investigation. The Company now has submitted all information requested by the staff.
The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
SOURCES OF SUPPLY
As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.
9. PROFIT SHARING PLAN
The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service, worked 501 or more hours this year and attained 21 years of age. No contributions were made by the Company for the fiscal years ended September 30, 2008, 2007 and 2006.

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
Presented below is a summary of stock option plans activity for the fiscal years 2006 through 2008:

		Wtd. Avg.	Options	Wtd. Avg.
	Options	Exercise Price	Exercisable	Exercise Price

Balance, September 30, 2006	552,834	$10.94	343,495	$12.65
Granted	77,500	29.51
Exercised	(220,524)	6.31
Cancelled	(40,000)	28.01

Balance, September 30, 2007	369,810	$16.02	264,800	$17.23
Granted	245,000	27.92
Exercised	(169,223)	8.03
Cancelled	(30,000)	39.00

Balance, September 30, 2008	415,587	$25.52	220,587	$23.50

The following table summarizes information for options currently outstanding and exercisable at September 30, 2008:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33-2.80	2,000	4 years	$2.07	2,000	$2.07
6.25-9.25	35,087	6 years	8.58	35,087	8.58
9.60-24.12	91,000	7 years	14.30	56,000	8.32
26.22-29.70	175,000	9 years	29.20	37,500	28.54
30.00-39.00	90,000	9 years	33.43	90,000	33.43

1.33-39.00	393,087	8 years	25.52	220,587	23.50
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected life of option	4 & 7.5 years	3 & 7.5 years	3 & 8 years
Risk-free interest rate	1.8%	4.9%	4.32%
Volatility of stock	66%	68%	96%
Forfeiture experience	30%	30%	30%
The fair value of the options granted during fiscal 2008, 2007 and 2006 was $5,541,041, $1,377,648 and $1,088,964, respectively. As of September 30, 2008, the Company had $2.2 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2009, 2010 and 2011. Cash proceeds received from the exercise of stock options were $1.4 million, $1.4 million and $2.8 million for fiscal 2008, 2007 and 2006, respectively.
Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. Presented below is a summary of restricted stock activity during the nine months ended September 30, 2008:

Shares

Balance, September 30, 2007	0

Granted	67,500

Balance, September 30, 2008	67,500

As of September 30, 2008, the remaining unamortized compensation cost related to restricted stock awards was $1.4 million which is expected to be recognized over the remaining vesting period of three years.
For the fiscal years ended September 30, 2008, 2007 and 2006, the Company recorded into selling and general administrative expense and into its corporate/other segment $2.4 million, $1.3 million and $1.0 million, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-(R). There were no recognized tax benefits during the fiscal years 2008, 2007 or 2006, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.
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

During the fourth quarter of fiscal 2006, the Company formally adopted a plan to sell certain of the assets of its continuously extruded netting division and to discontinue and exit another division that manufactured thermoplastic components. These operations have since been reported as discontinued operations. Beginning in fiscal 2007, the remaining operations related to exiting the thermoplastic division are immaterial to the Company’s overall operations and will, therefore, no longer be segregated from continuing operations. The remaining business represented in the Corporate/Other Products segment relate to water treatment and electrical services provided by the Hungarian operations.
Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution to the Company. The following table presents financial information on the Company’s operating segments as of and for the fiscal years ended September 30, 2008, 2007 and 2006 (amounts in thousands):

	Fiscal Year Ended September 30, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$156,033	$25,910	$3,673	$185,616
Cost of sales	110,691	20,378	3,324	134,393
Gross profit	45,342	5,532	349	51,223
Operating income (loss)	33,961	3,019	(16,973)	20,007
Depreciation and amortization expense	13,353	2,030	1,093	16,476
Capital expenditures	101,628	2,568	3,519	107,715

	Fiscal Year Ended September 30, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$116,365	$31,697	$2,818	$150,880
Cost of sales	82,223	23,689	1,594	107,506
Gross profit	34,142	8,008	1,224	43,374
Operating income (loss)	26,536	7,435	(15,862)	18,109
Depreciation and amortization expense	7,387	1,333	485	9,205
Capital expenditures	47,321	2,148	3,943	53,412

	Fiscal Year Ended September 30, 2006
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$65,677	$25,195	$1,485	$92,357
Cost of sales	49,386	19,211	1,397	69,994
Gross profit	16,291	5,984	88	22,363
Operating income (loss)	10,383	4,620	(30,678)	(15,675)
Depreciation and amortization expense	4,601	1,125	127	5,853
Capital expenditures	31,742	7,833	1,220	40,795

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
September 30, 2008	$344,974	$32,705	$62,485	$440,164
September 30, 2007	217,662	36,833	149,104	403,599
September 30, 2006	128,747	25,199	33,738	187,684

Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2008, 2007 and 2006 (amounts in thousands):

	2008		2007		2006
		Net		Net		Net
		Long Lived		Long Lived		Long Lived
	Net Sales(a)	Assets(b)	Net Sales(a)	Assets(b)	Net Sales(a)	Assets(b)
United States	$42,205	$47,617	$38,505	$48,744	$36,359	$49,497
Europe	133,286	158,694	106,798	140,457	47,829	—
Asia	10,106	—	4,983	—	598	72,787
Mexico	—	82,583	—	—	—	—
Other areas	19	—	594	—	7,571	—

Total	$185,616	$288,894	$150,880	$188,801	$92,357	$122,284

(a)	Revenues are attributed to countries based on the delivery location of the customer.

(b)	Property and equipment net of accumulated depreciation based on country location of assets.
12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
(Amounts in thousands, except per share data)

Fiscal year 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$40,072	$49,581	$44,950	$51,013
Gross profit	10,759	14,025	13,638	12,801
Net income (loss) from continuing operations	2,604	4,311	2,316	(1,790)

Net income (loss)	2,604	4,311	2,316	(1,790)

Basic and diluted income (loss) per share:
Continuing operations — basic	$0.08	$0.13	$0.07	$(0.05)

Continuing operations — diluted	$0.08	$0.13	$0.07	$(0.05)

Fiscal year 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$30,285	$36,742	$40,274	$43,579
Gross profit	7,851	10,588	11,940	12,995
Net income (loss) from continuing operations	(5,595)	(57)	5,020	(1,340)
Income (loss) from discontinued operations, net of taxes	(68)	51	(24)	(504)

Net income (loss)	(5,663)	(6)	4,996	(1,844)

Basic and diluted income (loss) per share:
Continuing operations — basic	$(0.22)	$(0.00)	$0.17	$(0.04)
Discontinued operations — basic	(0.00)	0.00	(0.00)	(0.02)

Total basic	$(0.22)	$(0.00)	$0.17	$(0.06)

Continuing operations — diluted	$(0.23)	$(0.00)	$0.17	$(0.04)
Discontinued operations — diluted	(0.00)	0.00	(0.00)	(0.02)

Total diluted	$(0.23)	$(0.00)	$0.17	$(0.06)

Fiscal year 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$15,557	$26,199	$26,787	$23,814
Gross profit	2,530	7,275	7,727	4,831
Net income (loss) from continuing operations	6,128	(27,784)	(21,216)	(22,893)
Income (loss) from discontinued operations, net of taxes	160	41	(252)	14

Net income (loss)	6,288	(27,743)	(21,468)	(22,879)

Basic and diluted income (loss) per share:
Continuing operations — basic	$0.31	$(1.31)	$(0.90)	$(0.89)
Discontinued operations — basic	0.01	0.00	(0.01)	(0.00)

Total basic	$0.32	$(1.31)	$(0.91)	$(0.89)

Continuing operations — diluted	$0.27	$(1.31)	$(0.90)	$(0.89)
Discontinued operations — diluted	.01	0.00	(0.01)	(0.00)

Total diluted	$0.28	$(1.31)	$(0.91)	$(0.89)

Annual earnings per share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods.

13. SUBSEQUENT EVENTS
In October 2008, the Company settled the Scott Macon case for $5.8 million cash which had been fully accrued as a litigation charge as of September 30, 2008. The lawsuit was filed in September 2004 by Scott Macon, an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. In October 2007, the United States Court of Appeals for the Second Circuit upheld the liability against Zoltek affirming the judgment for $2.5 million in cash and warrants to purchase approximately 92,000 shares of the Company’s common stock.
On October 8, 2008, the United States Court of Appeals affirmed the district court’s earlier denial of Zoltek’s motion for a new trial and motion for judgment as a matter of law regarding the SP Systems case. In addition, the Court of Appeals denied Structural Polymer Group’s cross appeal of the district court’s reduction of the jury’s damages award. Zoltek filed a motion for rehearing by the full Eighth Circuit Court of Appeals. As of September 30, 2008, the Company had recorded $23.1 million with respect to this matter. The Company expects that the ultimate resolution of the litigation will not have a material adverse effect on the Company’s business, financial condition or liquidity.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and interim Chief Financial Officer has concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of September 30, 2008 is effective.
Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
As described below, the remediation actions to cure prior period reported material weaknesses represent changes in the Company’s internal control over financial reporting in the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
1.	Enhancements were enacted to entity level controls and procedures to prevent certain accounting entries from being recorded prior to formal documentation of the arrangements being obtained as more fully enumerated below:
Contract Modifications — Customer Sales Arrangements
To ensure revenue was reported in accordance with underlying customer arrangements, the Company:
•	Conducted periodic meetings involving senior management, accounting, financial reporting and sales/operating personnel confirming documented terms, conditions and terms have not been altered and are being adhered with;

•	Memorialized in writing terms and arrangements with certain of the Company’s customers;

•	Employed reporting matrix to track and monitor activity between the Company and certain of its customers;

•	Periodically exchanged reporting matrix with impacted customers to confirm Company’s accounting treatment; and

•	Ensured underlying accounting records, subsidiary and general ledgers, were in agreement with that reflected in the reporting matrix.
Stock Option Grants
To ensure use of an appropriate measurement date for the valuation of certain share-based payments, the Company:
•	Enhanced the knowledge base of our personnel including providing instruction to the share-based compensation administrator, Human Resources department, Compensation Committee and Chief Executive Officer regarding the definition of measurement date issues for administration and instruction regarding the requirements of FAS 123(R) to properly account for share-based compensation;

•	Developed protocol of inter-departmental communication whereby the share-based compensation administrator timely notifies financial reporting personnel of grants, modifications to grants, or other relevant information so that accounting can make the necessary fair value adjustments; and

•	Enacted policy ensuring agreement of measurement date and grant date for accounting purposes.
2.	To ensure proper assessment of reserves for possible liability arising from certain litigation matters, the Company:
•	Enhanced communication of case status between interested parties — senior management, accounting and financial reporting, and outside legal counsel;

•	As facts and circumstances warrant, prepared memo with range of legal reserve requirements, analyzing need for adjustment to accrued litigation liability; and

•	As necessary and on a quarterly basis reviewed accounting treatment with the Audit Committee.
Item 9B. Other Information
On November 26, 2008, Zoltek Companies, Inc. (the “Company”) entered into an Executive Employment Agreement (the “Agreement”) with Andrew W. Whipple, age 45, to serve as the Company’s Chief Accounting Officer. Under the Agreement, Mr. Whipple will receive an annual salary of $200,000, an annual bonus opportunity. Mr. Whipple will also be entitled to participate in the Company’s standard employee benefit program, including a group insurance program, 401(k) plan and other benefits. In the event Mr. Whipple resigns following a change in control of the Company, Mr. Whipple is entitled to all compensation he otherwise would have received, absent his resignation, for the remainder of the term of the Agreement. Unless terminated earlier by its terms, the Agreement will terminate on November 26, 2011.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information set forth under the captions “Election of Directors”, “Other Matters” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.
Item 11. Executive Compensation
The information set forth under the captions “Directors’ Fees” and “Compensation of Executive Officers” in the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership By Management” in the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by this reference.
The following table shows the total number of outstanding options and shares available for future issuances of options under the Company’s existing stock option plans as of September 30, 2008.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price	equity compensation
	exercise of outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	369,810	16.02	345,000
Equity compensation plans not approved by security holders	—	—	—

Total	369,810	16.02	345,000

The Company currently has no equity compensation plans that are not approved by security holders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information set forth under the captions “Certain Transactions” and “Election of Directors” in the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 14. Principal Accounting Fees and Services
The information set forth under the caption “Principal Accountant Fees and Services” in the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) (1) Financial statements: The following financial statements and reports thereon are included in Item 8 of this report:
(2) The following financial statement schedule is included in Part IV of this report:
Rule 12-09 Valuation and Qualifying Accounts and Reserves
For the fiscal year ended September 30, 2008
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end
	of period	expenses	describe	describe		of period

Reserve for doubtful accounts	$781	$1,300	$—	$327		$1,754

Reserve for inventory valuation	$645	$—	$—	$145	(7)	$500

Deferred tax valuation	$29,758	$1,057	$—	$—		$30,815

For the fiscal year ended September 30, 2007
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other accounts		Deductions		end
	of period	expenses	describe		describe		of period

Reserve for doubtful accounts	$729	$52	$—		$—		$781

Reserve for inventory valuation	$1,300	$—	$—		$655	(7)	$645

Deferred tax valuation	$34,217	$—	$628	(5)	$5,087	(3) (4) (6)	$29,758

For the fiscal year ended September 30, 2006
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end
	of period	expenses	describe	describe		of period

Reserve for doubtful accounts	$718	$306	$—	$295	(1)	$729

Reserve for inventory valuation	$3,100	$—	$—	$1,800	(2)	$1,300

Deferred tax valuation	$22,401	$14,233	$—	$2,417	(3)	$34,217

(1)	Write-off of uncollectible receivable, net of recovery.

(2)	Reduction in inventory reserve for inventory items related to discontinued operations.

(3)	Expiration of capital loss carryforward and utilization against current foreign income taxes payable.

(4)	Removal of NOL’s related to non-qualified stock options and the related valuation allowance.

(5)	Addition of a valuation allowance on the Texas tax credits that were created from prior years Texas NOL. The credits are created and calculated under the newly enacted Texas margin tax law.

(6)	Prior year true-ups.

(7)	Company used and sold materials for which reserves were established primarily for slow moving product.
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
Date: December 1, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zsolt Rumy Zsolt Rumy	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	December 1, 2008

/s/ Andrew W. Whipple Andrew W. Whipple	Chief Accounting Officer (Principal Accounting Officer)	December 1, 2008

/s/ James W. Betts James W. Betts	Director	December 1, 2008

/s/ Charles A. Dill Charles A. Dill	Director	December 1, 2008

/s/ George E. Husman George E. Husman	Director	December 1, 2008

/s/ Michael D. Latta Michael D. Latta	Director	December 1, 2008

/s/ Linn H. Bealke Linn H. Bealke	Director	December 1, 2008

Exhibit Index

Exhibit
Number	Description
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

3.4	Restated By-Laws of the Registrant dated September 22, 1992, filed as Exhibit 3.4 to Registrant’s Registration Statement on Form S-3 (Reg. No.333-143996) and incorporated herein by reference.
4.1	Form of certificate for Common Stock, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-51142) and incorporated herein by reference.
4.2
Form of Warrant, dated May 11, 2001, issued to Southwest Bank of St. Louis with respect to 12,500 shares of Registrant’s Common Stock, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.3
Securities Purchase Agreement, dated as of December 19, 2003, by and among Zoltek Companies, Inc. and the investors named therein, filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

4.4	Form of 6% Convertible Debenture, filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.
4.17	Form of Warrant, filed as Exhibit 4.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.
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

Exhibit
Number	Description
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

4.38	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.
10.1	Zoltek Companies, Inc. Long Term Incentive Plan filed as Appendix B to Registrant’s definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by this reference.*
10.2	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 13, 1999.*
10.3
Credit Agreement, dated as of May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporate herein by reference.

10.4
First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-k dated February 18, 2003 is incorporated herein by reference.

10.5	Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders.*
10.6
Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference.

10.7	Zoltek Companies, Inc. 2008 Director Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*
10.8	Zoltek Companies, Inc. 2008 Long Term Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*
10.9
Employment Agreement, dated March 1, 2008, between the Registrant and Karen Bomba, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.10	Employment Agreement, dated November 26, 2008, between the Registrant and Andrew W. Whipple.
21	Subsidiaries of the Registrant filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-k for the fiscal year ended September 30, 2007 and incorporated herein by reference.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management compensatory plan or arrangement