Form 10-Q
period 2008-12-31
ZOLTEK COMPANIES INC
filed 2009-02-09
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2008
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
Registrant’s telephone number, including area code: (314) 291-5110
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of February 9, 2009, 34,405,692 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)
(Unaudited)

	December 31,	September 30,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$17,517	$29,224
Restricted cash	23,500	23,500
Accounts receivable, less allowance for doubtful accounts of $1,169 and $1,754, respectively	35,450	42,690
Inventories, net	53,217	45,659
Other current assets	6,948	9,432

Total current assets	136,632	150,505
Property and equipment, net	262,764	288,894
Other assets	619	765

Total assets	$400,015	$440,164

Liabilities and Shareholders’ Equity
Current liabilities:
Legal liabilities	$23,340	$29,083
Current maturities of long-term debt	16,153	12,601
Trade accounts payable	10,749	15,093
Accrued expenses and other liabilities	6,762	9,278
Construction payables	6,275	8,450

Total current liabilities	63,279	74,505
Long-term debt, less current maturities	2,247	3,562
Hungarian grant, long-term	9,412	10,882
Deferred tax liabilities	4,115	4,521
Other long-term liabilities	25	28

Total liabilities	79,078	93,498

Commitments and contingencies (see Note 8)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,405,642 and 34,389,428 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	344	344
Additional paid-in capital	492,371	491,175
Accumulated other comprehensive (loss) income	(15,730)	11,730
Accumulated deficit	(156,048)	(156,583)

Total shareholders’ equity	320,937	346,666

Total liabilities and shareholders’ equity	$400,015	$440,164

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,
	2008	2007
Net sales	$38,629	$40,072
Cost of sales	28,365	29,313

Gross profit	10,264	10,759
Application and development costs	1,721	1,896
Litigation charge (see Note 8)	238	—
Selling, general and administrative expenses	4,830	4,072

Operating income from continuing operations	3,475	4,791
Other income (expense):
Interest income	219	1,192
Gain (loss) on foreign currency transactions	178	(49)
Other expense, net	(254)	(93)
Interest expense, excluding amortization of financing fees and debt discount	(568)	(678)
Amortization of financing fees and debt discount	(1,965)	(1,554)

Income from continuing operations before income taxes	1,085	3,609
Income tax expense	550	1,005

Net income	$535	$2,604

Basic and diluted income per share	$0.02	$0.08
Weighted average common shares outstanding — basic	34,404,631	33,756,205
Weighted average common shares outstanding — diluted	34,476,681	33,956,205
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total		Additional	Accumulated Other
	Shareholders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	(Loss) Income	Deficit

Balance, September 30, 2008	$346,666	$344	$491,175	$11,730	$(156,583)
Convertible debt converted	251		251
Stock option compensation expense	945		945
Net income	535				535
Foreign currency translation adjustment	(27,460)			(27,460)

Balance, December 31, 2008	$320,937	$344	$492,371	$(15,730)	$(156,048)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended December 31,
	2008	2007
Net income	$535	$2,604
Foreign currency translation adjustments	(27,460)	2,073

Comprehensive (loss) income	$(26,925)	$4,677

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$535	$2,604
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	4,073	3,360
Amortization of financing fees and debt discount	1,965	1,554
Deferred taxes	439	64
Foreign currency transaction losses	721	226
Stock option compensation expense	945	484
Changes in assets and liabilities:
Decrease in accounts receivable	4,722	5,667
Increase in inventories	(8,377)	(7,007)
Increase (decrease) in other current assets and other assets	2,083	(6,146)
Decrease in trade accounts payable	(2,551)	251
(Decrease) increase in accrued expenses and other liabilities	(1,629)	856
Decrease in legal liabilities	(5,558)	(159)

Net cash used in operating activities	(2,632)	1,754

Cash flows from investing activities:
Purchases of property and equipment	(8,334)	(47,480)
Decrease in construction payables	(1,349)	(2,602)
Proceeds received from Hungarian grant	—	779
Change in cash restricted for letters of credit	—	(9,685)

Net cash used for investing activities	(9,683)	(58,988)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	720
Repayment of convertible debt	(2,448)	—
Borrowings (repayment) of notes payable and long-term debt	3,074	(1,550)

Net cash provided (used) by financing activities	626	(830)

Effect of exchange rate changes on cash and cash equivalents	(18)	(48)

Net decrease in cash and cash equivalents	(11,707)	(58,112)
Cash and cash equivalents at beginning of period	29,224	121,761

Cash and cash equivalents at end of period	$17,517	$63,649

Supplemental disclosures of cash flow information:
Non-cash conversion of convertible debentures	251	2,853
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, and Engineering Technology Corporation (“Entec Composite Machines”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV were organized in October 2007 and are Mexican subsidiaries that manufacture carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulation of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.
The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the currency translation of financial statements of the Company’s foreign subsidiaries are reflected as other comprehensive income within shareholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statement of operations as “Other income (expense).” All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
Adoption of New Accounting Standards
See Note 9 of the Notes to the Condensed Consolidated Financial Statements.
2. INVENTORIES
Inventories consist of the following (amounts in thousands):

	December 31,	September 30,
	2008	2008
Raw materials	$12,571	$10,749
Work-in-process	12,181	14,962
Finished goods	27,615	18,844
Supplies and other	850	1,104

	$53,217	$45,659

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.3 million and $0.5 million as of December 31, 2008 and September 30, 2008, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to slow-moving inventories produced in prior years.

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
Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following table presents financial information on the Company’s operating segments as of and for the three months ended December 31, 2008 and 2007 (amounts in thousands):

	Three months ended December 31, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$32,716	$5,265	$648	$38,629
Cost of sales	23,730	4,003	632	28,365
Gross profit	8,986	1,262	16	10,264
Operating income (loss)	6,507	530	(3,562)	3,475
Depreciation	3,371	419	283	4,073
Capital expenditures	7,825	436	73	8,334

	Three months ended December 31, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$34,120	$5,033	$919	$40,072
Cost of sales	24,958	3,713	642	29,313
Gross profit	9,162	1,320	277	10,759
Operating income (loss)	7,816	83	(3,108)	4,791
Depreciation	2,593	542	225	3,360
Capital expenditures	12,062	316	102	12,480

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
December 31, 2008	$309,713	$30,730	$59,572	$400,015
September 30, 2008	344,974	32,705	62,485	440,164
4. FINANCING
Bond Related to SP Systems Case
In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). In April 2007 the Company posted a supersedeas bond, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of December 31, 2008, the letter of credit is collateralized by $23.5 million of restricted cash.
Revolving Credit Facility
As of December 31, 2008, there was a $2.5 million draw down of credit by the Company under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank.
In February 2009, the Company extended its existing line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of December 31, 2008 totaled $9.6 million.

Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $15.3 million) to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.7 billion and HUF 1.6 billion in grant funding during fiscal 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested.
The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve certain revenue and employment targets. Currently, although management can offer no assurance, it anticipates the Company will comply with the requirements of the grant agreement.
Financing Activity
In August 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first quarter of fiscal years 2009 and 2008.

	Three months ended December 31, 2008			Three months ended December 31, 2007
	Number			Number
	of shares	Price		of shares	Conversion
	converted	converted	Equity value	converted	price	Equity value
May 2006	—	$—	$—	62,719	$25.51	$1,599,962
July 2006	16,264	15.40	250,466	9,820	25.51	250,508
October 2006	—	—	—	39,200	25.51	999,992

	16,264		$250,466	111,739		$2,850,462

	As of December 31, 2008
	Number
	of shares	Conversion	Debt
	outstanding	price	outstanding
May 2006	282,242	$25.51	$7,200,000
July 2006	49,100	25.51	1,252,534
October 2006	152,762	25.51	3,896,947

	484,104		$12,349,481

The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continue for each of the nine quarters thereafter. Under certain circumstances, the Company may settle the principal and accrued unpaid interest in common stock. Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days’ notice. The May, July and October 2006 issuances also provide stipulation that the investor may require the Company to pay out the quarterly installment due in cash if the Company’s common stock Volume-Weighted Average Price (“VWAP”) average is below $12.50 on the due date.
During the first quarter of fiscal 2009, as the Company’s common stock VWAP average was below $12.50 on the date of conversion, the Company paid out the quarterly installment in cash for $1.8 million and $0.6 million related to the May 2006 and October 2006 issuances, respectively.

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
In September 2005, the Company entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company’s planned expansion, the financing arrangements provided for the funding to occur in six separate closings. These financings are collateralized by the Hungarian subsidiary’s carbon fiber assets existing before September 2005.
Amortization of Financing Fees and Debt Discount
The May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the market price of the Company’s common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company’s consolidated income statement. The Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. See the table below for impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2008 and 2007 (amounts in thousands).

	Three months ended December 31, 2008
		Conversion
	Warrants	Features	Total
May 2006 issuance	$601	$887	$1,488
July 2006 2005 issuance	69	85	154
October 2006 issuance	106	122	228

	$776	$1,094	$1,870

Deferred financing costs			95

Total			$1,965

	Three months ended December 31, 2007
		Conversion
	Warrants	Features	Total
May 2006 issuance	$416	$614	$1,030
July 2006 2005 issuance	73	90	163
October 2006 issuance	117	133	250

	$606	$837	$1,443

Deferred financing costs			111

Total			$1,554

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	December 31, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$965	$1,426	$2,391
July 2006 issuance	189	228	417
October 2006 issuance	264	304	568

	$1,418	$1,958	$3,376

Debt acquisition cost and financing fees			314

Total			$3,690

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	$2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	$5,245

Debt acquisition cost and financing fees			416

Total			$5,661

Earnings Per Share
In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at December 31, 2008 and 2007 which are not included in the determination of diluted loss per share for the three months ended December 31, 2008 and 2007 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.5 and 1.4 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on net income per share for the three months ended December 31, 2008 and 2007, respectively:

	Three months ended
	December 31,
	2008	2007

Numerators:
Net income	$535	$2,604

Denominators:
Average shares outstanding — basic	34,405	33,756
Impact of convertible debt, warrants and stock options	72	200

Average shares outstanding — diluted	34,477	33,956

Basic income per share	$0.02	$0.08

Diluted income per share	$0.02	$0.08

5. DEBT
Credit Facilities
U.S. Operations — As of December 31, 2008, there was a $2.5 million draw down of credit by the Company under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank.
In February 2009, the Company extended its existing line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of December 31, 2008 totaled $9.6 million.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank. Total borrowings under this credit facility were $5.8 million at December 31, 2008. The credit facility is a term loan with quarterly interest payments.
The subordinated debt agreements of 2004 and 2005 (see Note 4) require that the Company maintain cash plus borrowing capacity under credit facilities of at least $0.5 million, which the Company was in compliance with as of December 31, 2008.
Long-term debt consists of the following (amounts in thousands):

	December 31,	September 30,
	2008	2008
Note payable with interest at 4.25% (variable with Libor, payable in monthly installments of interest to maturity in January 2011)	$1,157	$1,184

Line credit U.S. facility (interest rate of 3.6% — variable with Libor)	2,510	—

Facilities with Hungarian banks (interest rate of 5.5% to 7.0%)	5,759	5,175

Convertible debentures final payment due November 2009 bearing interest at 8.8%	7,200	9,000

Convertible debentures final payment due January 2010 bearing interest at 7.5%	1,252	1,500

Convertible debentures final payment due April 2010 bearing interest at 7.5%	3,897	4,549

Total long-term debt including current maturities	21,775	21,408

Less: Debt discount associated with conversion feature and warrants	(3,375)	(5,245)
Less: Amounts payable within one year, net of discount of $2,831 and $5,867	(16,153)	(12,601)

Total long-term debt, less current maturities	$2,247	$3,562

The aggregate annual maturities of long-term debt at December 31, 2008 are set forth below (amounts in thousands):

Annual
December 31,	Maturities
2009	$18,984
2010	2,358
2011	433

Total	$21,775

6. STOCK OPTION COMPENSATION EXPENSE
The Company maintains long-term incentive plans that authorize the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. The Company has the option, in its sole discretion, to settle awards under its 2008 incentive plan in cash, in lieu of issuing shares.
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
Presented below is a summary of stock option plans activity for the first quarter of fiscal 2009:

		Wtd. Avg.
	Options	Exercise Price

Balance, September 30, 2008	415,587	$25.52
Granted	—	—
Exercised	—
Cancelled	—	—

Balance, December 31, 2008	415,587	$25.52

Exercisable, December 31, 2008	233,087	$23.65

The following table summarizes information for options currently outstanding and exercisable at December 31, 2008:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33-2.80	2,000	4 years	$2.07	2,000	$2.07
6.25-9.25	35,087	6 years	8.58	35,087	8.58
9.60-24.12	113,500	7 years	18.29	56,000	14.30
26.22-29.70	175,000	9 years	29.20	50,000	27.96
30.00-39.00	90,000	9 years	33.43	90,000	33.43

1.33-39.00	415,587	8 years	25.52	233,087	23.50
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected life of option	4 & 4.5 years	3 & 7.5 years	3 & 8 years
Risk-free interest rate	1.8%	4.9%	4.32%
Volatility of stock	66%	68%	96%
As of December 31, 2008, the Company had $2.3 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2009, 2010 and 2011. There were no awards granted or exercised during the first three months of fiscal 2009.
Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. No restricted shares were granted, exercised, or converted during the first quarter of fiscal 2009. The balance of restricted stock shares was 67,500 as of December 31, 2008.
As of December 31, 2008, the remaining unamortized compensation cost related to restricted stock awards was $1.1 million which is expected to be recognized over the remaining vesting period of three years.
For the three months ended December 31, 2008 and 2007, the Company recorded into selling and general administrative expense and into its corporate/other segment $0.9 million and $0.5 million, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123 (R). There were no recognized tax benefits during the fiscal years 2008 or 2007, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset.
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
7. COMMITMENTS AND CONTINGENCIES
LEGAL
Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of December 31, 2008, the Company has established an accrual for legal liabilities of $23.3 million. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.

In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited (“SP Systems”) filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and the jury rendered verdicts against our Zoltek Corporation subsidiary. In April 2007, the Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal. On October 8, 2008, the United States Court of Appeals affirmed the district court’s earlier denial of Zoltek’s motion for a new trial and motion for judgment as a matter of law. The Court of Appeals also denied Structural Polymer Group’s cross appeal of the district court’s reduction of the jury’s damages award. Zoltek filed a motion for rehearing by the full Eighth Circuit Court of Appeals. As of December 31, 2008, the Company had recorded an accrual for legal liabilities of $23.3 million with respect to this matter. On February 2nd, 2009, the district court granted Structural Polymer Group’s motion to collect $23,306,462 plus $3,160.74 daily interest since December 7, 2008, by payment on the bond. The Company expects that the ultimate resolution of the litigation will not have any additional material adverse effect on the Company’s future business, financial condition or liquidity.
Zoltek has filed a separate lawsuit alleging that SP Systems breached its supply agreement and committed fraud against Zoltek. Zoltek is claiming actual and punitive damages of in excess of $78 million in that suit, which it will continue to vigorously prosecute.
In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. In October 2008, the Company settled the case for $5.8 million and remitted the cash payment.
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
In the three months ended December 31, 2008 and 2007, we reported sales of $18.3 million and $21.8 million, respectively, and a related open account receivable balance of $17.8 million and $12.6 million, respectively, to Vestas Wind Systems. In the three months ended December 31, 2008 and 2007, the Company reported sales of $3.3 million and $3.7 million to Gamesa Group. These were the only customers that represented greater than 10% of consolidated net sales.
ENVIRONMENTAL
The Company’s operations generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes that all of its facilities are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulations will not have a material adverse effect on its business, results of operations or financial condition. There can be no assurance, that compliance with future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, results of operations or financial condition of the Company.
SOURCES OF SUPPLY
As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

8. INCOME TAXES
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — and interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on October 1, 2007. The Company recognized an increase in the liability for unrecognized benefits for the first quarter of fiscal 2009 of $0.3 million.
Zoltek and our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service “IRS” concluded its examination of our consolidated federal income tax returns for the fiscal year ended September 30, 2003. The U.S. federal statute of limitations remains open for the year 2003 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by Hungarian foreign tax authorities include 2005 and onward.
As of December 31, 2008, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.
9. NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for the Company’s fiscal year 2009 and . has not had a material impact on the Company’s financial statements.
FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115,” was issued February 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the Company’s fiscal year 2009 and has not had a material impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS 133. The Company will adopt SFAS 161 effective October 1, 2009. Management is continuing to evaluate the impact that the adoption of SFAS 161 will have on the financial statements.
In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” was issued. FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods. The Company will adopt FSP No. APB 14-1 effective October 1, 2009. The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. SFAS 162 became effective November 15, 2008. Management has concluded that the adoption of SFAS 162 will not have a material impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an applied technology and advanced materials company. We are a leader in the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex ® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product that we refer to as technical fiber, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron ® trade name. We have spent over 15 years developing our proprietary technology and manufacturing processes. We believe that we are the largest manufacturer primarily focused on producing low-cost carbon fiber for commercial applications. Our mission has been to introduce and facilitate the growth of the concept of commercial applications for carbon fibers across an expanding variety of uses.
The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber, such as wind turbines; (2) increases in our manufacturing capacity; and (3) sellers prices. We would expect that our net sales in future periods will continue to be affected by the first and second of these factors. .
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007
The Company’s sales decreased 3.6%, or $1.5 million, to $38.6 million in the first quarter of fiscal 2009 from $40.1 million in the first quarter of fiscal 2008. Carbon fiber sales decreased 4.1%, or $1.4 million, to $32.7 million in the first quarter of fiscal 2009 from $34.1 million in the first quarter of fiscal 2008 primarily due to reaction by several smaller customers and Gamesa Group to weak global economic conditions in the current year quarter. These customers postponed or cancelled orders during the quarter which resulted in reduced sales going into calendar year end. The Company’s orders from other significant customers, such as Vestas Wind Systems, remained steady. Technical fiber sales increased 4.6%, or $0.3 million, to $5.3 million in the first quarter of fiscal 2009 from $5.0 million in the first quarter of fiscal 2008. Sales of other products and services decreased $0.3 million to $0.6 million during the first quarter of fiscal 2009 from $0.9 million during fiscal 2008 related to our Energy sales division.
The Company’s cost of sales decreased by 3.2%, or $0.9 million, to $28.4 million in the first quarter of fiscal 2009 from $29.3 million in the first quarter of fiscal 2008. Carbon fiber cost of sales decreased by 4.9%, or $1.3 million, to $23.7 million for the first quarter of fiscal 2009 from $25.0 million for the first quarter of fiscal 2008. The decrease in carbon fiber cost of sales reflected decreased sales of 4.1% discussed. Technical fiber cost of sales increased $0.3 million, or 7.8%, to $4.0 million for the first quarter of fiscal 2009 from $3.7 million for the first quarter of fiscal 2008. The increase in technical fiber cost of sales resulted from the increased sales of 4.6% discussed above. The cost of sales of the other products remained flat for the first quarter ended fiscal 2009 to $0.6 million compared to the first quarter ended fiscal 2008 of $0.6 million.
The Company’s gross profit decreased by $0.5 million, to $10.3 million, or 26.6% of sales in the first quarter of fiscal 2009 from $10.8 million, or 26.8% of sales in the first quarter of fiscal 2008. Carbon fiber gross profit percentage increased to 27.5% for the first quarter of fiscal 2009 compared to 26.9% for the first quarter of fiscal 2008. Carbon fiber gross profit decreased from $9.2 million to $9.0 million during these same respective periods. The increase in carbon fiber gross profit percentage resulted from improved production efficiencies from using Mexico precursor in U.S. production as well as a decline in the value of the Forint in which we pay a significant amount of expenses. Technical fiber gross profit remained flat from $1.3 million, or 26.2% of sales, in the first quarter of fiscal 2008 to $1.3 million, or 24.0% of sales, during the corresponding period of fiscal 2009. The decrease in technical fiber gross profit percentage resulted from lower quantities produced during the quarter. The gross profit of the other products decreased for the first quarter ended fiscal 2008 to $0.01 million compared to the first quarter ended fiscal 2007 of $0.3 million.
Application and market development costs were $1.7 million in the first quarter of fiscal 2009 and $1.9 million in the first quarter of fiscal 2008. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
A litigation charge of $0.2 million was recorded in the first quarter of fiscal 2009 for interest related to the judgment of the SP case (see Note 7 of the Notes to Condensed Consolidated Financial Statements). No litigation charge was recorded during the first quarter of fiscal 2008.
Selling, general and administrative expenses for continuing operations were $4.8 million in the first quarter of fiscal 2009 compared to $4.1 million reported for the first quarter of fiscal 2008. Approximately $0.1 million of the increase related to staffing of management positions, particularly at our Corporate office. The Company also recorded $0.9 million for the cost of employee services received in exchange for equity instruments under SFAS 123 (R) during the first quarter of fiscal 2009, an increase of $0.4 million from first quarter fiscal 2008 expense. Accounting and audit fees increased by $0.1 million as the Company changed independent auditors during the first quarter of fiscal 2009.
Operating income from the first quarter of fiscal 2009 was $3.5 million, a decrease of $1.3 million from the operating income of $4.8 million incurred during the first quarter of fiscal 2008. This decline resulted primarily from a decrease in gross profit of $0.5 million. Carbon fiber operating income declined from $7.8 million in the first quarter of fiscal 2008 to $6.5 million in the first quarter of fiscal 2009. The decline resulted from lower sales as discussed above. Operating income from technical fibers increased from $0.1 million in the first quarter of fiscal 2008 to $0.5 million in the first quarter of fiscal 2009. Other products/ headquarters operating loss increased from a loss of $3.1 million in the first quarter of fiscal 2008 to a loss of $3.6 million in fiscal 2009 due to increases in staffing of management positions at headquarters and fiscal year-end audit expenses.
Interest expense was approximately $0.6 million in the first quarter of fiscal 2009 compared to $0.7 million in the corresponding period of fiscal 2008. As investors continue to convert their outstanding convertible debt into shares, the Company’s cost of interest on the related debt is reduced.
Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $2.0 million for the first quarter of fiscal 2009 compared to $1.6 million for the first quarter of fiscal 2008. The Company is no longer capitalizing any amortization as the current capital expansion projects are funded by equity funds, not debt. Amortization resulted from the expensing of the beneficial conversion feature related to a partial conversion of the May, July and October 2006 convertible debt issuances (see “— Liquidity and Capital Resources”).
Interest income was $0.2 million in the first quarter of fiscal 2009 compared to $1.2 million in fiscal 2008. The decrease was primarily a result of lower interest earned on short-term investment of cash received from our public offering in August 2007. The Company has used this cash balance to fund the purchase and refurbishing of the facility in Mexico.

Gain/loss on foreign currency translations improved to a $0.2 million gain for fiscal 2009, compared to a $0.1 million loss for fiscal 2008. During the first three months of fiscal 2009, the both the Euro and the U.S. dollar gained in value against the Forint. As most of the Company’s accounts receivables are denominated in Euros, the strengthening in value resulted in a gain recognized in our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (Forint) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity. The loss in fiscal 2008 was primarily the result in the decline in value of the U.S. dollar.
Other expense, net, was of $0.3 million in the first quarter of fiscal 2009 compared to $0.1 million for fiscal 2008.
Income tax expense was $0.6 million for the first quarter of fiscal 2009 compared to $1.0 million for the corresponding period in the prior year. During the first quarter of fiscal 2009, the Company amortized its deferred tax asset by $0.4 million, reducing the existing net operating loss carryforward. An additional income tax expense of $0.2 million compared to the prior year was incurred related to the local Hungarian municipality tax for the first quarter of fiscal 2009. An income tax expense of $0.5 million was recorded for the first quarter of fiscal 2009, as we established a deferred tax liability for book to tax differences within the Hungarian operation.
The foregoing resulted in net income $0.5 million for first quarter of fiscal 2009 compared to net income $2.6 million for the first quarter of fiscal 2008. Similarly, the Company reported income from continuing operations per share of $0.02 and $0.08 on a basic and diluted basis for the first quarter of fiscal 2009 and 2008, respectively. The weighted average common shares outstanding were 34.4 million and 33.8 million for the first quarter of fiscal 2009 and 2008, respectively.
Liquidity and Capital Resources
The Company believes its cash currently on hand , cash flow from operations, and available credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2009.
In August 2007, the Company completed a public offering of 3,615,000 shares of common stock at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity. Property and equipment, net, decreased from $288.9 million at September 30, 2008 to $262.8 million at December 31, 2008, due to the decline in value of the Forint, which is the functional currency of our Hungarian operations.
Cash Used In Continuing Operating Activities
Operating activities used $2.6 million of cash for the first quarter of fiscal 2009 compared to cash provided of $1.8 million in the first quarter of fiscal 2008. Inventory levels increased by $8.4 million and $7.0 million during the first quarter of fiscal 2009 and 2008, respectively, due to year-end inventory management by our customers as they brought down inventories to increase their cash positions. Cash flows were also negatively affected during the first quarter of fiscal 2009 by a $5.8 million settlement paid in October related to litigation involving an investment banker. Cash flows were positively affected by operating income before depreciation by $7.9 million and $8.2 million for the first quarter of fiscal 2009 and 2008, respectively. Cash flows were affected by cash collections which reduced accounts receivables by $4.7 million and $5.7 million during the first quarter of fiscal 2009 and 2008, respectively.
Cash Used In Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2009 was $9.7 million which consisted of capital expenditures to expand production lines of the Company’s precursor facilities and carbon fiber operations to meet the anticipated long-term demand for carbon fiber products.
Net cash used in investing activities for the first quarter of fiscal 2008 was $59.0 million which consisted of capital expenditures primarily at the Hungarian subsidiary related to expansion of its precursor facility and its carbon fiber lines and a decrease in restricted cash. $35.0 million was used to acquire the Mexico facility for production capabilities. This was offset by $0.8 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).
Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber production capacity. The Company expects capital expenditures to continue in connection with the expansion of our Mexico facility.
Cash Provided (Used) By Financing Activities
Net cash provided in financing activities was $0.6 million for the first quarter of fiscal 2009 as the Company increased its borrowings on our lines of credit and repaid convertible debt. Net cash used by financing activities was $0.8 million for the first quarter of fiscal 2008. The Company repaid debt of $1.5 million, while the exercise of stock options and warrants provided $0.7 million.

Future Contractual Obligations
In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2008. Some of the amounts included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s debt agreements.

	Payments Due by Period
		Less than		3-5	Over
	Total	1 year	1-3 years	years	5 years
Convertible debentures (a)	$12,349	$9,558	$2,791	—	—
Other long-term debt, including current maturities (a)	9,426	9,426	—	—	—

Total long-term debt obligations	21,775	18,984	2,791	—	—
Operating lease obligations (b)	3,714	1,085	1,770	857	2
Capital leases obligations	323	202	121	—	—

Total debt and leases	25,812	20,271	4,682	857	2
Legal liabilities (c)	23,340	23,340	—	—	—
Contractual interest payments (c)	1,143	980	163	—	—
Purchase obligations (e)	2,545	2,545	—	—	—

Total contractual obligations	$52,840	$47,136	$4,845	$857	2

(a)	Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $3.4 million.

(b)	Includes four-year contract for nitrogen gas facility and equipment at approximately $840,000 per year.

(c)	Amount accrued for potential damages and litigation cost related to SP Systems case. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

(d)	Amounts represent the expected cash payment of interest on our debt.

(e)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
The future contractual obligations and debt could be reduced by up to $12.3 million in exchange for up to 0.5 million shares of common stock. The following table sets forth our contractual obligations on a pro forma basis assuming all the convertible debt was converted as of December 31, 2008 (amounts in thousands):

	Conversion		Less than		3-5	Over
	price	Total	1 year	1-3 years	years	5 years
Total contractual obligations		$52,840	$47,136	$4,845	$857	$2

May 2006 issuance	$25.51	(7,200)	(7,200)	—	—	—
July and October 2006 issuance	$25.51	(5,149)	(2,358)	(2,791)	—	—
Interest payments		(1,143)	(980)	(163)	—	—

Total contractual obligations assuming conversion on December 31, 2008		$39,348	$36,598	$1,891	$857	$2

As of February 6, 2009 the last reported sale price of the Company’s common stock was $8.21 per share
Bond Related to SP Systems Case
In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). In April 2007 the Company posted a supersedeas bond, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of December 31, 2008, the letter of credit is collateralized by $23.5 million of restricted cash.

Revolving Credit Facility
As of December 31, 2008, there was a $2.5 million draw down of credit by the Company under the revolving credit facility. No financial covenants currently apply to the credit facility from the U.S. bank.
In February 2009, the Company extended its existing line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of December 31, 2008 totaled $9.6 million.
Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $15.3 million) to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.7 billion and HUF 1.6 billion in grant funding during fiscal 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested.
The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve certain revenue and employment targets. Currently, although management can offer no assurance, it anticipates the Company will comply with the requirements of the grant agreement.
Financing Activity
In August 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first quarter of fiscal years 2009 and 2008.

	Three months ended December 31, 2008			Three months ended December 31, 2007
	Number			Number
	of shares	Price		of shares	Conversion
	converted	converted	Equity value	converted	price	Equity value
May 2006	—	$—	$—	62,719	$25.51	$1,599,962
July 2006	16,264	15.40	250,466	9,820	25.51	250,508
October 2006	—	—	—	39,200	25.51	999,992

	16,264		$250,466	111,739		$2,850,462

	As of December 31, 2008
	Number
	of shares	Conversion	Debt
	outstanding	price	outstanding
May 2006	282,242	$25.51	$7,200,000
July 2006	49,100	25.51	1,252,534
October 2006	152,762	25.51	3,896,947

	484,104		$12,349,481

The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continue for each of the nine quarters thereafter. Under certain circumstances, the Company may settle the principal and accrued unpaid interest in common stock. Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days’ notice. The May, July and October 2006 issuances also provide stipulation that the investor may require the Company to pay out the quarterly installment due in cash if the Company’s common stock Volume-Weighted Average Price (“VWAP”) average is below $12.50 on the due date.
During the first quarter of fiscal 2009, as the Company’s common stock VWAP average was below $12.50 on the date of conversion, the Company paid out the quarterly installment in cash for $1.8 million and $0.6 million related to the May 2006 and October 2006 issuances, respectively.

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
In September 2005, the Company entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company’s planned expansion, the financing arrangements provided for the funding to occur in six separate closings. These financings are collateralized by the Hungarian subsidiary’s carbon fiber assets existing before September 2005.
Amortization of Financing Fees and Debt Discount
The May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the market price of the Company’s common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company’s consolidated income statement. The Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. See the table below for impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2008 and 2007 (amounts in thousands).

	Three months ended December 31, 2008
		Conversion
	Warrants	Features	Total
May 2006 issuance	$601	$887	$1,488
July 2006 2005 issuance	69	85	154
October 2006 issuance	106	122	228

	$776	$1,094	$1,870

Deferred financing costs			95

Total			$1,965

	Three months ended December 31, 2007
		Conversion
	Warrants	Features	Total
May 2006 issuance	$416	$614	$1,030
July 2006 2005 issuance	73	90	163
October 2006 issuance	117	133	250

	$606	$837	$1,443

Deferred financing costs			111

Total			$1,554

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	December 31, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$965	$1,426	$2,391
July 2006 issuance	189	228	417
October 2006 issuance	264	304	568

	$1,418	$1,958	$3,376

Debt acquisition cost and financing fees			314

Total			$3,690

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	$2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	$5,245

Debt acquisition cost and financing fees			416

Total			$5,661

Earnings Per Share
In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at December 31, 2008 and 2007 which are not included in the determination of diluted loss per share for the three months ended December 31, 2008 and 2007 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.5 and 1.4 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on net income per share for the three months ended December 31, 2008 and 2007, respectively:

	Three months ended
	December 31,
	2008	2007
Numerators:
Net income	$535	$2,604

Denominators:
Average shares outstanding — basic	34,405	33,756
Impact of convertible debt, warrants and stock options	72	200

Average shares outstanding — diluted	34,477	33,956

Basic income per share	$0.02	$0.08

Diluted income per share	$0.02	$0.08

LEGAL
Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of December 31, 2008, the Company has established an accrual for legal liabilities of $23.3 million. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.
In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited (“SP Systems”) filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a Supply Agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and the jury rendered verdicts against our Zoltek Corporation subsidiary. In April 2007, the Court issued an Order setting the amount of a supersedeas bond at $23.5 million in order to stay the execution of the amended judgment pending our appeal. On October 8, 2008, the United States Court of Appeals affirmed the district court’s earlier denial of Zoltek’s motion for a new trial and motion for judgment as a matter of law. The Court of Appeals also denied Structural Polymer Group’s cross appeal of the district court’s reduction of the jury’s damages award. Zoltek filed a motion for rehearing by the full Eighth Circuit Court of Appeals. As of December 31, 2008, the Company had recorded an accrual for legal liabilities of $23.3 million with respect to this matter. On February 2, 2009, the district court granted Structural Polymer Group’s motion to collect $23,306,462 plus $3,160.74 daily interest since December 7, 2008 by payment on the bond, The Company expects that the ultimate resolution of the litigation will not have any additional material adverse effect on the Company’s future business, financial condition or liquidity.
Zoltek has filed a separate lawsuit alleging that SP Systems breached its supply agreement and committed fraud against Zoltek. Zoltek is claiming actual and punitive damages of in excess of $78 million in that suit, which it will continue to vigorously prosecute.
In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. In October 2008, the Company settled the case for $5.8 million and remitted the cash payment.
The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 9 of the Notes to the Condensed Consolidated Financial Statements.
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
The Company views as long-term its investment in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the Hungarian Forint. As a result, Zoltek Zrt. is exposed to foreign currency risks related to this investment. The functional currency of of Zoltek de Mexico has changed as of November 1, 2008, from the Mexican Peso to the U.S. dollar. Zoltek de Mexico is nearing completion of its capital expansion phase and has begun to manufacture and ship product to its U.S. parent company, Zoltek Corporation.

The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt or Zoltek de Mexico. Hungary and Mexico are not considered to be a highly inflationary or deflationary economy. As of December 31, 2008, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $119.4 million and a long-term loan with its Zoltek de Mexico subsidiary of $40.5 million. The Company does not expect the loan to be repaid in the near future. In fact the Company expects the loan to increase as the Company continues to finalize its initial investment in its installation of its precursor and carbon fiber operations at its Mexican facility. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the Hungarian Forint.
* * *
Special Note Regarding Forward-Looking Statements
The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company’s actual results could differ materially from those in the forward-looking statements. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (5) maintain profitable operations; (6) increase our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development in a range of industries; (9) manufacture low-cost carbon fibers and profitably market them despite increases in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and add carbon fiber production lines; (11) resolve the pending non-public, fact-finding investigation being conducted by the Securities and Exchange Commission; (12) successfully continue operations at our Hungarian facility if natural gas supply disruptions persist; (13) successfully prosecute patent litigation; and (14) manage the risks identified under “Risk Factors” below and in our filings with the SEC.
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
* * *

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

ZOLTEK COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 of the Notes to Consolidated Financial Statements for a summary of the Company’s current legal proceedings, which is incorporated herein by reference.
Item 5. Other Information
On February 6, 2009, the Company extended its existing line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories. The Company has also executed a letter agreement with its lender waiving compliance with any financial covenants contained in its credit agreement for the period January 8, 2008 through December 31, 2008 and removing specified financial covenants effective January 1, 2009. A copy of the new promissory note and letter agreement are filed as Exhibit 10.1 and Exhibit 10.2, respectively, hereto and incorporated by reference herein.
Item 6. Exhibits
See Exhibit Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)
Date: February 9, 2009	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Revolving Credit Note, dated as of January 1, 2009, by and among Zoltek Companies, Inc., Zoltek Corporation and Southwest Bank of St. Louis.

10.2	Letter Agreement, dated as of February 6, 2009, by and among Zoltek Companies, Inc. and Southwest Bank of St. Louis.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.