Form 10-Q
period 2009-03-31
ZOLTEK COMPANIES INC
filed 2009-05-11
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2009
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
Registrant’s telephone number, including area code: (314) 291-5110
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of May 8, 2009, 34,405,692 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share amounts)
(Unaudited)

	March 31,	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$16,476	$29,224
Restricted cash	—	23,500
Accounts receivable, less allowance for doubtful accounts of $1,299 and $1,754, respectively	31,470	42,690
Inventories, net	50,089	45,659
Other current assets	12,808	9,432

Total current assets	110,843	150,505
Property and equipment, net	236,572	288,894
Other assets	471	765

Total assets	$347,886	$440,164

Liabilities and Shareholders’ Equity
Current liabilities:
Legal liabilities	$—	$29,083
Credit lines	11,464	5,174
Current maturities of long-term debt	7,224	7,427
Trade accounts payable	9,478	15,093
Accrued expenses and other liabilities	7,377	9,278
Construction payables	2,664	8,450

Total current liabilities	38,207	74,505
Long-term debt, less current maturities	1,690	3,562
Hungarian grant, long-term	7,424	10,882
Deferred tax liabilities	10,847	4,521
Other long-term liabilities	17	28

Total liabilities	58,185	93,498

Commitments and contingencies (see Note 7)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,405,692 and 34,389,428 shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively	344	344
Additional paid-in capital	493,025	491,175
Accumulated other comprehensive (loss) income	(48,094)	11,730
Accumulated deficit	(155,574)	(156,583)

Total shareholders’ equity	289,701	346,666

Total liabilities and shareholders’ equity	$347,886	$440,164

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Net sales	$36,006	$49,581	$74,635	$89,653
Cost of sales	26,888	35,556	55,253	64,869

Gross profit	9,118	14,025	19,382	24,784
Application and development costs	1,726	2,062	3,448	3,958
Selling, general and administrative expenses	5,341	3,653	10,408	7,725

Operating income	2,051	8,310	5,526	13,101
Other income (expense):
Interest income	105	847	324	2,039
Gain on foreign currency transactions	1,073	119	1,251	70
Other, net	(206)	(344)	(460)	(437)
Interest expense, excluding amortization of financing fees and debt discount	(377)	(374)	(945)	(1,051)
Amortization of financing fees and debt discount	(1,593)	(1,843)	(3,557)	(3,398)

Income from operations before income taxes	1,053	6,715	2,139	10,324
Income tax expense	580	2,404	1,130	3,409

Net income	$473	$4,311	$1,009	$6,915

Basic and diluted income per share	$0.01	$0.13	$0.03	$0.20

Weighted average common shares outstanding — basic	34,405,692	33,942,747	34,405,156	33,848,966
Weighted average common shares outstanding — diluted	34,482,098	34,041,851	34,486,450	34,007,284
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total		Additional	Accumulated Other
	Shareholders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	(Loss) Income	Deficit

Balance, September 30, 2008	$346,666	$344	$491,175	$11,730	$(156,583)
Convertible debt converted	251	—	251	—	—
Stock option compensation expense	1,599	—	1,599	—	—
Net income	1,009	—	—	—	1,009
Foreign currency translation adjustment	(59,824)	—	—	(59,824)	—

Balance, March 31, 2009	$289,701	$344	$493,025	$(48,094)	$(155,574)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Net income	$473	$4,311	$1,009	$6,915
Foreign currency translation adjustment	(32,364)	11,200	(59,824)	13,275

Comprehensive (loss) income	$(31,891)	$15,511	$(58,815)	$20,190

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,009	$6,915
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	8,026	7,162
Amortization of financing fees and debt discount	3,557	3,398
Deferred taxes	590	1,306
Foreign currency transaction (gains) losses	(882)	205
Stock option compensation expense	1,599	1,124
Loss on disposal of fixed assets	321	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,195	(2,866)
Increase in inventories	(10,489)	(13,034)
Decrease (increase) in other current assets and other assets	126	(2,054)
Decrease in trade accounts payable	(2,228)	(535)
Increase in accrued expenses and other liabilities	2,581	1,719
Decrease in legal liabilities	(5,399)	—

Net cash provided by operating activities	2,006	3,340

Cash flows from investing activities:
Purchases of property and equipment	(13,054)	(59,705)
(Decrease) increase in construction payables	(3,890)	3,762
Proceeds received from Hungarian grant	—	3,253
Change in cash restricted for letters of credit	—	(9,685)

Net cash used in investing activities	(16,944)	(62,375)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	943
Repayment of convertible debt	(5,150)	—
Borrowings (repayment) of notes payable and long-term debt	7,195	(8,080)

Net cash (used for) provided by financing activities	2,045	(7,137)

Effect of exchange rate changes on cash and cash equivalents	145	267

Net decrease in cash and cash equivalents	(12,748)	(65,905)
Cash and cash equivalents at beginning of period	29,224	121,761

Cash and cash equivalents at end of period	$16,476	$55,856

Supplemental disclosures of cash flow information:
Non-cash conversion of convertible debentures	251	5,670
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, and Engineering Technology Corporation (“Entec Composite Machines”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV were organized in October 2007 and are Mexican subsidiaries that manufacture carbon fibers and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States.
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
Adoption of New Accounting Standards
See Note 10 of the Notes to Condensed Consolidated Financial Statements.
2. INVENTORIES
Inventories consist of the following (amounts in thousands):

	March 31,	September 30,
	2009	2008
Raw materials	$10,192	$10,749
Work-in-process	9,423	14,962
Finished goods	29,627	18,844
Supplies and other	847	1,104

	$50,089	$45,659

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.4 million and $0.5 million as of March 31, 2009 and September 30, 2008, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to slow-moving inventories produced in prior years.

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
Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following table presents financial information on the Company’s operating segments as of March 31, 2009 and September 30, 2008 and for the three and six months ended March 31, 2009 and 2008 (amounts in thousands):

	Three months ended March 31, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$28,914	$6,490	$602	$36,006
Cost of sales	21,350	5,180	358	26,888
Gross profit	7,564	1,310	244	9,118
Operating income (loss)	4,730	603	(3,282)	2,051
Depreciation	3,293	390	270	3,953
Capital expenditures	4,538	101	81	4,720

	Three months ended March 31, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$41,857	$6,564	$1,160	$49,581
Cost of sales	29,481	5,084	991	35,556
Gross profit	12,376	1,480	169	14,025
Operating income (loss)	10,335	859	(2,884)	8,310
Depreciation	2,935	467	400	3,802
Capital expenditures	9,577	307	2,341	12,225

	Six months ended March 31, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$61,630	$11,755	$1,250	$74,635
Cost of sales	45,080	9,183	990	55,253
Gross profit	16,550	2,572	260	19,382
Operating income (loss)	11,236	1,134	(6,844)	5,526
Depreciation	6,664	809	553	8,026
Capital expenditures	12,363	537	154	13,054

	Six months ended March 31, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$75,976	$11,597	$2,080	$89,653
Cost of sales	54,439	8,797	1,633	64,869
Gross profit	21,537	2,800	447	24,784
Operating income (loss)	18,151	942	(5,992)	13,101
Depreciation	5,528	1,009	625	7,162
Capital expenditures	21,639	623	2,443	24,705

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
March 31, 2009	$280,667	$28,070	$39,149	$347,886
September 30, 2008	344,974	32,705	62,485	440,164

4. FINANCING
Revolving Credit Facility
In February 2009, the Company extended its existing U.S. line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an eligible borrowing base, which as of March 31, 2009 exceeded $10.0 million. Total borrowings under the facility were $8.0 million as of March 31, 2009.
The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, the term of which expires December 2009. Total borrowings under this credit facility were $3.5 million at March 31, 2009, with $0.9 remaining availability. The credit facility is a term loan with quarterly interest payments.
Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $12.3 million as of March 31, 2009) to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.7 billion and HUF 1.6 billion in grant funding during fiscal 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve certain revenue and employment targets during a five-year measurement period contracted to begin October 2010. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first six months of fiscal years 2009 and 2008. There were no conversions of convertible debt during the second quarter of fiscal 2009.

	Three months ended December 31, 2008
	Number
	of shares	Conversion
	converted	price	Equity value
May 2006	—	$—	$—
July 2006	16,264	15.40	250,466
October 2006	—	—	—

	16,264		$250,466

	Three months ended March 31, 2008			Three months ended December 31, 2007
	Number			Number
	of shares	Conversion		of shares	Conversion
	converted	price	Equity value	converted	price	Equity value
May 2006	75,338	$25.51	$1,921,872	54,879	$25.51	$1,399,963
July 2006	9,820	25.51	250,508	9,820	25.51	250,508
October 2006	26,133	25.51	666,653	47,040	25.51	1,199,990

	111,291		$2,839,033	111,739		$2,850,461

	As of March 31, 2009
	Number
	of shares	Conversion	Debt
	outstanding	price	outstanding
May 2006	211,682	$25.51	$5,400,002
July 2006	39,280	25.51	1,002,027
October 2006	127,302	25.51	3,247,462

	378,264		$9,649,491

During the second quarter of fiscal 2009, as the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock was below $12.50 on the due date of principal payments, accordingly, the Company paid out the quarterly installments of principal amortization in cash for $1.8 million, $0.3 million, and $0.6 million related to the May 2006, July 2006, and October 2006 issuances, respectively.
The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continue for each of the nine quarters thereafter. Under certain circumstances, the Company may settle the principal and accrued unpaid interest in common stock. Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days’ notice. The May, July and October 2006 issuances also provide stipulation that the investor may require the Company to pay out the quarterly installment due in cash if the Company’s common stock VWAP average is below $12.50 on the due date.
Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006 (1)	July 2006 (1)	October 2006 (1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	Libor plus 4%	Libor plus 4%	Libor plus 4%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406 shares	34,370 shares	102,835 shares
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share of conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances had a beneficial conversion feature.
In September 2005, the Company entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company’s planned expansion, the financing arrangements provided for the funding to occur in six separate closings. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary pre-existing the date of the financing agreement.

Amortization of Financing Fees and Debt Discount
The May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the market price of the Company’s common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company’s consolidated income statement. The Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and six months ended March 31, 2009 and 2008 (amounts in thousands).

	Three months ended March 31, 2009			Six months ended March 31, 2009
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$450	$664	$1,114	$1,051	$1,551	$2,602
July 2006 issuance	89	108	197	158	193	351
October 2006 issuance	87	100	187	193	222	415

	$626	$872	1,498	$1,402	$1,966	3,368

Deferred financing costs			95			190

Total			$1,593			$3,558

	Three months ended March 31, 2008			Six months ended March 31, 2008
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$550	$812	$1,362	$964	$1,422	$2,386
July 2006 issuance	59	71	130	120	146	266
October 2006 issuance	82	95	177	213	246	459

	$691	$978	1,669	$1,297	$1,814	3,111

Deferred financing costs			174			287

Total			$1,843			$3,398

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	March 31, 2009
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$516	$761	$1,277
July 2006 issuance	99	120	219
October 2006 issuance	177	204	381

	$792	$1,085	1,877

Debt acquisition cost and financing fees			219

Total			$2,096

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	$2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	5,245

Debt acquisition cost and financing fees			416

Total			$5,661

Earnings Per Share
In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at March 31, 2009 and 2008 which are not included in the determination of diluted earnings per share because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.5 million and 1.4 million shares, respectively, would have been included in the Company’s diluted earnings per share calculation for the three and six months ended March 31, 2009 and 2008.

The following is the diluted impact of the convertible debt and warrants on net income per share for the three and six months ended March 31, 2009 and 2008, respectively:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerators:
Net income	$473	$4,311	$1,009	$6,915

Denominators:
Average shares outstanding — basic	34,406	33,943	34,405	33,849
Impact of convertible debt, warrants and stock options	76	99	81	158

Average shares outstanding — diluted	34,482	34,042	34,486	34,007

Basic income per share	$0.01	$0.13	$0.03	$0.20

Diluted income per share	$0.01	$0.13	$0.03	$0.20

Bond Related to SP Systems Case
In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). In connection with its appeal of the judgment, in April 2007 the Company posted a supersedeas bond, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. On February 9, 2009, the Company paid the judgment using $23.5 million of restricted cash, which terminated the letter of credit.
5. DEBT
Credit Facilities
U.S. Operations — As of March 31, 2009, $8.0 million was outstanding under the revolving credit facility, the term of which expires January 1, 2010. No financial covenants currently apply to the credit facility from the Hungarian bank. Total borrowings under the facility were $8.0 million as of March 31, 2009.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, the term of which expires December 2009. Total borrowings under this credit facility were $3.5 million at March 31, 2009, with $0.9 remaining availability. The credit facility is a term loan with quarterly interest payments. No financial covenants currently apply to the credit facility from the Hungarian bank.
Long-term debt consists of the following (amounts in thousands):

	March 31,	September 30,
	2009	2008
Note payable with interest currently at 4.39% (variable with Libor, payable in monthly installments of interest to maturity in January 2011)	$1,142	$1,184

Line of credit U.S. facility (current interest rate of 3.25% — variable with Libor)	7,971	—

Facility with Hungarian bank (interest rate of 3.5% to 12.1%, depending on currency)	3,493	5,175

Convertible debentures final payment due November 2009 (interest rate of 7.3% — variable with Libor)	5,400	9,000

Convertible debentures final payment due January 2010 (interest rate of 5.8% — variable with Libor)	1,002	1,500

Convertible debentures final payment due April 2010 (interest rate of 5.8% — variable with Libor)	3,247	4,549

Total long-term debt including current maturities	22,255	21,408

Less: Debt discount associated with conversion feature and warrants	(1,877)	(5,245)
Less: Amounts payable within one year, net of discount of $1,776 and $3,729	(18,688)	(12,601)

Total long-term debt, less current maturities	$1,690	$3,562

The aggregate annual maturities of long-term debt at March 31, 2009 are set forth below (amounts in thousands):

Annual
March 31,	Maturities
2009	$20,464
2010	1,791

Total	$22,255

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
Stock option awards. Outstanding employee stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 and 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. Annually options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All options granted to directors vest immediately at time at grant. These options expire from 2009 through 2018. Director options granted before 2008 expire 10 years from date of grant. Director options granted in 2008 or thereafter have a 5-year term.
Presented below is a summary of stock option plans activity for the six months ended March 31, 2009:

		Wtd. Avg.
	Options	Exercise Price

Balance, September 30, 2008	415,587	$25.52
Granted	37,500	5.47
Exercised	—	—
Forfeited or expired	(7,500)	8.50

Balance, March 31, 2009	445,587	$23.88

Exercisable, March 31, 2009	267,254	$21.51

The following table summarizes information for options currently outstanding and exercisable at March 31, 2009:

Options Outstanding			Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33-5.67	39,500	5 years	$5.30	39,500	$5.30
6.25-9.25	27,587	7 years	8.60	27,587	8.60
9.60-24.12	113,500	7 years	18.29	60,167	14.88
26.22-29.70	175,000	8 years	29.20	50,000	27.96
30.00-39.00	90,000	6 years	33.43	90,000	33.43

1.33-39.00	445,587	7 years	23.88	267,254	21.51

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected life of option	4 years	4 & 4.5 years	3 & 7.5 years
Risk-free interest rate	0.6%	1.8%	4.9%
Volatility of stock	78.6%	66%	68%
As of March 31, 2009, the Company had $2.1 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2009, 2010 and 2011.

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. No restricted shares were granted during the fiscal year 2009. The balance of restricted stock shares outstanding was 67,500 as of March 31, 2009 with 7,917 shares vested, which were settled by payment of cash.
As of March 31, 2009, the remaining unamortized compensation cost related to restricted stock awards was $0.9 million which is expected to be recognized over the remaining vesting period of two to three years.
The Company recorded into selling and general administrative expense for its corporate/other segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123 (R), which was $0.7 million and $1.6 million for the three and six months ended March 31, 2009 and $0.6 and $1.1 million for the three and six months ended March 31, 2008, respectively. There were no recognized tax benefits during the fiscal years 2009 or 2008, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset.
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
In April 2007, the Company reported the results of litigation related to an action filed against our Zoltek Corporation subsidiary by SP Systems. On February 9, 2009, the Company resolved the litigation by paying a judgment using $23.5 million of restricted cash. Zoltek has filed a separate lawsuit alleging that SP Systems breached its supply agreement and committed fraud against Zoltek. Zoltek is claiming actual and punitive damages of in excess of $78 million in that suit, which it will continue to vigorously prosecute.
In September 2004, the Company was named a defendant in a civil action filed by an investment banker. In October 2008, the Company settled the case for $5.8 million and remitted the cash payment.
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
In the three months ended March 31, 2009 and 2008, we reported aggregate sales of $21.0 million to our largest two customers. In the six months ended March 31, 2009 and 2008, we reported aggregate sales of $42.4 million and $40.6 million, respectively, to our largest two customers and related open accounts receivable balances of $19.4 million and $18.3 million, respectively. These were the only customers that represented greater than 10% of consolidated net sales.
ENVIRONMENTAL
The Company’s operations generate various hazardous wastes, including gaseous, liquid and solid materials. Zoltek believes that all of its facilities are in substantial compliance with applicable environmental and safety regulations applicable to their respective operations. Zoltek expects that compliance with current environmental regulations will not have a material adverse effect on its business, results of operations or financial condition. There can be no assurance that compliance with future national or local environmental laws, regulations and enforcement policies will not have a material adverse effect on the business, results of operations or financial condition of the Company.

SOURCES OF SUPPLY
As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.
8. INCOME TAXES
During the first six months of fiscal 2009, the HUF weakened against the USD by 39%. As of March 31, 2009, the Company has a long-term loan to its Zoltek Zrt. subsidiary of $108.0 million, denominated in US dollars, which has incurred an unrealized loss during fiscal 2009 of $32.5 million due to the weakening of the HUF for the six months ended March 31, 2009. We intend to deduct the unrealized currency losses on the 2009 Hungarian tax returns. This deduction further increases our tax net operating loss, but has no impact on our income tax expense during fiscal 2009.
As March 31, 2009, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.
9. FOREIGN CURRENCY TRANSLATION
Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the U.S. dollar.
The HUF weakened by 39% against the US dollar during the first six months of fiscal 2009. The Mexican Peso weakened by 19% against the US dollar during the first month of fiscal 2009 before the functional currency of Zoltek de Mexico was changed to the U.S. dollar. These currency fluctuations caused decreases in our accumulated other comprehensive (loss) income of $30.9 million and $58.3 million for the three and six months ended March 31, 2009, respectively.
10. NEW ACCOUNTING PRONOUNCEMENTS
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
In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” was issued. FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods. The Company will adopt FSP No. APB 14-1 effective October 1, 2009. The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements.
In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation Number (FIN) No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46R-8). This statement increases the disclosure requirements regarding continuing involvement with financial assets that have been transferred, as well as the company’s involvement with variable interest entities. The Company will adopt FSP SFAS 140-4 and FIN 46R-8 effective October 1, 2009. Management has concluded that the adoption of FSP SFAS 140-4 and FIN 46R-8 will not have a material impact on the financial statements.

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
The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber, such as wind turbines; (2) increases in our manufacturing capacity; and (3) selling prices. We expect that new applications, including those we are attempting to facilitate, will continue to positively affect long-term demand for our products.
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
The divergence in the aerospace and commercial applications led in fiscal 2006 and 2007 to strains on our ability to meet all the demand from our wind energy customers and we were unable to take on new customers. In view of the supply shortages, we embarked on an expedited capacity expansion which now has been largely completed. As a result we currently have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. Nonetheless, when we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. This has caused our recent results to be uneven. We are aggressively marketing to obtain new business in existing applications and new customers in new applications. New applications tend to require relatively long sales cycles due to the new product development, manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. We expect our market development efforts will be successful over the long run.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008
The Company’s sales decreased 27.4%, or $13.6 million, to $36.0 million in the second quarter of fiscal 2009 from $49.6 million in the second quarter of fiscal 2008. Carbon fiber sales decreased 30.9%, or $13.0 million, to $28.9 million in the second quarter of fiscal 2009 from $41.9 million in the second quarter of fiscal 2008. Many of our customers are being impacted by the global economic downturn. Management believes that these customers’ reaction of reducing inventories and slowing orders is temporary and that Zoltek is best positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic conditions improve. Sales also were adversely impacted by volume, pricing, product mix and foreign currency fluctuation, as the majority of our European sales are denominated in Euros which weakened significantly versus the U.S. dollar in the recently completed quarter. Technical fiber sales decreased $0.1 million and other revenues decreased $0.6 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, primarily due to the Euro and HUF weakening against the U.S. dollar.

The Company’s cost of sales decreased by 24.4%, or $8.7 million, to $26.9 million in the second quarter of fiscal 2009 from $35.6 million in the second quarter of fiscal 2008. Carbon fiber cost of sales decreased by 27.6%, or $8.1 million, to $21.4 million for the second quarter of fiscal 2009 from $29.5 million for the second quarter of fiscal 2008. The decrease in carbon fiber cost of sales reflected decreased sales of 30.9% discussed above and costs associated with the start-up of the Mexico facility. Technical fiber cost of sales increased $0.1 million and other cost of sales decreased $0.6 million due to decreased sales discussed above.
The Company’s gross profit decreased by 35.0%, or $4.9 million, to $9.1 million in the second quarter of fiscal 2009 from $14.0 million in the second quarter of fiscal 2008. Carbon fiber gross profit percentage decreased to 26.2% for the second quarter of fiscal 2009 compared to 29.6% for the second quarter of fiscal 2008. Carbon fiber gross profit decreased from $12.4 million to $7.6 million during these same respective periods. The decrease in carbon fiber gross profit and gross profit percentage resulted in part due from costs associated with the start-up of the Mexico facility. Technical fiber gross profit decreased from $1.5 million, or 22.5% of sales, in the second quarter of fiscal 2008 to $1.3 million, or 20.2% of sales, during the corresponding period of fiscal 2009. The decrease in technical fiber gross profit and gross profit percentage resulted from decreased shipments to the primary aircraft brake customers. The gross profit of the other products remained flat for the second quarter ended fiscal 2009 to $0.2 million compared to the second quarter ended fiscal 2008 of $0.2 million.
Application and market development costs were $1.7 million in the second quarter of fiscal 2009 and $2.1 million in the second quarter of fiscal 2008. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. These costs include expenses associated with application development of the towpreg product at the Company’s prepreg facility in Utah.
Selling, general and administrative expenses were $5.3 million in the second quarter of fiscal 2009 compared to $3.7 million reported for the second quarter of fiscal 2008. Bad debt expense increased by $0.3 million in the second quarter of fiscal 2009 as compared to the second quarter of 2008 as the Company increased its reserves related to potentially uncollectible receivables. Legal expense increased $0.5 million in the second quarter of fiscal 2009 as compared to the second quarter of 2008 as the Company accrued additional interest related to the SP bond and paid final litigation costs related to resolving the case. Mexico’s administrative costs for the second quarter of fiscal 2009 were $0.3 million compared to nearly zero for the comparable period for fiscal 2008, as the plant was still in its construction phase and most administrative costs were capitalized. The Company recorded $0.7 million for the cost of employee services received in exchange for equity instruments under SFAS 123(R) during the second quarter of fiscal 2009, an increase of $0.1 million above second quarter fiscal 2008 expense.
Operating income in the second quarter of fiscal 2009 was $2.1 million, a decrease of $6.2 million from the operating income of $8.3 million reported during the second quarter of fiscal 2008. This decline resulted primarily from a decrease in gross profit of $4.9 million. Carbon fiber operating income declined from $10.3 million in the second quarter of fiscal 2008 to $4.7 million in the second quarter of fiscal 2009. The decrease resulted from the 30.9% decrease in sales discussed above and the costs incurred during the start-up of our Mexico facility. Operating income from technical fibers decreased from $0.9 million in the second quarter of fiscal 2008 to $0.6 million in the second quarter of fiscal 2009 due to decreased shipments to aircraft brake customers and the inability of the business to absorb certain fixed costs due to decreased production. Corporate/other operating loss increased from a loss of $2.9 million in the second quarter of fiscal 2008 to a loss of $3.3 million in the second quarter of fiscal 2009. Selling, general and administrative expenses also increased and are described above.
Interest income was $0.1 million in the second quarter of fiscal 2009 compared to $0.8 million in the second quarter of fiscal 2008. The decrease was a result of a lower cash balance on hand.
Other expense, net was $0.2 million for the second quarter of fiscal 2009 compared to a loss of $0.3 million for the second quarter of fiscal 2008. Other expense, net for the second quarter of fiscal 2009 consists primarily of loss on the disposal of fixed assets.
Gain on foreign currency translations improved to a $1.1 million gain for the second quarter of fiscal 2009, compared to a $0.1 million gain for the second quarter of fiscal 2008. During the quarter, both the Euro and the U.S. dollar gained in value against the HUF. As most of the Company’s accounts receivable are denominated in Euros, the strengthening in value resulted in a gain recognized for our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Interest expense was approximately $0.4 million in the second quarter of fiscal 2009 compared to $0.4 million in the second quarter of fiscal 2008. During the second quarter of fiscal 2008, $0.1 million of interest expense was capitalized as part of project cost. Interest on convertible debt declined due to principal amortization during fiscal 2008 and 2009.
Amortization of financing fees and debt discounts, which are non-cash expenses, was $1.6 million for the second quarter of fiscal 2009 compared to $1.8 million for the second quarter of fiscal 2008. The Company is no longer capitalizing costs as the current capital expansion projects are funded by equity funds, not debt. Amortization resulted from the expensing of the beneficial conversion feature related to a partial conversion of the May, July and October 2006 convertible debt issuances (see “— Liquidity and Capital Resources”).
Income tax expense was $0.6 million for the second quarter of fiscal 2009 compared to an expense of $2.4 million for the corresponding period in the prior year. During the second quarter of fiscal 2009, the Company amortized the deferred tax asset by $0.1 million, reducing the existing tax net operating loss carryforward. The Company incurred $0.4 million expense during the second quarter related to the local Hungarian municipality tax. The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
During the second quarter of fiscal 2008, the Company amortized the deferred tax asset by $1.2 million, reducing the existing tax net operating loss carryforward. Income tax expense of $0.5 million was recorded for the second quarter of fiscal 2008 as we accrued for a special Hungarian tax of 4% on pre-tax net income. The Company also incurred $0.5 million expense during the second quarter related to the local Hungarian municipality tax. The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
The foregoing resulted in net income of $0.5 million for the second quarter of fiscal 2009 compared to $4.3 million for the second quarter of fiscal 2008. The Company reported net income per share of $0.01 and $0.13 on a basic and diluted basis for the second quarter of fiscal 2009 and 2008, respectively.
SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO SIX MONTHS ENDED MARCH 31, 2008
The Company’s sales decreased 16.8%, or $15.1 million, to $74.6 million for the first six months of fiscal 2009 from $89.7 million for the first six months of fiscal 2008. Carbon fiber sales decreased 18.9%, or $14.4 million, to $61.6 million during the first six months of fiscal 2009 from $76.0 million during the first six months of fiscal 2008. Many of our customers are being impacted by the global economic downturn. Management believes that these customers’ reaction of reducing inventories and slowing orders is temporary and that Zoltek is best positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic recovery conditions improve. Reported sales were also adversely impacted by volume, pricing, product mix and foreign currency fluctuations, as the majority of our European sales are denominated in Euros, which weakened significantly versus the U.S. dollar during the first six months of fiscal 2009. Technical fiber sales increased 1.4%, or $0.2 million and sales of other products and services decreased $0.8 million during the six months ended March 31, 2009, primarily due to the weakening of the Euro and HUF against the U.S. dollar.
The Company’s cost of sales decreased by 14.8%, or $9.6 million, to $55.3 million during the first six months of fiscal 2009 from $64.9 million during the first six months of fiscal 2008. Carbon fiber cost of sales decreased by 17.2%, or $9.3 million, to $45.1 million during the first six months of fiscal 2009 from $54.4 million for the first six months of fiscal 2008. The decreases in carbon fiber cost of sales resulted from the decreased sales of 18.9% discussed above, offset by costs associated with the start-up of our Mexico facility. Technical fiber cost of sales increased $0.4 million, or 4.4%, to $9.2 million for the first six months of fiscal 2009 from $8.8 million for the first six months of fiscal 2008. The increases in technical fiber cost of sales resulted from the increased sales of 1.4% discussed above, as well as the inability of the business to absorb certain fixed costs due to decreased production of technical fiber products. The cost of sales of other products decreased for the first six months of fiscal 2009 to $1.0 million compared to the first six months of fiscal 2008 of $1.6 million.
The Company’s gross profit decreased by 21.8%, or $5.4 million, to $19.4 million during the first six months of fiscal 2009 from $24.8 million during the first six months of fiscal 2008. Carbon fiber gross profit percentage decreased to 26.9% for the first six months of fiscal 2009 compared to 28.3% for the first six months of fiscal 2008. Carbon fiber gross profit decreased from $21.5 million to $16.6 million during these same respective periods. The decrease in carbon fiber gross profit and gross profit percentage were adversely affected by the costs associated with the start-up of our Mexico facility. Technical fiber gross profit decreased from $2.8 million, or 24.1% of sales, for the first six months of fiscal 2008 to $2.6 million, or 21.9% of sales, during the corresponding period of fiscal 2009. The decrease in technical fiber gross profit and gross profit percentage resulted from the inability of the business to absorb certain fixed costs due to decreased production of technical fiber products. The gross profit of the other products decreased for the first six months of fiscal 2009 to $0.3 million compared to $0.5 million for the first six months of fiscal 2008.

Application and market development costs were $3.4 million in the first six months of fiscal 2009 and $4.0 million in the first six months of fiscal 2008. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
Selling, general and administrative increased by $2.7 million, to $10.4 million in the first six months of fiscal 2009 from $7.7 million in the first six months of fiscal 2008. The Company recorded $1.6 million for the cost of employee services received in exchange for equity instruments under SFAS 123-(R) during the first six months of fiscal 2009 and $1.1 million in the first six months of fiscal 2008. Bad debt expense increased by $0.3 million as the Company increased its reserves related to potentially uncollectible receivables. Legal expenses increased $0.7 million as the Company accrued additional interest related to the SP bond and paid final amounts to resolve the case. Administrative costs for the Mexico operations for the six months ended March 31, 2009 were $0.6 million compared to de minimis for the comparable period for fiscal 2008, as the plant was still in its construction phase and most administrative costs were capitalized.
Operating income was $5.5 million for the first six months of fiscal 2009 compared to income of $13.1 million in the first six months of fiscal 2008. Carbon fiber operations reported operating income of $11.2 million for the first six months of fiscal 2009 compared to income of $18.2 million in the first six months of fiscal 2008. The decrease was due to decreased sales of 18.9% discussed above and the costs incurred during the start up of our Mexico facility. Operating income in technical fibers increased $0.1 million, from $1.0 million for the first six months of fiscal 2008 to $1.1 million for the first six months of fiscal 2009, as sales increased $0.2 million due to increased orders from the European aircraft brake customers. Corporate/other reported an operating loss of $6.8 million for the six months ended March 31, 2009 compared to a loss of $6.0 million for the six months ended March 31, 2008.
Interest expense, net of interest income, was $0.6 million for the six months ended March 31, 2009, compared to $1.0 million in the corresponding period of fiscal 2008. During the first six months of fiscal 2008, $0.6 million of interest expense was capitalized as part of project cost. The Company’s cost of interest on the related convertible debt declined as principal amortization and conversion to common stock occurred during fiscal 2008 and 2009.
Amortization of financing fees, which are non-cash expenses, was approximately $3.6 million during the six months ended March 31, 2009 compared to $3.4 million during the same period for fiscal 2008. (See “Liquidity and Capital Resources”).
Other expense, net, was an expense of $0.5 million for the first six months of fiscal 2009 compared to an expense of $0.4 million for the first six months of fiscal 2008. Other expense, net for the first six months of fiscal 2009 consists primarily of loss on the disposal of fixed assets.
Gain/loss on foreign currency translations improved to a $1.3 million gain for the first six months of fiscal 2009, compared to a $0.1 million gain for the same period of fiscal 2008. Both the Euro and the U.S. dollar gained in value against the HUF. As most of the Company’s accounts receivable are denominated in Euros, the strengthening in value resulted in a gain recognized for our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.
Income tax expense was $1.1 million for the first six months of fiscal 2009 compared to an expense of $3.4 million for the corresponding period in the prior year. During the first six months of fiscal 2009, the Company amortized the deferred tax asset by $0.5 million, reducing the existing net operating loss carryforward. The Company incurred $0.6 million expense during the second quarter related to the local Hungarian municipality tax. The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
During fiscal 2008, the Company amortized the deferred tax asset by $1.3 million, reducing the existing net operating loss carryforward. An additional income tax expense of $1.2 million was recorded for fiscal 2008 as the Company accrued for a special Hungarian tax of 4% on pre-tax net income. The Company also incurred $0.8 million expense during the second quarter related to the local Hungarian municipality tax. The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
The foregoing resulted in net income of $1.0 million for the six months ended March 31, 2009 compared to $6.9 million for the first six months of fiscal 2008. Similarly, the Company reported net income per share of $0.03 on a basic and diluted basis for the six months ended March 31, 2009 and $0.20 on a basic and diluted basis for the six months ended March 31, 2008.
Liquidity and Capital Resources
The Company believes its cash currently on hand, cash flow from operations, and available credit facilities should be sufficient to fund its identified liquidity needs during the remainder of fiscal 2009.
In August 2007, the Company completed a public offering of 3,615,000 shares of common stock at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity. Property and equipment, net, decreased from $288.9 million at September 30, 2008 to $236.6 million at March 31, 2009, due primarily to the 39% decline in value of the HUF, which is the functional currency of our Hungarian operations.

Cash Used In Operating Activities
Operating activities provided $2.0 million of cash for six months ended March 31, 2009. Cash flows were negatively affected during fiscal 2009 by the payment $5.8 million to resolve litigation involving an investment banker (see Note 7 of the Notes to Condensed Consolidated Financial Statements). In February 2009, the Company used $23.5 million of restricted cash to resolve litigation involving SP Systems. Restricted cash has been shown as a use of cash in investing activity during fiscal 2008, 2007 and 2006, so its usage in 2009 had no impact on unrestricted cash balances. Increased inventory levels used $10.5 million of cash in the current year-to-date period. Cash flows were positively affected by operating income before depreciation of $13.6 million.
Operating activities provided $3.3 million of cash for six months ended March 31, 2008. Cash flows were positively affected by operating income before depreciation of $20.3 million. Inventory levels increased $13.0 million during the first six months of fiscal 2008 as the Company grew the inventory levels in anticipation of growing revenue for the upcoming years.
Cash Used In Investing Activities
Net cash used in investing activities for the six months ended March 31, 2009 was $16.9 million, which consisted of capital expenditures to expand production lines of the Company’s precursor facilities and carbon fiber operations to meet the anticipated long-term demand for carbon fiber products.
Net cash used in investing activities for the fiscal year ended March 31, 2008 was $62.4 million which consisted $59.7 million of capital expenditures primarily at the Company’s precursor and carbon fiber facilities, a $3.8 million increase in construction payables and a $9.7 decrease in restricted cash. This was offset by $3.3 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 4 of the Notes to Condensed Consolidated Financial Statements).
Cash Provided (Used) By Financing Activities
Net cash provided by financing activities was $2.0 million in fiscal 2009 as the Company increased its borrowings on our lines of credit by $7.2 million and repaid convertible debt of $5.2 million.
Net cash used by financing activities was $7.1 million in fiscal 2008, as the Company repaid debt of $8.1 million, while the exercise of stock options and warrants provided $0.9 million.

Future Contractual Obligations
In the table below, we set forth our enforceable and legally binding obligations as of March 31, 2009. Some of the amounts included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s debt agreements.

		Payments Due by Period
		Less than		3-5	Over
	Total	1 year	1-3 years	years	5 years
Convertible debentures (a)	$9,649	$9,000	$649	$—	$—
Other long-term debt, including current maturities (a)	1,142	—	1,142	—	—

Total long-term debt obligations	10,791	9,000	1,791	—	—
Operating lease obligations (b)	2,200	677	990	532	1
Capital leases obligations	532	355	177	—	—

Total debt and leases	13,523	10,032	2,958	532	1
Contractual interest payments (c)	636	633	3	—	—
Purchase obligations (d)	3,231	3,231	—	—	—

Total contractual obligations	$17,390	$13,896	$2,961	$532	$1

(a)	Convertible debentures and long-term debt are presented on the balance sheet net of debt discount of $1.9 million.

(b)	Includes four-year contract for nitrogen gas facility and equipment at approximately $470,000 per year.

(c)	Amounts represent the expected cash payment of interest on our debt.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
The future contractual obligations and debt could be reduced by up to $10.3 million in exchange for up to 0.4 million shares of common stock. The following table sets forth our contractual obligations on a pro forma basis assuming all the convertible debt was converted as of March 31, 2009 (amounts in thousands):

	Conversion		Less than		3-5	Over
	price	Total	1 year	1-3 years	years	5 years
Total contractual obligations		$17,390	$13,896	$2,961	$532	$1

May 2006 issuance	$25.51	(5,400)	(5,400)	—	—	—
July and October 2006 issuance	$25.51	(4,249)	(3,600)	(649)	—	—
Interest payments		(636)	(633)	(3)	—	—

Total contractual obligations assuming conversion on March 31, 2009		$7,105	$4,263	$2,309	$532	$1

As of May 6, 2009 the last reported sale price of the Company’s common stock was $8.57 per share.
Revolving Credit Facility
In February 2009, the Company extended its existing U.S. line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an eligible borrowing base, which as of March 31, 2009 exceeded $10.0 million. Total borrowings under the facility were $8.0 million as of March 31, 2009.

The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, the term of which expires December 2009. Total borrowings under this credit facility were $3.5 million at March 31, 2009, with $0.9 remaining availability. The credit facility is a term loan with quarterly interest payments.
Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $12.3 million as of March 31, 2009) to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.7 billion and HUF 1.6 billion in grant funding during fiscal 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve certain revenue and employment targets during a five-year measurement period contracted to begin October 2010. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first six months of fiscal years 2009 and 2008. There were no conversions of convertible debt during the second quarter of fiscal 2009.

	Three months ended December 31, 2008
	Number
	of shares	Conversion
	converted	price	Equity value
May 2006	—	$—	$—
July 2006	16,264	15.40	250,466
October 2006	—	—	—

	16,264		$250,466

	Three months ended March 31, 2008			Three months ended December 31, 2007
	Number			Number
	of shares	Conversion		of shares	Conversion
	converted	price	Equity value	converted	price	Equity value
May 2006	75,338	$25.51	$1,921,872	54,879	$25.51	$1,399,963
July 2006	9,820	25.51	250,508	9,820	25.51	250,508
October 2006	26,133	25.51	666,653	47,040	25.51	1,199,990

	111,291		$2,839,033	111,739		$2,850,461

	As of March 31, 2009
	Number
	of shares	Conversion	Debt
	outstanding	price	outstanding
May 2006	211,682	$25.51	$5,400,002
July 2006	39,280	25.51	1,002,027
October 2006	127,302	25.51	3,247,462

	378,264		$9,649,491

During the second quarter of fiscal 2009, as the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock was below $12.50 on the due date of principal payments, accordingly, the Company paid out the quarterly installments of principal amortization in cash for $1.8 million, $0.3 million, and $0.6 million related to the May 2006, July 2006, and October 2006 issuances, respectively.
The terms of repayment for each convertible debt issuance in May, July and October 2006 stipulate that the Company shall pay the principal balance in ten equal quarterly installments commencing on the date 15 months following the closing date and continue for each of the nine quarters thereafter. Under certain circumstances, the Company may settle the principal and accrued unpaid interest in common stock. Additionally, the May, July and October 2006 issuances allow the Company to require conversion if the price of the Company’s common stock stays above $42.50 per share for a period of 20 consecutive days beginning six months after the date of registration of the resale of the underlying shares. At that time, the Company may require the investor to convert with at least 30 days’ notice. The May, July and October 2006 issuances also provide stipulation that the investor may require the Company to pay out the quarterly installment due in cash if the Company’s common stock VWAP average is below $12.50 on the due date.
Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006 (1)	July 2006 (1)	October 2006 (1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	Libor plus 4%	Libor plus 4%	Libor plus 4%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406 shares	34,370 shares	102,835 shares
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share of conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances had a beneficial conversion feature.
In September 2005, the Company entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2006, the Company amended the September 2005 financing package to provide for an additional $10.0 million funding. In order to match the cash needs to support the Company’s planned expansion, the financing arrangements provided for the funding to occur in six separate closings. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary pre-existing the date of the financing agreement.

Amortization of Financing Fees and Debt Discount
The May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the market price of the Company’s common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company’s consolidated income statement. The Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and six months ended March 31, 2009 and 2008 (amounts in thousands).

	Three months ended March 31, 2009			Six months ended March 31, 2009
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$450	$664	$1,114	$1,051	$1,551	$2,602
July 2006 issuance	89	108	197	158	193	351
October 2006 issuance	87	100	187	193	222	415

	$626	$872	1,498	$1,402	$1,966	3,368

Deferred financing costs			95			190

Total			$1,593			$3,558

	Three months ended March 31, 2008			Six months ended March 31, 2008
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$550	$812	$1,362	$964	$1,422	$2,386
July 2006 issuance	59	71	130	120	146	266
October 2006 issuance	82	95	177	213	246	459

	$691	$978	1,669	$1,297	$1,814	3,111

Deferred financing costs			174			287

Total			$1,843			$3,398

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	March 31, 2009
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$516	$761	$1,277
July 2006 issuance	99	120	219
October 2006 issuance	177	204	381

	$792	$1,085	1,877

Debt acquisition cost and financing fees			219

Total			$2,096

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	$2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	5,245

Debt acquisition cost and financing fees			416

Total			$5,661

Earnings Per Share
In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at March 31, 2009 and 2008 which are not included in the determination of diluted earnings per share because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.5 million and 1.4 million shares, respectively, would have been included in the Company’s diluted earnings per share calculation for the three and six months ended March 31, 2009 and 2008.

The following is the diluted impact of the convertible debt and warrants on net income per share for the three and six months ended March 31, 2009 and 2008, respectively:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerators:
Net income	$2,373	$4,311	$2,909	$6,915

Denominators:
Average shares outstanding — basic	34,406	33,943	34,405	33,849
Impact of convertible debt, warrants and stock options	76	99	81	158

Average shares outstanding — diluted	34,482	34,042	34,486	34,007

Basic income per share	$0.07	$0.13	$0.08	$0.20

Diluted income per share	$0.07	$0.13	$0.08	$0.20

Bond Related to SP Systems Case
In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 7 of the Notes to the Condensed Consolidated Financial Statements). In connection with its appeal of the judgment, in April 2007 the Company posted a supersedeas bond, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. On February 9, 2009, the Company paid the judgment using $23.5 million of restricted cash, which terminated the letter of credit.
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
In April 2007, the Company reported the results of litigation related to an action filed against our Zoltek Corporation subsidiary by SP Systems. On February 9, 2009, the Company resolved the litigation by paying a judgment using $23.5 million of restricted cash. Zoltek has filed a separate lawsuit alleging that SP Systems breached its supply agreement and committed fraud against Zoltek. Zoltek is claiming actual and punitive damages of in excess of $78 million in that suit, which it will continue to vigorously prosecute.
In September 2004, the Company was named a defendant in a civil action filed by an investment banker. In October 2008, the Company settled the case for $5.8 million and remitted the cash payment.
The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 10 of the Notes to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to changes in interest rates primarily as a result of borrowing activities. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material.

The Company views as long-term its investment in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, Zoltek Zrt. is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico has changed as of November 1, 2008, from the Mexican Peso to the U.S. dollar. Zoltek de Mexico is nearing completion of its initial capital expansion phase and has begun to manufacture and ship product to its U.S. parent company, Zoltek Corporation.
The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt. or Zoltek de Mexico. Hungary and Mexico are not considered to be highly inflationary or deflationary economies. As of March 31, 2009, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $108.0 million and a long-term loan with its Zoltek de Mexico subsidiary of $64.6 million. The Company does not expect the loan to be repaid in the foreseeable future. In fact the Company expects the loan to increase as the Company continues to finalize its initial investment in precursor and carbon fiber operations at its Mexican facility. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.
* * *
Special Note Regarding Forward-Looking Statements
The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company’s actual results could differ materially from those in the forward-looking statements. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (5) maintain profitable operations; (6) increase our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development in a range of industries; (9) manufacture low-cost carbon fibers and profitably market them despite increases in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and add carbon fiber production lines; (11) resolve the pending non-public, fact-finding investigation being conducted by the Securities and Exchange Commission; (12) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (13) successfully prosecute patent litigation; and (14) manage the risks identified under “Risk Factors” below and in our filings with the SEC.
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
* * *
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the following:
•	Commensurate with the start-up of acrylic precursor manufacturing operations at the Zoltek de Mexico facility, located in Guadalajara, Mexico, was implementation of control points governing internal control over financial reporting, predominantly within the Inventory process, at the local subsidiary level.

ZOLTEK COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 of the Notes to Consolidated Financial Statements for a summary of the Company’s legal proceedings, which is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
The registrant’s annual meeting of shareholders was held February 25, 2009, and at such meeting the shareholders considered and voted upon the following:
1.	With respect to the election of two Class I directors and the following persons received the number of votes set opposite their respective names:

	Votes for	Votes withheld	Votes abstain
Linn H. Bealke	30,176,569	314,106	465,321
George E. Husman	27,273,391	3,217,284	465,321
2.	With respect to the proposal to approve the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm:

Votes for:	30,765,792
Votes against:	123,821
Votes withheld:	66,383
Item 6. Exhibits.
See Exhibit Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)
Date: May 11, 2009	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.