Form 10-Q
period 2009-06-30
ZOLTEK COMPANIES INC
filed 2009-08-10
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of August 10, 2009, 34,394,441 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	June 30,	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$17,246	$29,224
Restricted cash	—	23,500
Accounts receivable, less allowance for doubtful accounts of $1,734 and $1,754, respectively	29,402	42,690
Inventories, net	51,802	45,659
Other current assets	10,975	9,432

Total current assets	109,425	150,505
Property and equipment, net	253,659	288,894
Other assets	407	765

Total assets	$363,491	$440,164

Liabilities and Shareholders’ Equity
Current liabilities:
Legal liabilities	$—	$29,083
Credit lines	11,750	5,175
Current maturities of long-term debt	6,145	7,426
Trade accounts payable	8,593	15,093
Accrued expenses and other liabilities	6,511	9,278
Construction payables	693	8,450

Total current liabilities	33,692	74,505
Long-term debt, less current maturities	1,117	3,562
Hungarian grant, long-term	10,030	10,882
Deferred tax liabilities	8,636	4,521
Other long-term liabilities	21	28

Total liabilities	53,496	93,498

Commitments and contingencies (see Note 7)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,394,441 and 34,389,428 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	344	344
Additional paid-in capital	493,560	491,175
Accumulated other comprehensive (loss) income	(26,905)	11,730
Accumulated deficit	(157,004)	(156,583)

Total shareholders’ equity	309,995	346,666

Total liabilities and shareholders’ equity	$363,491	$440,164

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net sales	$30,306	$44,950	$104,941	$134,603
Cost of sales, excluding available unused capacity costs	21,515	31,320	75,020	96,181
Available unused capacity costs	2,631	—	4,382	—

Gross profit	6,160	13,630	25,539	38,422
Application and development costs	2,063	1,982	5,513	5,939
Selling, general and administrative expenses	4,322	4,377	14,726	12,103

Operating (loss) income	(225)	7,271	5,300	20,380
Other income (expense):
Interest income	18	543	343	2,581
Gain (loss) on foreign currency transactions	842	(2,081)	2,092	(2,011)
Other, net	51	(23)	(409)	(460)
Interest expense, excluding amortization of financing fees and debt discount	(305)	(288)	(1,250)	(1,340)
Amortization of financing fees and debt discount	(1,137)	(1,648)	(4,694)	(5,045)

(Loss) income from operations before income taxes	(756)	3,774	1,382	14,105
Income tax expense	673	1,465	1,803	4,874

Net (loss) income	$(1,429)	$2,309	$(421)	$9,231

Basic and diluted (loss) income per share	$(0.04)	$0.07	$(0.01)	$0.27

Weighted average common shares outstanding — basic	34,396,331	34,201,210	34,400,731	33,950,871
Weighted average common shares outstanding — diluted	34,396,331	34,214,902	34,400,731	34,040,008
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total		Additional	Accumulated Other
	Shareholders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	(Loss) Income	Deficit

Balance, September 30, 2008	$346,666	$344	$491,175	$11,730	$(156,583)
Convertible debt converted	251	—	251	—	—
Stock option compensation expense	2,209	—	2,209	—	—
Cash settlement of restricted shares	(75)	—	(75)	—	—
Net loss	(421)	—	—	—	(421)
Foreign currency translation adjustment	(38,635)	—	—	(38,635)	—

Balance, June 30, 2009	$309,995	$344	$493,560	$(26,905)	$(157,004)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(1,429)	$2,309	$(421)	$9,231
Foreign currency translation adjustment	21,189	15,773	(38,635)	29,048

Comprehensive income (loss)	$19,760	$18,082	$(39,056)	$38,279

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(421)	$9,231
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11,994	11,459
Amortization of financing fees and debt discount	4,694	5,045
Deferred taxes	742	1,989
Foreign currency transaction (gains) losses	(2,760)	1,518
Stock option compensation expense	2,210	3,507
Loss on disposal of fixed assets	282	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	7,984	(1,962)
Increase in inventories	(9,590)	(16,269)
Decrease (increase) in other current assets and other assets	1,565	(3,933)
(Decrease) increase in trade accounts payable	(4,875)	1,595
Increase in accrued expenses and other liabilities	2,754	4,513
Decrease in legal liabilities	(5,583)	—

Net cash provided by operating activities	8,997	16,693

Cash flows from investing activities:
Purchases of property and equipment	(15,475)	(57,130)
Decrease in construction payables	(6,080)	(30,339)
Proceeds received from sale of fixed assets	115	—
Proceeds received from Hungarian grant	1,588	3,253
Increase in cash restricted for letters of credit	—	(9,685)

Net cash used in investing activities	(19,852)	(93,901)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	1,497
Repayment of convertible debt	(7,850)	—
Cash settlement of restricted shares	(75)	—
Borrowings (repayment) of notes payable and credit lines	6,742	(4,525)

Net cash used in financing activities	(1,183)	(3,028)

Effect of exchange rate changes on cash and cash equivalents	60	44

Net decrease in cash and cash equivalents	(11,978)	(80,192)
Cash and cash equivalents at beginning of period	29,224	121,761

Cash and cash equivalents at end of period	$17,246	$41,569

Supplemental disclosures of cash flow information:
Non-cash conversion of convertible debentures	$251	$8,477
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Zoltek Companies, Inc. (the “Company”) is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, and Engineering Technology Corporation (“Entec Composite Machines”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in the production of both carbon and technical fiber. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV were organized in October 2007 and are Mexican subsidiaries that manufacture carbon fibers and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.
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
Adoption of New Accounting Standards
See Note 10 of the Notes to Condensed Consolidated Financial Statements.
2. INVENTORIES
Inventories consist of the following (amounts in thousands):

	June 30,	September 30,
	2009	2008
Raw materials	$9,172	$10,749
Work-in-process	10,140	14,962
Finished goods	31,681	18,844
Supplies and other	809	1,104

	$51,802	$45,659

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.4 million and $0.5 million as of June 30, 2009 and September 30, 2008, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to slow-moving inventories produced in prior years. In accordance with our inventory accounting policy, as production levels during fiscal 2009 fell below the range of normal rates, these excess capacity costs were expensed in the period in which they were incurred. Production levels did not fall below the range of normal rates during fiscal 2008.

3. SEGMENT INFORMATION
The Company’s strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. The Carbon Fibers segment manufactures commercial carbon fibers used as reinforcement material in composites. The Technical Fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States, Hungary and Mexico.
Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following table presents financial information on the Company’s operating segments as of June 30, 2009 and September 30, 2008 and for the three and nine months ended June 30, 2009 and 2008 (amounts in thousands):

	Three months ended June 30, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$25,012	$4,652	$642	$30,306
Cost of sales	17,204	3,729	582	21,515
Available unused capacity costs	2,392	239	—	2,631
Gross profit	5,416	684	60	6,160
Operating income (loss)	2,284	297	(2,806)	(225)
Depreciation	3,259	413	296	3,968
Capital expenditures	2,374	47	—	2,421

	Three months ended June 30, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$37,689	$6,487	$774	$44,950
Cost of sales	25,121	5,323	876	31,320
Gross profit	12,568	1,164	(102)	13,630
Operating income (loss)	9,931	651	(3,311)	7,271
Depreciation	3,670	375	252	4,297
Capital expenditures	31,959	439	27	32,425

	Nine months ended June 30, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$86,641	$16,407	$1,893	$104,941
Cost of sales	61,085	12,363	1,572	75,020
Available unused capacity costs	3,594	788	—	4,382
Gross profit	21,962	3,256	321	25,539
Operating income (loss)	13,518	1,430	(9,648)	5,300
Depreciation	9,923	1,222	849	11,994
Capital expenditures	14,737	584	154	15,475

	Nine months ended June 30, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$113,666	$18,084	$2,853	$134,603
Cost of sales	79,552	14,120	2,509	96,181
Gross profit	34,114	3,964	344	38,422
Operating income (loss)	28,091	1,593	(9,304)	20,380
Depreciation	9,200	1,384	875	11,459
Capital expenditures	53,598	1,062	2,470	57,130

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total

June 30, 2009	$293,126	$29,119	$41,246	$363,491
September 30, 2008	344,974	32,705	62,485	440,164

4. FINANCING
Revolving Credit Facility
In February 2009, the Company extended its existing U.S. line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an eligible borrowing base, which as of June 30, 2009 exceeded $10.0 million. Total borrowings under the facility were $8.0 million as of June 30, 2009.
The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, the term of which expires December 2009. Total borrowings under this credit facility were $3.8 million at June 30, 2009, with $2.2 million of remaining availability. The credit facility is a term loan with quarterly interest payments.
Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $14.7 million as of June 30, 2009) to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.3 billion, HUF 0.7 billion and HUF 1.6 billion in grant funding during fiscal 2009, 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve certain revenue and employment targets during a five-year measurement period contracted to begin October 2010. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first nine months of fiscal years 2009 and 2008. There were no conversions of convertible debt during the second or third quarter of fiscal 2009.

	Fiscal Year 2009
	Three months ended December 31, 2007
	Number
	Of Shares	Conversion	Equity
Issuance	Converted	Price	Value

July 2006	16,264	$15.40	$250,466

	16,264		$250,466

	Fiscal Year 2008
	Three months ended December 31, 2007			Three months ended March 31, 2008
	Number			Number
	Of Shares	Conversion	Equity	Of Shares	Conversion	Equity
Issuance	Converted	Price	Value	Converted	Price	Value
May 2006	54,879	$25.51	$1,399,963	75,338	$25.51	$1,921,872
July 2006	9,820	25.51	250,508	9,820	25.51	250,508
October 2006	47,040	25.51	1,199,990	26,133	25.51	666,653

	111,739		$2,850,461	111,291		$2,839,033

	Three months ended June 30, 2008
	Number
	Of Shares	Conversion	Equity
Issuance	Converted	Price	Value
May 2006	70,561	$25.51	$1,800,011
July 2006	9,820	25.51	250,508
October 2006	29,378	25.51	749,432

	109,759		$2,799,951

	As of September 30, 2008			As of June 30, 2009
	Number of			Number
	Shares Issuable	Conversion	Proceeds	of shares	Conversion	Proceeds
	On Conversion	price	outstanding	outstanding	price	outstanding
May 2006	352,803	$25.51	$9,000,005	141,125	25.51	3,600,099
July 2006	58,800	25.51	1,499,988	29,516	25.51	752,953
October 2006	178,342	25.51	4,549,504	101,790	25.51	2,596,663

	589,945		$15,049,497	272,431		6,949,715

During the third quarter of fiscal 2009, as the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock was below $12.50 on the due date of principal payments, accordingly, the Company paid out the quarterly installments of principal amortization in cash for $1.8 million, $0.3 million, and $0.6 million related to the May 2006, July 2006, and October 2006 issuances, respectively.
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
Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006 (1)	July 2006 (1)	October 2006 (1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	Libor plus 4%	Libor plus 4%	Libor plus 4%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406 shares	34,370 shares	102,835 shares
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share of conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature.
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

Amortization of Financing Fees and Debt Discount
The May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the market price of the Company’s common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company’s consolidated income statement. The Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and nine months ended June 30, 2009 and 2008 (amounts in thousands).

	Three months ended June 30, 2009			Nine months ended June 30, 2009
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$326	$482	$808	$1,378	$2,032	$3,410
July 2006 issuance	51	62	113	209	255	464
October 2006 issuance	70	81	151	263	303	566

	$447	$625	1,072	$1,850	$2,590	4,440

Deferred financing costs			65			255

Total			$1,137			$4,695

	Three months ended June 30, 2008			Nine months ended June 30, 2008
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$487	$719	$1,206	$1,450	$2,140	$3,590
July 2006 issuance	55	67	122	175	213	388
October 2006 issuance	91	105	196	305	352	657

	$633	$891	1,524	$1,930	$2,705	4,635

Deferred financing costs			124			410

Total			$1,648			$5,045

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	June 30, 2009
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$189	$280	$469
July 2006 issuance	48	58	106
October 2006 issuance	107	123	230

	$344	$461	805

Debt acquisition cost and financing fees			154

Total			$959

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	$2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	5,245

Debt acquisition cost and financing fees			416

Total			$5,661

Earnings Per Share
In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at June 30, 2009 and 2008 which are not included in the determination of diluted earnings per share because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.4 million and 1.4 million shares, respectively, would have been included in the Company’s diluted earnings per share calculation for the three and nine months ended June 30, 2009 and 2008.

The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the three and nine months ended June 30, 2009 and 2008, respectively:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerators:
Net (loss)income	$(1,429)	$2,309	$(421)	$9,231

Denominators:
Average shares outstanding — basic	34,396	34,201	34,401	33,951
Impact of convertible debt, warrants and stock options	—	14	—	89

Average shares outstanding — diluted	34,396	34,215	34,401	34,040

Basic (loss) income per share	$(0.04)	$0.07	$(0.01)	$0.27

Diluted (loss) income per share	$(0.04)	$0.07	$(0.01)	$0.27

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
5. DEBT
Credit Facilities
U.S. Operations — The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2010. Total borrowings under the facility were $8.0 million as of June 30, 2009, with $2.0 million remaining availability. No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, the term of which expires December 2009. Total borrowings under this credit facility were $3.8 million at June 30, 2009, with $2.2 million remaining availability. The credit facility is a term loan with quarterly interest payments. No financial covenants currently apply to the credit facility from the Hungarian bank.
The Company intends to extend its existing lines of credit before their expiration. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to extend its lines of credit beyond their expiration dates.
Credit lines consist of the following (amounts in thousands):

	June 30,	September 30,
	2009	2008

U.S. facility (current interest rate of 3.07% — variable with Libor)	7,985	—

Facility with Hungarian bank (interest rate of 3.5% to 12.1%, depending on currency)	3,765	5,175

Total credit lines	$11,750	$5,175

Long-term Debt
The Company’s long-term debt consists of the following (amounts in thousands):

	June 30,	September 30,
	2009	2008

Note payable with interest currently at 4.20% (variable with Libor, payable in monthly installments of interest to maturity in January 2011)	$1,117	$1,184

Convertible debentures final payment due November 2009 (interest rate of 5.58% — variable with Libor)	3,600	9,000

Convertible debentures final payment due January 2010 (interest rate of 5.12% — variable with Libor)	752	1,500

Convertible debentures final payment due April 2010 (interest rate of 5.75% — variable with Libor)	2,598	4,549

Total long-term debt including current maturities	8,067	16,233

Less: Debt discount associated with conversion feature and warrants	(805)	(5,245)
Less: Amounts payable within one year, net of discount of $805 and $3,729	(6,145)	(7,426)

Total long-term debt, less current maturities	$1,117	$3,562

The aggregate annual maturities of long-term debt at June 30, 2009 are set forth below (amounts in thousands):

Annual
June 30,	Maturities
2009	$6,950
2010	1,117

Total	$8,067

6. STOCK OPTION COMPENSATION EXPENSE
The Company maintains long-term incentive plans that authorize the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. The Company has the option, in its sole discretion, to settle awards under its 2008 incentive plans in cash, in lieu of issuing shares.
Stock option awards. Outstanding employee stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 and 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. Annually options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All options granted to directors vest immediately at time of grant. These options expire from 2009 through 2018. Director options granted before 2008 expire 10 years from date of grant. Director options granted in 2008 or thereafter have a five-year term.
Presented below is a summary of stock option plans activity for the nine months ended June 30, 2009:

		Wtd. Avg.
	Options	Exercise Price

Balance, September 30, 2008	415,587	$25.52
Granted	52,500	6.31
Exercised	—	—
Forfeited or expired	(50,167)	18.14

Balance, June 30, 2009	417,920	$23.74

Exercisable, June 30, 2009	299,587	$22.73

The following table summarizes information for options currently outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33-5.67	39,500	5 years	$5.30	39,500	$5.30
6.25-9.25	42,587	6 years	8.53	42,587	8.53
9.60-24.12	87,500	8 years	19.71	34,167	15.92
26.22-29.70	158,333	8 years	29.15	93,333	28.77
30.00-39.00	90,000	6 years	33.43	90,000	33.43

1.33-39.00	417,920	7 years	23.74	299,587	22.73
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected life of option	3.8 & 4 years	4 & 4.5 years	3 & 7.5 years
Risk-free interest rate	0.4% – 0.6%	1.8%	4.9%
Volatility of stock	79%	66%	68%
As of June 30, 2009, the Company had $1.7 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2009, 2010 and 2011.
Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted in fiscal 2008 and 2009 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The balance of restricted stock shares outstanding was 56,250 shares as of June 30, 2009. The Company has settled by payment in cash 11,250 restricted shares which vested during fiscal 2009.
As of June 30, 2009, the remaining unamortized compensation cost related to restricted stock awards was $0.8 million which is expected to be recognized over the remaining vesting period of two to three years.
The Company recorded into selling and general administrative expense for its corporate/other segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123 (R), which was $0.6 million and $2.2 million for the three and nine months ended June 30, 2009 and $0.6 and $1.8 million for the three and nine months ended June 30, 2008, respectively. There were no recognized tax benefits during the fiscal years 2009 or 2008, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset.
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
In April 2007, the Company reported the results of litigation related to an action filed against our Zoltek Corporation subsidiary by SP Systems. On February 9, 2009, the Company resolved the litigation by paying a judgment using $23.5 million of restricted cash. Zoltek has filed a separate lawsuit alleging that SP Systems breached its supply agreement and committed fraud against Zoltek. Zoltek is claiming actual and punitive damages in excess of $78 million in that suit, which it will continue to vigorously prosecute.
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
In the three months ended June 30, 2009 and 2008, we reported aggregate sales of $18.0 million and $17.9 million, to our largest customer. In the nine months ended June 30, 2009 and 2008, we reported aggregate sales of $53.2 million and $56.2 million, respectively, to our largest customer and related open accounts receivable balances of $19.0 million and $18.1 million, respectively. This was the only customer that represented greater than 10% of consolidated net sales.
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
8. INCOME TAXES
During the first nine months of fiscal 2009, the HUF weakened against the US dollar by approximately 17%. As of June 30, 2009, the Company has a long-term loan to its Zoltek Zrt. subsidiary denominated in US dollars, which has incurred an unrealized loss during fiscal 2009 of $13.4 million due to the weakening of the HUF for the nine months ended June 30, 2009. We intend to deduct the unrealized currency losses on the 2009 Hungarian tax returns. This deduction further increases our tax net operating loss, but has no impact on our income tax expense during fiscal 2009.
As of June 30, 2009, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.
9. FOREIGN CURRENCY TRANSLATION
Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the U.S. dollar.
The HUF weakened by 17% against the US dollar during the first nine months of fiscal 2009. The Mexican Peso weakened by 19% against the US dollar during the first month of fiscal 2009 before the functional currency of Zoltek de Mexico was changed to the US dollar. These currency fluctuations caused a change in our accumulated other comprehensive income of $21.2 million and a change in our accumulated other comprehensive loss of $38.6 million for the three and nine months ended June 30, 2009, respectively.
10. NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management has concluded that the adoption of FAS 168 will not have a material impact on the financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 . FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management has concluded that the adoption of FAS 167 will not have a material impact on the financial statements.
In May 2009 the FASB issued FAS 165, Subsequent Events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company has adopted FAS 165 effective for the quarter ending June 30, 2009. The adoption of FAS 165 does not have a material impact on the financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The Company has adopted FSP FAS 157-4 effective for the quarter ended June 30, 2009. Management has concluded that the adoption of FSP FAS 157-4 will not have a material impact on the financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion 28, Interim Financial Reporting to require disclosures about fair value of financial instruments for interim financial statements of publicly traded companies. The Company has adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ending June 30, 2009. Management has concluded that the adoption of FSP FAS 107-1 and APB 28-1will not have a material impact on the financial statements.
In May 2008, FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” was issued. FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods. The Company will adopt FSP No. APB 14-1 effective October 1, 2009. The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an applied technology and advanced materials company. We are a leader in the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex ® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product that we include in our technical fiber products, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron ® trade name. We have spent over 15 years developing our proprietary technology and manufacturing processes. We believe that we are the largest manufacturer primarily focused on producing low-cost carbon fiber for commercial applications. Our mission has been to introduce and facilitate the growth of the concept of commercial applications for carbon fibers across an expanding variety of uses.
The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber, such as wind turbines; (2) increases in our manufacturing capacity; (3) selling prices; and (4) global economic conditions. We expect that new applications, including those we are attempting to facilitate, will continue to positively affect long-term demand for our products.

The primary cost components of our Carbon Fiber and Technical Fiber segments are energy and acrylonitrile (ACN), which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production.
Until Zoltek introduced its commercial carbon fiber concept, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fiber use primarily to aerospace and later to sporting goods applications. While the basic technology to manufacture commercial and aerospace carbon fibers is the same and fiber-to-fiber properties are equivalent, demands for specific fabrication methods, significantly higher capital requirements, level of quality documentation and certification costs make the aerospace fibers significantly more costly to produce than carbon fiber suitable for commercial applications.
For years prior to fiscal 2004, the availability of carbon fibers was dependent on the aerospace programs’ variable demand. As the capacity occasionally outpaced demand from aerospace applications, manufacturers sold excess production at reduced prices into specialty sporting goods and industrial applications. As a result, the distinctive characteristics of carbon fiber and the techniques for fabricating carbon fiber composites became more broadly understood and some new and diverse transitional applications developed. However, our financial results were adversely affected by predatory pricing by the incumbent carbon fiber producers and by industry oversupply conditions which inhibited adoption of carbon fibers for non-aerospace applications as existing and potential customers were reluctant to commit to incorporate carbon fiber composites into their products due to concerns about the availability of carbon fiber in large volumes at predictable prices.
During 2005 and 2006, the Airbus A-380 and Boeing B-787 and later the Airbus A-350 airplanes were introduced, utilizing carbon fibers for a substantial portion of their primary structural components requiring significant amounts of carbon fibers. We believe the demand for carbon fibers for these two programs absorbed the existing capacity of aerospace carbon fibers and required new capacity to be added to support the aerospace applications, However, delays entering into the production phase have caused a temporary overcapacity in the aerospace carbon fibers industry. The adoption of carbon fibers in longer wind turbine blades, in addition to the steady growth in other commercial applications, created significant demand for commercial carbon fibers and triggered divergence of the aerospace and commercial demand for carbon fibers.
The divergence in the aerospace and commercial applications led in fiscal 2006 and 2007 to strains on our ability to meet all the demand from our wind energy customers and we were unable to take on new customers. In view of the supply shortages and the projected increase in demand, we embarked on an expedited capacity expansion which now has been largely completed. As a result we currently have sufficient capacity to meet demand from current and anticipated new wind energy customers and produce carbon fibers for additional large-scale applications. Nonetheless, when we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. This, along with recessionary conditions in the global economy, have caused our recent results to be uneven. We are aggressively marketing to obtain new business in existing applications and new customers for current and new applications.
New applications tend to require relatively long sales cycles due to the new product development, manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. Some of the development projects have been slowed or shelved during the current global economic setback, causing some delays in new demand growth. We expect our market development efforts will be successful over the long run, however, we expect that we will continue to have excess capacity for the near-term. While this situation is now, and will be for a time, a drag on our financial results, we plan to be ready to respond to accelerating demand on a scale we experienced in the 2005 to 2006 time period. We are also maintaining our idle capacity in a ready mode to avoid the kind of difficulties and delays in reacting to new orders that we experienced in 2005 and 2006.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008
The Company’s sales decreased 32.6%, or $14.7 million, to $30.3 million in the third quarter of fiscal 2009 from $45.0 million in the third quarter of fiscal 2008. Carbon fiber sales decreased 33.6%, or $12.7 million, to $25.0 million in the third quarter of fiscal 2009 from $37.7 million in the third quarter of fiscal 2008. While the decline in revenue is partly due to declined sales volume, the decline is mostly due to other factors, such as pricing decline as a result of significant cost reduction in raw materials and energy and currency fluctuations. The majority of our European sales are denominated in Euros which weakened significantly versus the US dollar in the recently completed quarter compared to the prior year’s third quarter. Technical fiber sales decreased $1.8 million due primarily to lower shipments to aircraft brake customers. Other revenues decrease $0.2 million in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, primarily due to the Euro and HUF weakening against the US dollar. Many of our customers are being impacted by the global economic downturn and difficult capital markets conditions. Management believes that these customers’ reaction of reducing inventories and slowing orders is temporary and that Zoltek is best positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic conditions and capital markets improve.

The Company’s cost of sales decreased by 22.9%, or $7.2 million, to $24.1 million in the third quarter of fiscal 2009 from $31.3 million in the third quarter of fiscal 2008. Carbon fiber cost of sales decreased by 22.0%, or $5.5 million, to $19.6 million for the third quarter of fiscal 2009 from $25.1 million for the third quarter of fiscal 2008. The decrease in carbon fiber cost of sales reflected decreased sales of 33.6% discussed above. Technical fiber cost of sales decreased $1.3 million and other cost of sales decreased $0.3 million due to decreased sales discussed above. Included in the Company’s gross profit of 20.3% are unused productive capacity costs equal to 8.7% of net sales. These costs include depreciation and other overhead associated with the unused capacity. These costs were $2.4 million for the carbon fiber segment and $0.2 million for the technical fiber segment during the first three months of fiscal 2009. The Company believes maintaining this excess capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions. In accordance with our inventory accounting policy, as production levels fall below the range of normal rates, these excess capacity costs are expensed in the period in which they were incurred.
The Company’s gross profit decreased by 54.8%, or $7.4 million, to $6.2 million in the third quarter of fiscal 2009 from $13.6 million in the third quarter of fiscal 2008. Carbon fiber gross profit percentage decreased to 21.7% for the third quarter of fiscal 2009 compared to 33.3% for the third quarter of fiscal 2008. Carbon fiber gross profit decreased to $5.4 million from $12.6 million during these respective periods. The decreases in carbon fiber gross profit and gross profit percentage resulted primarily due to excess capacity costs expensed during the quarter. Technical fiber gross profit decreased from $1.2 million, or 17.9% of sales, in the third quarter of fiscal 2008 to $0.7 million, or 14.7% of sales, during the corresponding period of fiscal 2009. The decreases in technical fiber gross profit and gross profit percentage resulted from excess capacity costs expensed during the quarter and decreased shipments to the primary aircraft brake customers. The gross profit of the other products increased for the third quarter ended fiscal 2009 to $0.1 million compared to a loss on gross profit for the third quarter ended fiscal 2008 of $0.1 million.
Application and market development costs were $2.1 million in the third quarter of fiscal 2009 and $2.0 million in the third quarter of fiscal 2008. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies. These costs include expenses associated with application development of the towpreg product at the Company’s prepreg facility in Utah.
Selling, general and administrative expenses were $4.3 million in the third quarter of fiscal 2009 compared to $4.4 million reported for the third quarter of fiscal 2008. Bad debt expense increased by $0.1 million in the third quarter of fiscal 2009 compared to the third quarter of 2008 as the Company increased its reserves related to potentially uncollectible receivables. Mexico’s administrative costs for the third quarter of fiscal 2009 were $0.3 million compared to nearly zero for the comparable period for fiscal 2008, as the plant was still in its construction phase and most costs were capitalized. The Company recorded $0.6 million for the cost of employee services received in exchange for equity instruments under SFAS 123(R) during the third quarter of fiscal 2009, which was unchanged as compared to the third quarter fiscal 2008 expense. During the third quarter of fiscal 2008, the Company spent $0.4 million related to an internal accounting investigation.
Operating loss in the third quarter of fiscal 2009 was $0.2 million, a decrease of $7.5 million from the operating income of $7.3 million reported during the third quarter of fiscal 2008. This decline resulted primarily from a decrease in gross profit of $7.4 million. Carbon fiber operating income declined from $9.9 million in the third quarter of fiscal 2008 to $2.3 million in the third quarter of fiscal 2009. The decrease resulted from the 33.6% decrease in sales discussed above and excess capacity costs expensed during the quarter. Operating income from technical fibers decreased from $0.7 million in the third quarter of fiscal 2008 to $0.3 million in the third quarter of fiscal 2009 due to excess capacity costs expensed during the quarter. Corporate/other operating loss decreased from a loss of $3.3 million in the third quarter of fiscal 2008 to a loss of $2.8 million in the third quarter of fiscal 2009. Selling, general and administrative expenses also increased and are described above.
Interest income was $0.02 million in the third quarter of fiscal 2009 compared to $0.5 million in the third quarter of fiscal 2008. The decrease was a result of a lower cash balance on hand.
Other expense, net was $0.1 million for the third quarter of fiscal 2009 compared to a loss of $0.02 million for the third quarter of fiscal 2008. Other expense, net for the third quarter of fiscal 2009 consists primarily of loss from from the sale of miscellaneous equipment.

Gain on foreign currency translations improved to a $0.8 million gain for the third quarter of fiscal 2009, compared to a $2.1 million loss for the third quarter of fiscal 2008. During the quarter, the HUF gained in value against the Euro and the US dollar, causing a gain predominately related to intercompany payables denominated in US dollar. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.
Interest expense was approximately $0.3 million in the third quarter of fiscal 2009 compared to $0.3 million in the third quarter of fiscal 2008. During the third quarter of fiscal 2008, $1.2 million of interest expense was capitalized as part of project cost. Interest on convertible debt declined due to principal amortization during fiscal 2008 and 2009.
Amortization of financing fees and debt discounts, which are non-cash expenses, was $1.1 million for the third quarter of fiscal 2009 compared to $1.6 million for the third quarter of fiscal 2008. The Company is no longer capitalizing costs as the current capital expansion projects are funded by equity funds, not debt. Amortization resulted from the expensing of the beneficial conversion feature related to a partial conversion of the May, July and October 2006 convertible debt issuances (see “— Liquidity and Capital Resources”).
Income tax expense was $0.7 million for the third quarter of fiscal 2009 compared to an expense of $1.5 million for the corresponding period in the prior year. During the third quarter of fiscal 2009, the Company amortized the deferred tax asset by $0.3 million, reducing the existing tax net operating loss carryforward. The Company incurred $0.3 million expense during the third quarter related to the local Hungarian municipality tax. The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
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
The foregoing resulted in a net loss of $1.4 million for the third quarter of fiscal 2009 compared to net income of $2.3 million for the third quarter of fiscal 2008. Similarly, the Company reported net loss per share of $0.04 and net income per share of $0.07 on a basic and diluted basis for the third quarter of fiscal 2009 and 2008, respectively.
NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO NINE MONTHS ENDED JUNE 30, 2008
The Company’s sales decreased 22.0%, or $29.7 million, to $104.9 million for the first nine months of fiscal 2009 from $134.6 million for the first nine months of fiscal 2008. Carbon fiber sales decreased 23.8%, or $27.1 million, to $86.6 million during the first nine months of fiscal 2009 from $113.7 million during the first nine months of fiscal 2008. Many of our customers are being impacted by the global economic downturn and difficult capital market conditions. Management believes that these customers’ reaction of reducing inventories and slowing orders is temporary and that Zoltek is best positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic recovery conditions and capital markets improve. Reported sales were also adversely impacted by volume, foreign currency fluctuations, pricing, and product mix. The majority of our European sales are denominated in Euros, which weakened significantly versus the US dollar during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. Technical fiber sales decreased 9.3%, or $1.7 million and sales of other products and services decreased $1.0 million during the nine months ended June 30, 2009, primarily due to the weakening of the Euro and HUF against the US dollar.
The Company’s cost of sales decreased by 17.4%, or $16.8 million, to $79.4 million during the first nine months of fiscal 2009 from $96.2 million during the first nine months of fiscal 2008. Carbon fiber cost of sales decreased by 18.7%, or $14.9 million, to $64.7 million during the first nine months of fiscal 2009 from $79.6 million for the first nine months of fiscal 2008. The decreases in carbon fiber cost of sales resulted from the decreased sales of 23.8% discussed above. Technical fiber cost of sales decreased $0.9 million, or 6.9%, to $13.2 million for the first nine months of fiscal 2009 from $14.1 million for the first nine months of fiscal 2008. The decrease in technical fiber cost of sales resulted from the decreased sales of 9.3% discussed above. Included in the Company’s gross profit of 24.3% are unused productive capacity costs equal to 4.2% of net sales. These costs include depreciation and other overhead associated with the unused capacity. These costs were $3.6 million for the carbon fiber segment and $0.8 million for the technical fiber segment during the first nine months of fiscal 2009. The Company believes maintaining this excess capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions. In accordance with our inventory accounting policy, as production levels fall below the range of normal rates, these excess capacity costs are expensed in the period in which they were incurred. The cost of sales of other products decreased for the first nine months of fiscal 2009 to $1.6 million compared to the first nine months of fiscal 2008 of $2.5 million.

The Company’s gross profit decreased by 33.5%, or $12.9 million, to $25.5 million during the first nine months of fiscal 2009 from $38.4 million during the first nine months of fiscal 2008. Carbon fiber gross profit percentage decreased to 25.3% for the first nine months of fiscal 2009 compared to 30.0% for the first nine months of fiscal 2008. Carbon fiber gross profit decreased from $34.1 million to $22.0 million during these same respective periods. The decreases in carbon fiber gross profit and gross profit percentage were primarily due to excess capacity costs expensed during the quarter. Technical fiber gross profit decreased from $4.0 million, or 21.9% of sales, for the first nine months of fiscal 2008 to $3.3 million, or 19.8% of sales, during the corresponding period of fiscal 2009. The decreases in technical fiber gross profit and gross profit percentage resulted from the inability of the business to absorb certain fixed costs due to decreased production of technical fiber products. The gross profit of the other products remained unchanged at $0.3 million for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
Application and market development costs were $5.5 million in the first nine months of fiscal 2009 and $5.9 million in the first nine months of fiscal 2008. These costs included product and market development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
Selling, general and administrative increased by $2.6 million, to $14.7 million in the first nine months of fiscal 2009 from $12.1 million in the first nine months of fiscal 2008. The Company recorded $2.2 million for the cost of employee services received in exchange for equity instruments under SFAS 123(R) during the first nine months of fiscal 2009 and $1.8 million in the first nine months of fiscal 2008. Bad debt expense increased by $0.5 million as the Company increased its reserves related to potentially uncollectible receivables. Legal expenses increased $0.7 million as the Company accrued additional interest related to the SP bond and paid final amounts to resolve the case. Administrative costs for the Mexico operations for the nine months ended June 30, 2009 were $0.9 million compared to de minimis for the comparable period for fiscal 2008, as the plant was still in its construction phase and most costs were capitalized.
Operating income was $5.3 million for the first nine months of fiscal 2009 compared to income of $20.4 million in the first nine months of fiscal 2008. Carbon fiber operations reported operating income of $13.5 million for the first nine months of fiscal 2009 compared to income of $28.1 million in the first nine months of fiscal 2008. The decrease was due to decreased sales of 23.8% discussed above and the excess capacity costs expensed during the period. Operating income in technical fibers declined, from $1.6 million for the first nine months of fiscal 2008 to $1.4 million for the first nine months of fiscal 2009. Corporate/other reported an operating loss of $9.6 million for the nine months ended June 30, 2009 compared to a loss of $9.3 million for the nine months ended June 30, 2008.
Interest income was $0.3 million for the nine months ended June 30, 2009 compared to $2.6 million in the corresponding period fiscal 2008. The decrease was a result of a lower cash balance on hand as funds were used purchase and refurbish carbon fiber and precursor lines in Mexico.
Interest expense was $1.2 million for the nine months ended June 30, 2009, compared to $1.3 million in the corresponding period of fiscal 2008. During the first nine months of fiscal 2008, $4.1 million of interest expense was capitalized as part of project cost. The Company’s cost of interest on the related convertible debt declined as principal amortization and conversion to common stock occurred during fiscal 2008 and 2009.
Amortization of financing fees, which are non-cash expenses, was approximately $4.7 million during the nine months ended June 30, 2009 compared to $5.0 million during the corresponding period for fiscal 2008. (See “—Liquidity and Capital Resources”).
Other expense, net, was an expense of $0.4 million for the first nine months of fiscal 2009 compared to an expense of $0.5 million for the first nine months of fiscal 2008. Other expense, net for the first nine months of fiscal 2009 consists primarily of loss on the disposal of fixed assets.
Gain on foreign currency translations improved to a $2.1 million gain for the first nine months of fiscal 2009, compared to a $2.0 million loss for the same period of fiscal 2008. Both the Euro and the US dollar gained in value against the HUF. As most of the Company’s accounts receivable are denominated in Euros, the strengthening in value resulted in a gain recognized for our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.
Income tax expense was $1.8 million for the first nine months of fiscal 2009 compared to an expense of $4.9 million for the corresponding period in the prior year. During the first nine months of fiscal 2009, the Company amortized the deferred tax asset by $0.7 million, reducing the existing net operating loss carryforward. The Company incurred $0.9 million expense during fiscal 2009 due to the local Hungarian municipality tax. The Company accrued approximately $0.2 million in state and local income taxes in the U.S. and Mexico.

During fiscal 2008, the Company amortized the deferred tax asset by $2.0 million, reducing the existing net operating loss carryforward. An additional income tax expense of $1.7 million was recorded for fiscal 2008 as the Company accrued for a special Hungarian tax of 4% on pre-tax net income. The Company also incurred $1.1 million expense during the third quarter related to the local Hungarian municipality tax. The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
The foregoing resulted in a net loss of $0.4 million for the nine months ended June 30, 2009 compared to net income of $9.2 million for the first nine months of fiscal 2008. Similarly, the Company reported a net loss per share of $0.01 on a basic and diluted basis for the nine months ended June 30, 2009 and $0.27 on a basic and diluted basis for the nine months ended June 30, 2008.
Liquidity and Capital Resources
The Company believes its cash currently on hand, cash flow from operations, and available credit facilities should be sufficient to fund its identified liquidity needs over the next twelve months.
In August 2007, the Company completed a public offering of 3,615,000 shares of common stock at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity. Property and equipment, net, decreased from $288.9 million at September 30, 2008 to $253.7 million at June 30, 2009, due primarily to the 17% decline in value of the HUF, which is the functional currency of our Hungarian operations.
Cash Used In Operating Activities
Operating activities provided $9.0 million of cash for nine months ended June 30, 2009. Cash flows were negatively affected during fiscal 2009 by the payment $5.8 million to resolve litigation involving an investment banker (see Note 7 of the Notes to Condensed Consolidated Financial Statements). In February 2009, the Company used $23.5 million of restricted cash to resolve litigation involving SP Systems. Restricted cash has been shown as a use of cash in investing activity during fiscal 2008, 2007 and 2006, so its usage in 2009 had no impact on unrestricted cash balances. Increased inventory levels used $9.6 million of cash in the current year-to-date period. The Company will seek to reduce inventory levels going forward. Cash flows were positively affected by operating income before depreciation of $17.3 million.
Operating activities provided $16.7 million of cash for nine months ended June 30, 2008. Cash flows were positively affected by operating income before depreciation of $31.8 million. Inventory levels increased $16.3 million during the first nine months of fiscal 2008 as the Company grew the inventory levels in anticipation of growing future revenue.
Cash Used In Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2009 was $19.9 million, which consisted of capital expenditures to expand production lines of the Company’s precursor facilities and carbon fiber operations to meet the anticipated long-term demand for carbon fiber products. This was offset by $1.6 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 4 of the Notes to Condensed Consolidated Financial Statements).
Net cash used in investing activities for the nine months ended June 30, 2008 was $93.9 million which consisted $20.9 million of capital expenditures primarily at the Company’s precursor and carbon fiber facilities, a $30.3 million increase in construction payables and a $9.7 increase in restricted cash. This was offset by $3.3 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 4 of the Notes to Condensed Consolidated Financial Statements).
Cash Provided (Used) By Financing Activities
Net cash used for financing activities was $1.2 million in fiscal 2009 as the Company repaid convertible debt of $7.9 million, which was offset by increasing borrowings on our lines of credit by $6.7 million.
Net cash used by financing activities was $3.0 million in fiscal 2008, as the Company repaid $1.9 million of its Hungarian term loan, and repaid $2.6 million of its U.S. term loans, while the exercise of stock options and warrants provided $1.5 million.

Future Contractual Obligations
In the table below, we set forth our enforceable and legally binding obligations as of June 30, 2009. Some of the amounts included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements for discussion of the Company’s debt agreements.

	Payments Due by Period
		Less than		3-5	Over
	Total	1 year	1-3 years	years	5 years
Convertible debentures (a)	$6,950	$6,950	$—	$—	$—
Credit Lines	$11,750	$11,750	$—	$—	$—
Other long-term debt	1,117	—	1,117	—	—

Total long-term debt obligations	19,817	18,700	1,117	—	—
Operating lease obligations (b)	2,863	989	1,813	61	—
Capital leases obligations	195	158	37	—	—

Total debt and leases	22,875	19,847	2,967	61	—
Contractual interest payments (c)	206	183	23	—	—
Purchase obligations (d)	1,618	1,618	—	—	—

Total contractual obligations	$24,699	$21,648	$2,990	$61	$—

(a)	Convertible debentures are presented on the balance sheet net of debt discount of $0.8 million.

(b)	Includes four-year contract for nitrogen gas facility and equipment at approximately $873,000 per year.

(c)	Amounts represent the expected cash payment of interest on our debt.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
The future contractual obligations and debt could be reduced by up to $7.1 million in exchange for up to 0.3 million shares of common stock. The following table sets forth our contractual obligations on a pro forma basis assuming all the convertible debt was converted as of June 30, 2009 (amounts in thousands):

	Conversion		Less than		3-5	Over
	price	Total	1 year	1-3 years	years	5 years
Total contractual obligations		$23,893	$20,842	$2,990	$61	$—

May 2006 issuance	$25.51	3,600	3,600	—	—	—
July and October 2006 issuance	$25.51	3,349	3,349	—	—	—
Interest payments		136	136	—	—	—

Total contractual obligations assuming conversion on June 30, 2009		$16,808	$13,757	$2,990	$61	$—

As of August 7, 2009 the last reported sale price of the Company’s common stock was $10.20 per share.
Revolving Credit Facility
In February 2009, the Company extended its existing U.S. line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an eligible borrowing base, which as of June 30, 2009 exceeded $10.0 million. Total borrowings under the facility were $8.0 million as of June 30, 2009.
The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, the term of which expires December 2009. Total borrowings under this credit facility were $3.8 million at June 30, 2009, with $2.2 million of remaining availability. The credit facility is a term loan with quarterly interest payments.

Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $14.7 million as of June 30, 2009) to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.3 billion, HUF 0.7 billion and HUF 1.6 billion in grant funding during fiscal 2009, 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received. The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to achieve certain revenue and employment targets during a five-year measurement period contracted to begin October 2010. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.
Convertible Debt
The following tables summarize the activity regarding our convertible debt conversions during the first nine months of fiscal years 2009 and 2008. There were no conversions of convertible debt during the second or third quarter of fiscal 2009.

	Fiscal Year 2009
	Three months ended December 31, 2007
	Number
	Of Shares	Conversion	Equity
Issuance	Converted	Price	Value

July 2006	16,264	$15.40	$250,466

	16,264		$250,466

	Fiscal Year 2008
	Three months ended December 31, 2007			Three months ended March 31, 2008
	Number			Number
	Of Shares	Conversion	Equity	Of Shares	Conversion	Equity
Issuance	Converted	Price	Value	Converted	Price	Value
May 2006	54,879	$25.51	$1,399,963	75,338	$25.51	$1,921,872
July 2006	9,820	25.51	250,508	9,820	25.51	250,508
October 2006	47,040	25.51	1,199,990	26,133	25.51	666,653

	111,739		$2,850,461	111,291		$2,839,033

	Three months ended June 30, 2008
	Number
	Of Shares	Conversion	Equity
Issuance	Converted	Price	Value
May 2006	70,561	$25.51	$1,800,011
July 2006	9,820	25.51	250,508
October 2006	29,378	25.51	749,432

	109,759		$2,799,951

	As of September 30, 2008			As of June 30, 2009
	Number of			Number
	Shares Issuable	Conversion	Proceeds	of shares	Conversion	Proceeds
	On Conversion	price	outstanding	outstanding	price	outstanding
May 2006	352,803	$25.51	$9,000,005	141,125	25.51	3,600,099
July 2006	58,800	25.51	1,499,988	29,516	25.51	752,953
October 2006	178,342	25.51	4,549,504	101,790	25.51	2,596,663

	589,945		$15,049,497	272,431		6,949,715

During the third quarter of fiscal 2009, as the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock was below $12.50 on the due date of principal payments, accordingly, the Company paid out the quarterly installments of principal amortization in cash for $1.8 million, $0.3 million, and $0.6 million related to the May 2006, July 2006, and October 2006 issuances, respectively.

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
Each outstanding issuance of convertible debt is summarized in the table below which sets forth the significant terms of the debt, warrants and assumptions associated with valuing the conversion feature and warrants:
Outstanding Convertible Debt Issuances

	May 2006 (1)	July 2006 (1)	October 2006 (1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	Libor plus 4%	Libor plus 4%	Libor plus 4%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406 shares	34,370 shares	102,835 shares
Term of warrants	60 months	60 months	60 months
Per share exercise price of warrants	$28.06	$28.06	$28.06
Fair value per warrant at issuance	$26.03	$23.89	$22.13
Value per share of conversion feature at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Stock volatility at issuance	106%	111%	117%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature.
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

Amortization of Financing Fees and Debt Discount
The May 2006, July 2006 and October 2006 issuances were considered to have a beneficial conversion feature because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the market price of the Company’s common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and is accreted to its face value over the life of the convertible security and expensed into the Company’s consolidated income statement. The Company records the fair value associated with the warrants using the Black-Scholes option-pricing model. See the table below for impact of amortization of financing fees and debt discount on the financial results for the three and nine months ended June 30, 2009 and 2008 (amounts in thousands).

	Three months ended June 30, 2009			Nine months ended June 30, 2009
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$326	$482	$808	$1,378	$2,032	$3,410
July 2006 issuance	51	62	113	209	255	464
October 2006 issuance	70	81	151	263	303	566

	$447	$625	1,072	$1,850	$2,590	4,440

Deferred financing costs			65			255

Total			$1,137			$4,695

	Three months ended June 30, 2008			Nine months ended June 30, 2008
		Conversion			Conversion
	Warrants	Feature	Total	Warrants	Feature	Total
May 2006 issuance	$487	$719	$1,206	$1,450	$2,140	$3,590
July 2006 issuance	55	67	122	175	213	388
October 2006 issuance	91	105	196	305	352	657

	$633	$891	1,524	$1,930	$2,705	4,635

Deferred financing costs			124			410

Total			$1,648			$5,045

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	June 30, 2009
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$189	$280	$469
July 2006 issuance	48	58	106
October 2006 issuance	107	123	230

	$344	$461	805

Debt acquisition cost and financing fees			154

Total			$959

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	$2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	5,245

Debt acquisition cost and financing fees			416

Total			$5,661

Earnings Per Share
In accordance with SFAS No. 128, “Earnings per Share,” the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at June 30, 2009 and 2008 which are not included in the determination of diluted earnings per share because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.4 million and 1.4 million shares, respectively, would have been included in the Company’s diluted earnings per share calculation for the three and nine months ended June 30, 2009 and 2008.

The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the three and nine months ended June 30, 2009 and 2008, respectively:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerators:
Net (loss)income	$(1,429)	$2,309	$(421)	$9,231

Denominators:
Average shares outstanding – basic	34,396	34,201	34,401	33,951
Impact of convertible debt, warrants and stock options	—	14	—	89

Average shares outstanding – diluted	34,396	34,215	34,401	34,040

Basic (loss) income per share	$(0.04)	$0.07	$(0.01)	$0.27

Diluted (loss) income per share	$(0.04)	$0.07	$(0.01)	$0.27

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
In April 2007, the Company reported the results of litigation related to an action filed against our Zoltek Corporation subsidiary by SP Systems. On February 9, 2009, the Company resolved the litigation by paying a judgment using $23.5 million of restricted cash. Zoltek has filed a separate lawsuit alleging that SP Systems breached its supply agreement and committed fraud against Zoltek. Zoltek is claiming actual and punitive damages in excess of $78 million in that suit, which it will continue to vigorously prosecute.
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

The Company does not currently employ a foreign currency hedging strategy related to the sales of Zoltek Zrt. or Zoltek de Mexico. Hungary and Mexico are not considered to be highly inflationary or deflationary economies. As of June 30, 2009, the Company has a long-term loan with its Zoltek Zrt. subsidiary of $108.0 million and a long-term loan with its Zoltek de Mexico subsidiary of $75.0 million. The Company does not expect the loan to be repaid in the foreseeable future. In fact the Company expects the loan to increase as the Company continues to finalize its initial investment in precursor and carbon fiber operations at its Mexican facility. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.
* * *
Special Note Regarding Forward-Looking Statements
The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company’s actual results could differ materially from those in the forward-looking statements. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (5) maintain profitable operations; (6) increase our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development in a range of industries; (9) manufacture low-cost carbon fibers and profitably market them despite increases in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and add carbon fiber production lines; (11) resolve the pending non-public, fact-finding investigation being conducted by the Securities and Exchange Commission; (12) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (13) successfully prosecute patent litigation; and (14) manage the risks identified under “Risk Factors” in our filings with the SEC.
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
Evaluation of Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
See Note 7 of the Notes to Condensed Consolidated Financial Statements for a summary of the Company’s legal proceedings, which is incorporated herein by reference.

Item 6.	Exhibits
See Exhibit Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)
Date: August 10, 2009	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.