Form 10-K
period 2009-09-30
ZOLTEK COMPANIES INC
filed 2009-11-30
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an “accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2009: approximately $187,570,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 25, 2009: 34,424,441 shares of Common Stock, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference into the indicated Part of this Report:

Document	Part of Form 10-K

Proxy Statement for the 2010 Annual Meeting of Shareholders	III

ZOLTEK COMPANIES, INC.
INDEX

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward-Looking Statements.”
Overview
We are an applied technology and advanced materials company. We are a leader in the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron® trade name.
We led the development of the carbon fiber commercialization concept and we believe we are the largest manufacturer primarily focused on producing low-cost carbon fibers for commercial applications. Our mission has been to introduce and lead the commercialization of carbon fibers as a low-cost but high performance reinforcement of composites used as a primary building material in everyday products. We have spent over 15 years developing and refining our proprietary technology and manufacturing processes and capacity. Until fiscal 2004, the high cost of carbon fibers precluded all but the most demanding applications, limiting carbon fiber use primarily to aerospace and sporting goods applications. While the basic technology to manufacture commercial and aerospace carbon fibers is the same and fiber-to-fiber properties are equivalent, demands for specific fabrication methods, significantly higher capital requirements, level of quality documentation and certification costs make the aerospace fibers significantly more costly to produce than carbon fiber suitable for commercial applications.
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
During 2005 and 2006, Airbus and Boeing initiated production of new generation aircraft utilizing carbon fiber composites in critical airframe structures (e.g., fuselage and wings). We believe the demand for carbon fibers for these programs absorbed the substantial majority of capacity of manufacturers for aerospace applications. At about the same time, the adoption of carbon fibers in longer wind turbine blades created a new demand for commercial carbon fibers. This triggered a significant divergence of demand for carbon fibers between aerospace and commercial applications.
The divergence in the aerospace and commercial applications led in fiscal 2006 and 2007 to strains in our ability to meet all the demand from our wind energy customers and we were unable to take on new customers. When we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. In view of the supply shortages, we embarked on an expedited capacity expansion which now has been largely completed. As a result we currently have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. At the same time, manufacturers of carbon fibers for aerospace applications added substantial capacity to meet demand for aircraft production.
During fiscal 2009, the commercial carbon fibers markets we serve have been negatively impacted by the recessionary economic conditions in the United States and international economies, including a sudden, but we believe only temporary, slowdown in the growth of wind turbine business. At the same time, there were unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers that resulted in a significant decrease in the aerospace market demand. This factor, as well as substantial increases in installed capacity for both aerospace and commercial carbon fibers, led to an increase in price and sales competition between aerospace and commercial carbon fiber manufacturers, particularly in certain cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized. While this situation has negatively impacted our financial results, we plan to be ready to respond to anticipated accelerating demand on a scale we experienced in the 2005 to 2006 time period. We are also maintaining our available unused capacity in a ready mode to avoid the kind of difficulties and delays in reacting to new orders that we experienced in 2005 and 2006.
We are aggressively marketing to obtain new business in existing applications and new customers in new applications. New applications tend to require relatively long sales cycles due to the new product development and manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. During 2009, we have added additional sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success through new customers and sales in those regions. We expect our market development efforts will be successful over the long run.

In addition to the adverse impact of the global economic downturn, four other key factors led to declines in our revenues, operating earnings and margins. First, after years of growing at a 20-25% annual rate, worldwide growth in electricity generation from wind energy has slowed to an estimated 10%. Second, price decreases caused approximately 25% of our revenue decline. Decreases in raw material and energy costs were passed along to customers through prices reductions; however, market pressure from lower customer demand forced price decreases to exceed the cost savings. Third, currency fluctuations caused approximately 20% of our decline in revenue. Fourth, available unused capacity, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” was responsible for $7.4 million in unallocated costs (including depreciation) during the fiscal year, without contributing to revenues or gross profit. While Zoltek is confident that the additional capacity will be quickly absorbed as soon as the wind energy business returns to a more robust growth rate and new customers and applications develop, available unused capacity will continue to negatively impact gross margins and operating income. We could take steps to significantly reduce these charges in the future, but we view this as an investment in maintaining our facilities and core staff in a ready mode to minimize the cost and time to restart facilities as the market conditions change.
In order to manage our business, we track it in three separate business segments: carbon fiber segment, technical fiber segment and corporate/other segment, which consists of ancillary activities not directly related to the carbon fiber or technical fiber segments.
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
Support New Commercial Markets and Applications Development. To further accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, we have pursued various initiatives, including partnerships with potential users of carbon fibers to act as catalysts in the development of new low-cost, high-volume products. We believe that our supply relationships with customers for wind energy applications are the direct result of these development efforts.
During September 2009, the Company announced that it entered into a one year technology and marketing agreement with Global Blade Technology, which we expect to accelerate adoption of carbon fibers as wind turbine blade lengths continue to increase. Zoltek and GBT are joining forces to accelerate the design and manufacture of advanced wind turbine blades utilizing Zoltek carbon fibers. GBT offers design, engineering, prototype development, testing and manufacturing assistance for new and existing wind turbine and independent turbine blade manufacturers. We also believe that research and development expenditures will be the primary means by which we can facilitate new product applications.
Capacity Leadership to Keep Pace with Long-Term Demand Growth. We believe that our decision to build and maintain significant available capacity will allow us the ability to enter into additional long-term supply arrangements with high-volume customers. We have developed, and are continually seeking to improve, proprietary continuous carbonization line designs in order to increase efficiency and shorten lead time from the time of the decision to add lines to the time when the lines become operational. In addition, we have continuously improved our ability to produce acrylic fiber precursor at low costs and in sufficient quantities to support our growth in carbon fiber capacity. The ability to increase capacity in response to the growth of the commercial markets is essential to encouraging development of large-volume applications.
Develop Model for Long-Term Joint Ventures with Strategic Partners. Our industry currently has no established means for supplying identified large scale applications for which carbon fiber composites have been proven to offer transformational technology, such as structural use in mass produced cars to increase fuel efficiency through reduced weight and improved safety due to superior strength and stiffness. Accordingly, Zoltek is seeking to leverage its proprietary expertise by developing a business model with the goal of proliferating carbon fiber technology to new customers in capital intensive industries who would partner with us to invest in the plants necessary to launch these high volume applications. Although we expect it will take some time and our approach will evolve to address opportunities as they develop, we believe this strategy can support a quantum leap in the commercial carbon fiber industry.

Emerging Applications
We have identified emerging applications for our products with high growth potential across a variety of industries. Among them are:
•	Wind Energy
According to the Global Wind Energy Council (GWEC), the total market for wind turbines was worth around 36.5 billion Euros ($51.5 billion U.S. dollars) in 2008. GWEC predicts that in 2013, five years from now, global wind generating capacity will stand at 332 GW, up from 120 GW at the end of 2008. GWEC also predicts that during 2013, 56.3 GW of new capacity will be added to the global total, more than double the annual market in 2008. According to the GWEC, the annual growth rates during this period will average 22.4% in terms of total installed capacity, and 15.8% for the annual market. These rates are modest compared to past developments: in the past ten years, published sources have reported an average increase of 28.2% for total capacity and 28.3% for annual capacity.
Zoltek continues to be the leading supplier of the low-cost, high-performance carbon fibers used in building the largest and most advanced wind turbines. As the blades on new wind turbines get larger, the use of carbon fibers improves performance and reduces manufacturing costs. Zoltek believes that at some point all major turbine manufacturers will require carbon fibers.
•	Deep Sea Drilling
As the price of oil on the world market continues to fluctuate, oil exploration companies are striking out into deepwater, developing reserves beneath the ocean floor a mile or more below the water’s surface. As a result, demand for strong yet lightweight materials able to stand up to the harsh subsea environment has spiked, with a corresponding peak of interest in composites. In a successful demonstration project with a major producer of deep sea drilling platforms, composite rods utilizing our carbon fibers in fabrication of umbilical products were found to deliver equal or superior performance at affordable cost, compared to composite rods utilizing aero-space grade carbon fibers. The composite rods are designed to demonstrate the ability to succeed where steel cables begin to fail — in counteracting the greater axial loads encountered in ultra deepwater, meaning depths exceeding 8,000 feet. At these depths, steel is subject to deformation or stretching. Additional test projects are being planned to demonstrate the effectiveness of carbon fibers in other deep sea drilling applications.
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
Customers
In the fiscal years 2009, 2008 and 2007, we reported net sales of $74.2 million, $75.1 million and $49.9 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer, which represented 53.6%, 40.4% and 33.0% of our net sales, respectively, during such periods. The related open accounts receivable balance at September 30, 2009 and 2008 were $21.1 million and $17.2 million, respectively. The Company reported net sales of $24.6 million and $25.1 million in fiscal 2008 and 2007, respectively, to Gamesa Group, another leading wind turbine manufacturer, which represented 13.3% and 16.6% of our net sales, respectively, during such fiscal years. These were the only customers that represented greater than 10% of consolidated net sales during these years.
Backlog
Sales of our products are generally made pursuant to customer purchase orders. In recent years, our customers have increasingly demanded shorter order lead times and “just-in-time” delivery performance. While we have many multi-year contracts with our major customers, most of these contracts specify the customers’ requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured. As a result, twelve-month order backlog is not a meaningful indicator of future revenues for us.

Company Operations
We have manufacturing plants in Nyergesujfalu, Hungary, Guadalajara, Mexico, Abilene, Texas and St. Charles, Missouri. Our plant in Hungary is our major carbon fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and oxidized fibers. Our Texas plant houses carbon fiber manufacturing lines and value-added processing capabilities. Our Missouri plant is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and also produces limited amounts of carbon fibers and houses a research and development facility. In addition, we have facilities in Salt Lake City, Utah where we design and build composite manufacturing equipment and can produce resin pre-impregnated carbon fibers, called prepregs.
Our facility in Guadalajara, Mexico was acquired in October 2007. We expect it will supply our North American operations with low-cost precursor and will serve as an additional site for carbon fiber production. The first phase of retrofitting the Mexican acrylic precursor plant and installation of carbon fibers lines has been completed, but the plant has delayed initiating production pending resumption of demand. The Mexico plant, which we expect will eventually be our largest facility, will substantially increase our capacity to produce low-cost carbon fibers on a timely and cost-effective basis, and further extended our leadership in the growing commercial carbon fibers sector.
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
An element of our strategy is to offer customers value-added processing of the fibers that we produce. Our longer-term focus is on creating integrated solutions for large potential end users by working directly with carbon fiber customers in the primary market sectors that we target. We perform certain downstream processing, such as weaving, knitting, blending with other fibers, chopping and milling, and preparation of pre-form, pre-cut stacks of fabric. We also manufacture carbon fibers preimpregnated with bonding resin. In addition, our Salt Lake City-based Entec Composite Machines subsidiary designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials.
We also provide composite design and engineering for development of applications for carbon fiber reinforced composites. We reported research and development expenses of $7.6 million, $8.1 million and $7.2 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. For historical financial information regarding our various business segments, see Note 11 of the accompanying Notes to Consolidated Financial Statements.
Competition
Our carbon fibers and technical fibers business segments compete with various other producers of carbon fibers. We are the only publicly-held company that is a “pure-play” in carbon fibers, while all the other six existing competitors’ carbon fiber operations are a small part of their total business. Our existing six major competitors have substantially greater research and development, marketing, financial and managerial resources than we do and represent significant competition for us. We are aware of no single manufacturer of carbon fiber products that competes across all of our product lines and applications. We believe our business model distinguishes us from other carbon fiber manufacturers in supporting the long-term growth of the commercial carbon fiber market.
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
The aerospace carbon fiber manufacturers have tended to enter into direct competition with us primarily when they engage in significant discounting to protect their market share and to sell in spot markets. SGL Carbon currently is our principal competitor in the oxidized fiber market.
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
International
The Company conducts its carbon fiber products operations primarily in North America and Europe. The Company sells its carbon fibers globally. There are unique risks attendant to the Company’s foreign operations, such as currency fluctuations. For additional information regarding our international operations, see Note 11 of the accompanying Notes to Consolidated Financial Statements and the information included under “Item 1A-Risk Factors.”

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
Employees
As of September 30, 2009, we employed approximately 377 persons in our North American operations and approximately 759 in our European operations.
Our U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Zrt., our Hungarian subsidiary, there are two active unions (some Zoltek Zrt. employees belong to both unions). Management meets with union representatives on a regular basis and there have not been any problems or major disagreements with either union in the past five years. We believe that overall our employee relations are good. At our Mexican subsidiary employees are also represented by a union which was selected by our subsidiary.
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
This Annual Report on Form 10-K for fiscal 2009 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward Looking Statements.”
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
This Form 10-K and the information incorporated by reference in the Form 10-K also contain statements that are based on the current expectations of our company. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (5) maintain profitable operations; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development in a range of industries; (9) manufacture low-cost carbon fibers and profitably market them despite increases in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and add carbon fiber production lines; (11) resolve the pending non-public, fact-finding investigation being conducted by the Securities and Exchange Commission; (12) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (13) successfully prosecute patent litigation (14) successfully implement and coordinate our new alliance with Global Blade Technology; and (15) manage the risks identified under “Risk Factors” in our filings with the SEC.
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
Our growth and profitability is dependent on growth in demand for carbon fibers and entering into new supply agreements.
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
For fiscal 2009, our largest customer represented approximately 53.6% of our revenue and our three next largest customers accounted for 24.0% of our revenue. We anticipate that significant customer concentration will continue for the foreseeable future, although the composition of our largest customers may change from period to period. A significant portion of our total sales in fiscal 2009 were to customers in the wind energy market. Significant changes in demand for our customers’ wind turbines, the shares of their requirements that are awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. Our contracts with certain customers allow them to terminate their agreements with us or require us to make substantial penalty payments in the event we fail to perform our obligations under our agreements with them. The loss of, or significant reduction in the purchases by, these customers or any other significant customers could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.
We reported net losses from continuing operations for fiscal 2009, 2007 and each of the five fiscal years preceding it.
Although we reported net income in fiscal 2008, we have reported losses from continuing operations of $7.1 million, $12.3 million, $17.1 million, $38.2 million, $65.8 million $2.0 million, and $4.2 million in fiscal years 2002, 2003, 2004, 2005, 2006, and 2007, and 2009 respectively. Net losses from continuing operations for the fiscal years 2002, 2003, 2004 and 2005 were attributable primarily to the cost of development and preliminary execution of our carbon fiber commercialization strategy.
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
For fiscal 2009, approximately 77.3% of our revenues were supplied by our operations in Hungary. Our operations in Hungary and Mexico and our sales in other foreign countries are subject to risks associated with foreign operations and markets generally, including the fact that many members of our senior management are resident in the United States, foreign currency fluctuations, unexpected changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer payment cycles for accounts receivable, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.
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
Our existing credit facilities expire on January 1, 2010 and failure to extend or replace these facilities could have a material adverse effect on us.
Our existing $10.0 million U.S. credit facility and our $9.7 million Hungarian credit facility expire on January 1, 2010. Based on our existing relationships with our lenders and our current financial condition, we believe that we will be able to extend these credit facilities beyond their current expiration dates or, if necessary, replace these facilities. The failure to extend or replace our credit facilities on favorable terms could have a material adverse effect on our business, including our operating results and financial condition.
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
Our stock price has fluctuated substantially over the past three years. Future announcements concerning us or our competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, developments regarding proprietary rights, changes in earnings estimates by analysts or reports regarding us or our industry in the financial press or investment advisory publications, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many emerging growth companies fluctuate widely for reasons often unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates, world events, military conflicts or market-sector declines, may materially and adversely affect the market price of our common stock. Any information concerning us, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards, or otherwise emanating from a source other than from us, should not be relied upon as having been supplied or endorsed by us.
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
Zsolt Rumy, our founder and principal shareholder, owns approximately 17.7% of outstanding shares of common stock. As a result, he has and will continue to have effective voting control over our company, including the election of directors, and is able to effectively prevent an affirmative vote which would be necessary for a merger, sale of assets or similar transaction, irrespective of whether other shareholders believe such a transaction to be in their best interests.
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

		Approximate Area
Location	Use	(in square feet)	Status

St. Louis, Missouri	Administrative, marketing and	30,000	Owned
	central engineering offices

St. Charles, Missouri	Carbon and Technical fiber	107,000	Owned
	manufacturing and R&D facility

Abilene, Texas	Carbon fiber manufacturing	278,000	Owned

Salt Lake City, Utah I	Composite fabrication equipment	65,000	Owned/Mortgaged
	design and manufacturing

Salt Lake City, Utah II	Carbon fiber prepreg manufacturing	35,000	Leased

Nyergesujfalu, Hungary	Carbon fiber, acrylic fiber precursor	2,000,000	Owned

Guadalajara, Mexico	Carbon fiber, acrylic fiber precursor	1,400,000	Owned
Item 3. Legal Proceedings
Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. In addition, we may incur additional legal costs in connection with pursuing and defending such actions. As of September 30, 2009, the Company does not have an accrual established for legal liabilities.
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

Item 4. Submission of Matters to a Vote of Security Holders
The Company did not submit any matters to a vote of its security holders during the quarter ended September 30, 2009.
Item 4A. Executive Officers of the Registrant
The name, age, position and principal occupation of each of the executive officers of the Company is set forth below:
Zsolt Rumy, age 66, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975 and served as its interim Chief Financial Officer from May 2008 to April 2009. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966.
Karen M. Bomba, age 45, has served as the Chief Operating Officer of the Company since March 2008. From 2000 to 2008, Ms. Bomba served as Chairman and CEO of Messier-Bugatti USA, a subsidiary of Messier-Bugatti, SAFRAN Group, a producer of aircraft carbon brakes and systems. Prior positions included Business Line Manager and Focused Factory Manager of Hitco Carbon Composites’ Aircraft Structures, Insulation Products and Carbon Businesses, and Manufacturing Engineering Manager of the B2 Assembly and Systems Checkout. Ms. Bomba has a Mechanical Engineering BS from Rensselaer Polytechnic Institute and was awarded a Northrop Fellowship for graduate work in Manufacturing Engineering at UCLA.
Andrew W. Whipple, age 46, has served as the Chief Financial Officer since April 2009. Prior to this, he served as Chief Accounting Officer of the Company from May 2008 to April 2009. Mr. Whipple served as a Senior Manager in the St. Louis office of Deloitte & Touche, LLP where he worked from 1993 to 1998, when he joined Digital Teleport, Inc. as its Controller and was later promoted to Chief Financial Officer. After Digital Teleport was acquired by CenturyTel in June of 2003, he became Vice President of Operational Support at the telecommunications company and served there for four years prior to joining E3 Biofuels as its Chief Financial Officer from 2007 to 2008. Mr. Whipple is a CPA and received his degree in accounting from Virginia Tech in 1985.
George E. Husman, 64, has served as the Chief Technology Officer of the Company since January 2007. Mr. Husman holds a B.S. in aerospace engineering from the University of Cincinnati and a M.S. in materials engineering from the University of Dayton. He spent 18 years at the Materials Directorate at Wright-Patterson Air Force Base in research and management positions, including Director of the Nonmetallic Materials Division. Upon leaving the Air Force in 1986, he joined BASF Structural Materials, Inc., in Charlotte, North Carolina, as Vice President for Business Development. At BASF, he also served as VP & General Manager of Thermoplastic Composites and Vice President for Research and Development. In 1993, Mr. Husman joined Southern Research Institute in Birmingham, Alabama, as Vice President of the Engineering Division, and prior to joining Zoltek, he was the Associate Director for Research in the School of Engineering at the University of Alabama at Birmingham.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: “ZOLT”) is traded in the Nasdaq Global Select Market. The number of beneficial holders of the Company’s stock is approximately 34,000, including shareholders whose shares are held in “nominee” or “street” names. As of September 30, 2009, there were 454 holders of record of the Company’s common stock. The Company has not paid cash dividends on any of its common stock and does not intend to pay cash dividends on common stock for the foreseeable future.
Set forth below are the high and low bid quotations as reported by the Nasdaq Global Select Market for the periods indicated. Such prices reflect interdealer closing prices, without retail mark-up, markdown or commission:

	Fiscal year ended		Fiscal year ended
	September 30, 2009		September 30, 2008
	High	Low	High	Low
First Quarter	$17.77	$4.28	$47.83	$34.10
Second Quarter	9.39	5.02	42.44	20.97
Third Quarter	12.60	6.50	32.25	22.79
Fourth Quarter	11.44	7.84	24.97	15.26
As of November 27, 2009, the last reported sale price of the Company’s common stock was $9.05 per share.
The following table shows the total number of outstanding options and shares available for future issuances of options under the Company’s existing stock option plans as of September 30, 2009.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price	equity compensation
	exercise of outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	408,337	$23.60	2,163,501
Equity compensation plans not approved by security holders	—	—	—

Total	408,337	$23.60	2,163,501

The Company currently has no equity compensation plans that are not approved by security holders.

Performance Graph
The graph below shows the cumulative total return on common stock for the period from September 30, 2004 through September 30, 2009, in comparison to the cumulative total return on Russell’s 2000 Index and a NASDAQ peer group that we are most comparable to in terms of size and nature of operations. The results shown assume that $100 was invested on September 30, 2004 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of the common stock.

	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009
Zoltek Companies, Inc.	100.00	146.44	284.52	485.86	190.53	116.93
NASDAQ Industrial Index	100.00	112.55	120.53	144.51	105.61	102.35
The Russell 2000 Index	100.00	116.47	126.64	140.58	118.61	105.47

Item 6. Selected Financial Data
ZOLTEK COMPANIES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Fiscal Year Ended September 30,
Statement of Operations Data:	2009	2008	2007	2006	2005
Net sales	$138,756	$185,616	$150,880	$92,357	$55,377
Cost of sales, excluding available unused capacity costs	100,744	134,393	107,506	69,994	52,809
Available unused capacity costs (1)	7,352	—	—	—	2,347
Gross profit	30,660	51,223	43,374	22,363	221
Application and development costs	7,589	8,093	7,230	4,887	3,324
Litigation charge (2)	238	4,884	5,400	22,795	—
Selling, general and administrative expenses	19,438	26,332	19,865	15,243	7,847
Operating income (loss) from continuing operations	3,395	20,007	18,109	(15,675)	(7,626)
Other (expense) income	(5,492)	(7,150)	(18,095)	(49,202)	(29,877)
Income tax expense	(2,105)	(5,416)	(1,986)	(888)	(708)
Net (loss) income from continuing operations	(4,202)	7,441	(1,972)	(65,765)	(38,211)
Discontinued operations:
Operating loss, net of taxes	—	—	(545)	(187)	(2,182)
Gain on disposal of discontinued operation, net of taxes	—	—	—	150	—

Net loss on discontinued operations, net of taxes	—	—	(545)	(37)	(2,182)

Net income (loss)	$(4,202)	$7,441	$(2,517)	$(65,802)	$(40,393)

Net income (loss) per share:
Basic and diluted (loss) income per share:
Continuing operations	$(0.12)	$0.22	$(0.07)	$(2.91)	$(2.12)
Discontinued operations	0.00	0.00	(0.02)	(0.00)	(0.12)

Total	$(0.12)	$0.22	$(0.09)	$(2.91)	$(2.24)

Basic weighted average common shares outstanding	34,402	34,042	28,539	22,575	18,050
Diluted weighted average common shares outstanding	34,402	34,172	28,539	22,575	18,050

	September 30,
Balance Sheet Data:	2009	2008	2007	2006	2005
Working capital (3)	$76,127	$76,000	$147,956	$20,042	$19,072
Total assets (3)	366,845	440,164	403,599	187,684	130,429
Current maturities of long-term debt and credit lines	16,436	12,601	13,813	1,365	374
Long-term debt, less current maturities	981	3,562	6,851	32,002	40,421
Shareholders’ equity (3)	315,465	346,666	320,767	111,661	40,645

(1)	These costs include depreciation and other costs associated with the available unused capacity. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.

(2)	Litigation expenses related to the Scott-Macon case in fiscal 2007 and the SP Systems case in fiscal 2009, 2008 and 2006, as discussed in Note 8 of the Notes to Consolidated Financial Statements.

(3)	The Company completed a public offering of shares in August 2007 and realized net proceeds of $131.5 million, recorded as increases to cash and equity. During fiscal 2008 a substantial portion of those proceeds were used to fund capital expenditure projects in Mexico.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Zoltek, our operations and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:
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
OUR BUSINESS
EXECUTIVE OVERVIEW
We are an applied technology and advanced materials company. We are a leader in the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex ® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product that we refer to as technical fiber, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron ® trade name. We have spent over 15 years developing our proprietary technology and manufacturing processes. We believe that we are the largest capacity manufacturer primarily focused on producing low-cost carbon fiber for commercial applications.
KEY PERFORMANCE INDICATORS
Our management monitors and analyzes several key performance indicators within each of these segments to manage our business and evaluate our financial and operating performance, including:
Revenue. In the short-term, management closely reviews the volume of product shipments and indicated customer requirements in order to forecast revenue and cash receipts. In the longer-term, management believes that revenue growth through new product applications is the best indicator of whether we are achieving our objective of commercializing carbon fiber. We expect that new applications, including those we are attempting to facilitate, will continue to positively affect demand for our products.
The following factors have affected the net sales of our Carbon Fiber segment in recent years: (1) the growth in emerging applications using carbon fiber, such as wind turbines; (2) increases in our manufacturing capacity; (3) foreign currency fluctuations; (4) selling prices; and (5) global economic and capital market conditions affecting our customers. We expect that our net sales in future periods will continue to be affected by all of these factors. During fiscal 2009, we implemented selected price decreases primarily as a result of decreases in raw material costs. We periodically change our prices based on changes in our costs, as well as to reflect overall market conditions. The net sales of our Technical Fiber segment have been affected in the past, and we expect will continue to be affected in the foreseeable future, by the demand and order patterns resulting from aircraft brake manufacturers.
Gross profit. Our total gross profit for fiscal 2009, 2008, and 2007 was 22.1%, 27.6%, and 28.7%, respectively. Management focuses on maintaining and improving the gross profit over the long-term while leading the commercialization of carbon fiber and controlling associated costs. As such, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging markets. Gross margin was negatively impacted by 5.3% by available unused capacity costs of $7.4 million in fiscal 2009. The primary cost components of our Carbon Fiber and Technical Fiber segments are energy and acrylonitrile, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production.
Operating expenses. Our operating expenses are driven by headcount and related administrative costs, marketing costs, and research and development costs. We monitor headcount levels in specific geographic and operational areas. We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.
Cash flow from operating activities. Cash flow from operating activities for fiscal 2009, 2008, and 2007 was $15.2 million, $20.2 million, and $6.9 million. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to ongoing operating results.
Liquidity and cash flows. Due to the variability in revenue, our cash position varies. We closely monitor our expected cash levels, particularly as it relates to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover. Management also monitors debt levels and the financing costs associated with debt. We expect to repay all our outstanding long-term debt during fiscal 2010 and to continue to finance our working capital needs with bank lines of credit.

BUSINESS TRENDS
At the end of fiscal 2008, we completed our expansion plans and essentially doubled our production capacity over the immediately preceding two fiscal years. Our capacity increase was completed just as world trade dropped and the global economy began to experience deep recession. During fiscal 2009, we have seen a sudden, but we believe only temporary, slowdown in the growth of wind turbine business. This occurred at the same time as a significant decrease in the aerospace market due unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers. Inasmuch as producers of carbon fibers for commercial and aerospace applications had greatly increased their installed capacity over the past few years, we have seen intensified competition between aerospace and commercial carbon fiber manufacturers in cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized.
In this business environment, management continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites. Management primarily emphasized the following areas:
•	Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in India, China and Korea, which have shown growth for wind energy and other applications.
•	Business Development in Emerging Applications. We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In addition to producing carbon fibers for the existing prepreg technology used by many of our large wind turbine customers, we have recently begun shipments of carbon fibers qualified for use in the infusion process utilized by other wind turbine blade manufacturers. We also are seeking to qualify our products for use in aerospace secondary structures such as floor, luggage bins and seats, and anticipate increased sales in this market as the production of new jetliners increases. Additionally, we are gearing up for the anticipated next phase of wider use of carbon fibers in automotive applications.
•	Operating Cash Flows and Cash Management. Despite a 25% decrease in sales, we had positive operating cash flows of $15.2 million in fiscal 2009, compared to $20.2 million during fiscal 2008. Increased inventory levels used $4.3 million in fiscal 2009. The Company seeks to reduce inventory levels going forward. In order to accomplish this goal the Company is focused on increasing sales and reducing production levels to better match current sales rates. During fiscal 2009, we established collection targets and payment schedules for all customers and suppliers to improve better control our days’ sales outstanding and days’ payables outstanding. The Company paid down $10.6 million of its convertible debt and $22.2 million of capital expenditures and construction payables related primarily to the expansion of precursor and carbon fiber lines in Mexico. Even with these cash outlays which are not expected to recur in fiscal 2010, the Company’s cash balance only declined by $8.3 million. We feel that we are in a position to pay down our remaining debt with operating cash flows and revolving credit borrowings and increase our cash balance during fiscal 2010.
RESULTS OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2008
The Company’s sales decreased 25.2%, or $46.9 million, to $138.8 million in fiscal 2009 from $185.6 million in fiscal 2008. The decline in revenue was primarily due to declined sales volume, pricing declines resulting from significant cost reduction in raw materials and energy and currency fluctuation, and the weakness of the Euro versus the U.S. dollar during fiscal 2009. During fiscal 2009, there was approximately a 14.5% decrease in volume of product shipments as compared to 2008, which accounted for approximately $20.9 million of the revenue decrease. Certain price reductions resulted from passing on raw material cost savings to customers, which caused a $11.6 million decrease in sales over fiscal 2009. The majority of our European sales are denominated in Euros, which weakened significantly versus the U.S. dollar during most of the 2009 fiscal year, causing approximately $8.9 million of the decrease in sales. Carbon fiber sales decreased 26.1%, or $40.7 million, to $115.3 million during fiscal 2009 from $156.0 million during fiscal 2008. Technical fiber sales decreased 19.0%, or $4.9 million, to $21.0 million during fiscal 2009 from $25.9 million during fiscal 2008. Technical fiber sales decreased in fiscal 2009 primarily due to lower shipments to aircraft brake customers. Sales of other products and services consisting primarily of energy utility services provided to the local community by our Hungarian subsidiary decreased $1.3 million to $2.4 million during fiscal 2009 from $3.7 million during fiscal 2008.
The Company’s cost of sales decreased by 19.6%, or $26.3 million, to $108.1 million during fiscal 2009 from $134.4 million during fiscal 2008. Carbon fiber cost of sales decreased by 19.9%, or $22.0 million, to $88.7 million during fiscal 2009 from $110.7 million for fiscal 2008. The decrease in carbon fiber cost of sales reflected decreased sales of 26.2% discussed above. Technical fiber cost of sales decreased $3.0 million, or 14.8%, to $17.4 million for fiscal 2009 from $20.4 million for fiscal 2008 primarily as a result of the decreased sales noted above. Included in the Company’s cost of sales was available unused capacity costs of $7.4 million. These costs are comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $6.4 million for the carbon fiber segment and $1.0 million for the technical fiber segment during fiscal 2009. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions. The cost of sales of other products decreased for fiscal 2009 to $2.1 million compared to fiscal 2008 of $3.3 million.

The Company’s gross profit decreased by 40.1%, or $20.6 million, to $30.6 million during fiscal 2009 from $51.2 million in fiscal 2008. Carbon fiber gross profit percentage decreased to 23.1% for fiscal 2009 compared to 29.1% for fiscal 2008. Carbon fiber gross profit decreased from $45.3 million to $26.7 million during these respective periods. The decreases in carbon fiber gross profit and gross profit percentage resulted primarily due to available unused capacity costs expensed during the fiscal year. Technical fiber gross profit decreased from $5.5 million, or 21.4% of sales, for fiscal 2008 to $3.6 million, or 17.3% of sales, during fiscal 2009. The decrease in technical fiber gross profit and gross profit percentage resulted primarily from available unused capacity costs expensed during the fiscal year and decreased shipments to the primary aircraft brake customers. The gross profit of the other products increased for fiscal 2009 to $0.4 million compared to a gross profit for fiscal 2008 of $0.3 million.
Application and market development costs were $7.6 million in fiscal 2009 and $8.1 million in fiscal 2008. These costs included product and market development efforts, product trials and product development personnel costs. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies. These costs include expenses associated with application development of the towpreg product at the Company’s prepreg facility in Utah.
A litigation charge of $0.2 million was recorded in fiscal 2009 related to the affirmance of the judgment in the SP case compared to a charge of $4.9 million during fiscal 2008 (see Note 8 of the Notes to Consolidated Financial Statements).
Selling, general and administrative increased by $1.2 million, to $19.4 million in fiscal 2009 from $18.2 million in fiscal 2008. The Company recorded $3.0 million for the cost of employee and director services received in exchange for equity instruments under FASB ASC 715 (formerly referenced as Statement of Financial Accounting Standards (SFAS) 123-R “Share-Based Payments”) during fiscal 2009 and $2.3 million in fiscal 2008. The increase was due to the true up of the employee forfeiture rate as the retention rate for top management improved significantly from historical averages. Administrative costs in Mexico increased by approximately $1.0 million as the plant built up staffing to prepare for operations. The Company spent $0.4 million in fiscal 2008 related to a previously disclosed accounting investigation. There was a $0.1 decrease in expenses related to a supersedeas bond related to our SP case judgment (see Note 8).
Operating loss was $3.4 million for fiscal 2009 compared to income of $20.0 million in fiscal 2008. Carbon fiber operations reported operating income of $14.2 million for fiscal 2009 compared to income of $34.0 million in fiscal 2008. The decrease in operating income in the carbon fiber operation in fiscal 2009 related to the decrease in production and sales, as well as the other factors mentioned above. Operating income from technical fibers decreased $0.7 million, from $3.0 million for fiscal 2008 to $2.3 million for fiscal 2009, as sales decreased $4.9 million due to decreased orders from aircraft brake customers. Corporate headquarters/other reported an operating loss of $13.1 million for fiscal 2009 compared to a loss of $17.0 million during fiscal 2008. The decrease in operating loss was due primarily to the decrease in legal and litigation expenses due to the resolution of the Scott-Macon and SP cases during 2009.
Interest expense was $1.4 million for fiscal 2009, compared to $1.9 million in fiscal 2008. The decrease in interest expense resulted from the repayment of $10.5 million and conversion of $0.3 million of convertible debt to during fiscal 2009.
Amortization of financing fees, which are non-cash expenses, was approximately $5.4 million during fiscal 2009 compared to $6.7 million during fiscal 2008. (See “—Liquidity and Capital Resources—Financing”).
Interest income was $0.4 million for fiscal 2009 compared to $2.9 million for fiscal 2008. The decrease was a result of lower cash balance on hand.
Gain on foreign currency transactions improved to $2.2 million for fiscal 2009 compared to a loss of $0.4 million for fiscal 2008. During fiscal 2009, the Hungarian Forint (“HUF”) weakened in value against the Euro and the U.S. dollar, causing a loss on the Company’s accounts receivable, but was offset by a gain on a large U.S. dollar denominated intercompany payable. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.
Other expense, net, was $1.2 million in fiscal 2009 compared to $1.1 million for fiscal 2008. Other expense, net for fiscal 2009 consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous penalties and fees in Hungary.
Income tax expense was $2.1 million for fiscal 2009 compared to $5.4 million for fiscal 2008 due primarily to decreased sales and taxable income generated in Hungary. An additional income tax expense of $1.2 million was recorded for fiscal 2008 as the Company accrued for a special Hungarian tax of 4% on pre-tax net income. In fiscal 2009, this special Hungarian tax did not apply to the Company. The Company accrued approximately $0.2 million in alternative minimum and local income taxes in the U.S. and Mexico.
The foregoing resulted in loss from continuing operations of $4.2 million for fiscal 2009 compared to a net income of $7.4 million for fiscal 2008. Similarly, the Company reported net loss from continuing operations per share of $0.12 on a basic and diluted basis for fiscal 2009 and net income from continuing operations per share of $0.22 on a basic and diluted basis for fiscal 2008. The weighted average basic common shares outstanding were 34.4 million and 34.0 million for fiscal 2009 and 2008, respectively.

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
A litigation charge of $4.9 million was recorded in fiscal 2008 related to the affirmance of the judgment in the SP case compared to a charge of $5.4 million during fiscal 2007 related to the confirmation of judgment of the Scott-Macon case (see Note 8 of the Notes to Consolidated Financial Statements).
Selling, general and administrative increased by $5.6 million, to $18.2 million in fiscal 2008 from $12.6 million in fiscal 2007. The Company recorded $2.3 million for the cost of employee services received in exchange for equity instruments under FASB ASC 715 (formerly referenced as Statement of Financial Accounting Standards (SFAS) 123-R “Share-Based Payments”) during fiscal 2008 and $1.3 million in fiscal 2007. The Company also increased headcount and administrative services during fiscal 2008 by $2.8 million compared to fiscal 2007. The increase related to staffing of management positions that have been filled to meet the demands of the growing sales and production volume. The Company spent $0.4 million in fiscal 2008 related to a previously disclosed accounting investigation. Bad debt expense increased by $0.9 million from fiscal 2007 to fiscal 2008.
Operating income was $20.0 million for fiscal 2008 compared to income of $18.1 million in fiscal 2007. Carbon fiber operations reported operating income of $34.0 million for fiscal 2008 compared to income of $26.6 million in fiscal 2007. The improvement in operating income in the carbon fiber operation in fiscal 2007 related to the increase in production and sales as the Company added new capacity at its Hungarian facility. Operating income from technical fibers decreased $4.4 million, from $7.4 million for fiscal 2007 to $3.0 million for fiscal 2008, as sales decreased $5.8 million due to decreased orders from aircraft brake customers. Corporate headquarters/other reported an operating loss of $17.0 million for fiscal 2008 compared to a loss of $15.8 million during fiscal 2007. The increase in operating loss was due primarily to increases in administrative headcount and salaries in at the corporate office and in Hungary to support the production growth and an increase of $1.0 million for the cost of employee services received in exchange for equity instruments under FASB ASC 715.
Interest expense was $1.9 million for fiscal 2008, compared to $2.3 million in fiscal 2007. The decrease in interest expense resulted from the reduced debt balances due to conversion of convertible debt to common stock during fiscal 2007 and 2008.
Amortization of financing fees, which are non-cash expenses, was approximately $6.7 million during fiscal 2008 compared to $9.8 million during fiscal 2007. (See “—Liquidity and Capital Resources—Financing”).
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

Loss on value of warrants and conversion feature, which is a non-cash item, was a loss of $0.3 million for fiscal 2007 (see “—Liquidity and Capital Resources—Financing”). The loss was attributable to the increase in the market price of the Company’s common stock. All of the Company’s convertible debt issuances which required derivative accounting were converted to equity instruments as of September 30, 2007.
Loss on foreign currency transactions decreased to $0.4 million for fiscal 2008 compared to $0.7 million for fiscal 2007. During fiscal 2008, both the U.S. dollar and the Euro declined in value against the HUF. As most of the Company’s accounts receivable are denominated in Euros, the decline in value resulted in a significant loss recognized in the income statement of our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income in equity. The loss in fiscal 2007 was primarily the result the decline in value of the U.S. dollar.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company believes its cash currently on hand, cash flow from operations and available credit facilities should be sufficient to fund its identified liquidity needs over the next twelve months.
CASH FLOWS
Cash Provided By Operating Activities
Operating activities provided $15.2 million of cash for fiscal 2009. Cash flows were positively affected by operating income before depreciation of $19.7 million. Cash flows were negatively affected during fiscal 2009 by the payment of $5.6 million, net of accrued interest, to resolve litigation involving an investment banker (see Note 7 of the Notes to Consolidated Financial Statements). In February 2009, the Company used $23.5 million of restricted cash to resolve litigation involving SP Systems. Restricted cash has been shown as a use of cash in investing activity during fiscal 2008, 2007 and 2006, so its usage in 2009 had no impact on unrestricted cash balances. Increased inventory levels used $4.3 million of cash in the current fiscal year. The Company will seek to reduce inventory levels going forward. Collections from accounts receivables resulting in a net increase in cash flow of $8.5 million.
Operating activities provided $20.2 million of cash for fiscal 2008. Cash flows were positively affected by a $9.2 million improvement in operating income before depreciation for fiscal 2008 of $36.5 million. The Company’s sales benefited from the newly added capacity in Hungary. Increased inventory levels and accounts receivable used of $17.4 million and $4.4 million, respectively, of cash during fiscal 2008 as the Company grew the inventory levels to sustain current and anticipated increased revenue in the future.
Cash Used In and Provided By Investing Activities
Net cash used in investing activities for fiscal 2009 was $20.5 million, which consisted of capital expenditures to expand production lines of the Company’s precursor facilities and carbon fiber operations to meet the anticipated long-term demand for carbon fiber products. This included $1.6 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 2 of the Notes to Consolidated Financial Statements).
Net cash used in investing activities for fiscal 2008 was $110.6 million which consisted of capital expenditures of $107.7 million to acquire the Mexican facility expand and improve production lines of the Company’s Hungarian and Mexican precursor facility and carbon fiber operations and the U.S. to meet the additional demand for carbon fiber products. This was offset by $3.3 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 2 of the Notes to Consolidated Financial Statements).
Cash Used and Provided By Financing Activities
Net cash used for financing activities was $3.0 million in fiscal 2009 as the Company repaid convertible debt of $10.6 million, which was offset by increasing borrowings on our lines of credit by $7.6 million.
Net cash used by financing activities was $2.3 million in fiscal 2008, as the Company repaid $1.5 million of its Hungarian term loan, and repaid $2.3 million of its U.S. term loans, while the exercise of stock options and warrants provided $1.5 million.

HUNGARIAN GRANT
The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $15.7 million as of September 30, 2009) to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.3 billion, HUF 0.7 billion and HUF 1.6 billion in grant funding during fiscal 2009, 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to obtain revenue targets ; fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2011 to October 2016. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.
FINANCING ACTIVITY
Public offering
In fiscal 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
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
On February 9, 2009, the Company paid the judgment using $23.5 million of restricted cash, which terminated the letter of credit and related bond.
Revolving Credit Facility
In February 2009, the Company extended its existing U.S. line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an eligible borrowing base equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2009 equaled $9.1 million. Total borrowings under the facility were $8.3 million as of September 30, 2009.
In November 2009, the Company’s Hungarian subsidiary increased its amount available under its credit facility with a Hungarian bank from $5.0 million to $9.7 million, the term of which expires December 31, 2009. Total borrowings under this credit facility were $3.9 million at September 30, 2009, with $5.8 million of remaining availability. The credit facility is a term loan with quarterly interest payments.
The Company intends to extend its existing lines of credit before expiration on January 1, 2010. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.
Convertible Debt
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.

As of September 30, 2009, Zoltek had $4.2 million of convertible debt outstanding, which the Company anticipates repaying with cash on hand by April 2010. The following tables summarize the activity regarding our convertible debt conversions during the fiscal years ended 2009, 2008 and 2007.

	2009			2008			2007
	Number			Number			Number
	of shares	Conversion		of shares	Conversion		of shares	Conversion
	converted	price	Equity value	converted	price	Equity value	converted	price	Equity value
February 2003	—	$3.50	$—	—	$3.50	$—	771,431	$3.50	$2,700,009
December 2005	—	12.50	—	—	12.50	—	1,444,489	12.50	18,056,112
February 2006	—	13.07	—	—	13.07	—	760,622	13.07	9,941,330
May 2006	—	25.51	—	203,679	25.51	5,195,856	141,120	25.51	3,599,971
July 2006	16,264	15.40	250,466	117,840	25.51	3,006,092	—	25.51	—
October 2006	—	25.51	—	115,578	25.51	2,948,383	—	25.51	—

	16,264		$250,466	437,097		$11,150,331	3,117,662		$34,297,422

	As of September 30, 2009			As of September 30, 2008
	Number			Number
	of shares	Conversion	Principal	of shares	Conversion	Principal
	outstanding	price	outstanding	outstanding	price	outstanding
May 2006	70,560	25.51	1,799,986	352,803	25.51	9,000,005
July 2006	19,640	25.51	501,016	58,800	25.51	1,499,988
October 2006	76,381	25.51	1,948,479	178,342	25.51	4,549,504

	166,581		$4,249,481	589,945		$15,049,497

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
See the table below for impact of amortization of financing fees and debt discount on the financial results for the fiscal years 2009, 2008 and 2007 (amounts in thousands).

	Fiscal Year Ended September 30, 2009
		Conversion
	Warrants	Features	Total
May 2006 issuance	$1,549	$2,285	$3,834
July 2006 issuance	242	296	538
October 2006 issuance	317	364	681

	$2,108	$2,945	5,053

Deferred financing costs			311

Total			$5,364

	Fiscal Year Ended September 30, 2008
		Conversion
	Warrants	Features	Total
May 2006 issuance	$1,943	$2,867	$4,810
July 2006 issuance	230	280	510
October 2006 issuance	392	452	844

	$2,565	3,599	6,164

Deferred financing costs			518

Total			$6,682

	Fiscal Year Ended September 30, 2007
		Conversion
	Warrants	Features	Total
September 2005 issuance	$158	$—	$158
December 2005 issuance	285	—	285
February 2006 issuance	1,830	1,882	3,712
May 2006 issuance	1,560	2,302	3,862
July 2006 issuance	113	138	251
October 2006 issuance	235	269	504

	$4,181	$4,591	8,772

Deferred financing costs			999

Total			$9,771

The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

	September 30, 2009
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$18	26	$44
July 2006 issuance	15	17	32
October 2006 issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	5,245

Debt acquisition cost and financing fees			416

Total			$5,661

EARNINGS PER SHARE
In accordance with FASB ASC 260 (formerly referenced as SFAS No. 128, “Earnings per Share”), the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at September 30, 2009, 2008 and 2007 which are not included in the determination of diluted loss per share for the fiscal year ended September 30, 2009, 2008 and 2007 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.3 million, 0.7 million and 1.4 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the fiscal years ended September 30, 2009, 2008 and 2007 respectively:

	Fiscal Year Ended September 30,
	2009	2008	2007
Numerators:
Net income (loss)	$(4,202)	$7,441	$(2,517)

Denominators:
Average shares outstanding — basic	34,402	34,042	28,539
Impact of convertible debt, warrants and stock options	—	130	—

Average shares outstanding — diluted	34,402	34,172	28,539

Income (loss) per share — basic:
Continuing operations	$(0.12)	$0.22	$(0.07)
Discontinued operations	0.00	0.00	(0.02)

Basic income (loss) per share	$(0.12)	$0.22	$(0.09)

Income (loss) per share — diluted:
Continuing operations	$(0.12)	$0.22	$(0.07)
Discontinued operations	0.00	0.00	(0.02)

Diluted income (loss) per share	$(0.12)	$0.22	$(0.09)

FUTURE CONTRACTUAL OBLIGATIONS
In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2009. Some of the amounts included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Note 7 of the Notes to Consolidated Financial Statements for discussion of the Company’s debt agreements.

	Payments Due by Period
		Less than		3-5	Over
	Total	1 year	1-3 years	years	5 years
Convertible debentures (a)	$4,249	$4,249	$—	$—	$—
Credit lines	$12,277	12,277	—	—	—
Other debt	1,083	102	981	—	—

Total obligations	17,609	16,628	981	—	—
Operating lease obligations (b)	2,812	1,076	1,681	55	—
Capital leases obligations	182	153	29	—	—

Total debt and leases	20,603	17,857	2,691	55	—
Contractual interest payments (c)	114	94	20	—	—
Purchase obligations (d)	2,089	2,089	—	—	—

Total contractual obligations	$22,806	$20,040	$2,711	$55	$—

(a)	Convertible debentures are presented on the balance sheet net of debt discount of $0.2 million.

(b)	Includes four-year contract for nitrogen gas facility and equipment at approximately $0.9 million per year.

(c)	Amounts represent the expected cash payment of interest on our debt.

(d)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.

SUPPLY CONTRACTS
We are party to long-term supply contacts with our wind energy customers Vestas Wind Systems and Gamesa Group. In the fiscal years 2009, we reported net sales of $74.2 million to Vestas Wind Systems, and $13.8 million to Gamesa Group, which represent 53.6% and 9.9% of our net sales, respectively, during such year.
Our supply agreement with Vestas Wind Systems was executed in May 2007 and obligates us to supply carbon fibers under a five year delivery schedule, and a rolling three year schedule as long as the supply agreement is in place. Under the agreement, Vestas provides us with annual forecasts of its supply requirements, and we receive binding orders for shipments on approximately a monthly basis. We are not guaranteed specific levels of sales under the agreement, and we are subject to liquidated damages if we are unable to perform our obligations under the agreement. In general, the agreement may be terminated (1) mutual agreement of the parties, (2) by either party with at least 36 months written notice, (3) by either party as a result of a material breach of the agreement that is not remedied within 30 days of receipt of notice of such breach, and (4) by either party in the event of the bankruptcy, insolvency, or change of control of the other party .
Our supply agreement with Gamesa Group was executed in July 2007 and is effective through December 31, 2012, subject to automatic renewal for successive one-year terms upon at least two years’ advance notice by “Gamesa” to Zoltek. The agreement obligates Zoltek to supply carbon fibers during the term of the contract provides based upon annual anticipated base volumes amounts, which are converted into binding orders for shipments on approximately a quarterly basis. We are not guaranteed specific levels of sales under the agreement, and we are subject to liquidated damages if we are unable to perform our obligations under the agreement. In general, the agreement may be terminated (1) mutual agreement of the parties, (2) by either party with at least 36 months written notice, (3) by either party as a result of a material breach of the agreement that is not remedied within 45 days of receipt of notice of such breach, and (4) by either party in the event of the bankruptcy, insolvency, or change of control of the other party.
LEGAL CONTINGENCIES
Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. We anticipate that we will incur additional legal costs in connection with pursuing and defending such actions.
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
ACCOUNTS RECEIVABLE COLLECTIBILITY
The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivables was $1.3 million for 2009, $1.3 million for 2008 and $0.4 million for 2007.
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
The Company historically has not experienced material problems related to the pricing or functionality of carbon fibers inventory. Our Panex® carbon fibers represent the majority of our inventory balance and are available in continuous tow, fabric, prepreg, chopped, and milled forms. Generally, technical obsolescence and spoilage have not historically been a concern because nonqualifying produced items can be reclaimed for processing for sale in secondary markets.

Available unused capacity costs for fiscal 2009 are comprised of fixed production cost allocated to manufacturing lines which were producing below normal levels during the year. The Company reviews monthly production levels of all manufacturing lines for all products. Any lines which produced at a rate below a historical range of normal capacity were identified and the fixed costs associated with those lines were calculated. The unallocated costs were recognized as an expense in the period in which they were incurred.
VALUATION OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Zoltek management is responsible for routinely assessing whether impairment indicators are present. The Company expects that the components of each operating segment will exhibit similar financial performance over the long-term and, therefore, groups assets accordingly for analyzing whether an impairment exists. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the fair value and the carrying value of the asset group. In determining expected future undiscounted cash flows attributable to the group of long-lived assets, the Company must make certain judgments and estimations including the expected market conditions and demand for products produced by the assets, expected product pricing assumptions, and assumptions related to the expected costs to operate the assets. It is possible that actual future cash flows related to the Company’s long-lived assets may materially differ from the Company’s determination of expected future undiscounted cash flows. Additionally, if the Company’s expected future undiscounted cash flows were less than the carrying amount of the asset group being analyzed, it would be necessary for the Company to make significant judgments regarding the fair value of the asset due to the specialized nature of much of the Company’s carbon fiber production equipment in order to determine the amount of the impairment charge.
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
STOCK-BASED COMPENSATION
On October 1, 2005, the Company adopted the provisions of FASB ASC 715 (formerly referenced as FAS 123(R) “Share-Based Payment”), using the modified prospective method. FASB ASC 715 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting FASB ASC 715 the Company recognized compensation cost for all share-based payments granted after October 1, 2005, plus any awards granted to employees prior to October 1, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods was made. The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company’s stock back to November 2003, the date the Company received its first large order for carbon fiber, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company’s stock volatility.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Notes to the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility and other variable rate debt. Assuming the current level of borrowings of $16.4 million at variable rates and a two-percentage point change in the average interest rate under these borrowings, it is estimated our interest expense for the twelve months ended September 30, 2009 would have changed by approximately $0.3 million. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because a significant amount of the Company’s current debt is at fixed rates. At September 30, 2009, the Company did not have any interest rate swap agreements outstanding.
Foreign Currency Risk
The consolidated balance sheet of the Company’s international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. dollars, respectively, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses. The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico has changed as of November 1, 2008 from the Mexican Peso to the U.S. dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.
As of September 30, 2009, the Company had a long-term loan to its Zoltek Zrt. subsidiary of $108.0 million denominated in U.S. dollars. The potential loss in value of the Company’s net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Hungarian Forint against the U.S. dollar at September 30, 2009 and 2008 amounted to $10.8 million and $10.8 million, respectively. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the Hungarian Forint. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the Hungarian Forint.
As of September 30, 2009, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company’s net foreign currency investment in Zoltek de Mexico million resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at September 30, 2009 because Zoltek de Mexico’s functional currency is the U.S. dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of certain raw materials, such as acrylonitrile, and utilities. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. Management assesses commodity price trends on a regular basis and adjusts purchasing accordingly. The Company does not currently utilize derivative instruments to hedge purchases of commodities.

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
The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, as amended, the Company’s Chief Executive Officer and Chief Financial Officer concluded that no material weaknesses existed as of September 30, 2009.
The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management and the Independent Registered Public Accounting Firm to discuss audit and financial reporting matters. To ensure independence, Ernst & Young LLP has direct access to the Audit Committee.
The Reports of Ernst & Young LLP and Grant Thornton LLP, Independent Registered Public Accounting Firm, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with the Standards of the Public Company Accounting Oversight Board (United States). These standards include consideration of internal control over financial reporting controls for the purpose of determining the nature, timing, and extent of auditing procedures necessary for expressing their opinion on the financial statements.

/s/ Zsolt Rumy Zsolt Rumy
Chief Executive Officer
November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Zoltek Companies, Inc.
We have audited the accompanying consolidated balance sheet of Zoltek Companies, Inc. as of September 30, 2009 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoltek Companies, Inc. at September 30, 2009 and the consolidated results of their operations and their cash flows for the year in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zoltek Companies Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2009 expressed an unqualified opinion.
/s/ ERNST & YOUNG LLP
St. Louis, Missouri
November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Zoltek Companies, Inc.
We have audited Zoltek Companies, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zoltek’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Zoltek Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoltek Companies, Inc. as of September 30, 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended September 30, 2009 of Zoltek Companies Inc. and our report dated November 30, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
St. Louis, Missouri
November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Zoltek Companies, Inc.
We have audited the accompanying consolidated balance sheet of Zoltek Companies, Inc. (a Missouri corporation) and its subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the Index appearing under item 15(a) for each of the two years in the period ended September 30, 2008. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoltek Companies, Inc. and its subsidiaries as of September 30, 2008, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for each of the two years in the period ended September 30, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Chicago, Illinois
December 1, 2008

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share data)

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$20,943	$29,224
Restricted cash	—	23,500
Accounts receivable, less allowance for doubtful accounts of $2,356 and $1,754, respectively	30,507	42,690
Inventories, net	48,058	45,659
Other current assets	10,100	9,432

Total current assets	109,608	150,505
Property and equipment, net	256,910	288,894
Other assets	327	765

Total assets	$366,845	$440,164

Liabilities and shareholders’ equity
Current liabilities:
Legal liabilities	$—	$29,083
Credit lines	12,277	5,175
Current maturities of long-term debt	4,159	7,426
Trade accounts payable	9,408	15,093
Accrued expenses and other liabilities	6,845	9,278
Construction payables	792	8,450

Total current liabilities	33,481	74,505
Long-term debt, less current maturities	981	3,562
Hungarian grant, long-term	10,228	10,882
Deferred tax liabilities	6,690	4,521
Other long-term liabilities	—	28

Total liabilities	51,380	93,498

Commitments and contingencies (see Note 8)	—	—
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,424,441 and 34,389,428 shares issued and outstanding in 2009 and 2008, respectively	344	344
Additional paid-in capital	494,311	491,175
Accumulated other comprehensive (loss) income	(18,405)	11,730
Accumulated deficit	(160,785)	(156,583)

Total shareholders’ equity	315,465	346,666

Total liabilities and shareholders’ equity	$366,845	$440,164

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Fiscal Year Ended September 30,
	2009	2008	2007

Net sales	$138,756	$185,616	$150,880
Cost of sales, excluding available unused capacity costs	100,744	134,393	107,506
Available unused capacity costs	7,352	—	—

Gross profit	30,660	51,223	43,374
Application and development costs	7,589	8,093	7,230
Litigation charge (see Note 8)	238	4,884	5,400
Selling, general and administrative expenses	19,438	18,239	12,635

Operating income	3,395	20,007	18,109
Other income (expense):
Interest income	350	2,904	1,829
Gain (loss) on foreign currency transactions	2,161	(385)	(707)
Other, net	(1,228)	(1,125)	(424)
Interest expense, excluding amortization of financing fees, debt discount and beneficial conversion feature	(1,411)	(1,862)	(2,346)
Warrant issue expense	—	—	(6,362)
Amortization of financing fees and debt discount	(5,364)	(6,682)	(9,771)
Loss on value of warrants and beneficial conversion feature	—	—	(314)

Income (loss) from continuing operations before income taxes	(2,097)	12,857	14
Income tax expense	2,105	5,416	1,986

Net income (loss)	(4,202)	7,441	(1,972)

Discontinued operations:
Operating loss, net of taxes	—	—	(545)

Net income (loss)	$(4,202)	$7,441	$(2,517)

Basic and diluted income (loss) per share	$(0.12)	$0.22	$(0.09)

Weighted average common shares outstanding — basic	34,402,046	34,042,792	28,538,501
Weighted average common shares outstanding — diluted	34,402,046	34,171,629	28,538,501
The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Total Share-		Additional	Accumulated Other
	holders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	Income (Loss)	Deficit

Balance, September 30, 2006	$111,661	258	$287,299	$(14,389)	$(161,507)

Net loss	(2,517)				(2,517)
Foreign currency translation adjustment	22,638			22,638

Comprehensive income	$20,121

Convertible debt converted	34,497	30	34,467
Unamortized value of convertible debt discount at time of conversion	(2,785)		(2,785)
Warrants exercised	12,405	9	12,396
Warrants issued in December 2006	6,362		6,362
Value of warrants related to January 2004 issuance	1,218		1,218
Issuance cost related to convertible debt conversions	2,796		2,796
Interest paid in stock	322		322
Stock option awards	1,253		1,253
Exercise of stock options	1,392	1	1,392
Secondary offering funds received, less issue costs of $760	131,525	39	131,486

Balance, September 30, 2007	$320,767	337	$476,205	$8,249	$(164,024)

Net income	7,441				7,441
Foreign currency translation adjustment	3,481			3,481

Comprehensive income	$10,922

Convertible debt converted	11,151	6	11,145
Warrants exercised	150		150
Restricted stock expense	329		329
Stock option awards	1,987	1	1,986
Exercise of stock options	1,360	—	1,360

Balance, September 30, 2008	$346,666	344	$491,175	$11,730	$(156,583)

Net loss	(4,202)				(4,202)
Foreign currency translation adjustment	(30,135)			(30,135)

Comprehensive loss	$(34,337)

Convertible debt converted	251		251
Cash settlement of restricted shares	(75)		(75)
Restricted stock expense	521		521
Stock option awards	2,439	—	2,439

Balance, September 30, 2009	$315,465	$344	$494,311	$(18,405)	$(160,785)

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,202)	$7,441	$(2,517)
Net loss from discontinued operations	—	—	545

Net income (loss) from continuing operations	(4,202)	7,441	(1,972)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	16,351	16,476	9,205
Amortization of financing fees and debt discount	5,364	6,682	9,771
Deferred taxes	690	1,501	828
Warrant issue expense	—	—	6,362
Loss on value of warrants and conversion feature	—	—	314
Foreign currency transaction (gains) losses	(1,396)	(431)	606
Stock option compensation expense	2,960	2,316	1,253
Loss on disposal of assets	707	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	8,528	(4,381)	(18,320)
Increase in inventories	(4,327)	(17,427)	(5,388)
Decrease (increase) in other current assets and other assets	459	(214)	(725)
(Decrease) increase in trade accounts payable	(3,764)	1,902	3,224
(Decrease) increase in accrued expenses and other liabilities	(553)	2,002	(278)
(Decrease) increase in legal liabilities	(5,583)	4,355	818
(Decrease) increase in other long-term liabilities	—	(27)	171

Net cash provided by continuing operations	15,234	20,195	5,869
Net cash provided by discontinued operations	—	—	1,010

Net cash provided by operating activities	15,234	20,195	6,879

Cash flows from investing activities:
Purchases of property and equipment	(16,206)	(107,715)	(53,412)
(Decrease) increase in construction payables	(6,016)	3,591	—
Proceeds received from sale of fixed assets	116	—	—
Proceeds received from Hungarian grant	1,588	3,253	9,435
Change in cash restricted for letters of credit	—	(9,685)	(7,181)

Net cash used in investing activities	(20,518)	(110,556)	(51,158)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	1,510	13,797
Payment of issue costs related to secondary stock offering	—	—	(760)
Proceeds from secondary stock offering	—	—	132,284
Cash settlement of restricted shares	(75)	—	—
Proceeds (repayment) from issuance of convertible debt	(10,550)	—	7,495
Payment of financing fees	—	—	(900)
Borrowings (repayment) of notes payable and credit lines	7,594	(3,786)	3,538

Net cash (used) provided by financing activities	(3,031)	(2,276)	155,454

Effect of exchange rate changes on cash and cash equivalents	34	100	(216)

Net (decrease) increase in cash and cash equivalents	(8,281)	(92,537)	110,959
Cash and cash equivalents at beginning of year	29,224	121,761	10,802

Cash and cash equivalents at end of year	$20,943	$29,224	$121,761

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$1,200	$1,491	$3,856
Income taxes	1,510	2,800	—
Non-cash conversion of convertible debentures	251	11,150	34,497
The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, and Engineering Technology Corporation (“Entec Composite Machines”). Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV were acquired in October 2007 and are Mexican subsidiaries that manufactures carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and sells filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.
The Consolidated Financial Statements of the Company include the operations of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.
REVENUE RECOGNITION
Sales transactions are initiated through customer purchase orders or sales agreements which are based on fixed pricing terms. The Company recognizes sales for manufactured products on the date title to the product transfers to the customer ordinarily upon shipping. Revenues are reported net of any value-added tax or other such tax assessed by a governmental authority on our revenue-producing activities. Costs associated with shipping and handling are included in costs of sales. Revenues generated by Entec Composite Machines are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date which include change orders, revisions to estimates and provisions for anticipated losses on contracts and represented 3% or less of consolidated revenues for all years presented. Revenue from sales of consigned inventory is recognized upon the use of the product by the consignee.
ACCOUNTS RECEIVABLE
The Company reviews its accounts receivable balance on a quarterly basis to identify any specific customers for collectability issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations. The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivables was $1.3 million for 2009, $1.3 million for 2008 and $0.4 million for 2007.
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
In fiscal 2009, 2008 and 2007, we reported net sales of $74.2 million, $75.1 million and $49.9 million, respectively, to our Vestas Wind Systems, a leading wind turbine manufacturer, which represented 53.6%, 40.4% and 33.0% of our net sales, respectively, during such periods. The Company reported net sales of $24.6 million, $25.1 million during fiscal years 2008 and 2007, respectively, to Gamesa Group, another leading wind turbine manufacturer. These sales represented 13.3% and 16.6% of our net sales. These were the only customers that represented greater than 10% of consolidated net sales during these years.

CASH AND CASH EQUIVALENTS
Cash equivalents include certificates of deposit and overnight repurchase agreements, all of which have initial maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company places its temporary cash investments with high credit quality financial institutions, however, at times such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 for U.S. banks. The Company invested all unallocated funds received from its August 2007 equity offering into money market accounts. As of September 30, 2009, the Company had $19.0 million cash in these money market accounts.
INVENTORIES
Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.7 million and $0.5 million as of September 30, 2009 and 2008, respectively, to reduce the carrying value of inventories to a net realizable value. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures to improve the asset or extend the useful life are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. The Company did not record any capitalized interest in fiscal 2009 and capitalized interest of $4.5 million and $5.3 million during fiscal 2008 and 2007, respectively. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.
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
Depreciation expense, including the amortization of assets recorded under capital leases, was $16.4 million, $16.5 million and $9.2 million for fiscal 2009, 2008 and 2007, respectively.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges for long-lived assets were recorded during fiscal 2009, 2008 and 2007.
FOREIGN CURRENCY TRANSLATION
The Company’s Hungarian subsidiary, Zoltek Zrt., has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. and Zoltek de Mexico are included in the results of operations as other income (expense). The Hungarian Forint strengthened by 10.0% against the U.S. dollar during fiscal 2009. Hungarian assets net of liabilities, excluding the permanent intercompany loan were approximately $159.4 million as of September 30, 2009.
The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the U.S. dollar. Management made this determination based on a review of the currency that the majority of Mexican assets, liabilities, and operations will be denominated in U.S. dollars upon completion of the Mexican precursor facility. The U.S. dollar-translated amounts of nonmonetary assets and liabilities at November 1, 2008 became the historical accounting basis for those assets and liabilities for all subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed. The Mexican Peso weakened by 19% against the U.S. dollar during the first month of fiscal 2009 before the functional currency of Zoltek de Mexico was changed to the U.S. dollar.
During fiscal 2009, currency fluctuations caused a change in our accumulated other comprehensive loss of $30.1 million.

FINANCIAL INSTRUMENTS
The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2009 and 2008.
The Company has debt obligations that bear interest at a variable rate. The carrying value of debt with a variable rate approximated its fair value at September 30, 2009 and 2008.
In January, March and October 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounted for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with FASB ASC 815 (formerly referenced as Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments And Hedging Activities,” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock)”, which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company separated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to FASB ASC 815, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities.
APPLICATION AND DEVELOPMENT EXPENSES
The Company is actively pursuing the development of a number of applications for the use of its carbon fibers and related products. The Company is executing several internal developmental strategies to further the use of carbon fiber and consumer and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $7.6 million, $8.1 million and $7.2 million for fiscal years 2009, 2008 and 2007, respectively. Application and development expenses are presented as an operating item on the Company’s consolidated statement of operations. Given the Company’s position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses will be incurred in future periods.
INCOME TAXES
The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against certain deferred tax assets when realization of those assets are not considered to be more likely than not. The Company classifies income tax-related interest and penalties as other expense, net.
EARNINGS PER SHARE
In accordance with FASB ASC 260 (formerly referenced as SFAS No. 128, “Earnings per Share”), the Company calculates diluted earnings per share including the impact of the Company’s potential stock equivalents. The Company has outstanding stock options, warrants and convertible debt at September 30, 2009 and 2008, which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 0.3 million shares for fiscal 2009, 0.7 million shares for fiscal 2008 and 1.4 million shares for fiscal 2007 would have been included in the Company’s diluted earnings per share calculation.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” permitting companies to estimate the fair value of investments within ASC 820’s scope using the net asset value per share. ASU 2009-05 is effective for reporting periods ending after December 15, 2009. This ASU will be effective for Zoltek starting in fiscal 2010. Management has concluded that the adoption of ASU 2009-12 will not have a material impact on the financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. This ASU will be effective for Zoltek starting in fiscal 2010. Management has concluded that the adoption of ASU 2009-05 will not have a material impact on the financial statements.
In June 2009, the FASB issued FASB ASC 105 (formerly referenced as Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168)”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FASB ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management has concluded that the adoption of FASB ASC 105 will not have a material impact on the financial statements.

In May 2008, FASB ASC 470 (formerly referenced as FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”) was issued. FASB ASC 470 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods. The Company will adopt FASB ASC 470 effective October 1, 2009. The Company is continuing to evaluate the full impact that the adoption of FASB ASC 470 will have on its financial statements.
In June 2008, FASB ASC 815 (formerly referenced as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature)) is Indexed to an Entity’s Own Stock” was issued. FASB ASC 815 provides revised guidance on whether a conversion option or warrant is indexed to a company’s own stock. Instruments with certain price reset features are not considered to be indexed to a company’s own stock, and consequently must be accounted for as derivatives and marked to market each reporting period. The Company will adopt FASB ASC 815 effective October 1, 2009. The Company is continuing to evaluate the full impact that the adoption of FASB ASC 815 will have on its financial statements.
2. FINANCING TRANSACTIONS
HUNGARIAN GRANT
The Hungarian government has pledged a grant of 2.9 billion HUF (approximately $15.7 million as of September 30, 2009) to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.3 billion, HUF 0.7 billion and HUF 1.6 billion in grant funding during fiscal 2009, 2008 and 2007, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the assets’ depreciation expense into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary fails to obtain revenue targets; fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2011 to October 2016. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.
FINANCING ACTIVITY
Public offering
In fiscal 2007, the Company completed a public offering of 3,615,000 shares of common stock, par value $0.01 per share, at $38.76 per share, less underwriting discounts. The Company recorded the proceeds of $131.5 million, net of $0.8 million financing costs, as an increase to shareholders’ equity.
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
On February 9, 2009, the Company paid the judgment using $23.5 million of restricted cash, which terminated the letter of credit and related bond.

Revolving Credit Facility
In February 2009, the Company extended its existing U.S. line of credit until January 1, 2010. The extension of this credit facility increases the amount available under the previously existing revolving credit facility from $6.7 million to $10.0 million. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an eligible borrowing base equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2009 equaled $9.1 million. Total borrowings under the facility were $8.3 million as of September 30, 2009.
In November 2009, the Company’s Hungarian subsidiary increased its amount available under its credit facility with a Hungarian bank from $5.0 million to $9.7 million, the term of which expires December 31, 2009. Total borrowings under this credit facility were $3.9 million at September 30, 2009, with $5.8 million of remaining availability. The credit facility is a term loan with quarterly interest payments.
The Company intends to extend its existing lines of credit before expiration on January 1, 2010. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.
Convertible Debt
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
As of September 30, 2009, Zoltek had $4.2 million of convertible debt outstanding, which the Company anticipates repaying with cash on hand by April 2010. The following tables summarize the activity regarding our convertible debt conversions during the fiscal years ended 2009, 2008 and 2007.

	2009			2008			2007
	Number			Number			Number
	of shares	Conversion		of shares	Conversion		of shares	Conversion
	converted	price	Equity value	converted	price	Equity value	converted	price	Equity value
February 2003	—	$3.50	$—	—	$3.50	$—	771,431	$3.50	$2,700,009
December 2005	—	12.50	—	—	12.50	—	1,444,489	12.50	18,056,112
February 2006	—	13.07	—	—	13.07	—	760,622	13.07	9,941,330
May 2006	—	25.51	—	203,679	25.51	5,195,856	141,120	25.51	3,599,971
July 2006	16,264	15.40	250,466	117,840	25.51	3,006,092	—	25.51	—
October 2006	—	25.51	—	115,578	25.51	2,948,383	—	25.51	—

	16,264		$250,466	437,097		$11,150,331	3,117,662		$34,297,422

	As of September 30, 2009			As of September 30, 2008
	Number			Number
	of shares	Conversion	Principal	of shares	Conversion	Principal
	outstanding	price	outstanding	outstanding	price	outstanding
May 2006	70,560	25.51	1,799,986	352,803	25.51	9,000,005
July 2006	19,640	25.51	501,016	58,800	25.51	1,499,988
October 2006	76,381	25.51	1,948,479	178,342	25.51	4,549,504

	166,581		$4,249,481	589,945		$15,049,497

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
See the table below for impact of amortization of financing fees and debt discount on the financial results for the fiscal years 2009, 2008 and 2007 (amounts in thousands).

	Fiscal Year Ended September 30, 2009
		Conversion
	Warrants	Features	Total
May 2006 issuance	$1,549	$2,285	$3,834
July 2006 issuance	242	296	538
October 2006 issuance	317	364	681

	$2,108	$2,945	5,053

Deferred financing costs			311

Total			$5,364

	Fiscal Year Ended September 30, 2008
		Conversion
	Warrants	Features	Total
May 2006 issuance	$1,943	$2,867	$4,810
July 2006 issuance	230	280	510
October 2006 issuance	392	452	844

	$2,565	3,599	6,164

Deferred financing costs			518

Total			$6,682

	Fiscal Year Ended September 30, 2007
		Conversion
	Warrants	Features	Total
September 2005 issuance	$158	$—	$158
December 2005 issuance	285	—	285
February 2006 issuance	1,830	1,882	3,712
May 2006 issuance	1,560	2,302	3,862
July 2006 issuance	113	138	251
October 2006 issuance	235	269	504

	$4,181	$4,591	8,772

Deferred financing costs			999

Total			$9,771

The carrying values of unamortized conversion features, debt discount and financing fees are as follows (amounts in thousands):

	September 30, 2009
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$18	26	$44
July 2006 issuance	15	17	32
October 2006 issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

	September 30, 2008
		Conversion
	Warrants	Feature	Total
May 2006 issuance	$1,566	2,313	$3,879
July 2006 issuance	259	311	570
October 2006 issuance	370	426	796

	$2,195	$3,050	5,245

Debt acquisition cost and financing fees			416

Total			$5,661

EARNINGS PER SHARE
In accordance with FASB ASC 260 (formerly referenced as SFAS No. 128, “Earnings per Share”), the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at September 30, 2009, 2008 and 2007 which are not included in the determination of diluted loss per share for the fiscal year ended September 30, 2009, 2008 and 2007 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.3 million, 0.7 million and 1.4 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the fiscal years ended September 30, 2009, 2008 and 2007 respectively:

	Fiscal Year Ended September 30,
	2009	2008	2007
Numerators:
Net income (loss)	$(4,202)	$7,441	$(2,517)

Denominators:
Average shares outstanding — basic	34,402	34,042	28,539
Impact of convertible debt, warrants and stock options	—	130	—

Average shares outstanding — diluted	34,402	34,172	28,539

Income (loss) per share — basic:
Continuing operations	$(0.12)	$0.22	$(0.07)
Discontinued operations	0.00	0.00	(0.02)

Basic income (loss) per share	$(0.12)	$0.22	$(0.09)

Income (loss) per share — diluted:
Continuing operations	$(0.12)	$0.22	$(0.07)
Discontinued operations	0.00	0.00	(0.02)

Diluted income (loss) per share	$(0.12)	$0.22	$(0.09)

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

Net sales	$1,843
Cost of sales	2,220

Gross profit (loss)	(377)
Selling, general and administrative expenses	(144)

Loss from operations	(521)
Other loss	(24)

Loss on discontinued operations	$(545)

4. INVENTORIES
Inventories consist of the following (amounts in thousands):

	September 30,
	2009	2008
Raw materials	$7,349	$10,749
Work-in-process	8,977	14,962
Finished goods	26,758	16,334
Consigned inventory	4,471	2,510
Supplies and other	503	1,104

	$48,058	$45,659

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $0.7 million and $0.5 million as of September 30, 2009 and 2008, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to slow-moving inventories produced in prior years.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (amounts in thousands):

	September 30,
	2009	2008
Land	$13,275	$15,450
Buildings and improvements	66,510	55,267
Machinery and equipment	230,502	225,342
Furniture, fixtures and software	6,759	6,788
Construction in progress	41,029	72,214

	358,075	375,061
Less: accumulated depreciation	(101,165)	(86,167)

	$256,910	$288,894

6. INCOME TAXES
The components of income tax expense (benefit) for the fiscal years ended September 30, 2009, 2008 and 2007 are as follows (amounts in thousands):

	2009	2008	2007
From continuing operations:
Current:
Federal	$130	$—	$—
State	—	107	—
Non — U.S.	1,284	2,724	1,158

	1,415	2,831	1,158

Deferred:
Federal		—	—
State	(179)	—	(157)
Non — U.S.	869	2,585	985

	690	2,585	828

Total continuing operations	$2,105	$5,416	$1,986

From discontinued operations:
Current:
Federal	$—	$—	$—
State	—	—	—
Non-U.S.	—	—	19

	—	—	19

Deferred:
Federal	—	—	—
Non-U.S.	—	—	—

Total discontinued operations	—	—	19

Total	$2,105	$5,416	$2,005

Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax liability at September 30 are as follows (amounts in thousands):

	September 30,
	2009	2008
Deferred tax assets:
Legal liabilities	$—	$7,990
Accrued employee compensation	106	119
Reserves	581	181
Net operating loss and credit carryforwards	30,635	24,933

	31,322	33,223

Deferred tax liabilities:
Property, plant and equipment	(12,291)	(10,841)
Prepaid expenses	(110)	(118)
Unrealized currency losses on intercompany loan in Hungary	(1,496)	—
Other liabilities	(715)	(664)

	(14,612)	(11,623)

Total deferred taxes	16,710	21,600
Less: valuation allowance	(20,138)	(25,188)

Net deferred tax liability	$(3,428)	$(3,588)

Classification of deferred taxes:
Current deferred tax asset (included in Other current assets)	$3,262	$933
Long-term deferred tax liability	(6,690)	(4,521)

	$(3,428)	$(3,588)

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
The provision for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

	2009	2008	2007
At statutory rate:
Income taxes on income (loss) from continuing operations	$(713)	$4,507	$5
Increases (decreases):
Lower effective tax rate on non-U.S. operations	1,744	(1,446)	(2,805)
Change in valuation allowance on net operating loss	(5,696)	(3,416)	1,428
State taxes, net of federal benefit	(545)	17	(157)
Local taxes, non-U.S.	1,101	2,724	1,177
Change of uncertain tax positions	2,440	—	559
Intercompany transfer pricing adjustment	1,662	—	—
Reflection of tax rate change — non-U.S.	370	—	—
Amortization of warrant discount	1,718	3,425	3,926
Fair market value of warrants	—	—	107
Non-qualified stock option expense	—	(567)	(1,115)
Other	24	172	(1,120)

	$2,105	$5,416	$2,005

The consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2009, 2008 and 2007 was as follows (amounts in thousands):

	2009	2008	2007
Domestic	$13,352	$6,831	$(16,093)
Foreign	(15,449)	6,026	16,107

Income (loss) from continuing operations before income taxes	$(2,097)	$12,857	$14

The Company currently has domestic net operating loss carryforwards of approximately $81.0 million available to offset future tax liabilities, which expire between 2020 and 2027. Included in the net operating loss carry-forwards are stock option deductions of approximately $15.0 million. The benefits of these tax deductions, referred to as excess tax benefits, will be credited to additional paid-in capital upon being realized or recognized. The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.
The Company currently has a foreign net operating loss carryforward of approximately $41.1 million which expires between 2010 and 2014. During the years ended September 30, 2008 and 2007, the Company utilized approximately $2.2 million and $1.4 million, respectively, of its foreign deferred tax assets.
The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. As of September 30, 2009 and 2008, the Company’s accrual for these contingencies was approximately $3.0 million and $0.6 million, respectively.
7. DEBT
Credit Facilities
U.S. Operations — The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2010. Total borrowings under the facility were $8.3 million as of September 30, 2009, with $0.8 million remaining availability. No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Operations — In September 2009, the Company’s Hungarian subsidiary increased its amount available under the credit facility with a Hungarian bank from $5.0 million to $9.7 million, the term of which expires December 31, 2009. Total borrowings under this credit facility were $3.9 million at September 30, 2009, with $5.8 million of remaining availability. The credit facility is a term loan with quarterly interest payments. No financial covenants currently apply to the credit facility from the Hungarian bank.
The Company intends to extend its existing lines of credit before expiration on January 1, 2010. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.
Credit lines consist of the following (amounts in thousands):

	September 30,	September 30,
	2009	2008

U.S. facility (current interest rate of 3.01% — variable with Libor)	8,343	—

Facility with Hungarian bank (interest rate of 3.1% to 10.5%, depending on currency)	3,934	5,175

Total credit lines	$12,277	$5,175

The Company’s long-term debt consists of the following (amounts in thousands):

	September 30,	September 30,
	2009	2008
Note payable with interest currently at 4.15% (variable with Libor, payable in monthly installments of interest and principle to maturity in January 2011)	$1,083	$1,184

Convertible debentures final payment due November 2009 (interest rate of 5.58% — variable with Libor)	1,800	9,000

Convertible debentures final payment due January 2010 (interest rate of 5.12% — variable with Libor)	501	1,500

Convertible debentures final payment due April 2010 (interest rate of 4.63% — variable with Libor)	1,948	4,549

Total long-term debt including current maturities	5,332	16,233
Less: Debt discount associated with conversion feature and warrants	(192)	(5,245)
Less: Amounts payable within one year, net of discount of $192 and $3,729	(4,159)	(7,426)

Total long-term debt, less current maturities	$981	$3,562

The aggregate annual maturities of long-term debt at September 30, 2009 are set forth below (amounts in thousands):

Annual
September 30,	Maturities
2010	$51
2011	930

Total	$981

8. COMMITMENTS AND CONTINGENCIES
LEASES
We rent office facilities and equipment under various operating leases. Rent expense for all operating leases was $0.3 million, $0.3 million and $0.3 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.
The following table sets forth the future minimum lease commitments under operating leases at September 30, 2009 (amounts in thousands):

Future
Commitments
for Operating
September 30,	Leases
2010	$1,076
2011	970
2012	711
2013	33
2014	22
Thereafter	—

Total	$2,812

We rent forklifts and water treatment equipment under various capital leases. Lease expense for all capital leases for the fiscal years ended September 30, 2009 and 2008 was $0.2 million and $0.2 million, respectively.
The following table sets forth the future minimum lease commitments under capital leases and the present value of net minimum lease payments at September 30, 2009 (amounts in thousands):

Future
Minimum
Lease
September 30,	Payments
2010	$153
2011	18
2012	11

Total capital lease obligation	$182

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
In February 2005, SP Systems and its subsidiary Structural Polymer Systems, Limited filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a supply agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and the jury rendered verdicts against our Zoltek Corporation subsidiary, which verdicts we later appealed. On February 9, 2009, the Company resolved the litigation by paying a judgment using $23.5 million of restricted cash.
In September 2004, the Company was named a defendant in a civil action filed by an investment banker that was retained to obtain equity investors, alleging breach by the Company of the Company’s obligations under the agreement signed by the parties. In October 2008, the Company settled the case for $5.8 million cash which had been fully accrued as a litigation charge as of September 30, 2008.
In May 2008, the Company received a letter from the enforcement staff of the Securities and Exchange Commission indicating that the staff was conducting a non-public, fact finding investigation and requested that the Company retain certain records and produce information and documents related to matters disclosed in the Company’s Current Report on Form 8-K filed May 5, 2008 relating to payments directed by the Company’s former Chief Financial Officer that were not properly authorized or recorded. The Company has cooperated fully with its investigation. The Company now has submitted all information requested by the staff.

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
9. PROFIT SHARING PLAN
The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service, worked 501 or more hours this year and attained 21 years of age. No contributions were made by the Company for fiscal years 2009, 2008 and 2007.
10. STOCK COMPENSATION EXPENSE
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
Presented below is a summary of stock option plans activity for the fiscal years 2007 through 2009:

		Wtd. Avg.	Options	Wtd. Avg.
	Options	Exercise Price	Exercisable	Exercise Price

Balance, September 30, 2007	$369,810	$16.02	264,800	$17.23
Granted	245,000	27.92
Exercised	(169,223)	8.03
Forfeited or expired	(30,000)	39.00

Balance, September 30, 2008	415,587	$25.52	220,587	$23.50
Granted	52,500	6.31
Exercised	—	—
Forfeited or expired	(59,750)	19.99

Balance, September 30, 2009	408,337	$23.60	301,670	$22.64

The following table summarizes information for options currently outstanding and exercisable at September 30, 2009:

Options Outstanding				Options Exercisable
Range of		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price
$1.33–5.67	39,500	4 years	$5.30	39,500	$5.30
6.25–9.25	42,587	6 years	8.53	42,587	8.53
9.60–24.12	87,500	8 years	19.71	39,584	16.73
26.22–29.70	148,750	8 years	29.12	90,000	28.73
30.00–39.00	90,000	6 years	33.43	90,000	33.43

1.33–39.00	408,337	7 years	23.60	301,671	22.64

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected life of option	3.8 & 4 years	4 & 7.5 years	3 & 7.5 years
Risk-free interest rate	0.5%	1.8%	4.9%
Volatility of stock	79%	66%	68%
Forfeiture experience on employee options	25%	30%	30%
The fair value of the options granted during fiscal 2009, 2008 and 2007 was $0.2 million, $5.5 million and $1.4 million, respectively. As of September 30, 2009, the Company had $1.3 million of total unrecognized compensation expense related to stock option plans that will be recognized over fiscal 2010 and 2011. Cash proceeds received from the exercise of stock options were $0.0 million, $1.4 million and $1.4 million for fiscal 2009, 2008 and 2007, respectively.
Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. Restricted shares granted to directors in fiscal 2008 and 2009 and restricted shares granted to employees in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted to employees in fiscal 2009 vest 50% in the second year, 50% in the third year from date of grant. The balance of restricted stock shares outstanding was 67,500 shares as of September 30, 2008. The balance of restricted stock shares outstanding was 86,250 shares as of September 30, 2009. The Company has settled by payment in cash 11,250 restricted shares which vested during fiscal 2009.
As of September 30, 2009, the remaining unamortized compensation cost related to restricted stock awards was $0.9 million which is expected to be recognized over the remaining vesting period of two to three years.
For fiscal 2009, 2008 and 2007, the Company recorded into selling and general administrative expense and into its corporate/other segment $3.0 million, $2.4 million and $1.3 million, respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of FASB ASC 715 (formerly referenced as Statement of Financial Accounting Standards (SFAS) 123-R “Share-Based Payments”). There were no recognized tax benefits during fiscal 2009, 2008 or 2007, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.
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
11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. The Carbon Fibers segment manufactures commercial carbon fibers used as reinforcement material in composites. The Technical Fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States, Hungary and Mexico. The remaining business represented in the Corporate/Other Products segment relates to water treatment and electrical services provided by the Hungarian operations.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following table presents financial information on the Company’s operating segments as of and for the fiscal years ended September 30, 2009, 2008 and 2007 (amounts in thousands):

	Fiscal Year Ended September 30, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$115,348	$20,996	$2,412	$138,756
Cost of sales, excluding available unused capacity costs	82,274	16,411	2,059	100,744
Available unused capacity costs	6,404	948	—	7,352
Gross profit	26,670	3,637	353	30,660
Operating income (loss)	14,186	2,307	(13,098)	3,395
Depreciation	13,490	1,667	1,194	16,351
Capital expenditures	14,983	642	581	16,206

	Fiscal Year Ended September 30, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$156,033	$25,910	$3,673	$185,616
Cost of sales	110,691	20,378	3,324	134,393
Gross profit	45,342	5,532	349	51,223
Operating income (loss)	33,961	3,019	(16,973)	20,007
Depreciation	13,353	2,030	1,093	16,476
Capital expenditures	101,628	2,568	3,519	107,715

	Fiscal Year Ended September 30, 2007
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$116,365	$31,697	$2,818	$150,880
Cost of sales	82,223	23,689	1,594	107,506
Gross profit	34,142	8,008	1,224	43,374
Operating income (loss)	26,536	7,435	(15,862)	18,109
Depreciation	7,387	1,333	485	9,205
Capital expenditures	47,321	2,148	3,943	53,412

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
September 30, 2009	$293,200	$27,614	$46,031	$366,845
September 30, 2008	344,974	32,705	62,485	440,164

Sales and long-lived assets, by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2009, 2008 and 2007 (amounts in thousands):

	2009		2008		2007
		Net		Net		Net
		Long Lived		Long Lived		Long Lived
	Net Sales(a)	Assets(b)	Net Sales(a)	Assets(b)	Net Sales(a)	Assets(b)
United States	$34,036	$44,539	$42,205	$47,617	$38,505	$48,744
Europe	102,337	132,880	133,286	158,694	106,798	140,457
Asia	2,205	—	10,106	—	4,983	—
Mexico	—	79,491	—	82,583	—	—
Other areas	178	—	19	—	594	—

Total	$138.756	$256,910	$185,616	$288,894	$150,880	$188,801

(a)	Revenues are attributed to countries based on the delivery location of the customer.

(b)	Property and equipment net of accumulated depreciation based on country location of assets.
12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
(Amounts in thousands, except per share data)

Fiscal year 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$38,629	$36,006	$30,306	$33,815
Gross profit	10,264	9,118	6,160	5,118
Net income (loss) from continuing operations	535	473	(1,429)	(3,781)
Net income (loss)	535	473	(1,429)	(3,781)

Basic and diluted income (loss) per share:
Continuing operations — basic	$0.02	$0.01	$(0.04)	$(0.11)

Continuing operations — diluted	$0.02	$0.01	$(0.04)	$(0.11)

Fiscal year 2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$40,072	$49,581	$44,950	$51,013
Gross profit	10,759	14,025	13,638	12,801
Net income (loss) from continuing operations	2,604	4,311	2,316	(1,790)
Net income (loss)	2,604	4,311	2,316	(1,790)

Basic and diluted income (loss) per share:
Continuing operations — basic	$0.08	$0.13	$0.07	$(0.05)

Continuing operations — diluted	$0.08	$0.13	$0.07	$(0.05)

Annual earnings per share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods.
13. SUBSEQUENT EVENTS
Material subsequent events are evaluated and disclosed through the report issuance date, November 30, 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures as of September 30, 2009 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of September 30, 2009 is effective.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth under the captions “Election of Directors”, “Other Matters” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.
Item 11. Executive Compensation
The information set forth under the captions “Directors’ Fees” and “Compensation of Executive Officers” in the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership By Management” in the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Certain Transactions” and “Election of Directors” in the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 14. Principal Accounting Fees and Services
The information set forth under the caption “Principal Accountant Fees and Services” in the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial statements: The following financial statements and reports thereon are included in Item 8 of this report:
Report of Management
Reports of Independent Registered Public Accounting Firm — Ernst & Young LLP*
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Consolidated Balance Sheets as of September 30, 2009 and 2008
Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

*	Report on financial statement schedule is included in Exhibit 23.1 hereto.
(2) The following financial statement schedule is included in Part IV of this report:
Rule 12-09 Valuation and Qualifying Accounts and Reserves
For the fiscal year ended September 30, 2009
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to		Charged to			Balance at
	beginning	costs and		other accounts	Deductions		end
	of period	expenses		describe	describe		of period
Reserve for doubtful accounts	$1,754	$1,303	(1)	$—	$701	(2)	$2,356

Reserve for inventory valuation	$500	$165	(3)	$—	$—		$665

Deferred tax valuation	$30,815	$—		$—	$10,677	(4)(5)	$20,138

For the fiscal year ended September 30, 2008
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to		Charged to			Balance at
	beginning	costs and		other accounts	Deductions		end
	of period	expenses		describe	describe		of period
Reserve for doubtful accounts	$781	$1,300	(1)	$—	$327	(2)	$1,754

Reserve for inventory valuation	$645	$—		$—	$145	(7)	$500

Deferred tax valuation	$29,758	$1,057		$—	$—		$30,815	(6)

For the fiscal year ended September 30, 2007
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at	Charged to		Charged to				Balance at
	beginning	costs and		other accounts		Deductions		end
	of period	expenses		describe		describe		of period
Reserve for doubtful accounts	$729	$52	(8)	$—		$—		$781

Reserve for inventory valuation	$1,300	$—		$—		$655	(7)	$645

Deferred tax valuation	$34,217	$—		$628	(9)	$5,087	(10)(11)(12)	$29,758

(1)	Write off of uncollectible receivable

(2)	Recovery of receivables previously listed as doubtful

(3)	Increase reserve for slow-moving product

(4)	Reduction in required valuation allowance due to domestic NOL utilization.

(5)	Reduction in required valuation allowance due to non-qualified stock option deduction for which no cash benefit has been realized.

(6)	Includes valuation allowance related to non-qualified stock options.

(7)	Company used and sold materials for which reserves were established primarily for slow-moving product.

(8)	Write-off of uncollectible receivable, net of recovery.

(9)	Addition of a valuation allowance on the Texas tax credits that were created from prior years Texas NOL. The credits are created and calculated under the newly enacted Texas margin tax law.

(10)	Expiration of capital loss carryforward and utilization against current foreign income taxes payable.

(11)	Removal of NOL’s related to non-qualified stock options and the related valuation allowance.

(12)	Prior year true ups
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

ZOLTEK COMPANIES, INC. (Registrant)
By:	/s/ ZSOLT RUMY
Zsolt Rumy, Chairman of the Board, President and
Chief Executive Officer
Date: November 30, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZSOLT RUMY Zsolt Rumy	Chairman, President, Chief Executive Officer and Director	November 30, 2009

/s/ ANDREW W. WHIPPLE Andrew W. Whipple	Chief Financial Officer	November 30, 2009

/s/ LINN H. BEALKE Linn H. Bealke	Director	November 30, 2009

/s/ CHARLES A. DILL Charles A. Dill	Director	November 30, 2009

/s/ GEORGE E. HUSMAN George E. Husman	Director	November 30, 2009

/s/ MICHAEL D. LATTA Michael D. Latta	Director	November 30, 2009

/s/ PEDRO REYNOSO Pedro Reynoso	Director	November 30, 2009

Exhibit Index

Exhibit
Number	Description
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

Exhibit
Number	Description
4.3
Registration Rights Agreement, dated as of September 30, 2005, by and among the Registrant and the Lenders parties thereto, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated September 29, 2005 and incorporated herein by reference.

4.4
Waiver and Consent, dated as of February 3, 2006, by and among the Registrant and the Lender parties thereto, filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated February 6, 2006, and incorporated herein by reference.

4.5
Amendment No. 1 to Loan and Warrant Agreement and Registration Rights Agreement among the Registrant and the Lender parties thereto, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.

4.6	Form of Note, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.
4.7	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated April 28, 2006 and incorporated herein by reference.
4.8
Amendment No. 2 to Loan and Warrant Agreement and Registration Rights Agreement, dated as of December 14, 2006, among the Registrant and the Lenders, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

4.9	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.
10.1	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 13, 1999*
10.2
Credit Agreement, dated as of May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporate herein by reference.

10.3
First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-k dated February 18, 2003 is incorporated herein by reference.

10.4	Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders*
10.5
Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

10.6	Zoltek Companies, Inc. 2008 Director Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*
10.7	Zoltek Companies, Inc. 2008 Long Term Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*
10.8
Employment Agreement, dated March 1, 2008, between the Registrant and Karen Bomba, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.9
Employment Agreement, dated November 26, 2008, between the Registrant and Andrew W. Whipple, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by this reference

21	Subsidiaries of the Registrant filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and incorporated herein by reference.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith

*	Management compensatory plan or arrangement