Form 10-Q
period 2009-12-31
ZOLTEK COMPANIES INC
filed 2010-02-08
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of February 8, 2010, 34,418,608 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 31,	September 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$21,229	$20,943
Accounts receivable, less allowance for doubtful accounts of $2,475 and $2,356, respectively	23,778	30,507
Inventories, net	47,095	48,058
Deferred tax assets	6,047	3,262
Other current assets	6,347	6,838

Total current assets	104,496	109,608
Property and equipment, net	250,239	256,910
Other assets	249	327

Total assets	$354,984	$366,845

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under credit lines	9,607	12,277
Current maturities of long-term debt	1,613	4,159
Trade accounts payable	8,575	9,408
Accrued expenses and other liabilities	6,991	6,845
Construction payables	659	792

Total current liabilities	27,445	33,481
Long-term debt, less current maturities	955	981
Hungarian grant, long-term	9,732	10,228
Deferred tax liabilities	7,178	6,690
Derivative liabilities	2,203	—

Total liabilities	47,513	51,380

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,424,441 and 34,424,441 shares issued and outstanding at December 31, 2009 and September 30, 2009	344	344
Additional paid-in capital	479,343	494,311
Accumulated other comprehensive loss	(23,505)	(18,405)
Accumulated deficit	(148,711)	(160,785)

Total shareholders’ equity	307,471	315,465

Total liabilities and shareholders’ equity	$354,984	$366,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,
	2009	2008
Net sales	$28,867	$38,629
Cost of sales, excluding available unused capacity costs	22,149	28,092
Available unused capacity costs	2,771	273

Gross profit	3,947	10,264
Application and development costs	1,983	1,721
Selling, general and administrative expenses	4,713	5,068

Operating (loss) income	(2,749)	3,475
Other income (expense):
Interest income	8	219
Gain on foreign currency transactions	345	178
Other expense, net	(412)	(254)
Gain on derivative liabilities	858	—
Interest expense, excluding amortization of financing fees and debt discount	(134)	(568)
Amortization of financing fees and debt discount	(197)	(1,965)

Income (loss) from continuing operations before income taxes	(2,281)	1,085
Income tax (benefit) expense	(1,798)	550

Net (loss) income	$(483)	$535

Basic and diluted (loss) income per share	$(0.01)	$0.02

Weighted average common shares outstanding — basic	34,424,441	34,404,631
Weighted average common shares outstanding — diluted	34,424,441	34,476,681
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total		Additional	Accumulated Other
	Shareholders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	Loss	Deficit

Balance, September 30, 2009	$315,465	$344	$494,311	$(18,405)	$(160,785)

Stock option compensation expense	650		650

Cumulative effect of change in accounting principle	(3,061)		(15,618)		12,557

Net loss	(483)				(483)

Foreign currency translation adjustment	(5,100)			(5,100)

Balance, December 31, 2009	$307,471	$344	$479,343	$(23,505)	$(148,711)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(483)	$535
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	4,315	4,073
Amortization of financing fees and debt discount	197	1,965
Deferred taxes	(2,302)	439
Gain on derivative liabilities	(858)	—
Foreign currency transaction (gains) losses	(796)	721
Stock option compensation expense	650	945
Loss on disposal of assets	134	—
Changes in assets and liabilities:
Decrease in accounts receivable	6,468	4,722
Increase in inventories	(171)	(8,377)
Decrease in other current assets and other assets	850	2,083
Decrease in trade accounts payable	(668)	(2,551)
Decrease in accrued expenses and other liabilities	(790)	(1,629)
Decrease in legal liabilities	—	(5,558)

Net cash provided (used) by operating activities	6,546	(2,632)

Cash flows from investing activities:
Purchases of property and equipment	(650)	(8,334)
Proceeds received from sale of fixed assets	80	—
Decrease in construction payables	(134)	(1,349)

Net cash used for investing activities	(704)	(9,683)

Cash flows from financing activities:
Repayment of convertible debentures	(2,700)	(2,448)
(Repayment of) borrowings under notes payable and credit lines	(2,733)	3,074

Net cash (used) provided by financing activities	(5,433)	626

Effect of exchange rate changes on cash and cash equivalents	(123)	(18)

Net increase (decrease) in cash and cash equivalents	286	(11,707)
Cash and cash equivalents at beginning of period	20,943	29,224

Cash and cash equivalents at end of period	$21,229	$17,517

Supplemental disclosures of cash flow information:
Non-cash conversion of convertible debentures	—	251
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, and Engineering Technology Corporation (“Entec Composite Machines”). Zoltek Corporation (“Zoltek”) is a US subsidiary that develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States, with an increasing presence in Asia. Unless the context otherwise indicated, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.
The consolidated financial statements of the Company include the operations of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. The Company has performed an evaluation of subsequent events through February 8, 2010, which is the date the financial statements were issued.
The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. Adjustments resulting from the currency translation of financial statements of the Company’s foreign subsidiaries are reflected as “Accumulated other comprehensive loss” within shareholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations as “Other income (expense).” All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
Adoption of New Accounting Standards
See Note 11 of the Notes to Condensed Consolidated Financial Statements.
2. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
Raw materials	$6,546	$7,349
Work-in-process	6,286	8,977
Finished goods	29,782	26,758
Consigned inventory	4,000	4,471
Supplies and other	481	503

	$47,095	$48,058

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded an inventory valuation reserve of $1.0 million and $0.9 million as of December 31, 2009 and September 30, 2009, respectively, to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to slow-moving inventories produced in prior years.

3. SEGMENT INFORMATION
The Company’s strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. The Carbon Fibers segment manufactures commercial carbon fibers used as reinforcement material in composites. The Technical Fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments are located geographically in the United States, Hungary and Mexico. The remaining business represented in the Corporate/Other Products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the Corporate headquarters.
Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s operating segments for the three months ended December 31, 2009 and 2008 (in thousands):

	Three months ended December 31, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$23,942	$4,430	$495	$28,867
Cost of sales, excluding available unused capacity costs	17,884	3,795	470	22,149
Available unused capacity costs	2,427	344	—	2,771
Gross profit	3,631	291	25	3,947
Operating income (loss)	1,319	73	(4,141)	(2,749)
Depreciation	3,437	458	420	4,315
Capital expenditures	239	224	187	650

	Three months ended December 31, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$32,716	$5,265	$648	$38,629
Cost of sales, excluding available unused capacity costs	23,639	3,821	632	28,092
Available unused capacity costs	91	182	—	273
Gross profit	8,986	1,262	16	10,264
Operating income (loss)	6,507	530	(3,562)	3,475
Depreciation	3,371	419	283	4,073
Capital expenditures	7,825	436	73	8,334
The following table presents financial information on the Company’s operating segments as of December 31, 2009 and September 30, 2009 (in thousands):

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
December 31, 2009	$282,912	$24,984	$47,088	$354,984
September 30, 2009	293,200	27,614	46,031	366,845
4. FINANCING AND DEBT
Credit Facilities
U.S. Operations — The revolving credit facility has a total commitment of the lesser of $10.0 million or a borrowing base, which as of December 31, 2009 was $9.6 million. Total borrowings under the facility were $9.6 million as of December 31, 2009. On February 2, 2010, the Company extended its existing U.S. line of credit until January 1, 2011. No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in November 2009 and now expires on August 30, 2010. The revolving credit facility has a total commitment of the lesser of $9.5 million or a borrowing base, which as of December 31, 2009 was $9.5 million. There were no borrowings under this credit facility at December 31, 2009. No financial covenants currently apply to the credit facility from the Hungarian bank.

Credit lines consist of the following (amounts in thousands):

	December 31,	September 30,
	2009	2009
U.S. facility (current interest rate of 2.98% — variable with Libor)	$9,607	$8,343

Facility with Hungarian bank (interest rate of 2.7% to 8.1%, depending on currency)	—	3,934

Total credit lines	$9,607	$12,277

Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $15.2 million as of December 31, 2009) to Zoltek’s Hungarian subsidiary. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary has received approximately HUF 2.6 billion in grant funding as of December 31, 2009. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2011 to October 2016. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.
Convertible Debt and Warrants
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
As of December 31, 2009, Zoltek had $1.5 million of convertible debt outstanding, which the Company anticipates repaying with cash on hand by April 2010. There were no conversions of convertible debt during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, convertible debt in the principal amount of $0.3 million was converted into 16,264 shares of common stock.
The following tables summarize the convertible debt outstanding as of December 31, 2009 and September 30, 2009.

	As of December 31, 2009			As of September 30, 2009
	Number			Number
	of shares	Conversion	Principal	of shares	Conversion	Principal
	issuable	price	outstanding	issuable	price	outstanding
May 2006	—	$25.51	$—	70,560	$25.51	$1,799,986
July 2006	9,916	25.51	252,957	19,640	25.51	501,016
October 2006	50,830	25.51	1,296,673	76,381	25.51	1,948,479

	60,746		$1,549,630	166,581		$4,249,481

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

The May, July and October 2006 issuances also provide that the investor may require the Company to pay out the quarterly installment due in cash if the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock is below $12.50 on the due date. During the first quarter of fiscal 2010, the VWAP of the Company’s common stock was below $12.50 on the due date of principal payments and, accordingly, the Company paid out the quarterly installments of principal amortization in cash for $1.8 million, $0.3 million, and $0.6 million related to the May 2006, July 2006, and October 2006 issuances, respectively.
Each outstanding issuance of convertible debt outstanding at September 30, 2009 and December 31, 2009 is summarized in the table below which sets forth the significant terms and assumptions associated with valuing the conversion features:
Outstanding Convertible Debt Issuances

	May 2006 (1)	July 2006 (1)	October 2006 (1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	Libor plus 4%	Libor plus 4%	Libor plus 4%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406 shares	34,370 shares	102,835 shares

Term of warrants	60 months	60 months	60 months
Value per share of conversion features at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances were considered to have beneficial conversion features.
During the first quarter of fiscal 2006, the Company obtained the financing to post a bond in connection with litigation. Part of the financing associated with this bond were the proceeds from the exercise of warrants to purchase 827,789 shares of common stocks for $11.9 million by existing institutional shareholders. In connection with the exercise of the warrants, the Company issued investors additional warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share. The Company recorded the entire fair value of these new warrants, $6.4 million, into expense during the first quarter of fiscal 2006.
Amortization of Financing Fees and Debt Discount
Convertible debt issued in May 2006, July 2006 and October 2006 was considered to have beneficial conversion features because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the Company’s market price of common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security is converted prior to the redemption date, the unamortized balance is recorded in expense at the time of conversion.
At the time of issuance of convertible debt securities with warrants, the Company recorded the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount was recorded as a reduction in the carrying value of the convertible debt security that was accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security was converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants was recorded as a reduction to additional paid-in capital at the time of conversion.

The tables below show the impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2009 and 2008 (in thousands).

	Three months ended December 31, 2009
		Conversion
	Warrants	features	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	18	33
October 2006 issuance	36	41	77

	$69	$85	154

Deferred financing costs			43

Total			$197

	Three months ended December 31, 2008
		Conversion
	Warrants	features	Total
May 2006 issuance	$601	$887	$1,488
July 2006 issuance	69	85	154
October 2006 issuance	106	122	228

	$776	$1,094	1,870

Deferred financing costs			95

Total			$1,965

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	December 31, 2009
		Conversion
	Warrants	features	Total
October 2006 issuance	$18	$21	$39
Debt acquisition cost and financing fees			55

Total			$94

	September 30, 2009
		Conversion
	Warrants	features	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	17	32
October 2006 issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

Long-term Debt
The Company’s long-term debt consists of the following (dollars in thousands):

	December 31,	September 30,
	2009	2009
Note payable with interest currently at 4.12% (variable with Libor, payable in monthly installments of interest to maturity in January 2011)	$1,057	$1,083

Convertible debentures final payment due November 2009 (interest rate of 5.58% — variable with Libor)	—	1,800

Convertible debentures final payment due January 2010 (interest rate of 5.12% — variable with Libor)	251	501

Convertible debentures final payment due April 2010 (interest rate of 4.63% — variable with Libor)	1,299	1,948

Total long-term debt including current maturities	2,607	5,332

Less: Debt discount associated with conversion features and warrants	(39)	(192)
Less: Amounts payable within one year, net of discount of $39 and $192	(1,613)	(4,159)

Total long-term debt, less current maturities	$955	$981

The aggregate annual maturities of long-term debt at December 31, 2009 are set forth below (dollars in thousands):

Annual
December 31,	maturities
2010	102
2011	955

Total	$1,057

5. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENT
The Company adopted FASB ASC 815 (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”), on October 1, 2009. In connection with the adoption, the Company determined that our outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a derivative financial liability, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a derivative liability on October 1, 2009.
Zoltek adopted FASB ASC 820 (“ASC 820”) on October 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under ASC 820 is as follows:
Level 1 — Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
We used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants, which is an unobservable input. Therefore, we have deemed the derivative liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The Company uses the historical volatility of the Company’s stock starting in November 2003, the date the Company received its first large order for carbon fibers, as that is when the Company considers its business to have changed from a research and development company to an operational company. The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of December 31, 2009:
Outstanding Warrant Issuances

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	1.4 years	1.5 years	1.8 years	3.0 years
Risk-free interest rate	0.47%	1.14%	1.14%	1.70%
Stock volatility	75.7%	75.7%	75.7%	75.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
A derivative liability of $3.1 million was established as of October 1, 2009. The adoption of ASC 815 also resulted in a cumulative adjustment to accumulated deficit of $12.5 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The fair value of the warrants will be marked to market each period. If the warrants are not exercised, the derivative liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.
At December 31, 2009, the Company remeasured the outstanding warrant liability and recorded a fair value of $2.2 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $0.9 million for the three months ended December 31, 2009.

The fair value of warrants outstanding as of December 31, 2009 was as follows (dollars in thousands, except per share amounts):

		Shares issuable
	Fair value	upon exercise	Total fair
Issuance Date	per warrant	of warrants	value
May 2006	$0.73	274,406	$201
July 2006	0.88	34,370	30
October 2006	1.17	102,835	120
December 2006	2.24	827,789	1,852

Total		1,239,400	$2,203

The following is a summary of the change in fair value of the Company’s derivative financial instruments for the first quarter of fiscal 2010.

Balance — October 1, 2009	$3,061
Change in Fair Value of Derivative Liability	(858)

Balance — December 31, 2009	$2,203

6. EARNINGS PER SHARE
In accordance with ASC 260, the Company has evaluated its diluted income (loss) per share calculation. The Company has outstanding warrants, convertible debt, and stock options at December 31, 2009 and 2008 which are not included in the determination of diluted income (loss) per share for the three months ended December 31, 2009 and 2008 because inclusion of the shares is anti-dilutive. Had these securities been dilutive, an additional 0.2 million and 0.5 million shares, respectively, would have been included in the Company’s diluted income (loss) per share calculation.
The following is the diluted impact of the stock options on net income (loss) per share for the three months ended December 31, 2009 and 2008, respectively (in thousands, except per share amounts):

	Three months ended
	December 31,
	2009	2008
Numerators:
Net income (loss)	$(483)	$535

Denominators:
Average shares outstanding — basic	34,424	34,405
Impact of stock options	—	72

Average shares outstanding — diluted	34,424	34,477

Basic and diluted income (loss) per share	$(0.01)	$0.02

7. STOCK OPTION COMPENSATION EXPENSE
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

Presented below is a summary of stock option plans activity for the three months ended December 31, 2009:

		Wtd. avg.
	Options	exercise price

Balance, September 30, 2009	408,337	$23.60
Granted	—	—
Exercised	—	—
Cancelled	(6,250)	29.70

Balance, December 31, 2009	402,087	$23.50

Exercisable, December 31, 2009	295,420	$22.49

The following table summarizes information for options currently outstanding and exercisable at December 31, 2009:

Options outstanding				Options exercisable
Range of		Wtd. avg.	Wtd. avg.		Wtd. avg.
exercise prices	Number	remaining life	exercise price	Number	exercise price
$ 2.07–5.47	39,500	4 years	$5.30	39,500	$5.30
8.40–8.60	42,587	5 years	8.53	42,587	8.53
10.00–24.12	87,500	7 years	19.71	39,583	16.73
26.22–29.70	142,500	7 years	29.09	83,750	28.66
31.07–36.73	90,000	5 years	33.43	90,000	33.43

2.07–36.73	402,087	6 years	23.50	295,420	22.49

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
As of December 31, 2009, the Company had $0.9 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2010 and 2011.
Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted to directors in fiscal 2008 and 2009 and restricted shares granted to employees in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted in fiscal 2009 vest 50% in the second year and 50% in the third year from date of grant. The balance of restricted stock shares outstanding was 86,250 shares as of December 31, 2009. No restricted shares vested during the first quarter of fiscal 2010.
As of December 31, 2009, the remaining unamortized compensation cost related to restricted stock awards was $0.8 million which is expected to be recognized over the remaining vesting period of two to three years.
The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of FASB ASC 718, which was $0.7 million and $0.9 million for the three months ended December 31, 2009 and 2008, respectively. There were no recognized tax benefits during the fiscal years 2010 or 2009, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset.
The Company uses the historical volatility of the Company’s stock starting in November 2003, the date the Company received its first large order for carbon fibers, as that is when the Company considers its business to have changed from a research and development company to an operational company.

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
CONCENTRATION OF CREDIT RISK
Zoltek’s carbon fiber products are primarily sold to customers in the wind energy and composite industries and its technical fibers are primarily sold to customers in the aerospace industries. The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.
In the three months ended December 31, 2009 and 2008, we reported aggregate sales of $16.0 million and $18.3 million, to Vestas Wind Systems, a leading wind turbine manufacturer, and related open accounts receivable balances of $16.1 million and $17.8 million, respectively. This was the only customer that represented greater than 10% of consolidated net sales in these periods.
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
9. INCOME TAXES
The Company currently has net operating loss carryforwards available to offset future tax liabilities. The Company has recorded a full valuation allowance against its deferred tax asset in the U.S. and Mexico because it is more likely than not that the value of the deferred tax asset will not be realized. The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities.
During the first quarter of fiscal 2010, due to the favorable resolution of an uncertain tax matter with the Hungarian Tax Authority the Company released a $2.3 million reserve on its uncertain tax positions. As of December 31, 2009, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.
During the first three months of fiscal 2010, the HUF weakened against the US dollar by approximately 2.7%. As of December 31, 2009, the Company has a long-term loan to its Zoltek Zrt. subsidiary denominated in US dollars, which has incurred an unrealized loss during fiscal 2010 of $1.8 million due to the weakening of the HUF. We intend to deduct the unrealized currency losses on the 2010 Hungarian tax returns. This deduction further increases our tax net operating loss.

10. FOREIGN CURRENCY TRANSLATION
Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the US dollar.
The HUF weakened by 2.7% against the US dollar during the first three months of fiscal 2010. This currency fluctuation caused an increase in our accumulated other comprehensive loss of $5.1 million for the three months ended December 31, 2009.
11. NEW ACCOUNTING PRONOUNCEMENTS
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC 820, “Fair Value Measurements and Disclosure,” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. This ASU is effective for Zoltek starting in fiscal 2010.
In June 2009, the FASB issued FASB ASC 105. The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management has concluded that the adoption of FASB ASC 105 does not have a material impact on the financial statements. The Codification does not change GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. Technical references to GAAP included in this report are provided under the new FASB ASC structure
In June 2008, FASB ASC 815 was issued. FASB ASC 815 provides revised guidance on whether a conversion option or warrant is indexed to a company’s own stock. Instruments with certain price reset features are not considered to be indexed to a company’s own stock, and consequently must be accounted for as derivatives and marked to market each reporting period. The Company adopted FASB ASC 815 effective October 1, 2009. See Note 5 for more information on the adoption of FASB ASC 815.

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
During 2005 and 2006, Airbus and Boeing initiated production of new generation aircraft utilizing carbon fiber composites in critical airframe structures (i.e., fuselage and wings). We believe the demand for carbon fibers for these programs absorbed the substantial majority of capacity of manufacturers for aerospace applications. At about the same time, the adoption of carbon fibers in longer wind turbine blades created a new demand for commercial carbon fibers. This triggered a significant divergence of demand for carbon fibers between aerospace and commercial applications.

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
Over the past two years, the commercial carbon fibers markets we serve were negatively impacted by the recessionary economic conditions in the United States and international economies, including a sudden, but we believe only temporary, slowdown in the growth of wind turbine business. We expect the slowdown will continue through the second quarter of fiscal 2010, but expect order rates to begin to trend back to normal long-term growth rates during the second half of the fiscal year. At the same time, there were unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers that resulted in a significant decrease in the aerospace market demand. This factor, as well as substantial increases in installed capacity for both aerospace and commercial carbon fibers, led to an increase in price and sales competition between aerospace and commercial carbon fiber manufacturers, particularly in certain cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized. While this situation has negatively impacted our financial results, we plan to be ready to respond to anticipated accelerating demand on a scale we experienced in the 2005 to 2006 time period. We are also maintaining our available unused capacity in a ready mode to avoid the kind of difficulties and delays in reacting to new orders that we experienced in 2005 and 2006.
We are aggressively marketing to obtain new business in existing applications and new customers in new applications. New applications tend to require relatively long sales cycles due to the new product development and manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. Since the beginning of 2009, we added sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success through new customers and sales in those regions. We expect our market development efforts will be successful over the long run.
In addition to the adverse impact of the global economic downturn, three other key factors led to declines in our revenues, operating earnings and margins since the beginning of fiscal 2009. First, after years of growing at a 20-25% annual rate, worldwide growth in electricity generation from wind energy has slowed to an estimated 10%. In addition, our largest customer is in the process of moving from producing according to forecast to mainly producing to order (i.e., just-in-time inventory) which is causing a temporary decline in their order level as the customer adjusts their inventories. This also had the effect of lowering our margins due to adverse impact on our product mix. The decrease in sales volume accounted for 71.7% of the revenue decline for the first quarter of 2010 compared to the first quarter of 2009. Second, decreases in raw material and energy costs were passed along to customers through price reductions; however, market pressure from lower customer demand forced price decreases to exceed the cost savings. These price decreases were offset by a strengthening of the Euro. Price decreases, offset by the Euro strengthening, caused approximately 14.9% of our revenue decline for the first quarter of 2010 compared to the first quarter of 2009. Third, available unused capacity was responsible for $2.8 million in unallocated costs (including depreciation) during the first quarter of fiscal 2010, without contributing to revenues or gross profit. While Zoltek is confident that the additional capacity will be quickly absorbed as soon as the wind energy business returns to a more robust growth rate and new customers and applications develop, available unused capacity will continue to negatively impact gross margins and operating income. We could take steps to significantly reduce these charges in the future, but we view this as an investment in maintaining our facilities and core staff in a ready mode to minimize the cost and time to restart facilities as the market conditions change.
In order to manage our business, we track it in three separate business segments: carbon fiber segment, technical fiber segment and corporate/other products segment, which includes of ancillary activities not directly related to the carbon fiber or technical fiber segments.
KEY PERFORMANCE INDICATORS
Our management monitors and analyzes several key performance indicators within each of these segments to manage our business and evaluate our financial and operating performance, including:
Revenue. In the short-term, management closely reviews the volume of product shipments and indicated customer requirements in order to forecast revenue and cash receipts. In the longer-term, management believes that revenue growth through new product applications is the best indicator of whether we are achieving our objective of commercializing carbon fiber. We expect that new applications, including those we are attempting to facilitate, will positively affect demand for our products.
Gross profit. Our total gross profit for the first quarter of fiscal 2010 and 2009, respectively, were 13.7% and 26.6%. Management focuses on maintaining and improving the gross profit over the long-term while leading the commercialization of carbon fiber and controlling associated costs. As such, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging markets. Available unused capacity costs of $2.8 million negatively affected gross margin by 9.6%. The primary cost components of our carbon fiber and technical fiber segments are energy and acrylonitrile, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production.

Operating expenses. Our operating expenses are driven by headcount and related administrative costs, marketing costs, and research and development costs. We monitor headcount levels in specific geographic and operational areas. We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.
Cash flow from operating activities. Operating activities generated cash of $6.5 million in the first quarter of fiscal 2010, and used cash of $2.6 million in the first quarter of fiscal 2009. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may require external capital.
Liquidity and cash flows. Due to the variability in revenue, our cash position varies. We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover. Management also monitors debt levels and the financing costs associated with debt. We expect to repay all our outstanding long-term debt during fiscal 2010 and to continue to finance our working capital needs with bank lines of credit.
BUSINESS TRENDS
At the end of fiscal 2008, we substantially completed our expansion plans and essentially doubled our production capacity over the immediately preceding two fiscal years. Our capacity increase was completed just as world trade dropped and the global economy began to experience deep recession. Since the beginning of fiscal 2009, we have seen a sudden, but we believe only temporary, slowdown in the growth of wind turbine business. We expect the slowdown will continue through the second quarter of fiscal 2010, but that order rates from our larger wind energy customers will begin to trend back to normal long-term growth levels during the second half of the fiscal year. This occurred at the same time as a significant decrease in the aerospace market due unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers. Inasmuch as producers of carbon fibers for commercial and aerospace applications had greatly increased their installed capacity over the past few years, we have seen intensified competition between aerospace and commercial carbon fiber manufacturers in cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized.
In this business environment, management continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites. Management primarily emphasized the following areas:
•	Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in India, China and Korea, which have shown growth for wind energy and other applications.
•	Business Development in Emerging Applications. We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In addition to producing carbon fibers for the existing prepreg technology used by many of our large wind turbine customers, we have recently begun shipments of carbon fibers qualified for use in the infusion process utilized by other wind turbine blade manufacturers. We also are seeking to qualify our products for use in aerospace secondary structures such as floor, luggage bins and seats, and anticipate increased sales in this market as the production of new jetliners increases. Additionally, we are gearing up for the anticipated next phase of wider use of carbon fibers in automotive applications.
•	Operating Cash Flows and Cash Management. Despite a 25% decrease in sales, we reported positive operating cash flows of $6.5 million during the first quarter of fiscal 2010, compared to negative operating cash flows of $2.6 million during the first quarter of fiscal 2009. Reduced accounts receivable provided cash of $6.5 million during the first quarter of fiscal 2010. We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding. The Company paid down $2.7 million of its convertible debt and had $0.7 million of capital expenditures during the first quarter of fiscal 2010. We feel that we are in a position to pay down our remaining convertible debt with operating cash flows.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008
The Company’s sales decreased 25.3%, or $9.7 million, to $28.9 million in the first quarter of fiscal 2010 from $38.6 million in the first quarter of fiscal 2009. The decline in revenue was partly due to declined sales volume, including the temporary reduction in sales volume from our largest customer which is in the process of moving to just-in-time inventory. During the first quarter of fiscal 2010, there was a 22.7% decrease in volume of product shipments compared to the first quarter of 2009, which accounted for approximately $7.0 million of the revenue decrease. The decline in revenue was also due to other factors, such as pricing decreases as a result of significant cost reductions in raw materials and energy, and currency fluctuations. Certain price reductions resulted from passing on raw material cost savings to customers, caused a $3.8 million decrease in sales during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The majority of our European sales are denominated in Euros, which strengthened significantly versus the US dollar during the first quarter of 2010 as compared to the first quarter of 2009, contributing an increase in sales of approximately $2.4 million, compared to the prior year quarter.
Carbon fiber sales decreased 26.8%, or $8.8 million, to $23.9 million in the first quarter of fiscal 2010 from $32.7 million in the first quarter of fiscal 2009. Technical fiber sales decreased 15.9%, or $0.9 million, to $4.4 million in the first quarter of fiscal 2010 from $5.3 million in the first quarter of fiscal 2009. Other revenues decreased $0.1 million to $0.5 million during the first quarter of fiscal 2010 from $0.6 million during the first quarter of fiscal 2009. Many of our customers are being impacted by the global economic downturn and difficult capital market conditions. Management believes that these customers’ reactions of reducing inventories and slowing orders is temporary and that Zoltek is best positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic conditions and capital markets improve.
The Company’s cost of sales decreased by 12.1%, or $3.5 million, to $24.9 million in the first quarter of fiscal 2010 from $28.4 million in the first quarter of fiscal 2009. Carbon fiber cost of sales decreased by 14.4%, or $3.4 million, to $20.3 million for the first quarter of fiscal 2010 from $23.7 million for the first quarter of fiscal 2009. The decrease in carbon fiber cost of sales reflected decreased sales of 26.8% discussed above offset by an increase in our cost of sales due to an unfavorable change in our product mix. Technical fiber cost of sales increased $0.1 million, or 3.4%, to $4.1 million for the first quarter of fiscal 2010 from $4.0 million for the first quarter of fiscal 2009. Included in the Company’s cost of sales were available unused capacity costs of $2.8 million and $0.3 million for the first quarter of fiscal 2010 and first quarter of fiscal 2009, respectively. During the first quarter of fiscal 2010, these costs are comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $2.4 million for the carbon fiber segment and $0.4 million for the technical fiber segment. During the first quarter of fiscal 2009, these costs are comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $0.1 million for the carbon fiber segment and $0.2 million for the technical fiber segment. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions. The cost of sales of the corporate/other products segment decreased for the first quarter ended fiscal 2010 to $0.5 million compared to $0.6 million for the first quarter ended fiscal 2009.
The Company’s gross profit decreased by $6.4 million, to $3.9 million, or 13.7% of sales in the first quarter of fiscal 2010 from $10.3 million, or 26.6% of sales in the first quarter of fiscal 2009. Carbon fiber gross profit margin decreased to 15.2% for the first quarter of fiscal 2010 compared to 27.5% for the first quarter of fiscal 2009. Carbon fiber gross profit decreased from $9.0 million to $3.6 million during these respective periods. The decreases in carbon fiber gross profit and gross profit percentage resulted primarily from available unused capacity costs expensed during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 and the temporary increase in our cost of sales due to an unfavorable change in our product mix. Technical fiber gross profit decreased from $1.3 million, or 24.0% of sales, in the first quarter of fiscal 2009 to $0.3 million, or 6.6% of sales, during the corresponding period of fiscal 2010. The decrease in technical fiber gross profit percentage resulted from product sales mix. The corporate/other products segments reported a gross profit of slightly less than $0.1 million for both the first quarter of fiscal 2010 and 2009.
Application and market development costs were $2.0 million in the first quarter of fiscal 2010 and $1.7 million in the first quarter of fiscal 2009. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
Selling, general and administrative expenses for continuing operations were $4.7 million in the first quarter of fiscal 2010 compared to $5.1 million in the first quarter of fiscal 2009. The Company recorded $0.7 million for the cost of employee services received in exchange for equity instruments under FASB ASC 718 during the first quarter of fiscal 2010, a decrease of $0.2 million from the expense in the first quarter of fiscal 2009. A litigation charge of $0.2 million was recorded in the first quarter of fiscal 2009.
Operating loss from the first quarter of fiscal 2010 was $2.7 million, a decrease of $6.2 million from the operating income of $3.5 million incurred during the first quarter of fiscal 2009. This decline resulted primarily from a decrease in gross profit of $6.4 million. Carbon fiber operating income declined from $6.5 million in the first quarter of fiscal 2009 to $1.3 million in the first quarter of fiscal 2010. The decline resulted from lower sales as discussed above. The decrease in technical fiber operating income resulted from the decrease in gross profit described above. Other products/ headquarters operating loss increased from a loss of $3.6 million in the first quarter of fiscal 2009 to a loss of $4.1 million in the first quarter of fiscal 2010 due to increases in application and development, litigation, and selling, general, and administrative costs as discussed.

Interest expense was approximately $0.1 million in the first quarter of fiscal 2010 compared to $0.6 million in the first quarter of fiscal 2009. As the convertible debt has been paid down by $2.7 million each quarter, the Company’s cost of interest on the related debt is reduced.
Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $0.2 million for the first quarter of fiscal 2010 compared to $2.0 million for the first quarter of fiscal 2009 (see “— Liquidity and Capital Resources”).
Interest income was less than $0.1 million in the first quarter of fiscal 2010 compared to $0.2 million in the first quarter of fiscal 2009.
Gain on foreign currency translations improved to $0.3 million for the first quarter of fiscal 2010, compared to $0.2 million for the first quarter of fiscal 2009. During the first three months of fiscal 2010 and 2009, the Euro and the US dollar gained in value against the HUF. As most of the Company’s accounts receivables are denominated in Euros, the strengthening in value resulted in a gain recognized in our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.
Other expense, net, was $0.4 million in the first quarter of fiscal 2010 compared to $0.3 million for the first quarter of fiscal 2009. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary.
Gain on derivative liabilities was $0.9 million in the first quarter of fiscal 2010 due to the adoption of ASC 815 (see “— Liquidity and Capital Resources — Derivative Instruments and Fair Value Measurements”).
Income tax benefit was $1.8 million for the first quarter of fiscal 2010 compared to a $0.6 million expense for the first quarter of fiscal 2009. During the first quarter of fiscal 2010, the Company released a $2.3 million reserve on its uncertain tax positions. An additional income tax expense of $0.2 million was incurred related to the local Hungarian municipality tax and $0.3 million due to an increase in Hungary’s deferred tax position. During the first quarter of fiscal 2009, the Company amortized its deferred tax asset by $0.4 million, reducing the existing net operating loss carryforwards. An additional income tax expense of $0.2 million compared to the prior year was incurred related to the local Hungarian municipality tax for the first quarter of fiscal 2009. An income tax expense of $0.5 million was recorded for the first quarter of fiscal 2009, as we established a deferred tax liability for book to tax differences within the Hungarian operation.
The foregoing resulted in net loss of $0.5 million for first quarter of fiscal 2010 compared to net income $0.5 million for first quarter of fiscal 2009. Similarly, the Company reported loss per share of $0.01 and income per share of $0.02 on a basic and diluted basis for the first quarter of fiscal 2010 and 2009, respectively. The weighted average basic common shares outstanding were 34.4 million for the first quarters of both fiscal 2010 and 2009.
Liquidity and Capital Resources
The Company believes its cash currently on hand, cash flow from operations, and available credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2010.
Cash Provided (Used) In Continuing Operating Activities
Operating activities provided $6.5 million of cash for the first quarter of fiscal 2010. Inventory levels used $0.2 million during the first quarter of fiscal 2010. As a result of the move to just-in-time inventories by our largest customer we expect our finished goods inventory will not decline significantly until late in the fiscal year as we will plan to maintain a steady production rate in order to minimize large fluctuations in our production levels. Cash flows were positively affected by depreciation of $4.3 million for the first quarter of fiscal 2010, which was included in the operating loss of $2.7 million. Cash collections reduced accounts receivables by $6.5 million during the first quarter of fiscal 2010. Payables and accrued expenses were reduced by $1.5 million.
Operating activities used $2.6 million of cash for the first quarter of fiscal 2009. Cash flows were positively affected by operating income of $3.5, which includes depreciation of $4.1 million for the first quarter of fiscal 2009. Cash flows were positively affected by cash collections which reduced accounts receivables by $4.7 million during the first quarter of fiscal 2009. Inventory levels increased by $8.4 million during the first quarter of fiscal 2009. Cash flows were also negatively affected during the first quarter of fiscal 2009 by a $5.8 million settlement paid in October related to litigation involving an investment banker.

Cash Used In Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2010 was $0.7 million, which consisted of capital expenditures on existing production lines and new equipment. Property and equipment, net, decreased from $256.9 million at September 30, 2009 to $250.2 million at December 31, 2009. Approximately $2.9 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations.
Net cash used in investing activities for the first quarter of fiscal 2009 was $9.7 million which consisted of capital expenditures to expand production lines of the Company’s precursor facilities and carbon fiber operations to meet the anticipated long-term demand for carbon fiber products.
Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber and technical fiber production capacity.
Cash (Used) Provided By Financing Activities
Net cash used by financing activities was $5.4 million for the first quarter of fiscal 2010 resulting from repayment of convertible debt and lines of credit. Net cash provided in financing activities was $0.6 million for the first quarter of fiscal 2009 as the Company increased its borrowings on our lines of credit and repaid convertible debt.
Credit Facilities
US Operations — The revolving credit facility has a total commitment of the lesser of $10.0 million or a borrowing base, which as of December 31, 2009 was $9.6 million. Total borrowings under the facility were $9.6 million as of December 31, 2009. On February 2, 2010, the Company extended its existing U.S. line of credit until January 1, 2011. No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in November 2009 and now expires on August 30, 2010. The revolving credit facility has a total commitment of the lesser of $9.5 million or a borrowing base, which as of December 31, 2009 was $9.5 million. There were no borrowings under this credit facility at December 31, 2009. No financial covenants currently apply to the credit facility from the Hungarian bank.
Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $15.2 million as of December 31, 2009) to Zoltek’s Hungarian subsidiary. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary has received approximately HUF 2.6 billion in grant funding as of December 31, 2009. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
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
Convertible Debt and Warrants
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
As of December 31, 2009, Zoltek had $1.5 million of convertible debt outstanding, which the Company anticipates repaying with cash on hand by April 2010. There were no conversions of convertible debt during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, convertible debt in the principal amount of $0.3 million was converted into 16,264 shares of common stock.

The following tables summarize the convertible debt outstanding as of December 31, 2009 and September 30, 2009.

	As of December 31, 2009			As of September 30, 2009
	Number			Number
	of shares	Conversion	Principal	of shares	Conversion	Principal
	issuable	price	outstanding	issuable	price	outstanding
May 2006	—	$25.51	$—	70,560	$25.51	$1,799,986
July 2006	9,916	25.51	252,957	19,640	25.51	501,016
October 2006	50,830	25.51	1,296,673	76,381	25.51	1,948,479

	60,746		$1,549,630	166,581		$4,249,481

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
The May, July and October 2006 issuances also provide that the investor may require the Company to pay out the quarterly installment due in cash if the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock is below $12.50 on the due date. During the first quarter of fiscal 2010, the VWAP of the Company’s common stock was below $12.50 on the due date of principal payments and, accordingly, the Company paid out the quarterly installments of principal amortization in cash for $1.8 million, $0.3 million, and $0.6 million related to the May 2006, July 2006, and October 2006 issuances, respectively.
Each outstanding issuance of convertible debt outstanding at September 30, 2009 and December 31, 2009 is summarized in the table below which sets forth the significant terms and assumptions associated with valuing the conversion features:
Outstanding Convertible Debt Issuances

	May 2006 (1)	July 2006 (1)	October 2006 (1)
Original principal amount of debentures (millions)	$20.0	$2.5	$7.5
Per share conversion price on debenture	$25.51	$25.51	$25.51
Interest rate	Libor plus 4%	Libor plus 4%	Libor plus 4%
Term of debenture	42 months	42 months	42 months
Warrants issued	274,406 shares	34,370 shares	102,835 shares

Term of warrants	60 months	60 months	60 months
Value per share of conversion features at issuance	$18.80	$19.21	$19.57
Stock price on date of agreement	$32.25	$29.28	$26.81
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate at issuance	4.88%	4.88%	4.65%
Principal shares converted	Partial	Partial	Partial
Warrants exercised	No	No	Partial

(1)	The May 2006, July 2006 and October 2006 issuances were considered to have beneficial conversion features.
During the first quarter of fiscal 2006, the Company obtained the financing to post a bond in connection with litigation. Part of the financing associated with this bond were the proceeds from the exercise of warrants to purchase 827,789 shares of common stock for $11.9 million by existing institutional shareholders. In connection with the exercise of the warrants, the Company issued investors additional warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share. The Company recorded the entire fair value of these new warrants, $6.4 million, into expense during the first quarter of fiscal 2006.

Amortization of Financing Fees and Debt Discount
Convertible debt issued in May 2006, July 2006 and October 2006 was considered to have beneficial conversion features because the adjusted conversion price after allocating a portion of the proceeds to the warrants, as discussed above, was less than the Company’s market price of common stock at date of issue. The beneficial conversion is recorded as a reduction in the carrying value of the convertible debt security and accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security is converted prior to the redemption date, the unamortized balance is recorded in expense at the time of conversion.
At the time of issuance of convertible debt securities with warrants, the Company recorded the fair value associated with the warrants using the Black-Scholes option-pricing model. This fair value discount was recorded as a reduction in the carrying value of the convertible debt security that was accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security was converted prior to the redemption date, the unamortized debt discount associated with the valuation of the warrants was recorded as a reduction to additional paid-in capital at the time of conversion.
The tables below show the impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2009 and 2008 (in thousands).

	Three months ended December 31, 2009
		Conversion
	Warrants	features	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	18	33
October 2006 issuance	36	41	77

	$69	$85	154

Deferred financing costs			43

Total			$197

	Three months ended December 31, 2008
		Conversion
	Warrants	features	Total
May 2006 issuance	$601	$887	$1,488
July 2006 issuance	69	85	154
October 2006 issuance	106	122	228

	$776	$1,094	1,870

Deferred financing costs			95

Total			$1,965

The carrying values of unamortized debt discount and financing fees are as follows (amounts in thousands):

	December 31, 2009
		Conversion
	Warrants	features	Total
October 2006 issuance	$18	$21	$39
Debt acquisition cost and financing fees			55

Total			$94

	September 30, 2009
		Conversion
	Warrants	features	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	17	32
October 2006 issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

Earnings Per Share
In accordance with ASC 260, the Company has evaluated its diluted income (loss) per share calculation. The Company has outstanding warrants, convertible debt, and stock options at December 31, 2009 and 2008 which are not included in the determination of diluted income (loss) per share for the three months ended December 31, 2009 and 2008 because inclusion of the shares is anti-dilutive. Had these securities been dilutive, an additional 0.2 million and 0.5 million shares, respectively, would have been included in the Company’s diluted income (loss) per share calculation.

The following is the diluted impact of the stock options on net income (loss) per share for the three months ended December 31, 2009 and 2008, respectively (in thousands, except per share amounts):

	Three months ended
	December 31,
	2009	2008
Numerators:
Net income (loss)	$(483)	$535

Denominators:
Average shares outstanding — basic	34,424	34,405
Impact of stock options	—	72

Average shares outstanding — diluted	34,424	34,477

Basic and diluted income (loss) per share	$(0.01)	$0.02

DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENT
The Company adopted FASB ASC 815 (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”), on October 1, 2009. In connection with the adoption, the Company determined that our outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a derivative financial liability, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a derivative liability on October 1, 2009.
Zoltek adopted FASB ASC 820 (“ASC 820”) on October 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under ASC 820 is as follows:
Level 1 — Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
We used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants, which is an unobservable input. Therefore, we have deemed the derivative liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The Company uses the historical volatility of the Company’s stock starting in November 2003, the date the Company received its first large order for carbon fibers, as that is when the Company considers its business to have changed from a research and development company to an operational company. The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of December 31, 2009:
Outstanding Warrant Issuances

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	1.4 years	1.5 years	1.8 years	3.0 years
Risk-free interest rate	0.47%	1.14%	1.14%	1.70%
Stock volatility	75.7%	75.7%	75.7%	75.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%

A derivative liability of $3.1 million was established as of October 1, 2009. The adoption of ASC 815 also resulted in a cumulative adjustment to accumulated deficit of $12.5 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The fair value of the warrants will be marked to market each period. If the warrants are not exercised, the derivative liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.
At December 31, 2009, the Company remeasured the outstanding warrant liability and recorded a fair value of $2.2 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $0.9 million for the three months ended December 31, 2009.
The fair value of warrants outstanding as of December 31, 2009 was as follows (dollars in thousands, except per share amounts):

		Shares issuable
	Fair value	upon exercise	Total fair
Issuance Date	per warrant	of warrants	value
May 2006	$0.73	274,406	$201
July 2006	0.88	34,370	30
October 2006	1.17	102,835	120
December 2006	2.24	827,789	1,852

Total		1,239,400	$2,203

The following is a summary of the change in fair value of the Company’s derivative financial instruments for the first quarter of fiscal 2010.

Balance — October 1, 2009	$3,061
Change in Fair Value of Derivative Liability	(858)

Balance — December 31, 2009	$2,203

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
CRITICAL ACCOUNTING ESTIMATES
In Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our fiscal 2009 Form 10-K, the Company discusses those accounting estimates that are considered to be critical in determining the results of operations and its financial position. With the adoption of ASC 815 on October 1, 2009, Zoltek has adopted a new accounting policy for Financial Instruments and considers the following new policy to be critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements, and the uncertainties that could affect our results of operations, financial condition and cash flows.
FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 815 requires companies to reclassify the fair value of the outstanding warrants as a derivative liability and to mark the liability to market at each report date if certain criteria are met. The fair value of the Company’s derivative liabilities are determined using Level 3 inputs in a Black-Scholes pricing model. The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company’s stock starting in November 2003, the date the Company received its first large order for carbon fiber, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company’s stock volatility.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 11 of the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility and other variable rate debt. Assuming the level of borrowings of $12.2 million as of December 31, 2009, at variable rates and a two-percentage point change in the average interest rate under these borrowings, it is estimated our interest expense for the three months ended December 31, 2009 would have changed by approximately $0.1 million. In the event of an adverse change in interest rates, we expect that we would seek to take actions to mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because of our relatively modest level of borrowings and anticipated cash needs. At December 31, 2009, the Company did not have any interest rate swap agreements outstanding.
Foreign Currency Risk
The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico changed as of November 1, 2008 from the Mexican Peso to the US dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.
The consolidated balance sheet of the Company’s international subsidiary, Zoltek Zrt., was translated from HUF to US dollars at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses.
As of December 31, 2009, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in US dollars. The potential loss in value of the Company’s net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the US dollar at December 31, 2009 and 2008 amounted to $10.8 million and $11.9 million, respectively. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.
As of December 31, 2009, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company’s net foreign currency investment in Zoltek de Mexico million resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the US dollar at December 31, 2009 because Zoltek de Mexico’s functional currency is the US dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of certain raw materials, such as acrylonitrile and utilities. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. Management assesses commodity price trends on a regular basis and seeks to adjust purchasing accordingly. The Company does not currently utilize derivative instruments to hedge purchases of commodities.
* * *

Special Note Regarding Forward-Looking Statements
The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company’s actual results could differ materially from those in the forward-looking statements. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and the slowdown in order rates from our wind energy customers; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (5) maintain profitable operations; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) resolve the pending non-public, fact-finding investigation being conducted by the Securities and Exchange Commission; (12) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (13) successfully prosecute patent litigation (14) successfully implement and coordinate our alliance with Global Blade Technology; and (15) manage the risks identified under “Risk Factors” in our filings with the SEC.
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
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ZOLTEK COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 8 of the Notes to Consolidated Financial Statements for a summary of the Company’s current legal proceedings, which is incorporated herein by reference.
Item 5. Other Information.
On February 2, 2010, the Company extended its U.S. existing line of credit until January 1, 2011. The revolving credit facility has a total commitment of the lesser of $10.0 million or an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories. A copy of the new promissory note is filed as Exhibit 10.1 hereto.
Item 6. Exhibits.
See Exhibit Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)
Date: February 8, 2010	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Revolving Credit Note, dated as of February 2, 2010, by and among Zoltek Companies, Inc., Zoltek Corporation and Southwest Bank of St. Louis.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.