Form 10-Q
period 2010-03-31
ZOLTEK COMPANIES INC
filed 2010-05-10
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of May 7, 2010, 34,408,608 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$22,616	$20,943
Accounts receivable, less allowance for doubtful accounts of $1,809 and $2,356, respectively	19,225	30,507
Inventories, net	41,582	48,058
Other current assets	7,935	10,100

Total current assets	91,358	109,608
Property and equipment, net	242,633	256,910
Other assets	137	327

Total assets	$334,128	$366,845

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under credit lines	7,803	12,277
Current maturities of long-term debt	1,681	4,159
Trade accounts payable	5,563	9,408
Accrued expenses and other liabilities	6,627	6,845
Construction payables	483	792

Total current liabilities	22,157	33,481
Long-term debt, less current maturities	—	981
Hungarian grant, long-term	9,700	10,228
Deferred tax liabilities	2,421	6,690
Derivative liabilities	1,929	—

Total liabilities	36,207	51,380

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,408,608 and 34,424,441 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	344	344
Additional paid-in capital	480,113	494,311
Accumulated other comprehensive loss	(28,839)	(18,405)
Accumulated deficit	(153,697)	(160,785)

Total shareholders’ equity	297,921	315,465

Total liabilities and shareholders’ equity	$334,128	$366,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Net sales	$26,029	$36,006	$54,896	$74,635
Cost of sales, excluding available unused capacity costs	20,294	25,410	42,443	53,502
Available unused capacity costs	4,283	1,478	7,054	1,751

Gross profit	1,452	9,118	5,399	19,382
Application and development costs	1,965	1,726	3,949	3,448
Selling, general and administrative expenses	4,531	5,341	9,245	10,408

Operating (loss) income	(5,044)	2,051	(7,795)	5,526
Other income (expense):
Interest income	6	105	14	324
(Loss) gain on foreign currency transactions	(382)	1,073	(36)	1,251
Other expense, net	(217)	(206)	(629)	(460)
Gain on derivative liabilities	274	—	1,132	—
Interest expense, excluding amortization of financing fees and debt discount	(131)	(377)	(264)	(945)
Amortization of financing fees and debt discount	(92)	(1,593)	(289)	(3,557)

(Loss) income before income taxes	(5,586)	1,053	(7,867)	2,139
Income tax benefit (expense)	600	(580)	2,398	(1,130)

Net (loss) income	$(4,986)	$473	$(5,469)	$1,009

Basic and diluted (loss) income per share	$(0.14)	$0.01	$(0.16)	$0.03

Weighted average common shares outstanding — basic	34,417,071	34,405,692	34,420,796	34,405,156

Weighted average common shares outstanding — diluted	34,417,071	34,482,098	34,420,796	34,486,450
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total		Additional	Accumulated Other
	Shareholders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	Loss	Deficit

Balance, September 30, 2009	$315,465	$344	$494,311	$(18,405)	$(160,785)
Stock option compensation expense	1,563		1,563
Cumulative effect of change in accounting principle	(3,061)		(15,618)		12,557
Cash settlement of restricted shares	(143)		(143)
Net loss	(5,469)				(5,469)
Foreign currency translation adjustment	(10,434)			(10,434)

Balance, March 31, 2010	$297,921	$344	$480,113	$(28,839)	$(153,697)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Net (loss) income	$(4,986)	$473	$(5,469)	$1,009
Foreign currency translation adjustment	(5,334)	(32,364)	(10,434)	(59,824)

Comprehensive loss	$(10,320)	$(31,891)	$(15,903)	$(58,815)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(5,469)	$1,009
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,417	8,026
Amortization of financing fees and debt discount	289	3,557
Deferred taxes	(2,962)	590
Gain on derivative liabilities	(1,132)	—
Foreign currency transaction gains	(306)	(882)
Stock option compensation expense	1,563	1,599
Loss on disposal of assets	154	321
Changes in assets and liabilities:
Decrease in accounts receivable	10,280	3,195
Decrease (increase) in inventories	4,490	(10,489)
Decrease in other current assets and other assets	1,728	126
Decrease in trade accounts payable	(3,523)	(2,228)
(Decrease) increase in accrued expenses and other liabilities	(1,082)	2,581
Decrease in legal liabilities	—	(5,399)

Net cash provided by operating activities	12,447	2,006

Cash flows from investing activities:
Purchases of property and equipment	(2,105)	(13,054)
Proceeds received from sale of fixed assets	83	—
Proceeds received from Hungarian grant	55	—
Decrease in construction payables	(309)	(3,890)

Net cash used for investing activities	(2,276)	(16,944)

Cash flows from financing activities:
Repayment of convertible debentures	(3,600)	(5,150)
Cash settlement of restricted shares	(143)	—
(Repayment of) borrowings under notes payable and credit lines	(4,524)	7,195

Net cash (used for) provided by financing activities	(8,267)	2,045

Effect of exchange rate changes on cash and cash equivalents	(231)	145

Net increase (decrease) in cash and cash equivalents	1,673	(12,748)
Cash and cash equivalents at beginning of period	20,943	29,224

Cash and cash equivalents at end of period	$22,616	$16,476

Supplemental disclosures of cash flow information:
Non-cash conversion of convertible debentures	—	251
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Properties, Inc. is a US subsidiary that owns property in the St. Louis, Missouri area. Zoltek Automotive, LLC is a recently organized subsidiary that develops high-volume applications for lightweight carbon fibers within the automotive industry. The Company’s primary sales markets are in Europe and the United States, with an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.
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
Adoption of New Accounting Pronouncements
See Note 11 of the Notes to Condensed Consolidated Financial Statements.
2. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	March 31,	September 30,
	2010	2009
Raw materials	$5,258	$7,349
Work-in-process	5,956	8,977
Finished goods	25,504	26,758
Consigned inventory	4,328	4,471
Supplies and other	536	503

	$41,582	$48,058

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.9 million as of March 31, 2010 and September 30, 2009 to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to slow-moving inventories produced in prior years.

3. SEGMENT INFORMATION
The Company’s strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. The Carbon Fibers segment manufactures commercial carbon fibers used as reinforcement material in composites. The Technical Fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segment production facilities are located geographically in the United States, Hungary and Mexico. The remaining business represented in the Corporate/Other Products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the Corporate headquarters.
Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s operating segments as of March 31, 2010 and September 30, 2009 and for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31, 2010
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$19,654	$5,973	$402	$26,029
Cost of sales, excluding available unused capacity costs	15,494	4,486	314	20,294
Available unused capacity costs	3,733	550	—	4,283
Gross profit	427	937	88	1,452
Operating income (loss)	(1,623)	731	(4,152)	(5,044)
Depreciation	3,274	434	393	4,101
Capital expenditures	970	288	197	1,455

	Three months ended March 31, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$28,914	$6,490	$602	$36,006
Cost of sales, excluding available unused capacity costs	20,239	4,813	358	25,410
Available unused capacity costs	1,111	367	—	1,478
Gross profit	7,564	1,310	244	9,118
Operating income (loss)	4,730	603	(3,282)	2,051
Depreciation	3,293	390	270	3,953
Capital expenditures	4,538	101	81	4,720

	Six months ended March 31, 2010
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$43,596	$10,403	$897	$54,896
Cost of sales, excluding available unused capacity costs	33,379	8,282	782	42,443
Available unused capacity costs	6,160	894	—	7,054
Gross profit	4,057	1,227	115	5,399
Operating income (loss)	(335)	792	(8,252)	(7,795)
Depreciation	6,713	892	812	8,417
Capital expenditures	1,209	512	384	2,105

	Six months ended March 31, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$61,630	$11,755	$1,250	$74,635
Cost of sales, excluding available unused capacity costs	43,878	8,634	990	53,502
Available unused capacity costs	1,202	549	—	1,751
Gross profit	16,550	2,572	260	19,382
Operating income (loss)	11,236	1,134	(6,844)	5,526
Depreciation	6,664	809	553	8,026
Capital expenditures	12,363	537	154	13,054

The following table presents financial information on the Company’s operating segments as of March 31, 2010 and September 30, 2009 (in thousands):

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
March 31, 2010	$265,172	$24,963	$43,993	$334,128
September 30, 2009	293,200	27,614	46,031	366,845
4. FINANCING AND DEBT
Credit Facilities
US Operations — The revolving credit facility has a total commitment of the lesser of $10.0 million or a borrowing base, which as of March 31, 2010 was $10.0 million. Total borrowings under the facility were $7.8 million as of March 31, 2010. Effective as of February 2, 2010, the Company extended its existing US line of credit until January 2011. There are no financial covenants associated with this facility.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in November 2009 and now expires on August 30, 2010. The revolving credit facility has a total commitment of the lesser of $9.1 million or a borrowing base, which as of March 31, 2010 was $9.1 million. There were no borrowings under this credit facility at March 31, 2010. There are no financial covenants associated with this facility.
Credit lines consist of the following (amounts in thousands):

	March 31,	September 30,
	2010	2009
US facility (current interest rate of 2.98% — variable with Libor)	$7,803	$8,343

Facility with Hungarian bank (current interest rate of 2.7% to 7.3%, depending on currency)	—	3,934

Total credit lines	$7,803	$12,277

Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $14.6 million as of March 31, 2010) to Zoltek’s Hungarian subsidiary. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary has received approximately HUF 2.6 billion in grant funding as of March 31, 2010. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2011 to October 2016. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement, as amended.
Convertible Debt and Warrants
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
As of March 31, 2010, Zoltek had $0.6 million of convertible debt outstanding, which the Company repaid with cash on hand in April 2010. There were no conversions of convertible debt during the first six months of fiscal 2010 or during the second quarter of fiscal 2009. During the first quarter of fiscal 2009, convertible debt in the principal amount of $0.3 million was converted into 16,264 shares of common stock.

The following tables summarize the convertible debt outstanding as of March 31, 2010 and September 30, 2009.

	As of March 31, 2010			As of September 30, 2009
	Number			Number
	of shares	Conversion	Principal	of shares	Conversion	Principal
	issuable	price	outstanding	issuable	price	outstanding
May 2006	—	$25.51	$—	70,560	$25.51	$1,799,986
July 2006	—	25.51	—	19,640	25.51	501,016
October 2006	25,460	25.51	649,485	76,381	25.51	1,948,479

	25,460		$649,485	166,581		$4,249,481

The May, July and October 2006 issuances also provide that the investor may require the Company to pay out the quarterly installment due in cash if the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock is below $12.50 on the due date. During fiscal 2010, the VWAP of the Company’s common stock was below $12.50 on the due date of principal payments and, accordingly, the Company paid out the quarterly installments of principal amortization in cash.
As of September 30, 2009, we had $4.2 million in convertible debt outstanding related to the May, July and October 2006 debt issuances. As of March 31, 2010, we had $0.6 million in convertible debt outstanding related to the October 2006 debt issuance. The table below which sets forth the significant terms and assumptions associated with valuing the conversion features:
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
During the first quarter of fiscal 2006, the Company obtained the financing to post a bond in connection with litigation. Part of the funds for this bond was provided by the proceeds from the exercise of warrants to purchase 827,789 shares of common stock for $11.9 million by existing institutional shareholders. In connection with the exercise of the warrants, the Company issued investors additional warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share. The Company recorded the entire fair value of these new warrants, $6.4 million, into expense during the first quarter of fiscal 2006.
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

The tables below show the impact of amortization of financing fees and debt discount on the financial results for the three and six months ended March 31, 2010 and 2009 (in thousands).

	Three months ended March 31, 2010			Six months ended March 31, 2010
		Conversion			Conversion
	Warrants	feature	Total	Warrants	feature	Total
May 2006 issuance	$—	$—	$—	$18	$26	$44
July 2006 issuance	—	—	—	15	17	32
October 2006 issuance	18	21	39	54	62	116

	$18	$21	39	$87	$105	192

Deferred financing costs			53			97

Total			$92			$289

	Three months ended March 31, 2009			Six months ended March 31, 2009
		Conversion			Conversion
	Warrants	feature	Total	Warrants	feature	Total
May 2006 issuance	$450	$664	$1,114	$1,051	$1,551	$2,602
July 2006 issuance	89	108	197	158	193	351
October 2006 issuance	87	100	187	193	222	415

	$626	$872	1,498	$1,402	$1,966	3,368

Deferred financing costs			95			189

Total			$1,593			$3,557

We have fully amortized the carrying values of unamortized debt discount and financing fees as of March 31, 2010. The carrying values of unamortized debt discount and financing fees as of September 30, 2009 are as follows (amounts in thousands):

	September 30, 2009
		Conversion
	Warrants	feature	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	17	32
October 2006 issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

Long-term Debt
The Company’s long-term debt consists of the following (dollars in thousands):

	March 31,	September 30,
	2010	2009
Note payable with interest currently at 4.12% (variable with Libor, payable in monthly installments of interest to maturity in January 2011)	$1,032	$1,083

Convertible debentures final payment due November 2009 (interest rate of 5.58% - variable with Libor)	—	1,800

Convertible debentures final payment due January 2010 (interest rate of 5.12% - variable with Libor)	—	501

Convertible debentures final payment due April 2010 (interest rate of 4.63% - variable with Libor)	649	1,948

Total long-term debt including current maturities	1,681	5,332

Less: Debt discount associated with conversion features and warrants	—	(192)
Less: Amounts payable within one year, net of discount of $0 and $192	(1,681)	(4,159)

Total long-term debt, less current maturities	$—	$981

5. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENT
The Company adopted FASB ASC 815 (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”) on October 1, 2009. In connection with the adoption, the Company determined that our outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a derivative financial liability, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a derivative liability on October 1, 2009.
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
The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of March 31, 2010:
Outstanding Warrant Issuances

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	1.1 years	1.3 years	1.6 years	2.7 years
Risk-free interest rate	0.41%	0.41%	1.02%	1.60%
Stock volatility	74.8%	74.8%	74.8%	74.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
A derivative liability of $3.1 million was established as of October 1, 2009. The adoption of ASC 815 also resulted in a cumulative adjustment to accumulated deficit of $12.5 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The fair value of the warrants are marked to market each period. If the warrants are not exercised, the derivative liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.
At March 31, 2010, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.9 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $0.3 million and $1.1 million for the three months and six months ended March 31, 2010, respectively. The following is a summary of the change in fair value of the Company’s derivative financial instruments for the first six months of fiscal 2010.

Balance — October 1, 2009	$3,061
Change in fair value of derivative liability	(1,132)

Balance — March 31, 2010	$1,929

The fair value of warrants outstanding as of March 31, 2010 was as follows (dollars in thousands, except per share amounts):

		Shares issuable
	Fair value	upon exercise	Total fair
Issuance Date	per warrant	of warrants	value
May 2006	$0.51	274,406	$140
July 2006	0.64	34,370	22
October 2006	0.93	102,835	96
December 2006	2.02	827,789	1,671

Total		1,239,400	$1,929

6. EARNINGS PER SHARE
In accordance with ASC 260, the Company has evaluated its diluted (loss) income per share calculation.
The following is the diluted impact of the stock options on net (loss) income per share for the three and six months ended March 31, 2010 and 2009, respectively (in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerators:
Net (loss) income	$(4,986)	$473	$(5,469)	$1,009

Denominators:
Average shares outstanding — basic	34,417	34,406	34,421	34,405
Impact of stock options	—	76	—	81

Average shares outstanding — diluted	34,417	34,482	34,421	34,486

Basic and diluted (loss) income per share	$(0.14)	$0.01	$(0.16)	$0.03

The Company has outstanding warrants, convertible debt, and stock options at March 31, 2010 and 2009 which are not included in the determination of diluted (loss) income per share for the three and six months ended March 31, 2010 and 2009 because inclusion of the shares is anti-dilutive. Had these securities been dilutive, an additional 0.1 million and 0.5 million shares, respectively, would have been included in the Company’s diluted (loss) income per share calculation for the three and six months ended March 31, 2010 and 2009.
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
Stock option awards. Outstanding employee stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 and 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. Annually options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All options granted to directors vest immediately at time of grant. These options expire from 2010 through 2018. Director options granted before 2008 expire 10 years from date of grant. Director options granted in 2008 or thereafter have a five-year term.
Presented below is a summary of stock option plans activity for the six months ended March 31, 2010:

		Wtd. avg.
	Options	exercise price

Balance, September 30, 2009	408,337	$23.60
Granted	37,500	8.52
Exercised	—	—
Cancelled	(6,250)	29.70

Balance, March 31, 2010	439,587	$22.23

Exercisable, March 31, 2010	341,254	$20.96

The following table summarizes information for options currently outstanding and exercisable at March 31, 2010:

Options outstanding				Options exercisable
Range of		Wtd. avg.	Wtd. avg.		Wtd. avg.
exercise prices	Number	remaining life	exercise price	Number	exercise price
$2.07-5.47	39,500	4 years	$5.30	39,500	$5.30
8.40-8.60	80,087	5 years	8.53	80,087	8.53
13.98-24.12	87,500	7 years	19.71	47,917	17.76
26.22-29.70	142,500	7 years	29.09	83,750	28.66
31.07-36.73	90,000	5 years	33.43	90,000	33.43

2.07-36.73	439,587	6 years	22.23	341,254	20.96

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life of option	3.8 years	3.8 & 4 years	4 & 7.5 years
Risk-free interest rate	0.4%	0.5%	1.8%
Volatility of stock	77%	79%	66%
Forfeiture experience on employee options	N/A	25%	30%
As of March 31, 2010, the Company had $0.5 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2010 and 2011.
Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted in fiscal 2008 and the first nine months of fiscal 2009 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted in the fourth quarter of fiscal 2009 vest 50% in the second year and 50% in the third year from date of grant. The balance of restricted stock shares outstanding was 70,417 shares as of March 31, 2010. During the second quarter of fiscal 2010, 15,833 restricted shares were settled by payment of cash.
As of March 31, 2010, the remaining unamortized compensation cost related to employee restricted stock awards was $0.7 million which is expected to be recognized over the remaining vesting periods of two to three years.
The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of FASB ASC 718, which was $0.9 million and $1.6 million for the three and six months ended March 31, 2010 and $0.7 million and $1.6 million for the three and six months ended March 31, 2009, respectively. There were no recognized tax benefits during fiscal 2010 or 2009, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset.
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
CONCENTRATION OF CREDIT RISK
Zoltek’s carbon fiber products are primarily sold to customers in the wind energy, oil and gas, and composite industries and its technical fibers are primarily sold to customers in the aerospace industry. The Company performs ongoing credit evaluations and generally requires collateral on letters of credit for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

In the three months ended March 31, 2010 and 2009, we reported aggregate sales of $6.0 million and $17.1 million, to Vestas Wind Systems, a leading wind turbine manufacturer. In the six months ended March 31, 2010 and 2009, we reported aggregate sales of $22.0 million and $34.9 million to Vestas Wind Systems. In the three months ended March 31, 2010 and 2009, we reported aggregate sales of $3.9 million and $3.9 million to Trelleborg Offshore. In the six months ended March 31, 2010 and 2009, we reported aggregate sales of $5.3 million and $7.4 million to Trelleborg Offshore. Prior to the second quarter of fiscal 2010, sales to Trelleborg Offshore were less than 10% of consolidated net sales.
These were the only customers that represented greater than 10% of consolidated net sales in these periods.
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
SOURCES OF SUPPLY
As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources. Unscheduled shutdowns in production in Europe coupled with an increase in demand for ACN drove prices up more than 100% since the end of fiscal 2009.
9. INCOME TAXES
The Company currently has net operating loss carryforwards available to offset future tax liabilities. The Company has recorded a full valuation allowance against its deferred tax asset in the United States and Mexico because it is more likely than not that the value of the deferred tax asset will not be realized. In the consolidated balance sheets, the Company classifies its deferred tax assets and liabilities as either current or non-current based on the classification of the related liability or asset for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred taxes related to loss carryforwards, is classified according to the expected reversal date of the temporary differences as of the reporting date.
During the first six months of fiscal 2010, due to the favorable resolution of an uncertain tax matter with the Hungarian Tax Authority the Company released a $2.3 million reserve on its uncertain tax positions. As of March 31, 2010, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.
During the first six months of fiscal 2010, the HUF weakened against the US dollar by approximately 6.8%. As of March 31, 2010, the Company has a long-term loan to its Zoltek Zrt. subsidiary denominated in US dollars, which has incurred an unrealized loss during fiscal 2010 of $2.9 million due to the weakening of the HUF. We intend to deduct the unrealized currency losses on the 2010 Hungarian tax returns. This deduction further increases our tax net operating loss.
10. FOREIGN CURRENCY TRANSLATION
Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the US dollar.
The HUF weakened by 6.8% against the US dollar during the first six months of fiscal 2010. This currency fluctuation caused increases in our accumulated other comprehensive loss of $5.3 million and $10.4 million for the three and six months ended March 31, 2010, respectively.

11. NEW ACCOUNTING PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the applicable disclosure requirements beginning in the second quarter of fiscal 2010. Zoltek does not believe that ASU 2010-06 will have a material adverse effect on the Company’s financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09), effective immediately. Under ASU 2010-09, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. Zoltek adopted these new requirements during the second quarter of fiscal 2010. The adoption of ASU 2010-09 did not have an impact on the Company’s financial statements.
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
The divergence in the aerospace and commercial applications led in fiscal 2006 and 2007 to strains in our ability to meet all the demand from our wind energy customers and we were unable to take on new customers. When we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. In view of the supply shortages, we embarked on an expedited capacity expansion which now has been largely completed. As a result we currently have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional wind energy customers and other large-scale applications. Manufacturers of carbon fibers for aerospace applications also have added substantial capacity to meet demand for aircraft production.
Over the past two years, the commercial carbon fibers markets we serve were negatively impacted by the recessionary economic conditions in the US and international economies, including a sudden, but we believe only temporary, slowdown in the growth of wind turbine business. The slowdown continued through the second quarter of fiscal 2010. We have seen recent strengthening in demand and expect order rates to begin to trend back to normal long-term growth rates during the second half of the fiscal year. At the same time, there were unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers that resulted in a significant decrease in the aerospace market demand. This factor, as well as substantial increases in installed capacity for both aerospace and commercial carbon fibers, led to an increase in price and sales competition between aerospace and commercial carbon fiber manufacturers, particularly in certain cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized. While this situation has negatively impacted our financial results, we plan to be ready to respond to anticipated accelerating demand on a scale we experienced in the 2005 to 2006 time period. We are also maintaining our available unused capacity in a ready mode to avoid the kind of difficulties and delays in reacting to new orders that we experienced in 2005 and 2006.

We are aggressively marketing to obtain new business in existing applications and new customers in new applications. New applications tend to require relatively long sales cycles due to the new product development and manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. Since the beginning of 2009, we added sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success through new customers and sales in those regions. In April 2010, we organized a new subsidiary, Zoltek Automotive, LLC, to focus development resources on automotive application. We expect our market development efforts will be successful over the long run.
In addition to the adverse impact of the global economic downturn, three other key factors led to declines in our revenues, operating earnings and margins for the first six months of 2010 as compared to the first six months of 2009. First, after years of growing at a 20-25% annual rate, worldwide growth in electricity generation from wind energy has slowed to an estimated 10%. In addition, our largest customer has been in the process of moving from producing according to forecast to mainly producing to order (i.e., just-in-time inventory) which caused a temporary decline in its order level during the first six months of fiscal 2010. The largest customer has publicly projected that its demand will pick up during the second half of 2010 as evidenced by Vestas Wind Systems April 2010 receipt of the largest single order in its history for up to 2,100 MW of generating capacity. The decrease in sales volume from wind industry customers accounted for approximately 80% of the revenue decline for the first six months of 2010 compared to the first six months of 2009. Second, decreases realized during fiscal 2009 in raw material and energy costs were passed along to customers through price reductions; however, market pressure from lower customer demand forced price decreases to exceed the cost savings. These price decreases were offset by a strengthening of the Euro. Price decreases, offset somewhat by a stronger Euro during the first six months of 2010 as compared to the first six months of 2009, caused approximately 11.5% of our revenue decline for the first six months of 2010 compared to the first six months of 2009. Third, available unused capacity was responsible for $7.1 million in unallocated costs (including depreciation) during the first six months of fiscal 2010, without contributing to revenues or gross profit. While Zoltek is confident that the additional capacity will be quickly absorbed as soon as the wind energy business returns to a more robust growth rate and new customers and applications develop, available unused capacity will continue to negatively impact gross margins and operating income. We could take steps to significantly reduce these charges in the future, but we view this as an investment in maintaining our facilities and core staff in a ready mode to minimize the cost and time to restart facilities as the market conditions change.
In order to manage our business, we track it in three separate business segments: carbon fiber segment, technical fiber segment and corporate/other products segment, which includes of ancillary activities not directly related to the carbon fiber or technical fiber segments.
KEY PERFORMANCE INDICATORS
Our management monitors and analyzes several key performance indicators to manage our business and evaluate our financial and operating performance, including:
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
Gross profit. Our total gross profit for the second quarter of fiscal 2010 and 2009, respectively, was 5.6% and 25.3%, respectively. Our total gross profit for the first six months of fiscal 2010 and 2009, respectively, was 9.8% and 26.0%, respectively. Management focuses on maintaining and improving the gross profit over the long-term while leading the commercialization of carbon fiber and controlling associated costs. As such, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging markets. Available unused capacity costs of $4.3 million negatively affected gross margin by 16.5% for the second quarter of fiscal 2010. Available unused capacity costs of $7.1 million negatively affected gross margin by 12.9% for the first six months of fiscal 2010. The primary cost components of our carbon fiber and technical fiber segments are energy and acrylonitrile, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production. Unscheduled shutdowns in production in Europe coupled with an increase in demand for ACN drove prices up more than 100% since the end of fiscal 2009.

Operating expenses. Our operating expenses are driven by headcount and related administrative costs, marketing costs, and research and development costs. We monitor headcount levels in specific geographic and operational areas. We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.
Cash flow from operating activities. Operating activities generated cash of $12.4 million during the first half of fiscal 2010 and generated cash of $2.0 million during the first half of fiscal 2009. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital.
Liquidity and cash flows. Due to the variability in revenue, our cash position varies. We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover. Management also monitors debt levels and the financing costs associated with debt. As of March 31, 2010, we no longer have long-term debt, although we do maintain lines of credit.
BUSINESS TRENDS
At the end of fiscal 2008, we substantially completed our expansion plans and essentially doubled our production capacity over the immediately preceding two fiscal years. Our capacity increase was completed just as world trade dropped and the global economy began to experience deep recession. Since the beginning of fiscal 2009, we have seen a sudden, but we believe only temporary, slowdown in the growth of wind turbine business. We experienced a continued slowdown into the second quarter of fiscal 2010. We expect that the second half of the fiscal year will begin to trend back to normal long-term growth levels. This slowdown occurred at the same time as a significant decrease in the aerospace market due unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers. Inasmuch as producers of carbon fibers for commercial and aerospace applications had greatly increased their installed capacity over the past few years, we have seen intensified competition between aerospace and commercial carbon fiber manufacturers in cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized.
In this business environment, management continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites. Management primarily emphasized the following areas:
•	Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in India, China and Korea, which have shown growth for wind energy, oil and gas, and other applications.
•	Business Development in Emerging Applications. We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In addition to producing carbon fibers for the existing prepreg technology used by our large wind turbine customers, we have recently begun shipments of carbon fibers qualified for use in the infusion process utilized by other wind turbine blade manufacturers. We also are seeking to qualify our products for use in aerospace secondary structures such as floor, luggage bins and seats, and anticipate increased sales in this market as the production of new jetliners increases.
Additionally, we are gearing up for the anticipated next phase of wider use of carbon fibers in automotive applications through the formation of our new subsidiary, Zoltek Automotive, LLC in April 2010. The new subsidiary will define automotive application opportunities, develop approaches to successfully demonstrate these applications, and develop and implement them into high-volume production either by itself or by partnering with other like-minded companies.
•	Operating Cash Flows and Cash Management. Despite a 26.4% decrease in sales for the first six months of 2010 as compared to the first six months of 2009, we reported cash flows from operating activities of $12.4 million during the first six months of fiscal 2010, compared to operating cash flows of $2.0 million during the first six months of fiscal 2009. Reduced accounts receivable and inventories provided cash of $10.3 million and $4.5 million, respectively, during the first six months of fiscal 2010. We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding. The Company paid down $3.6 million of its convertible debt and had $2.1 million of capital expenditures during the first six months of fiscal 2010. We paid down our remaining convertible debt with operating cash flows and our lines of credit during April 2010.
Unscheduled shutdowns in production in Europe coupled with an increase in demand for acrylonitrile (ACN) drove market prices up more than 100% since the end of fiscal 2009. The Company is focused on increasing sales and managing inventory and production levels to better match current sales rates.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
The Company’s sales decreased 27.7%, or $10.0 million, to $26.0 million in the second quarter of fiscal 2010 from $36.0 million in the second quarter of fiscal 2009. The decline in revenue was partly due to decreased sales volume, including the temporary reduction in sales volume from our largest customer which is in the process of moving to just-in-time inventory. Our largest customer publicly projected that its demand will pick up during the second half of 2010. During the second quarter of fiscal 2010, the decrease in volume of product shipments compared to the second quarter of 2009 accounted for approximately $7.9 million or 78.8% of the revenue decrease. Certain price reductions resulted from passing on temporary savings on raw material and energy costs to customers, which caused a $1.3 million decrease in sales during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. A large amount of our European sales are denominated in Euros, which was stronger versus the US dollar during the second quarter of 2010 as compared to the second quarter of 2009, contributing an increase in sales of approximately $0.5 million, compared to the prior year quarter.
Carbon fiber sales decreased 32.0%, or $9.2 million, to $19.7 million in the second quarter of fiscal 2010 from $28.9 million in the second quarter of fiscal 2009. Technical fiber sales decreased 8.0%, or $0.5 million, to $6.0 million in the second quarter of fiscal 2010 from $6.5 million in the second quarter of fiscal 2009. Technical fiber sales decreased as shipments to its primary aircraft brake customers declined. Other revenues decreased $0.2 million to $0.4 million during the second quarter of fiscal 2010 from $0.6 million during the second quarter of fiscal 2009. Many of our customers are being impacted by the global economic downturn and difficult capital market conditions. Management believes that these customers’ reactions of reducing inventories and slowing orders is temporary and that Zoltek is best positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic conditions and capital markets improve.
The Company’s cost of sales decreased by 8.6%, or $2.3 million, to $24.6 million in the second quarter of fiscal 2010 from $26.9 million in the second quarter of fiscal 2009. Included in the Company’s cost of sales were available unused capacity costs of $4.3 million and $1.5 million for the second quarter of fiscal 2010 and second quarter of fiscal 2009, respectively. During the second quarter of fiscal 2010, these costs were comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $3.7 million for the carbon fiber segment and $0.6 million for the technical fiber segment. During the second quarter of fiscal 2009, these costs amounted to $1.1 million for the carbon fiber segment and $0.4 million for the technical fiber segment. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a near-term return to more robust market conditions.
Carbon fiber cost of sales decreased by 9.9%, or $2.2 million, to $19.2 million for the second quarter of fiscal 2010 from $21.4 million for the second quarter of fiscal 2009. The decrease in carbon fiber cost of sales reflected decreased sales of 32.0% discussed above offset by an increase in our available unused capacity costs. Technical fiber cost of sales decreased $0.2 million, or 2.8%, to $5.0 million for the second quarter of fiscal 2010 from $5.2 million for the second quarter of fiscal 2009. The cost of sales of the corporate/other products segment decreased for the second quarter of fiscal 2010 to $0.3 million compared to $0.4 million for the second quarter of fiscal 2009.
The Company’s gross profit decreased by $7.6 million, to $1.5 million, or 5.6% of sales in the second quarter of fiscal 2010 from $9.1 million, or 25.3% of sales in the second quarter of fiscal 2009. Carbon fiber gross profit margin decreased to 2.2% for the second quarter of fiscal 2010 compared to 26.2% for the second quarter of fiscal 2009. Carbon fiber gross profit decreased to $0.4 million from $7.6 million during these respective periods. The decreases in carbon fiber gross profit and gross profit margin resulted primarily from available unused capacity costs expensed during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Technical fiber gross profit decreased from $1.3 million, or 20.2% of sales, in the second quarter of fiscal 2009 to $0.9 million, or 15.7% of sales, during the corresponding period of fiscal 2010. The decrease in technical fiber gross profit resulted from unfavorable product sales mix. The corporate/other products segment reported a gross profit of $0.1 million for the second quarter of fiscal 2010 as compared to a gross profit of $0.2 million for the second quarter of 2009.
Application and market development costs were $2.0 million in the second quarter of fiscal 2010 and $1.7 million in the second quarter of fiscal 2009. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
Selling, general and administrative expenses for continuing operations were $4.5 million in the second quarter of fiscal 2010 compared to $5.3 million in the second quarter of fiscal 2009. The Company recorded $0.9 million for the cost of employee services received in exchange for equity instruments under FASB ASC 718 during the second quarter of fiscal 2010, an increase of $0.2 million from the expense in the second quarter of fiscal 2009.

Operating loss from the second quarter of fiscal 2010 was $5.0 million, a decrease of $7.1 million from the operating income of $2.1 million incurred during the second quarter of fiscal 2009. This decline resulted primarily from a decrease in gross profit of $7.6 million. Carbon fiber operating income declined from $4.7 million of operating income in the second quarter of fiscal 2009 to an operating loss of $1.6 million in the second quarter of fiscal 2010. The decline resulted from lower sales as discussed above. Operating income from technical fibers increased from $0.6 million in the second quarter of fiscal 2009 to $0.7 million in the second quarter of fiscal 2010. The Company reclassified certain research and development personnel from technical fiber to the other products segment during fiscal 2010. Other products/ headquarters operating loss increased from a loss of $3.3 million in the second quarter of fiscal 2009 to a loss of $4.2 million in the second quarter of fiscal 2010 due to increases in application and development and selling, general, and administrative costs as discussed.
Interest income was less than $0.1 million in the second quarter of fiscal 2010 compared to $0.1 million in the second quarter of fiscal 2009.
(Loss) gain on foreign currency translations declined to a $0.4 million loss for the second quarter of fiscal 2010, compared to $1.1 million gain for the second quarter of fiscal 2009. During the second quarter of fiscal 2010 and 2009, the Euro and the US dollar gained in value against the HUF. As most of the Company’s accounts receivables are denominated in Euros, the weakening in value over the second quarter of fiscal 2010 resulted in a loss recognized in our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.
Other expense, net, was $0.2 million in the second quarter of fiscal 2010 compared to $0.2 million for the second quarter of fiscal 2009. Other expense, net consists primarily of loss from the disposal of miscellaneous equipment and from tax penalties in Hungary.
Gain on derivative liabilities was $0.3 million in the second quarter of fiscal 2010 due to the adoption of ASC 815 (see “— Liquidity and Capital Resources — Derivative Instruments and Fair Value Measurements”).
Interest expense was approximately $0.1 million in the second quarter of fiscal 2010 compared to $0.4 million in the second quarter of fiscal 2009. As convertible debt was paid down by $0.9 million and the line of credit balance was lowered by $1.8 million, the Company’s cost of interest on the related debt is reduced.
Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $0.1 million for the second quarter of fiscal 2010 compared to $1.6 million for the second quarter of fiscal 2009 (see “— Liquidity and Capital Resources”).
Income tax benefit was $0.6 million for the second quarter of fiscal 2010 compared to a $0.6 million expense for the second quarter of fiscal 2009. During the second quarter of fiscal 2010, income tax expense of $0.1 million was incurred related to the local Hungarian municipality tax. This expense was offset by a $0.3 million tax benefit related to the change in the Hungarian effective tax rate from 16% to 19%. An additional income tax benefit was recorded during the second quarter of fiscal 2010 related to the net operating loss for the Hungarian subsidiary. During the second quarter of fiscal 2009, the Company amortized its deferred tax asset by $0.1 million, reducing the existing net operating loss carryforwards. An additional income tax expense of $0.4 million compared to the prior year was incurred related to the local Hungarian municipality tax for the second quarter of fiscal 2009. An income tax expense of $0.1 million was recorded for the second quarter of fiscal 2009, as we established a deferred tax liability for book to tax differences within the Hungarian operation.
The foregoing resulted in net loss of $5.0 million for second quarter of fiscal 2010 compared to net income $0.5 million for the second quarter of fiscal 2009. Similarly, the Company reported loss per share of $0.14 and income per share of $0.01 on a basic and diluted basis for the second quarter of fiscal 2010 and 2009, respectively. The weighted average basic common shares outstanding were 34.4 million for the second quarters of both fiscal 2010 and 2009.
SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO SIX MONTHS ENDED MARCH 31, 2009
The Company’s sales decreased 26.4%, or $19.7 million, to $54.9 million in the first six months of fiscal 2010 from $74.6 million in the first six months of fiscal 2009. The decline in revenue was partly due to decreased sales volume, including the reduction in sales volume from our largest customer which is in the process of moving to just-in-time inventory, which we believe is temporary. During the first six months of fiscal 2010, the decrease in volume of product shipments compared to the first six months of 2009 accounted for approximately $14.9 million or 75.3% of the revenue decrease. The decline in revenue was also due to other factors, such as pricing decreases as a result of temporary cost reductions in raw materials and energy, and currency fluctuations. Certain price reductions resulted from passing on raw material cost savings to customers, caused a $5.1 million decrease in sales during the first six months of fiscal 2010 as compared to the corresponding period of fiscal 2009. A large amount of our European sales are denominated in Euros, which was stronger versus the US dollar during the first six months of 2010 as compared to the first six months of 2009, contributing an increase in sales of approximately $2.9 million, compared to the prior year period.

Carbon fiber sales decreased 29.3%, or $18.0 million, to $43.6 million in the first six months of fiscal 2010 from $61.6 million in the first six months of fiscal 2009. Technical fiber sales decreased 11.5%, or $1.4 million, to $10.4 million in the first six months of fiscal 2010 from $11.8 million in the first six months of fiscal 2009. Technical fiber sales decreased as shipments to primary aircraft brake customers declined. Other revenues decreased $0.4 million to $0.9 million during the first six months of fiscal 2010 from $1.3 million during the first six months of fiscal 2009. Many of our customers are being impacted by the global economic downturn and difficult capital market conditions. Management believes that these customers’ reactions of reducing inventories and slowing orders is temporary and that Zoltek is best positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic conditions and capital markets improve.
The Company’s cost of sales decreased by 10.4%, or $5.8 million, to $49.5 million in the first six months of fiscal 2010 from $55.3 million in the first six months of fiscal 2009. Included in the Company’s cost of sales were available unused capacity costs of $7.1 million and $1.8 million for the first six months of fiscal 2010 and 2009, respectively. During the first six months of fiscal 2010, these costs are comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $6.2 million for the carbon fiber segment and $0.9 million for the technical fiber segment. During the first six months of fiscal 2009, these costs amounted to $1.2 million for the carbon fiber segment and $0.6 million for the technical fiber segment. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.
Carbon fiber cost of sales decreased by 12.3%, or $5.6 million, to $39.5 million for the first six months of fiscal 2010 from $45.1 million for the first six months of fiscal 2009. The decrease in carbon fiber cost of sales reflected decreased sales of 29.3% discussed above offset by an increase in our available unused capacity costs. Technical fiber cost of sales remained flat at $9.2 million for the first six months of fiscal 2010 as compared to $9.2 million for the first six months of fiscal 2009. The cost of sales of the corporate/other products segment decreased for the first six months of fiscal 2010 to $0.8 million compared to $1.0 million for the same period of fiscal 2009.
The Company’s gross profit decreased by $14.0 million, to $5.4 million, or 9.8% of sales in the first six months of fiscal 2010 from $19.4 million, or 26.0% of sales in the first six months of fiscal 2009. Carbon fiber gross profit margin decreased to 9.3% for the first six months of fiscal 2010 compared to 26.9% for the first six months of fiscal 2009. Carbon fiber gross profit decreased to $4.1 million from $16.6 million during these respective periods. The decreases in carbon fiber gross profit and gross profit margin resulted primarily from increased available unused capacity costs expensed during the first six months of fiscal 2010 compared to the corresponding period of fiscal 2009. Technical fiber gross profit decreased from $2.6 million, or 21.9% of sales, in the first six months of fiscal 2009 to $1.2 million, or 11.8% of sales, during the corresponding period of fiscal 2010. The decrease in technical fiber gross profit percentage resulted from product sales mix. The corporate/other products segment reported a gross profit of $0.1 million for the first six months of fiscal 2010 and $0.3 million for the first six months of 2009.
Application and market development costs were $3.9 million in the first six months of fiscal 2010 and $3.4 million in the first six months of fiscal 2009. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
Selling, general and administrative expenses for continuing operations were $9.2 million in the first six months of fiscal 2010 compared to $10.4 million in the first six months of fiscal 2009. The Company recorded $1.6 million for the cost of employee services received in exchange for equity instruments under FASB ASC 718 during the first six months of fiscal 2010 and the first six months of fiscal 2009. A litigation charge of $0.2 million was recorded in the first six months of fiscal 2009.
Operating loss from the first six months of fiscal 2010 was $7.8 million, a decrease of $13.3 million from the operating income of $5.5 million incurred during the first six months of fiscal 2009. This decline resulted primarily from a decrease in gross profit of $14.0 million. Carbon fiber operating income declined from income of $11.2 million in the first six months of fiscal 2009 to a loss of $0.3 million in the first six months of fiscal 2010. The decline resulted from a decrease in gross profit as discussed above. Operating income from technical fibers decreased from $1.1 million in the first six months of fiscal 2009 to $0.8 million in the first six months of fiscal 2010. The Company reclassified certain research and development personnel from technical fiber to the other products segment during fiscal 2010. Other products/ headquarters operating loss increased from a loss of $6.8 million in the first six months of fiscal 2009 to a loss of $8.3 million in the first six months of fiscal 2010 due to increases in application and development costs.
Interest income was less than $0.1 million in the first six months of fiscal 2010 compared to $0.3 million in the first six months of fiscal 2009.

(Loss) gain on foreign currency translations declined to a loss of less than $0.1 million for the first six months of fiscal 2010, compared to $1.3 million gain for the first six months of fiscal 2009. During the first six months of fiscal 2010 and 2009, the Euro and the US dollar gained in value against the HUF. As most of the Company’s accounts receivables are denominated in Euros, the weakening in value over the first six months of fiscal 2010 resulted in a loss recognized in our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.
Other expense, net, was $0.6 million in the first six months of fiscal 2010 compared to $0.5 million for the first six months of fiscal 2009. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary.
Gain on derivative liabilities was $1.1 million in the first six months of fiscal 2010 due to the adoption of ASC 815 (see “— Liquidity and Capital Resources — Derivative Instruments and Fair Value Measurements”).
Interest expense was approximately $0.3 million in the first six months of fiscal 2010 compared to $0.9 million in the first six months of fiscal 2009. As the convertible debt has been paid down, the Company’s cost of interest on the related debt has been reduced.
Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $0.3 million for the first six months of fiscal 2010 compared to $3.6 million for the first six months of fiscal 2009 (see “— Liquidity and Capital Resources”).
Income tax benefit was $2.4 million for the first six months of fiscal 2010 compared to a $1.1 million expense for the first six months of fiscal 2009. During fiscal 2010, income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and US state income taxes. This expense was offset by the release of a $2.3 million reserve on the Company’s uncertain tax positions and a $0.3 million tax benefit related to the change in the Hungarian effective tax rate from 16% to 19%. An additional income tax benefit was recorded during fiscal 2010 related to the net operating loss for the Hungarian subsidiary. During the first six months of fiscal 2009, the Company amortized its deferred tax asset by $0.5 million, reducing the existing net operating loss carryforwards. An additional income tax expense of $0.6 million compared to the prior year was incurred related to the local Hungarian municipality tax for the first six months of fiscal 2009. An income tax expense of $0.1 million was recorded for the first six months of fiscal 2009, as we established a deferred tax liability for book to tax differences within the Hungarian operation.
The foregoing resulted in a net loss of $5.5 million for the first six months of fiscal 2010 compared to net income $1.0 million for the first six months of fiscal 2009. Similarly, the Company reported loss per share of $0.16 and income per share of $0.03 on a basic and diluted basis for the first six months of fiscal 2010 and 2009, respectively. The weighted average basic common shares outstanding were 34.4 million for the year-to-date periods of both fiscal 2010 and 2009.
Liquidity and Capital Resources
The Company believes its cash currently on hand, cash flow from operations, and available credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2010.
Cash Provided By Operating Activities
Operating activities provided $12.4 million of cash for the first six months of fiscal 2010. Inventory levels provided $4.5 million during the first six months of fiscal 2010 due to lower production and sales of existing inventory. Cash flows were positively affected by depreciation of $8.4 million for the first six months of fiscal 2010, which was included in the operating loss of $8.0 million. Cash collections reduced accounts receivables by $10.3 million during the first six months of fiscal 2010. Cash flows were negatively impacted by reductions in payables and accrued expenses of $4.6 million during the first six months of fiscal 2010.
Operating activities provided $2.0 million of cash for the first six months of fiscal 2009. Cash flows were negatively affected during fiscal 2009 by the payment of $5.8 million to resolve litigation involving an investment banker (see Note 8 of the Notes to Condensed Consolidated Financial Statements). In February 2009, the Company used $23.5 million of restricted cash to resolve litigation involving SP Systems. Restricted cash has been shown as a use of cash in investing activity during fiscal 2008, 2007 and 2006, so its usage in 2009 had no impact on unrestricted cash balances. Increased inventory levels used $10.5 million of cash in the six month period of fiscal 2009. Cash flows were positively affected by depreciation of $8.0 million for the first six months of fiscal 2010, which was included in operating income of $5.5 million.

Cash Used In Investing Activities
Net cash used in investing activities for the first six months of fiscal 2010 was $2.3 million, which consisted of capital expenditures on existing production lines and new equipment. Property and equipment, net, decreased from $256.9 million at September 30, 2009 to $242.6 million at March 31, 2010. Approximately $8.1 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations.
Net cash used in investing activities for the first six months of fiscal 2009 was $16.9 million which consisted of capital expenditures to expand production lines of the Company’s precursor facilities and carbon fiber operations to meet the anticipated long-term demand for carbon fiber products.
Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber and technical fiber production capacity.
Cash (Used In) Provided By Financing Activities
Net cash used by financing activities was $8.3 million for the first six months of fiscal 2010 resulting primarily from repayment of convertible debt and lines of credit. Net cash provided in financing activities was $2.0 million for the first six months of fiscal 2009 as the Company increased its borrowings on our lines of credit and repaid convertible debt.
Credit Facilities
US Operations — The revolving credit facility has a total commitment of the lesser of $10.0 million or a borrowing base, which as of March 31, 2010 was $10.0 million. Total borrowings under the facility were $7.8 million as of March 31, 2010. On February 2, 2010, the Company extended its existing US line of credit until January 2011. There are no financial covenants associated with this facility.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in November 2009 and now expires on August 30, 2010. The revolving credit facility has a total commitment of the lesser of $9.1 million or a borrowing base, which as of March 31, 2010 was $9.1 million. There were no borrowings under this credit facility at March 31, 2010. There are no financial covenants associated with this facility.
Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $14.6 million as of March 31, 2010) to Zoltek’s Hungarian subsidiary. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary has received approximately HUF 2.6 billion in grant funding as of March 31, 2010. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
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
As of March 31, 2010, Zoltek had $0.6 million of convertible debt outstanding, which the Company repaid with cash on hand in April 2010. There were no conversions of convertible debt during the first six months of fiscal 2010 or during the second quarter of fiscal 2009. During the first quarter of fiscal 2009, convertible debt in the principal amount of $0.3 million was converted into 16,264 shares of common stock.

The following tables summarize the convertible debt outstanding as of March 31, 2010 and September 30, 2009.

	As of March 31, 2010			As of September 30, 2009
	Number			Number
	of shares	Conversion	Principal	of shares	Conversion	Principal
	issuable	price	outstanding	issuable	price	outstanding
May 2006	—	$25.51	$—	70,560	$25.51	$1,799,986
July 2006	—	25.51	—	19,640	25.51	501,016
October 2006	25,460	25.51	649,485	76,381	25.51	1,948,479

	25,460		$649,485	166,581		$4,249,481

The May, July and October 2006 issuances also provide that the investor may require the Company to pay out the quarterly installment due in cash if the Volume-Weighted Average Price (“VWAP”) of the Company’s common stock is below $12.50 on the due date. During fiscal 2010, the VWAP of the Company’s common stock was below $12.50 on the due date of principal payments and, accordingly, the Company paid out the quarterly installments of principal amortization in cash.
As of September 30, 2009, we had $4.2 million in convertible debt outstanding related to the May, July and October 2006 debt issuances. As of March 31, 2010, we had $0.6 million in convertible debt outstanding related to the October 2006 debt issuance. The table below which sets forth the significant terms and assumptions associated with valuing the conversion features:

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
During the first quarter of fiscal 2006, the Company obtained the financing to post a bond in connection with litigation. Part of the funds for this bond was provided by the proceeds from the exercise of warrants to purchase 827,789 shares of common stock for $11.9 million by existing institutional shareholders. In connection with the exercise of the warrants, the Company issued investors additional warrants to purchase 827,789 shares of common stock with an exercise price of $28.06 per share. The Company recorded the entire fair value of these new warrants, $6.4 million, into expense during the first quarter of fiscal 2006.
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

The tables below show the impact of amortization of financing fees and debt discount on the financial results for the three and six months ended March 31, 2010 and 2009 (in thousands).

	Three months ended March 31, 2010			Six months ended March 31, 2010
		Conversion			Conversion
	Warrants	feature	Total	Warrants	feature	Total
May 2006 issuance	$—	$—	$—	$18	$26	$44
July 2006 issuance	—	—	—	15	17	32
October 2006 issuance	18	21	39	54	62	116

	$18	$21	39	$87	$105	192

Deferred financing costs			53			97

Total			$92			$289

	Three months ended March 31, 2009			Six months ended March 31, 2009
		Conversion			Conversion
	Warrants	feature	Total	Warrants	feature	Total
May 2006 issuance	$450	$664	$1,114	$1,051	$1,551	$2,602
July 2006 issuance	89	108	197	158	193	351
October 2006 issuance	87	100	187	193	222	415

	$626	$872	1,498	$1,402	$1,966	3,368

Deferred financing costs			95			189

Total			$1,593			$3,557

We have fully amortized the carrying values of unamortized debt discount and financing fees as of March 31, 2010. The carrying values of unamortized debt discount and financing fees for September 30, 2009 are as follows (amounts in thousands):

	September 30, 2009
		Conversion
	Warrants	features	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	17	32
October 2006 issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

Earnings Per Share
In accordance with ASC 260, the Company has evaluated its diluted (loss) income per share calculation.
The following is the diluted impact of the stock options on net (loss) income per share for the three and six months ended March 31, 2010 and 2009, respectively (in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerators:
Net (loss) income	$(4,986)	$473	$(5,469)	$1,009

Denominators:
Average shares outstanding — basic	34,417	34,406	34,421	34,405
Impact of stock options	—	76	—	81

Average shares outstanding — diluted	34,417	34,482	34,421	34,486

Basic and diluted (loss) income per share	$(0.14)	$0.01	$(0.16)	$0.03

The Company has outstanding warrants, convertible debt, and stock options at March 31, 2010 and 2009 which are not included in the determination of diluted (loss) income per share for the three and six months ended March 31, 2010 and 2009 because inclusion of the shares is anti-dilutive. Had these securities been dilutive, an additional 0.1 million and 0.5 million shares, respectively, would have been included in the Company’s diluted (loss) income per share calculation for the three and six months ended March 31, 2010 and 2009.

DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENT
The Company adopted FASB ASC 815 (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”) on October 1, 2009. In connection with the adoption, the Company determined that our outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a derivative financial liability, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a derivative liability on October 1, 2009.
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
The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of March 31, 2010:
Outstanding Warrant Issuances

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	1.1 years	1.3 years	1.6 years	2.7 years
Risk-free interest rate	0.41%	0.41%	1.02%	1.60%
Stock volatility	74.8%	74.8%	74.8%	74.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
A derivative liability of $3.1 million was established as of October 1, 2009. The adoption of ASC 815 also resulted in a cumulative adjustment to accumulated deficit of $12.5 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The fair value of the warrants are marked to market each period. If the warrants are not exercised, the derivative liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.
At March 31, 2010, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.9 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $0.3 million and $1.1 million for the three months and six months ended March 31, 2010, respectively. The following is a summary of the change in fair value of the Company’s derivative financial instruments for the first six months of fiscal 2010.

Balance — October 1, 2009	$3,061
Change in fair value of derivative liability	(1,132)

Balance — March 31, 2010	$1,929

The fair value of warrants outstanding as of March 31, 2010 was as follows (dollars in thousands, except per share amounts):

		Shares issuable
	Fair value	upon exercise	Total fair
Issuance Date	per warrant	of warrants	value
May 2006	$0.51	274,406	$140
July 2006	0.64	34,370	22
October 2006	0.93	102,835	96
December 2006	2.02	827,789	1,671

Total		1,239,400	$1,929

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
FAIR VALUE OF FINANCIAL INSTRUMENTS
ASC 815 requires companies to reclassify the fair value of the outstanding warrants as a derivative liability and to mark the liability to market at each report date if certain criteria are met. The fair value of the Company’s derivative liabilities are determined using Level 3 inputs in a Black-Scholes pricing model. FASB ASC 715 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. The Company uses historical volatility for a period of time that is comparable to the expected life of the financial instrument. However, the Company only calculates the volatility of the Company’s stock back to November 2003, the date the Company received its first large order for carbon fiber, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company’s stock volatility.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 11 of the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility and other variable rate debt. Assuming the level of borrowings of $9.5 million as of March 31, 2010, at variable rates and a two-percentage point change in the average interest rate under these borrowings, it is estimated our interest expense for the three months ended March 31, 2010 would have changed by less than $0.1 million. In the event of an adverse change in interest rates, we expect that we would seek to take actions to mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because of our relatively modest level of borrowings and anticipated cash needs. At March 31, 2010, the Company did not have any interest rate swap agreements outstanding.
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

The consolidated balance sheet of the Company’s international subsidiary, Zoltek Zrt., was translated from HUF to US dollars at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive loss within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses.
As of March 31, 2010, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in US dollars. The potential loss in value of the Company’s net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the US dollar at March 31, 2010 and 2009 amounted to $10.8 million and $10.8 million, respectively. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.
As of March 31, 2010, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company’s net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the US dollar at March 31, 2010 because Zoltek de Mexico’s functional currency is the US dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of certain raw materials, such as acrylonitrile and utilities. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. Management assesses commodity price trends on a regular basis and seeks to adjust purchasing accordingly. The Company does not currently utilize derivative instruments to hedge purchases of commodities. Unscheduled shutdowns in production in Europe coupled with an increase in demand for acrylonitrile drove prices up more than 100% since the end of fiscal 2009.
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
The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company’s actual results could differ materially from those in the forward-looking statements. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (5) maintain profitable operations; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) resolve the pending non-public, fact-finding investigation being conducted by the Securities and Exchange Commission; (12) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (13) successfully prosecute patent litigation; (14) successfully implement and coordinate our alliance with Global Blade Technology; (15) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; and (16) manage the risks identified under “Risk Factors” in our filings with the SEC.
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
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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

Zoltek Companies, Inc. (Registrant)
Date: May 10, 2010	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.