Form 10-K/A
period 2008-09-30
ZOLTEK COMPANIES INC
filed 2010-08-04
CIK 890923

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008: approximately $724,718,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 28, 2008: 34,405,692 shares of Common Stock, par value $.01 per share.

PART IV
Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
Exhibit Index
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference into the indicated Part of this Report:

Document	Part of Form 10-K

Proxy Statement for the 2009 Annual Meeting of Shareholders	III

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as originally filed on December 1, 2008 (the “Original Report”), and is being filed solely for the purpose of amending portions of Part IV, Item 15 “Exhibits, Financial Statement Schedules” to include an additional exhibit to the Original Report.
This Form 10-K/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on December 1, 2008. Accordingly, this Form 10-K/A should be read in conjunction with all of the Registrant’s other periodic filings filed with the Securities and Exchange Commission.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) (1) Financial statements: The following financial statements and reports thereon are included in Item 8 of this report:
Report of Management
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Report of Independent Registered Public Accounting Firm — PricewaterhouseCooper LLP
Consolidated Balance Sheets as of September 30, 2008 and 2007
Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
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
(3) See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOLTEK COMPANIES, INC. (Registrant)
By:	/s/ Zsolt Rumy
Zsolt Rumy, Chairman of the Board, President and
Chief Executive Officer

By:	/s/ Andrew W. Whipple
Andrew W. Whipple, Chief Financial Officer
Date: August 4, 2010

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

4.38	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.
10.1	Zoltek Companies, Inc. Long Term Incentive Plan.*
10.2	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 13, 1999*
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

10.10	Employment Agreement, dated November 26, 2008, between the Registrant and Andrew W. Whipple.**
10.11	Second Trade Agreement dated as of May 29, 2007, between Vestas Wind Systems A/S and Zoltek Companies, Inc. filed herewith.***
21	Subsidiaries of the Registrant filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-k for the fiscal year ended September 30, 2007 and incorporated herein by reference.
23.1	Consent of Grant Thornton LLP.**
23.2	Consent of PricewaterhouseCoopers LLP.**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management compensatory plan or arrangement

**	Previously filed

***	Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.