Form 10-Q/A
period 2008-12-31
ZOLTEK COMPANIES INC
filed 2010-08-04
CIK 890923

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

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, as originally filed on February 9, 2009 (the “Original Report”), and is being filed solely for the purpose of amending portions of the disclosure contained in Part I, Item 4 “Controls and Procedures”.
This Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on February 9, 2009. Accordingly, this Form 10-Q/A should be read in conjunction with all of the Registrant’s other periodic filings filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
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
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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
Item 6. Exhibits
See Exhibit Index.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)
Date: August 4, 2010	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

5