Form 10-Q/A
period 2009-03-31
ZOLTEK COMPANIES INC
filed 2010-08-04
CIK 890923

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as originally filed on May 11, 2009 (the “Original Report”), and is being filed solely for the purpose of amending portions of the disclosure contained in Part I, Item 4 “Controls and Procedures”.
This Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on May 11, 2009. Accordingly, this Form 10-Q/A should be read in conjunction with all of the Registrant’s other periodic filings filed with the Securities and Exchange Commission.

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
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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