Form 10-Q
period 2010-06-30
ZOLTEK COMPANIES INC
filed 2010-08-09
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of August 9, 2010, 34,401,942 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$18,618	$20,943
Accounts receivable, less allowance for doubtful accounts of $186 and $2,356, respectively	28,966	30,507
Inventories, net	35,308	48,058
Other current assets	8,435	10,100

Total current assets	91,327	109,608
Property and equipment, net	219,166	256,910
Other assets	205	327

Total assets	$310,698	$366,845

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under credit lines	$7,980	$12,277
Current maturities of long-term debt	1,006	4,159
Trade accounts payable	5,886	9,408
Accrued expenses and other liabilities	7,587	6,845
Construction payables	592	792

Total current liabilities	23,051	33,481
Long-term debt, less current maturities	—	981
Hungarian grant, long-term	8,069	10,228
Deferred tax liabilities	2,289	6,690
Derivative liabilities	1,408	—

Total liabilities	34,817	51,380

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,401,942 and 34,424,441 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	344	344
Additional paid-in capital	480,315	494,311
Accumulated other comprehensive loss	(50,637)	(18,405)
Accumulated deficit	(154,141)	(160,785)

Total shareholders’ equity	275,881	315,465

Total liabilities and shareholders’ equity	$310,698	$366,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Net sales	$42,448	$30,306	$97,344	$104,941
Cost of sales, excluding available unused capacity costs	34,333	21,515	76,776	75,020
Available unused capacity costs	3,460	2,631	10,514	4,382

Gross profit	4,655	6,160	10,054	25,539
Application and development costs	2,079	2,063	6,029	5,513
Selling, general and administrative expenses	3,455	4,322	12,699	14,726

Operating (loss) income	(879)	(225)	(8,674)	5,300
Other income (expense):
Interest income	3	18	17	343
(Loss) gain on foreign currency transactions	(361)	842	(397)	2,092
Other income (expense), net	155	51	(476)	(409)
Gain on derivative liabilities	737	—	1,870	—
Interest expense, excluding amortization of financing fees and debt discount	(83)	(305)	(347)	(1,250)
Amortization of financing fees and debt discount	—	(1,137)	(289)	(4,694)

(Loss) income before income taxes	(428)	(756)	(8,296)	1,382
Income tax expense (benefit)	16	673	(2,383)	1,803

Net loss	$(444)	$(1,429)	$(5,913)	$(421)

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.17)	$(0.01)

Weighted average common shares outstanding — basic	34,405,312	34,396,331	34,415,635	34,400,731

Weighted average common shares outstanding — diluted	34,405,312	34,396,331	34,415,635	34,400,731
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total		Additional	Accumulated Other
	Shareholders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	Loss	Deficit

Balance, September 30, 2009	$315,465	$344	$494,311	$(18,405)	$(160,785)
Stock option compensation expense	1,879	—	1,879	—	—
Cumulative effect of change in accounting principle	(3,061)	—	(15,618)	—	12,557
Conversion to liability of restricted shares	(240)	—	(240)	—	—
Difference between compensation expense and Change in liability for restricted stock awards	126	—	126	—	—
Cash settlement of restricted shares	(143)	—	(143)	—	—
Net loss	(5,913)	—	—	—	(5,913)
Foreign currency translation adjustment	(32,232)	—	—	(32,232)	—

Balance, June 30, 2010	$275,881	$344	$480,315	$(50,637)	$(154,141)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Net loss	$(444)	$(1,429)	$(5,913)	$(421)
Foreign currency translation adjustment	(21,798)	21,189	(32,232)	(38,635)

Comprehensive (loss) income	$(22,242)	$19,760	$(38,145)	$(39,056)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,913)	$(421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,347	11,994
Amortization of financing fees and debt discount	289	4,694
Deferred taxes	(2,687)	742
Gain on derivative liabilities	(1,870)
Unrealized foreign currency transaction losses (gains)	1,103	(2,759)
Stock option compensation expense	2,054	2,210
Loss on disposal of assets	154	282
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,149)	7,984
Decrease (increase) in inventories	8,227	(9,590)
(Increase) decrease in other current assets and other assets	(951)	1,565
Decrease in trade accounts payable	(2,098)	(4,875)
Increase in accrued expenses and other liabilities	2,105	2,754
Decrease in legal liabilities	—	(5,583)

Net cash provided by operating activities	9,611	8,997

Cash flows from investing activities:
Purchases of property and equipment	(2,878)	(15,475)
Proceeds received from sale of fixed assets	83	115
Proceeds received from Hungarian grant	149	1,588
Decrease in construction payables	(200)	(6,080)

Net cash used for investing activities	(2,846)	(19,852)

Cash flows from financing activities:
Repayment of convertible debentures	(4,249)	(7,850)
Cash settlement of restricted shares	(244)	(75)
(Repayment of) borrowings under notes payable and credit lines	(4,373)	6,742

Net cash used for by financing activities	(8,866)	(1,183)

Effect of exchange rate changes on cash and cash equivalents	(224)	60

Net decrease in cash and cash equivalents	(2,325)	(11,978)
Cash and cash equivalents at beginning of period	20,943	29,224

Cash and cash equivalents at end of period	$18,618	$17,246

Supplemental disclosures of cash flow information:
Non-cash conversion of convertible debentures	—	251
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND BASIS OF PRESENTATION
Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. Zoltek Properties, Inc. is a US subsidiary that owns property in the St. Louis, Missouri area used by the Company. Zoltek Automotive, LLC is a recently organized subsidiary that develops high-volume applications for lightweight carbon fibers within the automotive industry. The Company’s primary sales markets are in Europe and the United States, with an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.
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
Adoption of New Accounting Pronouncements
See Note 11 of the Notes to Condensed Consolidated Financial Statements.
2. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
Raw materials	$7,729	$7,349
Work-in-process	5,799	8,977
Finished goods	16,925	26,758
Consigned inventory	4,414	4,471
Supplies and other	441	503

	$35,308	$48,058

Inventories are valued at the lower of cost, determined on the first-in, first-out method, or market. Cost includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.8 million as of June 30, 2010 and $0.9 million as of September 30, 2009 to reduce the carrying value of inventories to net realizable value. The reserves were established primarily due to slow-moving inventories produced in prior years.

3. SEGMENT INFORMATION
The Company’s strategic business units are based on product lines and have been grouped into three reportable segments: Carbon Fibers, Technical Fibers and Corporate/Other Products. The Carbon Fibers segment manufactures commercial carbon fibers used as reinforcement material in composites. The Technical Fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The Carbon Fibers and Technical Fibers segments’ production facilities are located geographically in the United States, Hungary and Mexico. The remaining business represented in the Corporate/Other Products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the Corporate headquarters.
Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s operating segments as of June 30, 2010 and September 30, 2009 and for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30, 2010
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$35,260	$6,771	$417	$42,448
Cost of sales, excluding available unused capacity costs	28,914	5,187	232	34,333
Available unused capacity costs	3,189	271	—	3,460
Gross profit	3,157	1,313	185	4,655
Operating income (loss)	1,279	1,065	(3,223)	(879)
Depreciation	3,369	349	212	3,930
Capital expenditures	757	16	—	773

	Three months ended June 30, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$25,012	$4,652	$642	$30,306
Cost of sales, excluding available unused capacity costs	17,204	3,729	582	21,515
Available unused capacity costs	2,392	239	—	2,631
Gross profit	5,416	684	60	6,160
Operating income (loss)	2,284	297	(2,806)	(225)
Depreciation	3,259	413	296	3,968
Capital expenditures	2,374	47	—	2,421

	Nine months ended June 30, 2010
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$78,856	$17,174	$1,314	$97,344
Cost of sales, excluding available unused capacity costs	62,293	13,469	1,014	76,776
Available unused capacity costs	9,349	1,165	—	10,514
Gross profit	7,214	2,540	300	10,054
Operating income (loss)	944	1,857	(11,475)	(8,674)
Depreciation	10,082	1,241	1,024	12,347
Capital expenditures	1,966	528	384	2,878

	Nine months ended June 30, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$86,641	$16,407	$1,893	$104,941
Cost of sales, excluding available unused capacity costs	61,085	12,363	1,572	75,020
Available unused capacity costs	3,594	788	—	4,382
Gross profit	21,962	3,256	321	25,539
Operating income (loss)	13,518	1,430	(9,648)	5,300
Depreciation	9,923	1,222	849	11,994
Capital expenditures	14,737	584	154	15,475

The following table presents financial information on the Company’s operating segments as of June 30, 2010 and September 30, 2009 (in thousands):

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
June 30, 2010	$253,977	$21,101	$35,620	$310,698
September 30, 2009	293,200	27,614	46,031	366,845
4. FINANCING AND DEBT
Credit Facilities
US Operations — The revolving credit facility has a total commitment of the lesser of $10.0 million or a borrowing base, which as of June 30, 2010 was $10.0 million. Total borrowings under the facility were $8.0 million as of June 30, 2010. Effective as of February 2, 2010, the Company extended its existing US line of credit until January 2011. There are no financial covenants associated with this facility.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in November 2009 and now expires on August 30, 2010. The revolving credit facility has a total commitment of the lesser of $9.1 million or a borrowing base, which as of June 30, 2010 was $8.3 million. There were no borrowings under this credit facility at June 30, 2010. There are no financial covenants associated with this facility.
Credit lines consist of the following (amounts in thousands):

	June 30,	September 30,
	2010	2009
US facility (current interest rate of 3.10% — variable with Libor)	$7,980	$8,343
Facility with Hungarian bank (current interest rate of 2.7% to 6.8%, depending on currency)	—	3,934

Total credit lines	$7,980	$12,277

Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $12.3 million as of June 30, 2010) to Zoltek’s Hungarian subsidiary. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary has received approximately HUF 2.6 billion in grant funding as of June 30, 2010. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement, as amended.
Convertible Debt and Warrants
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2010, the Company repaid all remaining convertible debt with cash on hand. There were no conversions of convertible debt during the first nine months of fiscal 2010 or during the third quarter of fiscal 2009. During the first quarter of fiscal 2009, convertible debt in the principal amount of $0.3 million was converted into 16,264 shares of common stock.

The following tables summarize the convertible debt outstanding as of September 30, 2009.

	As of September 30, 2009
	Number
	of shares	Conversion	Principal
	issuable	price	outstanding
May 2006	70,560	$25.51	$1,799,986
July 2006	19,640	25.51	501,016
October 2006	76,381	25.51	1,948,479

	166,581		$4,249,481

Amortization of Financing Fees and Debt Discount
Convertible debt issued in May 2006, July 2006 and October 2006 was considered to have beneficial conversion features because the adjusted conversion price after allocating a portion of the proceeds to the warrants issued in connection with the convertible debt was less than the market price of the Company’s common stock at date of issue. The beneficial conversion was recorded as a reduction in the carrying value of the convertible debt security and accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security was converted prior to the redemption date, the unamortized balance was recorded in expense at the time of conversion.
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
The Company recorded no amortization of financing fees or debt discount during the three months ended June 30, 2010. The tables below show the impact of amortization of financing fees and debt discount on the financial results for the three and nine months ended June 30, 2009 (in thousands).

	Three months ended June 30, 2009			Nine months ended June 30, 2009
		Conversion			Conversion
	Warrants	feature	Total	Warrants	feature	Total
May 2006 issuance	$326	$482	$808	$1,378	$2,032	$3,410
July 2006 issuance	51	62	113	209	255	464
October 2006 issuance	70	81	151	263	303	566

	$447	$625	1,072	$1,850	$2,590	4,440

Deferred financing costs			65			254

Total			$1,137			$4,694

We have fully amortized the carrying values of unamortized debt discount and financing fees as of March 31, 2010. The carrying values of unamortized debt discount and financing fees as of September 30, 2009 are as follows (amounts in thousands):

	September 30, 2009
		Conversion
	Warrants	feature	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	17	32
October 2006 issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

Long-term Debt
The Company’s long-term debt consists of the following (dollars in thousands):

	June 30,	September 30,
	2010	2009
Note payable with interest currently at 4.24% (variable with Libor, payable in monthly installments of interest to maturity in January 2011)	$1,006	$1,083

Convertible debentures final payment due November 2009 (interest rate of 5.58% — variable with Libor)	—	1,800

Convertible debentures final payment due January 2010 (interest rate of 5.12% — variable with Libor)	—	501

	June 30,	September 30,
	2010	2009
Convertible debentures final payment due April 2010 (interest rate of 4.63% — variable with Libor)		1,948

Total long-term debt including current maturities	1,006	5,332

Less: Debt discount associated with conversion features and warrants	—	(192)
Less: Amounts payable within one year, net of discount of $0 and $192	1,006	(4,159)

Total long-term debt, less current maturities	$—	$981

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
The Company adopted FASB ASC 815 (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”) on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a derivative liability, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a derivative liability on October 1, 2009.
We used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants and restricted shares, which is an unobservable input. Therefore, we have deemed the derivative liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of June 30, 2010:
Outstanding Warrant Issuances

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	0.9 years	1.0 years	1.3 years	2.5 years
Risk-free interest rate	0.41%	0.41%	0.41%	1.13%
Stock volatility	74.1%	74.1%	74.1%	74.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
A derivative liability of $3.1 million was established related to the warrants as of October 1, 2009. The adoption of ASC 815 also resulted in a cumulative adjustment to accumulated deficit of $12.5 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The fair value of the warrants are marked to market each period. If the warrants are not exercised, the derivative liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.
Beginning in the quarter ended June 30, 2010, the Company has determined that liability classification of its restricted shares is appropriate based on the recent trend of settling restricted shares in cash. The unamortized fair value of the restricted shares was reclassified from equity to a derivative liability on April 1, 2010. The fair value of the restricted shares is determined using the current market price for the shares. As these are observable inputs, we have deemed the derivative liability associated with the outstanding restricted shares to have Level 1 inputs.

At June 30, 2010, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.2 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $0.7 million and $1.9 million for the three months and nine months ended June 30, 2010, respectively. The following is a summary of the change in fair value of the Company’s derivative financial instruments for the first nine months of fiscal 2010.

Balance — October 1, 2009	$3,061
Conversion to liability of restricted shares	240
Cash settlements of restricted shares	(72)
Change in fair value of restricted shares	49
Change in fair value of warrants	(1,870)

Balance — June 30, 2010	$1,408

The fair value of warrants and restricted shares outstanding as of June 30, 2010 was as follows (dollar-amounts in thousands, except per share amounts):

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
	Value Assets	Active Markets for	Observable	Unobservable
(in thousands)	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 06/30/10	(Level 1)	(Level 2)	(Level 3)

Warrant — Date of Issuance

May 2006	$48	—	—	$48
July 2006	9	—	—	9
October 2006	46	—	—	46
December 2006	1,088	—	—	1,088

Restricted Shares	217	—	—	217

Total	$1,408	—	—	$1,408

6. EARNINGS PER SHARE
In accordance with ASC 260, the Company has evaluated its diluted loss per share calculation.
The following is the diluted impact of the stock options on net loss per share for the three and nine months ended June 30, 2010 and 2009, respectively (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerators:
Net loss	$(444)	$(1,429)	$(5,913)	$(421)

Denominators:
Average shares outstanding — basic and diluted	34,405	34,396	34,416	34,401

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.17)	$(0.01)

The Company has outstanding warrants, convertible debt, and stock options at June 30, 2010 and 2009 which are not included in the determination of diluted loss per share for the three and nine months ended June 30, 2010 and 2009 because inclusion of the shares is anti-dilutive. Had these securities been dilutive, an additional 0.1 million shares would have been included in the Company’s diluted loss per share calculation for the three and nine months ended June 30, 2010 and 0.4 million for the three and nine months ended June 30, 2009.

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
Presented below is a summary of stock option plans activity for the nine months ended June 30, 2010:

		Wtd. avg.
	Options	exercise price

Balance, September 30, 2009	408,337	$23.60
Granted	37,500	8.52
Exercised	—	—
Cancelled	(6,250)	29.70

Balance, June 30, 2010	439,587	$22.23

Exercisable, June 30, 2010	403,337	$22.26

The following table summarizes information for options currently outstanding and exercisable at June 30, 2010:

Options outstanding				Options exercisable
Range of		Wtd. avg.	Wtd. avg.		Wtd. avg.
exercise prices	Number	remaining life	exercise price	Number	exercise price
$2.07-5.47	39,500	4 years	$5.30	39,500	$5.30
8.40-8.60	80,087	5 years	8.53	80,087	8.53
13.98-24.12	87,500	7 years	19.71	51,250	18.18
26.22-29.70	142,500	7 years	29.09	142,500	29.09
31.07-36.73	90,000	5 years	33.43	90,000	33.43

2.07-36.73	439,587	6 years	22.23	403,337	22.26

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
As of June 30, 2010, the Company had $0.2 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal years 2010 and 2011.
Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which, at inception, were valued based upon the fair market value on the date of the grant. Restricted shares granted in fiscal 2008 and the first nine months of fiscal 2009 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted in the fourth quarter of fiscal 2009 vest 50% in the second year and 50% in the third year from date of grant. The balance of restricted shares outstanding was 63,750 shares as of June 30, 2010. During the third quarter of fiscal 2010, 6,667 restricted shares were settled by payment of cash.

As of June 30, 2010, the remaining unamortized compensation cost related to employee restricted stock awards was $0.5 million which is expected to be recognized over the remaining vesting periods of two to three years.
Beginning in the quarter ended June 30, 2010, the Company has determined that liability classification of its restricted shares is appropriate based on the recent trend of settling restricted shares in cash.   The unamortized fair value of the restricted shares was reclassified from equity to a liability on April 1, 2010.  Liability classification requires the vested portion of outstanding restricted shares to be carried at fair value at the end of each reporting period.  To the extent the recognized fair value of the liability awards is less than the recognized compensation cost associated with the grant date fair value of the original equity award, changes in the liability awards’ fair value do not affect the recognized compensation cost for the period and any differences are recorded as a component of shareholder’s equity.  During the quarter the difference in compensation expense and change in the liability fair value of $0.1 million was recorded in additional paid in capital.
The Company recorded into selling and general administrative expense for its Corporate/Other Products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of FASB ASC 718, which was $0.5 million and $2.1 million for the three and nine months ended June 30, 2010 and $0.6 million and $2.2 million for the three and nine months ended June 30, 2009, respectively. There were no recognized tax benefits during fiscal 2010 or 2009, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset.
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
In the three months ended June 30, 2010 and 2009, we reported aggregate sales of $17.0 million and $18.0 million, to Vestas Wind Systems, a leading wind turbine manufacturer. In the nine months ended June 30, 2010 and 2009, we reported aggregate sales of $39.0 million and $53.2 million to Vestas Wind Systems and related open accounts receivable balances of $13.6 million and $19.0 million as of the end of such periods.
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

During the first nine months of fiscal 2010, due to the favorable resolution of an uncertain tax matter with the Hungarian Tax Authority the Company released a $2.3 million reserve on its uncertain tax positions. As of June 30, 2010, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.
During the first nine months of fiscal 2010, the HUF weakened against the US dollar by approximately 27.0%. As of June 30, 2010, the Company has a long-term loan to its Zoltek Zrt. subsidiary denominated in US dollars, which has incurred an unrealized loss for tax purposes during fiscal 2010 of $23.3 million due to the weakening of the HUF. We intend to deduct the unrealized currency losses on the 2010 Hungarian tax returns. This deduction further increases our tax net operating loss.
On July 22, the Hungarian Parliament voted on and adopted a tax law proposal. Under the new rules, the 19% corporate rate is reduced to 10%, the lowest general corporate income tax rate in the EU. The 10% rate applies to a tax base up to HUF 500 million (approximately USD 2.3 million), with the 19% rate continuing to apply to a base exceeding this ceiling. Management is continuing to evaluate the impact of this rate change on its financial statements.
10. FOREIGN CURRENCY TRANSLATION
Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the US dollar.
The HUF weakened by 27.0% against the US dollar during the first nine months of fiscal 2010. This currency fluctuation caused increases in our accumulated other comprehensive loss of $22.2 million and $38.1 million for the three and nine months ended June 30, 2010, respectively.
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
Over the past two years, the commercial carbon fibers markets we serve were negatively impacted by the recessionary economic conditions in the US and international economies, including a sudden, but we believe only temporary, slowdown in the growth of wind turbine business. The slowdown continued through the second quarter of fiscal 2010. Beginning in the third quarter of 2010, we have seen recent strengthening in demand and expect order rates to continue to trend back to normal levels during the fourth quarter of the fiscal year. Until the quarter ended June 30, 2010, unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers resulted in a significant decrease in the aerospace market demand. This factor, as well as substantial increases in installed capacity for both aerospace and commercial carbon fibers, led to an increase in price and sales competition between aerospace and commercial carbon fiber manufacturers, particularly in certain cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized. While this situation negatively impacted our financial results, we plan to be ready to respond to anticipated accelerating demand on a scale we experienced in the 2005 to 2006 time period. We are also maintaining our available unused capacity in a ready mode to avoid the kind of difficulties and delays in reacting to new orders that we experienced in 2005 and 2006.
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
In addition to the adverse impact of the global economic downturn, three other key factors led to declines in our revenues, operating earnings and margins for the first nine months of 2010 as compared to the first nine months of 2009. First, after years of growing at a 20-25% annual rate, worldwide growth in electricity generation from wind energy has slowed to an estimated 10%. In addition, our largest customer, Vestas Wind Systems, has been in the process of moving from producing according to forecast to mainly producing to order (i.e., just-in-time inventory) which caused a temporary decline in its order level during the first six months of fiscal 2010. Vestas Wind Systems has publicly projected that its demand will pick up during the second half of 2010 as evidenced by their April 2010 receipt of the largest single order in its history for up to 2,100 MW of generating capacity and by our stronger sales results during our third quarter. The decrease in sales volume to Vestas accounted for $14.2 million of the revenue decline for the first nine months of 2010 compared to the first nine months of 2009.
Second, decreases realized during fiscal 2009 in raw material and energy costs were passed along to customers through price reductions; however, market pressure from lower customer demand forced price decreases to exceed the cost savings during fiscal 2010. Price decreases, offset somewhat by a stronger Euro during the first nine months of 2010 as compared to the first nine months of 2009, caused approximately 81.3% of our revenue decline for the first nine months of 2010 compared to the first nine months of 2009. The primary raw material for our manufacturing process is acrylonitrile (ACN). Unscheduled shutdowns in production in Europe coupled with an increase in demand for ACN drove prices up more than 100% since the end of fiscal 2009. Given the volatility in the ACN market to date, we have not chosen to raise product prices which would be required in order to pass on underlying cost increases to our customers. We have historically relied upon spot purchases rather than long term contracts to procure ACN. As of the filing of this document, the spot price of ACN has reduced by approximately 25% since our last purchase during the third quarter of fiscal 2010.

Third, available unused capacity was responsible for $10.5 million in unallocated costs (including depreciation) during the first nine months of fiscal 2010, without contributing to revenues or gross profit. While Zoltek is confident that the additional capacity will be quickly absorbed as soon as the wind energy business returns to a more robust growth rate and new customers and applications develop, available unused capacity will continue to negatively impact gross margins and operating income. We could take steps to significantly reduce these charges in the future, but we view this as an investment in maintaining our facilities and core staff in a ready mode to minimize the cost and time to restart facilities as the market conditions change.
In order to manage our business, we track three separate business segments: carbon fiber segment, technical fiber segment and corporate/other products segment, which includes of ancillary activities not directly related to the carbon fiber or technical fiber segments.
KEY PERFORMANCE INDICATORS
Our management monitors and analyzes several key performance indicators to manage our business and evaluate our financial and operating performance, including:
Revenue. In the short-term, management closely reviews the volume of product shipments and indicated customer requirements in order to forecast revenue and cash receipts. In the longer term, management believes that revenue growth through new product applications is the best indicator of whether we are achieving our objective of commercializing carbon fiber. We expect that new applications, including those we are attempting to facilitate, will positively affect demand for our products.
Gross profit. Our total gross profit for the third quarter of fiscal 2010 and 2009, respectively, was 11.0% and 20.3%, respectively. Our total gross profit for the first nine months of fiscal 2010 and 2009, respectively, was 10.3% and 24.3%, respectively. Management focuses on maintaining and improving the gross profit over the long term while leading the commercialization of carbon fiber and controlling associated costs. As such, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging markets. Available unused capacity costs of $3.5 million negatively affected gross margin by 8.2% for the third quarter of fiscal 2010. Available unused capacity costs of $10.5 million negatively affected gross margin by 10.8% for the first nine months of fiscal 2010. The primary cost components of our carbon fiber and technical fiber segments are energy and acrylonitrile (ACN), which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production. Unscheduled shutdowns in production in Europe coupled with an increase in demand for ACN drove prices up more than 100% since the end of fiscal 2009. As of the filing of this document, the price of ACN has reduced by approximately 25% since our last purchase during the third quarter of fiscal 2010.
Operating expenses. Our operating expenses are driven by headcount and related administrative costs, marketing costs, and research and development costs. We monitor headcount levels in specific geographic and operational areas. We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.
Cash flow from operating activities. Operating activities generated cash of $9.6 million during the first nine months of fiscal 2010 and generated cash of $9.0 million during the first nine months of fiscal 2009. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital.
Liquidity and cash flows. Due to the variability in revenue, our cash position varies. We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover. Management aggressively pursues any late receivables and actively manages its inventory levels in order to effectively use it working capital. Management also monitors debt levels and the financing costs associated with debt. As of June 30, 2010, we had no long-term bank debt, although we do maintain lines of credit.
BUSINESS TRENDS
At the end of fiscal 2008, we substantially completed our expansion plans and essentially doubled our production capacity over the immediately preceding two fiscal years. Our capacity increase was completed just as world trade dropped and the global economy began to experience deep recession. From the beginning of fiscal 2009 until the second quarter of fiscal 2010, we experienced a sudden, but we believe only temporary, slowdown in the growth of wind turbine business. Beginning with the third quarter of the current fiscal year our sales have begun to trend back to normal long-term levels. This slowdown occurred at the same time as a significant decrease in the aerospace market due unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers. Inasmuch as producers of carbon fibers for commercial and aerospace applications had greatly increased their installed capacity over the past few years, we have seen intensified competition between aerospace and commercial carbon fiber manufacturers in cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized.

In this business environment, management continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites. Recently, management has primarily emphasized the following areas:
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
•	Operating Cash Flows and Cash Management. Despite a 7.2% decrease in sales for the first nine months of 2010 as compared to the first nine months of 2009, we reported cash flows from operating activities of $9.6 million during the first nine months of fiscal 2010, compared to operating cash flows of $9.0 million during the first nine months of fiscal 2009. Reduced inventories provided cash of $8.2 million during the first nine months of fiscal 2010. The Company paid down $4.2 million of its convertible debt and had reported $2.9 million of capital expenditures during the first nine months of fiscal 2010. We paid down our remaining convertible debt with operating cash flows and our lines of credit during April 2010.
Unscheduled shutdowns in production in Europe coupled with an increase in demand for ACN drove market prices up more than 100% since the end of fiscal 2009. As of the filing of this document, the price of ACN has reduced by approximately 25% since our last purchase during the third quarter of fiscal 2010.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009
The Company’s sales increased 40.1%, or $12.1 million, to $42.4 million in the third quarter of fiscal 2010 from $30.3 million in the third quarter of fiscal 2009. The increase in revenue was due primarily to increased sales volume of our milled and chopped fiber product. During the third quarter of fiscal 2010, the increase in volume of product shipments compared to the third quarter of 2009 accounted for approximately $16.2 million of such increase. Certain price reductions resulted from passing on savings on raw material and energy costs to customers, which caused a $2.8 million decrease in sales during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. A large amount of our European sales are denominated in Euros, which was weaker versus the US dollar during the third quarter of 2010 as compared to the third quarter of 2009, contributing an decrease in sales of approximately $1.3 million, compared to the prior year quarter.
Carbon fiber sales increased 41.0%, or $10.2 million, to $35.2 million in the third quarter of fiscal 2010 from $25.0 million in the third quarter of fiscal 2009. Technical fiber sales increased 45.6%, or $2.1 million, to $6.8 million in the third quarter of fiscal 2010 from $4.7 million in the third quarter of fiscal 2009. Technical fiber sales increased as shipments to its primary aircraft brake customers increased. Other revenues decreased $0.2 million to $0.4 million during the third quarter of fiscal 2010 from $0.6 million during the third quarter of fiscal 2009.
The Company’s cost of sales increased by 56.5%, or $13.7 million, to $37.8 million in the third quarter of fiscal 2010 from $24.1 million in the third quarter of fiscal 2009. Our raw material costs increased substantially as unscheduled shutdowns in production in Europe coupled with an increase in demand for acrylonitrile (ACN) drove market prices up more than 100% since the end of fiscal 2009. Included in the Company’s cost of sales were available unused capacity costs of $3.4 million and $2.6 million for the third quarter of fiscal 2010 and third quarter of fiscal 2009, respectively. During the third quarter of fiscal 2010, these costs were comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $3.2 million for the carbon fiber segment and $0.3 million for the technical fiber segment. During the third quarter of fiscal 2009, these costs amounted to $2.4 million for the carbon fiber segment and $0.2 million for the technical fiber segment. The cost increased during the third quarter of fiscal 2010 as compared to the third quarter of 2009 primarily due to Hungary reducing production output during the first month of the third quarter of fiscal 2010. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.
Carbon fiber cost of sales increased by 63.8%, or $12.5 million, to $32.1 million for the third quarter of fiscal 2010 from $19.6 million for the third quarter of fiscal 2009. The increase in carbon fiber cost of sales reflected increased sales of 41.0%, increased ACN costs and an increase in our available unused capacity costs. Technical fiber cost of sales increased $1.5 million, or 37.5%, to $5.5 million for the third quarter of fiscal 2010 from $4.0 million for the third quarter of fiscal 2009. The cost of sales of the corporate/other products segment decreased for the third quarter of fiscal 2010 to $0.2 million compared to $0.6 million for the third quarter of fiscal 2009.

The Company’s gross profit decreased by $1.5 million, to $4.7 million, or 11.0% of sales in the third quarter of fiscal 2010 from $6.2 million, or 20.3% of sales in the third quarter of fiscal 2009. Carbon fiber gross profit margin decreased to 9.0% for the third quarter of fiscal 2010 compared to 21.7% for the third quarter of fiscal 2009. Carbon fiber gross profit decreased to $3.2 million from $5.4 million during these respective periods. Our raw material costs increased substantially as unscheduled shutdowns in production in Europe coupled with an increase in demand for acrylonitrile (ACN) drove market prices up more than 100% since the end of fiscal 2009. Additional decreases in carbon fiber gross profit and gross profit margin resulted from available unused capacity costs expensed during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Technical fiber gross profit increased from $0.7 million, or 14.7% of sales, in the third quarter of fiscal 2009 to $1.3 million, or 19.4% of sales, during the corresponding period of fiscal 2010. The increase in technical fiber gross profit resulted from favorable product sales mix. The corporate/other products segment reported a gross profit of $0.2 million for the third quarter of fiscal 2010 as compared to a gross profit of $0.1 million for the third quarter of 2009.
Application and market development costs were $2.1 million in the third quarter of fiscal 2010 and $2.1 million in the third quarter of fiscal 2009. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
Selling, general and administrative expenses for continuing operations were $3.5 million in the third quarter of fiscal 2010 compared to $4.3 million in the third quarter of fiscal 2009. The Company recorded $0.5 million for the cost of employee services received in exchange for equity instruments under FASB ASC 718 during the third quarter of fiscal 2010, a decrease of $0.1 million from the corresponding expense in the third quarter of fiscal 2009. Headcount reductions in administrative roles resulted in cost savings of $0.9 million.
Operating loss increased from a loss of $0.2 million in the third quarter of fiscal 2009 to a loss of $0.9 million in the third quarter of fiscal 2010. This resulted primarily from a decrease in gross profit of $1.5 million. Carbon fiber operating income declined from $2.3 million of operating income in the third quarter of fiscal 2009 to $1.3 million in the third quarter of fiscal 2010. The decline resulted primarily from a decrease in gross profit discussed above. Operating income from technical fibers increased from $0.3 million in the third quarter of fiscal 2009 to $1.1 million in the third quarter of fiscal 2010, resulting from a 46% increase in sales. Other products/ headquarters operating loss increased from a loss of $2.8 million in the third quarter of fiscal 2009 to a loss of $3.2 million in the third quarter of fiscal 2010 due to increases in application and development and selling, general, and administrative costs as discussed.
Interest income was less than $0.01 million in the third quarter of fiscal 2010 compared to $0.02 million in the third quarter of fiscal 2009 reflecting debt paydown over the past year.
Gain (loss) on foreign currency translations declined to a $0.4 million loss for the third quarter of fiscal 2010, compared to a $0.8 million gain for the third quarter of fiscal 2009. During the third quarter of fiscal 2010 and 2009, the Euro and the US dollar gained in value against the HUF. As most of the Company’s accounts receivables are denominated in Euros, the weakening in value over the third quarter of fiscal 2010 resulted in a loss recognized in our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars was not included in determining net income for the quarter but is recorded in accumulated other comprehensive loss in equity.
Other income, net, was $0.2 million in the third quarter of fiscal 2010 compared to $0.1 million for the third quarter of fiscal 2009.
Gain on derivative liabilities was $0.7 million in the third quarter of fiscal 2010 due to the adoption of ASC 815 (see “— Liquidity and Capital Resources — Derivative Instruments and Fair Value Measurements”).
Interest expense was approximately $0.1 million in the third quarter of fiscal 2010 compared to $0.3 million in the third quarter of fiscal 2009. As convertible debt was paid down, the Company’s cost of interest on the related debt is reduced.
Due to the repayment of convertible debt, there was no amortization of financing fees and debt discounts, which are non-cash expenses, for the third quarter of fiscal 2010 compared to $1.1 million for the third quarter of fiscal 2009 (see “— Liquidity and Capital Resources”).
Income tax expense was $16,000 for the third quarter of fiscal 2010 compared to $0.7 million for the third quarter of fiscal 2009. During the third quarter of fiscal 2010, income tax expense of $0.3 million was incurred related to the local Hungarian municipality tax. An additional income tax benefit of $0.4 million was recorded during the third quarter of fiscal 2010 related to the net operating loss for the Hungarian subsidiary. The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.

During the third quarter of fiscal 2009, the Company amortized the deferred tax asset by $0.3 million, reducing the existing tax net operating loss carryforward. The Company incurred $0.3 million expense during the third quarter related to the local Hungarian municipality tax. The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.
The foregoing resulted in a net loss of $0.4 million for the third quarter of fiscal 2010 compared to a net loss of $1.4 million for the third quarter of fiscal 2009. Similarly, the Company reported loss per share of $0.01 and $0.04 on a basic and diluted basis for the third quarter of fiscal 2010 and 2009, respectively. The weighted average basic common shares outstanding were 34.4 million for the third quarters of both fiscal 2010 and 2009.
NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO NINE MONTHS ENDED JUNE 30, 2009
The Company’s sales decreased 7.2%, or $7.6 million, to $97.3 million in the first nine months of fiscal 2010 from $104.9 million in the first nine months of fiscal 2009. The decline in revenue was partly due to decreased sales volume, including the reduction in sales volume from our largest customer during the first and second quarter to move to just-in-time inventory. The decline in revenue was also due to other factors, such as pricing decreases as a result of temporary cost reductions in raw materials and energy, and currency fluctuations. Certain price reductions resulted from passing-on raw material cost savings to customers, caused a $7.8 million decrease in sales during the first nine months of fiscal 2010 as compared to the corresponding period of fiscal 2009. A large amount of our European sales are denominated in Euros, which was stronger versus the US dollar during the first nine months of 2010 as compared to the first nine months of 2009, contributing an increase in sales of approximately $1.6 million, compared to the prior year period.
Carbon fiber sales decreased 9.0%, or $7.7 million, to $78.9 million in the first nine months of fiscal 2010 from $86.6 million in the first nine months of fiscal 2009. Technical fiber sales increased 4.7%, or $0.8 million, to $17.2 million in the first nine months of fiscal 2010 from $16.4 million in the first nine months of fiscal 2009. Technical fiber sales increased as shipments to primary aircraft brake customers increased. Other revenues decreased $0.6 million to $1.3 million during the first nine months of fiscal 2010 from $1.9 million during the first nine months of fiscal 2009. Many of our customers are being impacted by the global economic downturn and difficult capital market conditions. Management believes that these customers’ reactions of reducing inventories and slowing orders is temporary and that Zoltek is best positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic conditions and capital markets improve.
The Company’s cost of sales increased by 9.9%, or $7.9 million, to $87.3 million in the first nine months of fiscal 2010 from $79.4 million in the first nine months of fiscal 2009. Our raw material costs increased substantially as unscheduled shutdowns in production in Europe coupled with an increase in demand for ACN drove market prices up more than 100% since the end of fiscal 2009. Included in the Company’s cost of sales were available unused capacity costs of $10.5 million and $4.4 million for the first nine months of fiscal 2010 and 2009, respectively. During the first nine months of fiscal 2010, these costs were comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $9.3 million for the carbon fiber segment and $1.2 million for the technical fiber segment. During the first nine months of fiscal 2009, these costs amounted to $3.6 million for the carbon fiber segment and $0.8 million for the technical fiber segment. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.
Carbon fiber cost of sales increased by 10.8%, or $7.0 million, to $71.6 million for the first nine months of fiscal 2010 from $64.6 million for the first nine months of fiscal 2009. Technical fiber cost of sales increased by 11.3%, or $1.5 million, to $14.7 million for the first nine months of fiscal 2010 as compared to $13.2 million for the first nine months of fiscal 2009. The cost of sales of the corporate/other products segment decreased by 35.5%, or $0.6 million, for the first nine months of fiscal 2010 as compared to $1.6 million for the first nine months of fiscal 2009.
The Company’s gross profit decreased by $15.5 million, to $10.1 million, or 10.3% of sales in the first nine months of fiscal 2010 from $25.5 million, or 24.3% of sales in the first nine months of fiscal 2009. Carbon fiber gross profit margin decreased to 9.1% for the first nine months of fiscal 2010 compared to 25.3% for the first nine months of fiscal 2009. Carbon fiber gross profit decreased to $7.2 million from $22.0 million during these respective periods. Our raw material costs increased substantially as unscheduled shutdowns in production in Europe coupled with an increase in demand for ACN drove market prices up more than 100% since the end of fiscal 2009. Additional decreases in carbon fiber gross profit resulted from increased available unused capacity costs expensed during the first nine months of fiscal 2010 compared to the corresponding period of fiscal 2009. Technical fiber gross profit decreased from $3.3 million, or 19.8% of sales, in the first nine months of fiscal 2009 to $2.5 million, or 14.8% of sales, during the corresponding period of fiscal 2010. The decrease in technical fiber gross profit percentage resulted from product sales mix. The corporate/other products segment reported a gross profit of $0.3 million for the first nine months of fiscal 2010 and fiscal 2009.

Application and market development costs were $6.0 million in the first nine months of fiscal 2010 and $5.5 million in the first nine months of fiscal 2009. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.
Selling, general and administrative expenses for continuing operations were $12.7 million in the first nine months of fiscal 2010 compared to $14.7 million in the first nine months of fiscal 2009. The Company recorded $2.1 million for the cost of employee services received in exchange for equity instruments under FASB ASC 718 during the first nine months of fiscal 2010 compared to $2.2 million for the first nine months of fiscal 2009. A litigation charge of $0.2 million was recorded in the first nine months of fiscal 2009; there was no litigation charge in fiscal 2010. Headcount reductions in administrative roles resulted in cost savings of $1.6 million. Bad debt expense was reduced by $0.2 million during fiscal 2010 from fiscal 2009.
Operating loss from the first nine months of fiscal 2010 was $8.7 million, compared to operating income of $5.3 million reported during the first nine months of fiscal 2009. This decline resulted primarily from a decrease in gross profit of $15.5 million. Carbon fiber operating income declined from income of $13.5 million in the first nine months of fiscal 2009 to $0.9 million in the first nine months of fiscal 2010. The decline resulted from a decrease in gross profit as discussed above. Operating income from technical fibers increased from $1.4 million in the first nine months of fiscal 2009 to $1.9 million in the first nine months of fiscal 2010. The Company reclassified certain research and development personnel from technical fiber to the other products segment during the third quarter of fiscal 2009 which increased technical fiber operating income by $1.0 million. Other products/ headquarters operating loss increased from a loss of $9.6 million in the first nine months of fiscal 2009 to a loss of $11.5 million in the first nine months of fiscal 2010 due to increases in application and development costs.
Interest income was less than $0.1 million in the first nine months of fiscal 2010 compared to $0.3 million in the first nine months of fiscal 2009, due to lower investment balances.
Gain (loss) on foreign currency translations was a loss of $0.4 million for the first nine months of fiscal 2010, compared to a $2.1 million gain for the first nine months of fiscal 2009. During the first nine months of fiscal 2010 and 2009, the Euro and the US dollar gained in value against the HUF. As most of the Company’s accounts receivables are denominated in Euros, the strengthening value over the first nine months of fiscal 2010 resulted in a gain recognized in our Hungarian subsidiary. However, this gain during fiscal 2010 was offset by currency losses incurred related to US dollar-denominated intercompany payables, which resulted in a loss recognized. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.
Other expense, net, was $0.5 million in the first nine months of fiscal 2010 compared to $0.4 million for the first nine months of fiscal 2009. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary.
Gain on derivative liabilities was $1.9 million in the first nine months of fiscal 2010 due to the adoption of ASC 815 (see “— Liquidity and Capital Resources — Derivative Instruments and Fair Value Measurements”).
Interest expense was approximately $0.3 million in the first nine months of fiscal 2010 compared to $1.2 million in the first nine months of fiscal 2009. As the convertible debt has been paid down, the Company’s cost of interest on the related debt has been reduced.
Amortization of financing fees and debt discounts, which are non-cash expenses, were approximately $0.3 million for the first nine months of fiscal 2010 compared to $4.7 million for the first nine months of fiscal 2009 (see “— Liquidity and Capital Resources”).
Income tax benefit was $2.4 million for the first nine months of fiscal 2010 compared to an expense of $1.8 million for the first nine months of fiscal 2009. During fiscal 2010, income tax expense of $0.6 million was incurred related to the local Hungarian municipality tax. This expense was offset by the release of a $2.3 million reserve on the Company’s uncertain tax positions. An additional income tax benefit of $0.9 million was recorded during fiscal 2010 related to the net operating loss for the Hungarian subsidiary. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million.
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

The foregoing resulted in a net loss of $5.9 million for the first nine months of fiscal 2010 compared to $0.4 million for the first nine months of fiscal 2009. Similarly, the Company reported loss per share of $0.17 and $0.01 on a basic and diluted basis for the first nine months of fiscal 2010 and 2009, respectively. The weighted average basic common shares outstanding were 34.4 million for the year-to-date periods of both fiscal 2010 and 2009.
Liquidity and Capital Resources
The Company believes its cash currently on hand, cash flow from operations, and available credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2010.
Cash Provided By Operating Activities
Operating activities provided $9.6 million of cash for the first nine months of fiscal 2010. Reduction of inventory levels provided $8.2 million during the first nine months of fiscal 2010 due to lower production, coupled with sales of existing inventory. Cash flows were positively affected by depreciation of $12.3 million for the first nine months of fiscal 2010, which was included in the operating loss of $8.7 million. Cash flows were negatively impacted by $3.1 million as accounts receivables increased due to improved sales levels.
Operating activities provided $9.0 million of cash for the first nine months of fiscal 2009. Cash flows were negatively affected during fiscal 2009 by the payment of $5.8 million to resolve litigation involving an investment banker (see Note 8 of the Notes to Condensed Consolidated Financial Statements). In February 2009, the Company used $23.5 million of restricted cash to resolve litigation involving SP Systems. Restricted cash has been shown as a use of cash in investing activity during fiscal 2008, 2007 and 2006, so its usage in 2009 had no impact on unrestricted cash balances. Increased inventory levels used $9.6 million of cash in the nine-month period of fiscal 2009. Cash flows were positively affected by depreciation of $12.0 million for the first nine months of fiscal 2009.
Cash Used In Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2010 was $2.8 million, which consisted of capital expenditures on existing production lines and new equipment. Property and equipment, net, decreased from $256.9 million at September 30, 2009 to $219.2 million at June 30, 2010. Approximately $28.3 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations.
Net cash used in investing activities for the first nine months of fiscal 2009 was $19.9 million which consisted of capital expenditures to expand production lines of the Company’s precursor facilities and carbon fiber operations to meet the anticipated long-term demand for carbon fiber products.
Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber and technical fiber production capacity.
Cash (Used In) Provided By Financing Activities
Net cash used by financing activities was $8.9 million for the first nine months of fiscal 2010 resulting primarily from repayment of convertible debt and lines of credit. Net cash provided by financing activities was $1.2 million for the first nine months of fiscal 2009 as the Company increased its borrowings on its lines of credit and repaid convertible debt.
Credit Facilities
US Operations — The revolving credit facility has a total commitment of the lesser of $10.0 million or a borrowing base, which as of June 30, 2010 was $10.0 million. Total borrowings under the facility were $8.0 million as of June 30, 2010. Effective as of February 2, 2010, the Company extended its existing US line of credit until January 2011. There are no financial covenants associated with this facility.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in November 2009 and now expires on August 30, 2010. The revolving credit facility has a total commitment of the lesser of $9.1 million or a borrowing base, which as of June 30, 2010 was $8.3 million. There were no borrowings under this credit facility at June 30, 2010. There are no financial covenants associated with this facility.

Credit lines consist of the following (amounts in thousands):

	June 30,	September 30,
	2010	2009
US facility (current interest rate of 3.10% — variable with Libor)	$7,980	$8,343
Facility with Hungarian bank (current interest rate of 2.7% to 6.8%, depending on currency)	—	3,934

Total credit lines	$7,980	$12,277

Hungarian Grant
The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) (approximately $12.3 million as of June 30, 2010) to Zoltek’s Hungarian subsidiary. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary has received approximately HUF 2.6 billion in grant funding as of June 30, 2010. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017. Currently, although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement, as amended.
Convertible Debt and Warrants
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. In April 2010, the Company repaid all remaining convertible debt with cash on hand. There were no conversions of convertible debt during the first nine months of fiscal 2010 or during the third quarter of fiscal 2009. During the first quarter of fiscal 2009, convertible debt in the principal amount of $0.3 million was converted into 16,264 shares of common stock.
The following tables summarize the convertible debt outstanding as of September 30, 2009.

	As of September 30, 2009
	Number
	of shares	Conversion	Principal
	issuable	price	outstanding
May 2006	70,560	$25.51	$1,799,986
July 2006	19,640	25.51	501,016
October 2006	76,381	25.51	1,948,479

	166,581		$4,249,481

Amortization of Financing Fees and Debt Discount
Convertible debt issued in May 2006, July 2006 and October 2006 was considered to have beneficial conversion features because the adjusted conversion price after allocating a portion of the proceeds to the warrants issued in connection with the convertible debt was less than the market price of the Company’s common stock at date of issue. The beneficial conversion was recorded as a reduction in the carrying value of the convertible debt security and accreted to its face value over the life of the convertible security and expensed into the Company’s income statement. If the convertible security was converted prior to the redemption date, the unamortized balance was recorded in expense at the time of conversion.
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

The Company recorded no amortization of financing fees or debt discount during the three months ended June 30, 2010. The tables below show the impact of amortization of financing fees and debt discount on the financial results for the three and nine months ended June 30, 2009 (in thousands).

	Three months ended June 30, 2009			Nine months ended June 30, 2009
		Conversion			Conversion
	Warrants	feature	Total	Warrants	feature	Total
May 2006 issuance	$326	$482	$808	$1,378	$2,032	$3,410
July 2006 issuance	51	62	113	209	255	464
October 2006 issuance	70	81	151	263	303	566

	$447	$625	1,072	$1,850	$2,590	4,440

Deferred financing costs			65			254

Total			$1,137			$4,694

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

5. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENT
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
The Company adopted FASB ASC 815 (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”) on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a derivative liability, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a derivative liability on October 1, 2009.
We used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants and restricted shares, which is an unobservable input. Therefore, we have deemed the derivative liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of June 30, 2010:
Outstanding Warrant Issuances

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	0.9 years	1.0 years	1.3 years	2.5 years
Risk-free interest rate	0.41%	0.41%	0.41%	1.13%
Stock volatility	74.1%	74.1%	74.1%	74.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
A derivative liability of $3.1 million was established related to the warrants as of October 1, 2009. The adoption of ASC 815 also resulted in a cumulative adjustment to accumulated deficit of $12.5 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The fair value of the warrants are marked to market each period. If the warrants are not exercised, the derivative liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.
Beginning in the quarter ended June 30, 2010, the Company has determined that derivative treatment of its restricted shares is appropriate based on the recent trend of settling restricted shares in cash. The unamortized fair value of the restricted shares was reclassified from equity to a derivative liability on April 1, 2010. The fair value of the restricted shares is determined using the greater of the grant date share price or the current market price for the shares. As these are observable inputs, we have deemed the derivative liability associated with the outstanding restricted shares to have Level 1 inputs.
At June 30, 2010, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.2 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $0.7 million and $1.9 million for the three months and nine months ended June 30, 2010, respectively. The following is a summary of the change in fair value of the Company’s derivative financial instruments for the first nine months of fiscal 2010.

Balance — October 1, 2009	$3,061
Conversion to liability of restricted shares	240
Cash settlements of restricted shares	(72)
Change in fair value of restricted shares	49
Change in fair value of warrants	(1,870)

Balance — June 30, 2010	$1,408

The fair value of warrants and restricted shares outstanding as of June 30, 2010 was as follows (dollar-amounts in thousands, except per share amounts):

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
	Value Assets	Active Markets for	Observable	Unobservable
(in thousands)	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 06/30/10	(Level 1)	(Level 2)	(Level 3)

Warrant — Date of Issuance

May 2006	$48	—	—	$48
July 2006	9	—	—	9
October 2006	46	—	—	46
December 2006	1,088	—	—	1,088
Restricted Shares	217	—	—	217

Total	$1,408	—	—	$1,408

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
NEW ACCOUNTING PRONOUNCEMENTS
See Note 11 of the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility and other variable rate debt. Assuming the level of borrowings of $9.0 million as of June 30, 2010, at variable rates and a two-percentage point change in the average interest rate under these borrowings, it is estimated our interest expense for the three months ended June 30, 2010 would have changed by less than $0.1 million. In the event of an adverse change in interest rates, we expect that we would seek to take actions to mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because of our relatively modest level of borrowings and anticipated cash needs. At June 30, 2010, the Company did not have any interest rate swap agreements outstanding.
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
The consolidated balance sheet of the Company’s international subsidiary, Zoltek Zrt., was translated from HUF to US dollars at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive loss within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in results of operations in other expenses.

As of June 30, 2010, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in US dollars. The potential loss in value of the Company’s net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the US dollar at June 30, 2010 and 2009 amounted to $10.8 million and $10.8 million, respectively. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.
As of June 30, 2010, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company’s net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the US dollar at June 30, 2010 because Zoltek de Mexico’s functional currency is the US dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.
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
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Information
(a)	On August 9, 2010, the Company announced that Karen M. Bomba resigned as Chief Operating Officer of the Company, effective as of August 13, 2010, to take a management position with a manufacturing company in the aerospace parts business.
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

Zoltek Companies, Inc. (Registrant)
Date: August 9, 2010	By:	/s/ ZSOLT RUMY
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