Form 10-K/A
period 2008-09-30
ZOLTEK COMPANIES INC
filed 2010-10-14
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

PART IV
Item 15. Exhibits and Financial Statement Schedule
SIGNATURES
Exhibit Index
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as originally filed on December 1, 2008, and amended on August 4, 2010 (the “Original Report”), and is being filed solely for the purpose of amending portions of Part IV, Item 15 “Exhibits, Financial Statement Schedules” to replace Exhibit 10.11 to the Original Report.
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
(2) The following financial statement schedule is included in Part IV of this report:
Rule 12-09 Valuation and Qualifying Accounts and Reserves
For the fiscal year ended September 30, 2008
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end
	of period	expenses	describe	describe		of period
Reserve for doubtful accounts	$781	$1,300	$—	$327		$1,754

Reserve for inventory valuation	$645	$—	$—	$145	(7)	$500

Deferred tax valuation	$29,758	$1,057	$—	$—		$30,815

For the fiscal year ended September 30, 2007
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other accounts		Deductions		end
	of period	expenses	describe		describe		of period
Reserve for doubtful accounts	$729	$52	$—		$—		$781

Reserve for inventory valuation	$1,300	$—	$—		$655	(7)	$645

Deferred tax valuation	$34,217	$—	$628	(5)	$5,087(	3)(4)(6)	$29,758

For the fiscal year ended September 30, 2006
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning	costs and	other accounts	Deductions		end
	of period	expenses	describe	describe		of period
Reserve for doubtful accounts	$718	$306	$—	$295	(1)	$729

Reserve for inventory valuation	$3,100	$—	$—	$1,800	(2)	$1,300

Deferred tax valuation	$22,401	$14,233	$—	$2,417	(3)	$34,217

(1)	Write-off of uncollectible receivable, net of recovery.

(2)	Reduction in inventory reserve for inventory items related to discontinued operations.

(3)	Expiration of capital loss carryforward and utilization against current foreign income taxes payable.

(4)	Removal of NOL’s related to non-qualified stock options and the related valuation allowance.

(5)	Addition of a valuation allowance on the Texas tax credits that were created from prior years Texas NOL. The credits are created and calculated under the newly enacted Texas margin tax law.

(6)	Prior year true-ups.

(7)	Company used and sold materials for which reserves were established primarily for slow moving product.
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

ZOLTEK COMPANIES, INC. (Registrant)
By	/s/ Zsolt Rumy
Zsolt Rumy, Chairman of the Board, President and
Chief Executive Officer

By	/s/ Andrew W. Whipple
Andrew W. Whipple, Chief Financial Officer
Date: October 13, 2010

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
10.2
Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 13, 1999 is incorporated herein by this reference.*

10.3
Credit Agreement, dated as of May 11, 2001, between Southwest Bank of St. Louis and Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc., and Hardcore Composites Operations, LLC, filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by reference.

10.4
First Amendment to Credit Agreement, dated as of February 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-k dated February 18, 2003 is incorporated herein by reference.

10.5
Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by this reference*

10.6
Second Amendment to Credit Agreement, dated as of January 13, 2003, by and among Zoltek Companies, Inc., Zoltek Corporation, Cape Composites, Inc., Engineering Technology Corporation, Zoltek Properties, Inc. and Southwest Bank of St. Louis filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, is incorporated herein by this reference

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