Form 10-K
period 2010-09-30
ZOLTEK COMPANIES INC
filed 2010-11-29
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                       to
Commission File Number 0-20600
ZOLTEK COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1311101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3101 McKelvey Road,
St. Louis, Missouri 63044
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (314) 291-5110
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2010: approximately $265,714,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 26, 2010: 34,389,442 shares of Common Stock, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference into the indicated Part of this Report:

Document	Part of Form 10-K

Proxy Statement for the 2011
Annual Meeting of Shareholders	III

ZOLTEK COMPANIES, INC.
INDEX

PART I
ITEM 1. BUSINESS
This Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and the information incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward-Looking Statements.”
General Development of Business
Zoltek Companies, Inc. is an applied technology and advanced materials company. Our mission is to lead the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron® trade name. We were founded in 1988 and incorporated in Missouri.
Overview
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
From 2005 to 2007, there was a significant increase in demand for carbon fibers from the aerospace and commercial manufacturing industries. Airbus and Boeing initiated production of new generation aircraft utilizing carbon fiber composites in critical airframe structures (e.g., fuselage and wings). At about the same time, the adoption of carbon fibers in longer wind turbine blades created a new demand for commercial carbon fibers. This triggered a significant divergence of demand for carbon fibers between aerospace and commercial applications.
The divergence in the aerospace and commercial applications led in fiscal 2006 and 2007 to strains on our ability to meet all the demand from our wind energy customers and we were unable to take on new customers. When we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. In view of the supply shortages, we embarked on an expedited capacity expansion which now has been completed. As a result we now have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. At the same time, manufacturers of carbon fibers for aerospace applications added substantial capacity to meet demand for aircraft production.
The decline in revenue during our recently completed fiscal year was primarily due to pricing decreases effective early in the fiscal year due to market pressures. During fiscal 2010, the commercial carbon fibers markets we serve continued to be negatively impacted by the recessionary economic conditions in the United States and international economies. These market conditions and over-supply of carbon fiber constrained pricing levels during fiscal 2010. At the same time, our largest customer moved to a just-in-time inventory program which caused a temporary reduction in sales volume. The cost of our principal raw material increased substantially during fiscal 2010 as unscheduled shutdowns in production of acrylonitrile (“ACN”) in Europe coupled with an increase in demand for ACN drove market prices up more than 100% by the end of fiscal 2010. In addition, many of our customers are being impacted by the global economic downturn and difficult capital market conditions. Management believes that these customers’ reactions of reducing inventories and slowing orders is temporary and that Zoltek is well positioned to supply our current customers and new customers with their commercial carbon fiber needs as opportunities arise and economic conditions and capital markets improve.
We are aggressively marketing to obtain new business in both existing and new applications. New applications tend to require relatively long sales cycles due to the new product development and manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. Targeted application areas include automotive and aerospace secondary structures. During 2010, we have added additional sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success through new customers and sales in those regions. We expect our market development efforts will be successful over the long run.
In addition to the adverse impact of the global economic downturn, three other key factors in 2009 and 2010 led to declines in our revenues, operating earnings and margins. First, after years of growing at a 20-25% annual rate, worldwide growth in electricity generation from wind energy has slowed. Second, market conditions and over-supply of carbon fiber depressed prices and caused a decline in revenue. Third, available unused capacity, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” was responsible for $12.8 million in unallocated costs (including depreciation) during fiscal 2010, without contributing to revenues or gross profit. While Zoltek is confident that the additional capacity will be quickly absorbed when the wind energy business returns to a more robust growth rate and new customers and applications develop, available unused capacity will continue to negatively impact gross margins and operating income. We could take steps to significantly reduce these charges in the future, but we view them as an investment in maintaining our facilities and core staff in a ready mode to minimize the cost and time to restart facilities as market conditions change.

In order to manage our business, we focus on three separate business segments: carbon fiber segment, technical fiber segment and corporate/other segment which consists of ancillary activities not directly related to the carbon fiber or technical fiber segments.
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
Support for New Commercial Markets and Applications Development. To further accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, we have pursued various initiatives, including partnerships with potential users of carbon fibers to act as catalysts in the development of new low-cost, high-volume products. We believe that our supply relationships with customers for wind energy applications are the direct result of these development efforts. These efforts were recognized as Zoltek was named 2009 “Supplier of the Year” by Vestas Blades A/S, the blade manufacturing division of Vestas Wind Systems A/S.
Capacity Leadership to Keep Pace with Long-Term Demand Growth. We believe that our decision to build and maintain significant available capacity will allow us the ability to enter into additional long-term supply arrangements with high-volume customers. We have developed, and are continually seeking to improve, proprietary continuous carbonization line designs in order to increase efficiency and shorten lead time from the time of the decision to add lines to the time when the lines become operational. In addition, we have continually improved our ability to produce acrylic fiber precursor at low costs and in sufficient quantities to support our growth in carbon fiber capacity. The ability to increase capacity in response to the growth of the commercial markets is essential to encouraging development of large-volume applications.
Development of Model for Long-Term Joint Ventures with Strategic Partners. Our industry currently has no established means for supplying identified large scale applications for which carbon fiber composites have been proven to offer transformational technology, such as structural use in mass produced cars to increase fuel efficiency through reduced weight and improved safety due to superior strength and stiffness. Accordingly, Zoltek is seeking to leverage its proprietary expertise by developing a business model with the goal of proliferating carbon fiber technology to new customers in capital intensive industries who desire to partner with us to invest in the plants necessary to launch these high volume applications. Although we expect it will take some time and our approach will evolve to address opportunities as they develop, we believe this strategy can support a quantum leap in the commercial carbon fiber industry.
Targeted Applications
We have identified targeted applications for our products with high growth potential across a variety of industries. Among them are:
•	Wind Energy
According to the Global Wind Energy Council (GWEC), the total market for wind turbines was approximately 45 billion Euros ($63 billion) in 2009. GWEC predicts that in 2013, global wind generating capacity will stand at 332 GW, up from 120 GW at the end of 2008. We believe that Asia, particularly China, will see tremendous growth in wind energy over the next ten years. Zoltek believes that as the industry moves to supply off-shore wind turbines that are larger in size, they will continue to incorporate more carbon fibers into their designs. This means that the underlying carbon fiber demand for wind turbine applications should grow at a faster rate than the wind market itself.

Zoltek believes it is the leading supplier of the low-cost, high-performance carbon fibers used in building the largest and most advanced of these wind turbines.
•	Deep Sea Drilling
As the price of oil on the world market continues to fluctuate, oil exploration companies have moved out into deepwater, developing reserves beneath the ocean floor a mile or more below the water’s surface. As a result, demand for strong yet lightweight materials able to stand up to the harsh subsea environment has increased, with a corresponding peak of interest in composites. One of those growth areas has been in buoyancy modules. In another application, a major producer of deep sea drilling platforms has tested composite rods utilizing our carbon fibers in fabrication of umbilical products and found them to deliver equal or superior performance at affordable cost, compared to composite rods utilizing aerospace grade carbon fibers. The composite rods are designed to demonstrate the ability to succeed where steel cables begin to fail — in counteracting the greater axial loads encountered in ultra deepwater, meaning depths exceeding 8,000 feet. At these depths, steel is subject to deformation or stretching. Additional test projects are being planned to demonstrate the effectiveness of carbon fibers in other deep sea drilling applications.
•	Aerospace Secondary Structures
Zoltek is actively pursuing a new market with large-volume potential: sales of carbon fiber to leading airplane makers for use in secondary structures such as floors, luggage bins and seats. We believe airplane manufacturers are concerned about future availability and pricing of large quantities of carbon fibers, as all newly designed commercial planes will incorporate extensive utilization of carbon fiber composites. Zoltek can offer considerably lower cost structures than the manufacturers of aerospace-grade carbon fibers and we also have the competitive advantage of being able to deliver large volumes of carbon fibers on a timely basis. Airplane makers are looking for every possible opportunity to reduce fuel burn by eliminating weight, but they are also concerned about their competitive position. They have already turned to carbon fiber for making the flight-worthy primary structures of their most advanced airplanes, and now they are interested in ways to make other structures that use super-lightweight carbon fiber composites.
•	Automotive
Zoltek believes automotive applications are destined to become the largest user of carbon fibers. For years there has been an upward trend in the use of carbon fiber reinforced composites in the manufacture of small-volume and many times hand-made cars. Examples include the Tesla which uses Zoltek fibers for the entire car and Corvette which use Zoltek carbon fibers for a few specialized parts. While these applications have been growing steadily, the real explosion in demand will come from expanded adaptation of carbon fiber composites into large scale series models produced on an assembly line. Carbon fiber composites in automotive applications are suitable for structural components such as front-end modules, leaf springs and many other chasis components.
In fiscal 2010, Zoltek formed of a new subsidiary, Zoltek Automotive, LLC, to speed development of volume automotive applications for large-tow carbon fiber. Our objective is to make the adaptation of carbon fiber technology and processes easy and efficient for automotive companies and their suppliers by developing new production methods that will enable customers to fabricate cost-effective carbon fiber intermediate products. To this end, Zoltek Automotive, LLC is working directly with tier one automotive suppliers on advancing this technology and assisting them in the utilization of carbon fiber with existing and new manufacturing machinery and processes.
•	Aircraft Brakes
We believe our technical fibers segment is the largest supplier of oxidized fibers to the leading manufacturers of aircraft brakes. A substantial majority of commercial and defense aircraft has incorporated carbon-carbon brakes into their design due to their superior heat resistance, friction properties and light weight. This business should continue to afford a steady revenue stream with significant growth potential.
Customers
In fiscal 2010, 2009 and 2008, we reported net sales of $49.5 million, $74.2 million and $75.1 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer, which represented 38.6%, 53.6% and 40.4% of our net sales, respectively, during such periods. Zoltek has also expanded its customer base to include additional wind energy and deep sea drilling customers consistent with its objective of expanding into its targeted applications. The related open accounts receivable balances at September 30, 2010 and 2009 were $11.0 million and $21.1 million, respectively. The Company reported net sales of $24.6 million in fiscal 2008, to Gamesa Group, another leading wind turbine manufacturer, which represented 13.3% of our net sales, during that fiscal year. These were the only customers that represented greater than 10% of consolidated net sales during these years.

Backlog
Sales of our products are generally made pursuant to customer purchase orders. In recent years, our customers have increasingly demanded shorter order lead times and “just-in-time” delivery performance. While we have multi-year contracts with certain major customers, most of these contracts specify the customers’ indicated requirements that will be supplied by us and the terms under which the sales will occur, not the specific quantities to be procured. As a result, twelve-month order backlog is not a meaningful indicator of future revenues for us.
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
Our facility in Guadalajara, Mexico was acquired in October 2007. We expect it will supply our North American operations with low-cost precursor and will serve as an additional site for carbon fiber production. The first phase of retrofitting the Mexican acrylic precursor plant and installation of carbon fibers lines has been completed. During the fourth quarter of fiscal 2010, the plant began limited production of carbon fiber, but delayed precursor production and full utilization of carbon fiber lines pending resumption of market demand. The Mexico plant, which we expect will eventually be our largest facility, will substantially increase our capacity to produce low-cost carbon fibers on a timely and cost-effective basis, and further extend our leadership in the growing commercial carbon fibers sector.
Acrylic fiber precursor comprises a substantial portion of the total cost of producing carbon fibers. With the addition of our Mexico precursor facility, we expect to have ample supply of high quality, low-cost precursor to supply our foreseeable future requirements.
An element of our strategy is to offer customers value-added processing of the fibers that we produce. Our longer-term focus is on creating integrated solutions for large potential end users by working directly with carbon fiber customers in the primary applications that we target. We perform certain downstream processing, such as weaving, knitting, blending with other fibers, chopping and milling, and preparation of pre-form, pre-cut stacks of fabric. We also manufacture carbon fibers preimpregnated with bonding resin, or prepregs. In addition, our Salt Lake City-based Entec Composite Machines subsidiary designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials.
We also provide composite design and engineering for development of applications for carbon fiber reinforced composites. We reported research and development expenses of $8.2 million, $7.6 million and $8.1 million in fiscal 2010, 2009 and 2008, respectively. For historical financial information regarding our various business segments, see Note 11 of the Notes to Consolidated Financial Statements.
Competition
Our carbon fibers and technical fibers business segments compete with various other producers of carbon fibers. We are the only publicly-held company that is a “pure-play” in carbon fibers, while all the other six principal competitors’ carbon fiber operations are a relatively small part of their total business. Our existing six major competitors have substantially greater research and development, marketing, financial and managerial resources than we do. We are aware of no single manufacturer of carbon fiber products that competes across all of our product lines and applications. We believe our business model distinguishes us from other carbon fiber manufacturers in supporting the long-term growth of the commercial carbon fiber market.
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

International
The Company conducts its carbon fiber products operations primarily in North America and Europe. The Company sells its carbon fibers globally. There are unique risks attendant to the Company’s foreign operations, such as currency fluctuations. For additional information regarding our international operations, see Note 11 of the Notes to Consolidated Financial Statements and the information included under “Item 1A. Risk Factors.”
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
Employees
As of September 30, 2010, we employed approximately 362 persons in our North American operations and approximately 733 in our European operations.
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
This Annual Report on Form 10-K for fiscal 2010 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward Looking Statements.”
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K and the information incorporated by reference in this Form 10-K contain certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate,” and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-K, any accompanying Form 10-K supplement and the documents incorporated herein by reference, particularly in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and include statements regarding the intent, belief or current expectations of us, our directors and officers with respect to, among other things: (1) our financial prospects; (2) our growth strategy and operating strategy, including our focus on facilitating acceleration of the introduction and development of mass market applications for carbon fibers; and (3) our current and expected future revenue.

This Form 10-K and the information incorporated by reference in this report also contain statements that are based on the current expectations of our company. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; and (14) manage the risks identified under “Risk Factors” in our filings with the SEC.
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
Our growth and profitability will depend on increases in demand for carbon fibers and entering into new supply relationships.
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
We currently have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. Our capacity expansion resulted in excess capacity costs of $12.8 million in 2010. Our future profitability and growth will depend upon our ability to enter into supply relationships with new customers for existing applications utilizing our carbon fibers and the development of new markets for large-scale applications which incorporate our carbon fiber products. Development of new customers for existing applications and new markets for our carbon fiber products will require substantial technical, marketing and sales efforts and the expenditure of significant funds. Development of new markets for carbon fibers may not occur. Our business, operating results and financial condition could be materially and adversely affected if new customers and markets for our carbon fibers products do not develop.
Increases in sales of our carbon fiber products are subject to long sales cycles of our customers.
Our future profitability and growth will depend primarily upon our ability to enter into supply relationships with new customers for existing applications utilizing our carbon fibers and the development of new markets for a broad range of large-scale applications which incorporate our carbon fiber products. Our ability to increase sales of our carbon fiber products is subject to relatively long sales cycles of our customers due to new product development, manufacturing and engineering investments our customers must make to incorporate carbon fiber composites into their products.
A limited number of customers generate a significant portion of our revenue and they may terminate their contracts with us in the event of certain changes in control or may require that we make penalty payments in the event we fail to perform.
For fiscal 2010, our largest customer represented approximately 38.6% of our revenue and our three next largest customers accounted for 19.4% of our revenue. We anticipate that significant customer concentration will continue for the foreseeable future, although the composition of our largest customers may change from period to period. A significant portion of our total sales in fiscal 2010 were to customers in the wind energy market. Significant changes in demand for our customers’ wind turbines, the shares of their requirements that are awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. Our contracts with certain customers allow them to terminate their agreements with us or require us to make substantial penalty payments in the event we fail to perform our obligations under our agreements with them. The loss of, or significant reduction in the purchases by, these customers or any other significant customers could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.
We reported net losses from continuing operations for fiscal 2010, 2009, 2007 and each of the five fiscal years preceding it.
Although we reported net income in fiscal 2008, we have reported losses from continuing operations of $7.1 million, $12.3 million, $17.1 million, $38.2 million, $65.8 million $2.0 million, $4.2 million, and $6.3 in fiscal years 2002, 2003, 2004, 2005, 2006, and 2007, 2009, and 2010 respectively. Net losses from continuing operations for the fiscal 2002, 2003, 2004 and 2005 were attributable primarily to the cost of development and preliminary execution of our carbon fiber commercialization strategy.
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
For fiscal 2010, approximately 58.6% of our revenues were derived from products supplied by our operations in Hungary. Our operations in Hungary and Mexico and our sales in other foreign countries are subject to risks associated with foreign operations and markets including the fact that many members of our senior management are resident in the United States, foreign currency fluctuations, unexpected changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer payment cycles for accounts receivable, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow.
Our ability to fund and manage our anticipated growth will affect our operating results.
The growth in our business has placed, and is expected to continue to place, a significant strain on our management and operations. In order to effectively manage potential long-term growth and to reach growth targets, we will need to add to our carbon fiber manufacturing capacity, have access to adequate financial resources to fund significant capital expenditures and maintain gross profit margins. We must also pursue a growth strategy and continue to strengthen our operations, including our financial and management information systems, and expanding, training and managing our employee workforce. There can be no assurance that we will be able to do so effectively or on a timely basis. Failure to do so could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flow. Additionally, in the event that we need to obtain debt financing in the future to fund our growth, recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.
Our operations are dependent upon our senior management and technical personnel.
Our future operating results depend upon the continued service of our senior management and our technical personnel, and the management personnel in our domestic and international operations. Our future success will depend upon our continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that we will retain our key managerial and technical employees or that we will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.
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
A substantial portion of our raw materials are subject to price volatility and a significant portion of our manufacturing costs are energy costs. The cost of our primary raw material, ACN, increased by more than 100% after the end of fiscal 2009. We may not always be able to promptly raise product prices and, ultimately, pass on underlying cost increases to our customers. In addition, our competitors may be able to obtain raw materials at a lower cost than we can. Additional raw material and energy cost increases that we are not able to pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on our future revenues and business, results of operations, financial condition or cash flow.

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
Our existing lines of credit expire on January 1, 2011 and August 30, 2011 and failure to extend or replace these facilities could have a material adverse effect on us.
Our existing $10.0 million U.S. line of credit and our $9.5 million Hungarian line of credit expire on January 1, 2011 and August 30, 2011, respectively. Based on our existing relationships with our lenders and our current financial condition, we believe that we will be able to extend these credit facilities beyond their current expiration dates or, if necessary, replace them. The failure to extend or replace our credit facilities on favorable terms could have a material adverse effect on our business, operating results or financial condition.
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
Our stock price has fluctuated substantially over the past several years. Future announcements concerning us or our competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, developments regarding proprietary rights, changes in earnings estimates by analysts or reports regarding us or our industry in the financial press or investment advisory publications, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many emerging growth companies fluctuate widely for reasons often unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates, world events, military conflicts or market-sector declines, may materially and adversely affect the market price of our common stock. Any information concerning us, including projections of future operating results, appearing in investment advisory publications or on-line bulletin boards, or otherwise emanating from a source other than from us, should not be relied upon as having been supplied or endorsed by us.

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
Zsolt Rumy, our founder and principal shareholder, owns approximately 17.7% of outstanding shares of common stock. As a result, he has and will continue to have significant voting control over our company.
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

		Approximate Area
Location	Use	(in square feet)	Status

St. Louis, Missouri	Administrative, marketing and central engineering offices	30,000	Owned

St. Charles, Missouri	Carbon and technical fiber manufacturing and R&D facility	107,000	Owned

Abilene, Texas	Carbon fiber manufacturing and secondary processing	278,000	Owned

Salt Lake City, Utah I	Composite fabrication equipment design and manufacturing	65,000	Owned/Mortgaged

Salt Lake City, Utah II	Carbon fiber prepreg manufacturing	35,000	Leased

Nyergesujfalu, Hungary	Carbon and technical fiber, and acrylic fiber precursor manufacturing	2,000,000	Owned

Guadalajara, Mexico	Carbon fiber, and acrylic fiber precursor manufacturing	1,400,000	Owned
Item 3. Legal Proceedings
Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimatable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s financial condition, results of operations or liquidity. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.
The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
Item 4A. Executive Officers of the Registrant
The name, age, position and principal occupation of each of the executive officers of the Company is set forth below:
Zsolt Rumy, age 67, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975 and served as its interim Chief Financial Officer from May 2008 to April 2009. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966.
Andrew W. Whipple, age 47, has served as the Chief Financial Officer since April 2009. Prior to this, he served as Chief Accounting Officer of the Company from May 2008 to April 2009. Mr. Whipple served as a Senior Manager in the St. Louis office of Deloitte & Touche, LLP where he worked from 1993 to 1998, when he joined Digital Teleport, Inc. as its Controller and was later promoted to Chief Financial Officer. After Digital Teleport was acquired by CenturyTel in June of 2003, he became Vice President of Operational Support at the telecommunications company and served there for four years prior to joining E3 Biofuels as its Chief Financial Officer from 2007 to 2008. Mr. Whipple is a CPA and received his degree in accounting from Virginia Tech in 1985.
George E. Husman, 65, has served as the Chief Technology Officer of the Company since January 2007. Mr. Husman holds a B.S. in aerospace engineering from the University of Cincinnati and a M.S. in materials engineering from the University of Dayton. He spent 18 years at the Materials Directorate at Wright-Patterson Air Force Base in research and management positions, including Director of the Nonmetallic Materials Division. Upon leaving the Air Force in 1986, he joined BASF Structural Materials, Inc., in Charlotte, North Carolina, as Vice President for Business Development. At BASF, he also served as VP & General Manager of Thermoplastic Composites and Vice President for Research and Development. In 1993, Mr. Husman joined Southern Research Institute in Birmingham, Alabama, as Vice President of the Engineering Division, and prior to joining Zoltek, he was the Associate Director for Research in the School of Engineering at the University of Alabama at Birmingham.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock (symbol: “ZOLT”) is traded in the NASDAQ Global Select Market. The number of beneficial holders of the Company’s stock is approximately 27,000, including shareholders whose shares are held in “nominee” or “street” names. As of September 30, 2010, there were 437 holders of record of the Company’s common stock. The Company has not paid cash dividends on any of its common stock and does not intend to pay cash dividends on common stock for the foreseeable future.
Set forth below are the high and low bid quotations as reported by the NASDAQ Global Select Market for the periods indicated. Such prices reflect interdealer closing prices, without retail mark-up, markdown or commission:

	Fiscal year ended		Fiscal year ended
	September 30, 2010		September 30, 2009
	High	Low	High	Low
First Quarter	$11.24	$8.24	$17.77	$4.28
Second Quarter	10.74	7.00	9.39	5.02
Third Quarter	11.19	8.44	12.60	6.50
Fourth Quarter	10.84	8.05	11.44	7.84
As of November 26, 2010 the last reported sale price of the Company’s common stock was $9.75 per share.
The following table shows the total number of outstanding options and shares available for future issuances of options under the Company’s existing stock option plans as of September 30, 2010.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	427,087	$22.21	2,173,500

Equity compensation plans not approved by security holders	—	—	—

Total	427,087	$22.21	2,173,500

The Company currently has no equity compensation plans that are not approved by security holders.

Performance Graph
The graph below shows the cumulative total return on common stock for the period from September 30, 2005 through September 30, 2010, in comparison to the cumulative total return on Russell’s 2000 Index and a NASDAQ peer group that we are most comparable to in terms of size and nature of operations. The results shown assume that $100 was invested on September 30, 2005 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of the common stock.
ASSUMES $100 INVESTED ON SEPTEMBER 30, 2005 IN
ZOLTEK COMPANIES, INC. COMMON STOCK,
THE NASDAQ INDUSTRIAL INDEX AND
THE RUSSELL 2000 INDEX

	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
Zoltek Companies, Inc.	100.00	194.30	331.79	130.11	79.85	73.92
NASDAQ Industrial Index	100.00	107.09	128.39	93.83	90.93	106.77
The Russell 2000 Index	100.00	108.65	120.61	101.76	90.49	101.25

Item 6. Selected Financial Data
ZOLTEK COMPANIES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Fiscal year ended September 30,
Statement of Operations Data:	2010	2009	2008	2007	2006
Net sales	$128,464	$138,756	$185,616	$150,880	$92,357
Cost of sales, excluding available unused capacity costs	102,350	100,744	134,393	107,506	69,994
Available unused capacity costs (1)	12,822	7,352	—	—	—
Gross profit	13,292	30,660	51,223	43,374	22,363
Application and development costs	8,207	7,589	8,093	7,230	4,887
Litigation charge (2)	—	238	4,884	5,400	22,795
Selling, general and administrative expenses	15,649	19,438	18,239	12,635	10,356
Operating (loss) income from continuing operations	(10,564)	3,395	20,007	18,109	(15,675)
Other income (expense)	2,384	(5,492)	(7,150)	(18,095)	(49,202)
Income tax benefit (expense)	1,841	(2,105)	(5,416)	(1,986)	(888)
Net (loss) income from continuing operations	(6,339)	(4,202)	7,441	(1,972)	(65,765)
Discontinued operations:
Operating loss, net of taxes	—	—	—	(545)	(187)
Gain on disposal of discontinued operation, net of taxes	—	—	—	—	150

Net loss on discontinued operations, net of taxes	—	—	—	(545)	(37)

Net (loss) income	$(6,339)	$(4,202)	$7,441	$(2,517)	$(65,802)

Net (loss) income per share:
Basic and diluted (loss) income per share:
Continuing operations	$(0.18)	$(0.12)	$0.22	$(0.07)	$(2.91)
Discontinued operations	—	—	—	(0.02)	—

Total	$(0.18)	$(0.12)	$0.22	$(0.09)	$(2.91)

Basic weighted average common shares outstanding	34,411	34,402	34,042	28,539	22,575
Diluted weighted average common shares outstanding	34,411	34,402	34,172	28,539	22,575

	September 30,
Balance Sheet Data:	2010	2009	2008	2007	2006
Working capital (3)	$71,972	$76,127	$76,000	$147,956	$20,042
Total assets (3)	322,140	366,845	440,164	403,599	187,684
Current maturities of long-term debt and credit lines	981	16,436	12,601	13,813	1,365
Long-term debt, less current maturities	—	981	3,562	6,851	32,002
Shareholders’ equity (3)	292,698	315,465	346,666	320,767	111,661

(1)	These costs include depreciation and other costs associated with the available unused capacity. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.

(2)	See Note 8 of the Notes to Consolidated Financial Statements.

(3)	The Company completed a public offering of shares in August 2007 and realized net proceeds of $131.5 million, recorded as increases to cash and equity. During fiscal 2008 a substantial portion of those proceeds were used to fund capacity expansion projects in Mexico.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Zoltek, our operations and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes elsewhere in this report. This overview summarizes the MD&A, which includes the following sections:
Our Business — a general description of the key drivers that affect our business, the industry in which we operate and the strategic initiatives on which we focus.
Results of Operations — an analysis of our overall results of operations and segment results for the three fiscal years presented in our financial statements. We operate in two principal segments: carbon fiber and technical fiber. Other miscellaneous and corporate are combined into a third business segment called headquarters/other.
Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements, contractual obligations, the potential impact of currency exchange and an overview of our financial position.
Critical Accounting Estimates — a description of accounting estimates that require critical judgments and estimates.
OUR BUSINESS
EXECUTIVE OVERVIEW
We are an applied technology and advanced materials company. Our mission is to lead in the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product that we refer to as technical fiber, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron® trade name. We have spent over 15 years developing our proprietary technology and manufacturing processes. We believe that we are the largest capacity manufacturer primarily focused on producing low-cost carbon fiber for commercial applications.
KEY PERFORMANCE INDICATORS
Our management monitors and analyzes several key performance indicators within each of these segments to manage our business and evaluate our financial and operating performance, including:
Revenue. In the short-term, management closely reviews the volume of product shipments and indicated customer requirements in order to forecast revenue and cash receipts. In the longer-term, management believes that revenue growth through sales to new customers in existing applications and new product applications are the best indicator of whether we are achieving our objective of commercializing carbon fiber. We expect that new applications, including those we are attempting to facilitate, will continue to positively affect demand for our products.
Gross profit. Our total gross margin for fiscal 2010, 2009, and 2008 was 10.3%, 22.1% and 27.6%, respectively. Management focuses on maintaining and improving the gross profit over the long-term while leading the commercialization of carbon fiber and controlling associated costs. As such, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging markets. Gross margin was negatively impacted by 10.0% by available unused capacity costs of $12.8 million in fiscal 2010. The primary cost components of our carbon fiber and technical fiber segments are ACN, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production and energy. Unscheduled shutdowns of ACN production in Europe coupled with an increase in demand for ACN drove prices up more than 100% during fiscal 2010 which placed additional pressure on our gross margins during the year.
Operating expenses. Our operating expenses are driven by headcount and related administrative costs, marketing costs and research and development costs. We monitor headcount levels in specific geographic and operational areas. We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.
Cash flow from operating activities. Cash flow from operating activities for fiscal 2010, 2009, and 2008 was $22.0 million, $15.2 million, and $20.2 million. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital. It also provides meaningful insight into the management of our working capital.
Liquidity and cash flows. Due to the variability in revenue, our cash position varies. We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover. Management aggressively pursues any late receivables and actively manages its inventory levels in order to effectively use it, working capital. Management also monitors debt levels and the financing costs associated with debt. As of September 30, 2010, we had no long-term borrowings, although we do maintain lines of credit.

BUSINESS TRENDS
At the end of fiscal 2008, we completed our expansion plans and essentially doubled our production capacity over the immediately preceding two fiscal years. Our capacity increase was completed just as world trade dropped and the global economy began to experience deep recession. During fiscal 2009 and fiscal 2010, we experienced a sudden, but we believe only temporary, slowdown in the growth of the wind turbine business. This slowdown occurred at the same time as a significant decrease in the aerospace market due to unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers. Inasmuch as producers of carbon fibers for commercial and aerospace applications had greatly increased their installed capacity over the past few years, we have seen intensified competition between aerospace and commercial carbon fiber manufacturers in cross-over applications (e.g., sporting goods) for which either aerospace or commercial carbon fibers may be utilized. In this business environment, management continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites. Management primarily emphasized the following areas:
•	Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in India, China, and Korea.

•	Business Development in Emerging Applications. We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In addition to producing carbon fibers for the existing prepreg technology used by our large wind turbine customers, we have recently begun shipments of carbon fibers qualified for use in the infusion process utilized by other wind turbine blade manufacturers. We also are seeking to qualify our products for use in aerospace secondary structures such as floor, luggage bins and seats, and anticipate increased sales in this market as the production of new jetliners increases.

•	Operating Cash Flows and Cash Management. Despite a 7.4% decrease in sales, we had positive operating cash flows of $22.0 million in fiscal 2010 compared to $15.2 million in fiscal 2009. Reduced inventory levels provided cash of $8.8 million in fiscal 2010. The Company paid down the remaining outstanding balance of $4.2 million of its convertible debt and reported $4.4 million of capital expenditures during fiscal 2010.

•	High Raw Material Cost for Fiscal 2010. Unscheduled production shutdowns in Europe of our primary raw material, ACN, coupled with an increase in demand for ACN drove market prices up more than 100% and negatively impacted gross margins.
RESULTS OF OPERATIONS
FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2009
The Company’s sales decreased 7.4%, or $10.3 million, to $128.5 million in fiscal 2010 from $138.8 million in fiscal 2009. Sales volume to our largest customer declined by $24.7 million as demand for their wind turbines declined and they moved to just-in-time inventory. This reduction was, however, offset partially by an increase in volume of sales to other wind energy customers and other markets. Certain price reductions related to market pressures caused a $9.1 million decrease in sales compared to fiscal 2010. Carbon fiber sales decreased 10.4%, or $12.0 million, to $103.4 million during fiscal 2010 from $115.3 million during fiscal 2009. Technical fiber sales increased 11.0%, or $2.3 million, to $23.3 million during fiscal 2010 from $21.0 million during fiscal 2009. Technical fiber sales increased in fiscal 2010 primarily due to increased shipments to aircraft brake customers. Sales of other products and services consisting primarily of energy utility services provided to the local community by our Hungarian subsidiary decreased $0.6 million to $1.8 million during fiscal 2010 from $2.4 million during fiscal 2009.
The Company’s cost of sales increased by 6.5% or $7.1 million, to $115.2 million during fiscal 2010 from $108.1 million during fiscal 2009. Our raw material costs increased substantially as unscheduled shutdowns of ACN production in Europe coupled with an increase in demand for ACN drove market prices up more than 100% by the end of fiscal 2010. Carbon fiber cost of sales increased by 7.0%, or $6.2 million, to $94.9 million during fiscal 2010 from $88.7 million for fiscal 2009 as a result of the increase in raw material costs and unscheduled shutdowns described above. Technical fiber cost of sales increased $1.7 million, or 9.8%, to $19.1 million for fiscal 2010 from $17.4 million for fiscal 2009 primarily as a result of the increased sales noted above. The cost of sales of the corporate/other products segment decreased by 41.0%, or $0.8 million to $1.2 million for fiscal 2010 as compared to $2.1 million for fiscal 2009.
Included in the Company’s cost of sales were available unused capacity costs of $12.8 million. These costs are comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $11.9 million for the carbon fiber segment and $0.9 million for the technical fiber segment during fiscal 2010. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions. The cost of sales of other products decreased for fiscal 2010 to $1.2 million compared to fiscal 2009 of $2.1 million.

The Company’s gross profit decreased by 56.6%, or $17.4 million, to $13.3 million during fiscal 2010 from $30.6 million in fiscal 2009. Carbon fiber gross profit percentage decreased to 8.2% for fiscal 2010 compared to 23.1% for fiscal 2009. Carbon fiber gross profit decreased from $26.7 million to $8.5 million during these respective periods. The decreases in carbon fiber gross profit and gross profit percentage resulted primarily from available unused capacity costs expensed during the fiscal year and price reductions discussed above. Our raw material costs increased substantially as unscheduled shutdowns of ACN production in Europe coupled with an increase in demand for acrylonitrile (ACN) drove market prices up more than 100% by the end of fiscal 2010. Additional decreases in carbon fiber gross profit and gross profit margin resulted from available unused capacity costs expensed during the year compared to fiscal 2009. Technical fiber gross profit increased from $3.6 million, or 17.3% of sales, for fiscal 2009 to $4.2 million, or 18.2% of sales, during fiscal 2010. The increases in technical fiber gross profit and margin resulted from favorable product sales mix. The gross profit of the other products increased for fiscal 2010 to $0.6 million compared to a gross profit for fiscal 2009 of $0.4 million.
Application and market development costs were $8.2 million in fiscal 2010 and $7.6 million in fiscal 2009. These costs included product and market development efforts, product trials and product development personnel costs. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies. The increase from fiscal 2009 to fiscal 2010 is primarily due to increased focus on developing new production methods that will enable potential automotive customers to fabricate cost-effective carbon fiber intermediate products.
Selling, general and administrative expenses decreased by $3.8 million, to $15.6 million in fiscal 2010 from $19.4 million in fiscal 2009. The Company recorded $2.0 million for the cost of employee and director services received in exchange for equity instruments during fiscal 2010, a decrease of $1.0 million from $3.0 million in fiscal 2009. Additionally, the decrease was due to a decrease of $0.4 million in legal fees, $0.8 million decrease in bad debt expense and $0.2 million decrease in audit and tax fees. During fiscal 2010, the Company realigned its organizational structure, assigning some management personnel from administrative roles to better focus on operations.
There were no litigation related charges in fiscal 2010 compared to $0.2 million in fiscal 2009. The 2009 charges related to the affirmance of the judgment in the supply agreement litigation (see Note 8 of the Notes to Consolidated Financial Statements).
Operating loss was $10.6 million for fiscal 2010 compared to income of $3.4 million in fiscal 2009. Carbon fiber operations reported operating income of $0.3 million for fiscal 2010 compared to income of $14.2 million in fiscal 2009. The decrease in operating income in the carbon fiber operation in fiscal 2010 related to the decrease in production and sales, as well as the cost factors mentioned above. Operating income from technical fibers increased $1.1 million, from $2.3 million for fiscal 2009 to $3.4 million for fiscal 2010. Corporate headquarters/other reported an operating loss of $14.3 million for fiscal 2010 compared to a loss of $13.1 million during fiscal 2009 due to increases in application and development and selling, general, and administrative costs as discussed.
Interest expense, net, was $0.3 million for fiscal 2010, compared to $1.0 million in fiscal 2009. The decrease in interest expense, net, resulted from the repayment of debt during fiscal 2010.
Amortization of financing fees, which are non-cash expenses, was approximately $0.3 million during fiscal 2010 compared to $5.4 million during fiscal 2009. (See “Liquidity and Capital Resources Financing”).
Gain (loss) on foreign currency transactions was a gain of $1.9 million for fiscal 2010 compared to a gain of $2.2 million for fiscal 2009. During fiscal 2010, the Euro and the U.S. dollar gained in value against the HUF. As most of the Company’s accounts receivables are denominated in Euros, the strengthening value over fiscal 2010 resulted in a gain recognized in our Hungarian subsidiary. This gain during fiscal 2010 was offset by currency losses incurred related to US dollar-denominated intercompany payables; however, an overall gain was recognized. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.
Other expense, net, was $0.7 million in fiscal 2010 compared to $1.2 million for fiscal 2009. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary.
Gain on derivative liabilities was $1.8 million at the end of fiscal 2010 due to the adoption of ASC 815 (see “— Liquidity and Capital Resources — Derivative Instruments and Fair Value Measurements”).
Income tax benefit was $1.8 million for fiscal 2010 compared to expense of $2.1 million for fiscal 2009. During fiscal 2010, income tax expense of $0.8 million was incurred related to the local Hungarian municipality tax. This expense was offset by the release of the $2.2 million reserve on the Company’s uncertain tax positions due to a favorable resolution with the Hungarian Tax Authority. An additional income tax benefit of $0.7 million was recorded during fiscal 2010 related to the net operating loss for the Hungarian subsidiary. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million.

The foregoing resulted in a net loss of $6.3 million for fiscal 2010 compared to $4.2 million for fiscal 2009. Similarly, the Company reported net loss per share of $0.18 and $0.12 on a basic and diluted basis for fiscal 2010 and 2009, respectively. The weighted average basic common shares outstanding were 34.4 million for both fiscal 2010 and 2009.
FISCAL YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2008
The Company’s sales decreased 25.2%, or $46.9 million, to $138.8 million in fiscal 2009 from $185.6 million in fiscal 2008. The decline in revenue was primarily due to declined sales volume, pricing declines resulting from significant cost reduction in raw materials and energy and currency fluctuation, and the weakness of the Euro versus the U.S. dollar during fiscal 2009. During fiscal 2009, there was approximately a 14.5% decrease in volume of product shipments as compared to 2008, which accounted for approximately $20.9 million of the revenue decrease. Certain price reductions resulted from passing on raw material cost savings to customers, which caused an $11.6 million decrease in sales over fiscal 2009. The majority of our European sales are denominated in Euros, which weakened significantly versus the U.S. dollar during most of the 2009 fiscal year, causing approximately $8.9 million of the decrease in sales. Carbon fiber sales decreased 26.1%, or $40.7 million, to $115.3 million during fiscal 2009 from $156.0 million during fiscal 2008. Technical fiber sales decreased 19.0%, or $4.9 million, to $21.0 million during fiscal 2009 from $25.9 million during fiscal 2008. Technical fiber sales decreased in fiscal 2009 primarily due to lower shipments to aircraft brake customers. Sales of other products and services consisting primarily of energy utility services provided to the local community by our Hungarian subsidiary decreased $1.3 million to $2.4 million during fiscal 2009 from $3.7 million during fiscal 2008.
The Company’s cost of sales decreased by 19.6%, or $26.3 million, to $108.1 million during fiscal 2009 from $134.4 million during fiscal 2008. Carbon fiber cost of sales decreased by 19.9%, or $22.0 million, to $88.7 million during fiscal 2009 from $110.7 million for fiscal 2008. The decrease in carbon fiber cost of sales reflected decreased sales of 26.2% discussed above. Technical fiber cost of sales decreased $3.0 million, or 14.8%, to $17.4 million for fiscal 2009 from $20.4 million for fiscal 2008 primarily as a result of the decreased sales noted above. Included in the Company’s cost of sales were available unused capacity costs of $7.4 million. These costs are comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $6.4 million for the carbon fiber segment and $1.0 million for the technical fiber segment during fiscal 2009. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions. The cost of sales of other products decreased for fiscal 2009 to $2.1 million compared to fiscal 2008 of $3.3 million.
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
Selling, general and administrative expenses increased by $1.2 million, to $19.4 million in fiscal 2009 from $18.2 million in fiscal 2008. The Company recorded $3.0 million for the cost of employee and director services received in exchange for equity instruments under FASB ASC 715 (formerly referenced as Statement of Financial Accounting Standards (SFAS) 123-R “Share-Based Payments”) during fiscal 2009 and $2.3 million in fiscal 2008. The increase was due to the true-up of the employee forfeiture rate as the retention rate for top management improved significantly from historical averages. Administrative costs in Mexico increased by approximately $1.0 million as the plant built up staffing to prepare for operations. The Company spent $0.4 million in fiscal 2008 related to a previously disclosed accounting investigation. There was a $0.1 decrease in expenses related to a supersedeas bond related to a judgment in litigation related to supply agreement (see Note 8 to the Notes to Consolidated Financial Statements).

Operating income was $3.4 million for fiscal 2009 compared to income of $20.0 million in fiscal 2008. Carbon fiber operations reported operating income of $14.2 million for fiscal 2009 compared to income of $34.0 million in fiscal 2008. The decrease in operating income in the carbon fiber operation in fiscal 2009 related to the decrease in production and sales, as well as the other factors mentioned above. Operating income from technical fibers decreased $0.7 million, from $3.0 million for fiscal 2008 to $2.3 million for fiscal 2009, as sales decreased $4.9 million due to decreased orders from aircraft brake customers. Corporate headquarters/other reported an operating loss of $13.1 million for fiscal 2009 compared to a loss of $17.0 million during fiscal 2008. The decrease in operating loss was due primarily to the decrease in legal and litigation expenses due to the resolution of certain lawsuits during 2009.
Interest expense was $1.4 million for fiscal 2009, compared to $1.9 million in fiscal 2008. The decrease in interest expense resulted from the repayment of $10.5 million and conversion of $0.3 million of convertible debt to common stock during fiscal 2009.
Amortization of financing fees, which are non-cash expenses, was approximately $5.4 million during fiscal 2009 compared to $6.7 million during fiscal 2008. (See “Liquidity and Capital Resources Financing Activity”).
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
Other expense, net, was $1.2 million in fiscal 2009 compared to $1.1 million for fiscal 2008. Other expense, net for fiscal 2009 consisted primarily of loss from the sale of miscellaneous equipment and from miscellaneous penalties and fees in Hungary.
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
CASH FLOWS
Cash Provided By Operating Activities
Operating activities provided $22.0 million of cash for fiscal 2010. Reduction of inventory levels provided $8.8 million during fiscal 2010 due to lower production, coupled with sales of existing inventory. Cash flows were positively affected by depreciation of $16.5 million in 2010, which was included in the operating loss of $10.6 million. Cash flows were positively impacted by $5.4 million as accounts receivables decreased due to decrease sales levels and collection activities and $2.2 million as accrued expenses and other liabilities increased during fiscal 2010.
Operating activities provided $15.2 million of cash for fiscal 2009. Cash flows were positively affected by operating income before depreciation of $19.7 million. Cash flows were negatively affected during fiscal 2009 by the payment of $5.6 million, net of accrued interest, to resolve litigation involving an investment banker (see Note 8 of the Notes to Consolidated Financial Statements). In February 2009, the Company used $23.5 million of restricted cash to resolve litigation involving a supply agreement. Restricted cash has been shown as a use of cash in investing activities during fiscal 2008, 2007 and 2006, so its usage in 2009 had no impact on unrestricted cash balances. Increased inventory levels used $4.3 million of cash in the current fiscal year. Collections from accounts receivable resulted in a net increase in cash flow of $8.5 million.
Cash Used In and Provided By Investing Activities
Net cash used in investing activities for fiscal 2010 was $4.1 million, which consisted of capital expenditures on existing production lines and new equipment. This included $0.1 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 2 of the Notes to Consolidated Financial Statements).
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

Cash Used and Provided In Financing Activities
Net cash used in financing activities was $16.8 million in fiscal 2010 consisting primarily of the repayment of convertible debt and lines of credit.
Net cash used in financing activities was $3.0 million in fiscal 2009 as the Company repaid convertible debt of $10.6 million, which was offset by increasing borrowings on our lines of credit by $7.6 million.
HUNGARIAN GRANT
The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary that will provide a portion of the capital resources to modernize its facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately HUF 0.1 billion, HUF 0.3 billion, and HUF 0.7 billion in grant funding during fiscal 2010, 2009, and 2008, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability will be amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense of the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins.
FINANCING ACTIVITY
Revolving Credit Facility
In February 2010, the Company extended its existing U.S. line of credit until January 1, 2011. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an eligible borrowing base equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2010 equaled $10.0 million. There were no borrowings under the facility as of September 30, 2010.
In August 2010, the Company’s Hungarian subsidiary extended its existing line of credit until August 30, 2011. The revolving credit facility has a total commitment of the lesser of 1.9 billion HUF or a borrowing base, which as of September 30, 2010 was $9.5 million. There were no borrowings under this credit facility at September 30, 2010. The credit facility is a term loan with quarterly interest payments.
The Company intends to extend its existing lines of credit before expiration. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.
Bond Related to Litigation
In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 8 of the Notes to the Consolidated Financial Statements). In April 2007 the Company posted a supersedeas bond, collateralized by a $23.5 million letter of credit issued by the Company’s U.S. bank. As of September 30, 2008, the letter of credit was collateralized by $23.5 million of restricted cash.
On February 9, 2009, the Company paid the judgment using $23.5 million of restricted cash, which terminated the letter of credit and related bond.
Convertible Debt
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors.

In April 2010, the Company repaid all remaining convertible debt with cash on hand. There was no conversion of convertible debt during fiscal 2010. The following tables summarize the activity regarding our convertible debt conversions during the fiscal years ended 2009.

	Fiscal year ended September 30, 2009
	Number of shares	Conversion
	converted	price	Equity value
February 2003	—	$3.50	$—
December 2005	—	12.50	—
February 2006	—	13.07	—
May 2006	—	25.51	—
July 2006	16,264	15.40	250,466
October 2006	—	25.51	—

	16,264		$250,466

	As of September 30, 2009
	Number of shares	Conversion	Principal
	outstanding	price	outstanding
May 2006	70,560	$25.51	$1,799,986
July 2006	19,640	25.51	501,016
October 2006	76,381	25.51	1,948,479

	166,581		$4,249,481

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

The tables below show the impact of amortization of financing fees and debt discount on the financial results for the fiscal years ended September 30, 2010, 2009 and 2008 (in thousands).

	Fiscal year ended September 30, 2010
		Conversion
	Warrants	Features	Total
May 2006 Issuance	$18	$26	$44
July 2006 Issuance	15	17	32
October 2006 Issuance	54	62	116

	$87	$105	192

Deferred financing costs			97

Total			$289

	Fiscal year ended September 30, 2009
		Conversion
	Warrants	Features	Total
May 2006 Issuance	$1,549	$2,285	$3,834
July 2006 Issuance	242	296	538
October 2006 Issuance	317	364	681

	$2,108	$2,945	5,053

Deferred financing costs			311

Total			$5,364

	Fiscal year ended September 30, 2008
		Conversion
	Warrants	Features	Total
May 2006 Issuance	$1,943	$2,867	$4,810
July 2006 Issuance	230	280	510
October 2006 Issuance	392	452	844

	$2,565	$3,599	6,164

Deferred financing costs			518

Total			$6,682

We have fully amortized the carrying values of unamortized debt discount and financing fees as of September 30, 2010. The carrying values of unamortized debt discount and financing fees as of September 30, 2009 are as follows (amounts in thousands):

	September 30, 2009
		Conversion
	Warrants	Features	Total
May 2006 Issuance	$18	$26	$44
July 2006 Issuance	15	17	32
October 2006 Issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

EARNINGS PER SHARE
In accordance with ASC 260, the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants at September 30, 2010 and outstanding warrants and convertible debt at September 30, 2009 and 2008 which are not included in the determination of diluted loss per share for the fiscal years ended September 30, 2010, 2009 and 2008 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.1 million, 0.3 million and 0.7 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the fiscal years ended September 30, 2010, 2009 and 2008 respectively:

	Fiscal year ended September 30,
	2010	2009	2008
Numerators:
Net (loss) income	$(6,339)	$(4,202)	$7,441

Denominators:
Average shares outstanding — basic	34,411	34,402	34,042
Impact of convertible debt, warrants and stock options	—	—	130

Average shares outstanding — diluted	34,411	34,402	34,172

Basic (loss) income per share	$(0.18)	$(0.12)	$0.22

Diluted (loss) income per share	$(0.18)	$(0.12)	$0.22

FUTURE CONTRACTUAL OBLIGATIONS
In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2010. Some of the amounts included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Note 7 of the Notes to Consolidated Financial Statements for discussion of the Company’s debt agreements.

	Payments Due by Period
		Less than			Over 5
	Total	1 Year	1-3 Years	3-5 Years	Years
Operating lease obligations (a)	10,198	1,335	2,073	1,714	5,076
Capital leases obligations	68	57	11	—	—

Total debt and leases	10,266	1,392	2,084	1,714	5,076
Note payable	981	981	—	—	—
Contractual interest payments (b)	15	15	—	—	—
Purchase obligations (c)	2,390	2,390	—	—	—

Total contractual obligations	$13,652	$4,778	$2,084	$1,714	$5,076

(a)	Includes four-year contract for nitrogen gas facility and equipment at approximately $0.9 million per year.

(b)	Amounts represent the expected cash payment of interest on our debt.

(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.
SUPPLY CONTRACTS
We are party to long-term supply contracts with our wind energy customers Vestas Wind Systems and Gamesa Group. Vestas was the only customer which represented greater than 10% of net sales for fiscal 2010 and 2009. In fiscal year 2010 and 2009, we reported net sales of $49.5 million and $74.2 million to Vestas Wind Systems, which represented 38.6% and 53.6%, respectively, of our net sales. In fiscal 2008, we reported net sales of $75.1 million to Vestas Wind Systems, which represented 40.4% of our net sales and $24.6 million to Gamesa Group, which represented 13.3% of our net sales. These were the only customers that represented greater than 10% of consolidated net sales during any of these three years.
Our current supply agreement with Vestas Wind Systems was executed in May 2007 and obligates us to supply carbon fibers under a five-year delivery schedule, and a rolling three-year schedule as long as the supply agreement is in place. Under the agreement, Vestas provides us with annual forecasts of its supply requirements, and we receive binding orders for shipments on approximately a monthly basis. We are not guaranteed specific levels of sales under the agreement, and we are subject to liquidated damages if we are unable to perform our obligations under the agreement. In general, the agreement may be terminated by: (1) mutual agreement of the parties, (2) by either party with at least 36 months’ written notice, (3) by either party as a result of a material breach of the agreement that is not remedied within 30 days of receipt of notice of such breach, and (4) by either party in the event of the bankruptcy, insolvency, or change of control of the other party.
Our current supply agreement with Gamesa Group was executed in July 2007 and is effective through December 31, 2012, subject to automatic renewal for successive one-year terms upon at least two years’ advance notice by Gamesa to Zoltek. The agreement obligates Zoltek to supply carbon fibers during the term of the contract provides based upon annual anticipated base volumes amounts, which are converted into binding orders for shipments on approximately a quarterly basis. We are not guaranteed specific levels of sales under the agreement, and we are subject to liquidated damages if we are unable to perform our obligations under the agreement. In general, the agreement may be terminated (1) by mutual agreement of the parties, (2) by either party with at least 36 months’ written notice, (3) by either party as a result of a material breach of the agreement that is not remedied within 45 days of receipt of notice of such breach or the bankruptcy, and (4) by either party in the event of the bankruptcy, insolvency, or change of control of the other party.
In our supply agreements with Vestas and Gamesa, we do not have post-shipment obligations other than that we warrant that our products are free from defects in design, materials, and workmanship at the time of delivery and that the products are produced in accordance with standard production and sales specifications stated in the agreements. The Vestas agreement states that the warranty shall continue for a period of five years from the date of delivery of the products. The Gamesa agreement states that all products shall, as of the moment of delivery, be warranted for three years with regards to manufacture.

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
ACCOUNTS RECEIVABLE COLLECTIBILITY
The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivable was $0.5 million for fiscal 2010, $1.3 million for fiscal 2009 and $1.3 million for fiscal 2008.
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
Available unused capacity costs for fiscal 2010 were comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels during the year. The Company reviews monthly production levels of all manufacturing lines for all products. Any lines which produced at a rate below a historical range of normal capacity were identified and the fixed costs associated with those lines were calculated. The unallocated costs were recognized as an expense in the period in which they were incurred.
VALUATION OF LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Zoltek management is responsible for routinely assessing whether impairment indicators are present. The Company expects that the components of each operating segment will exhibit similar financial performance over the long term and, therefore, groups assets accordingly for analyzing whether impairment exists. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the fair value and the carrying value of the asset group. In determining expected future undiscounted cash flows attributable to the group of long-lived assets, the Company must make certain judgments and estimations including the expected market conditions and demand for products produced by the assets, expected product pricing assumptions, and assumptions related to the expected costs to operate the assets. It is possible that actual future cash flows related to the Company’s long-lived assets may materially differ from the Company’s determination of expected future undiscounted cash flows. Additionally, if the Company’s expected future undiscounted cash flows were less than the carrying amount of the asset group being analyzed, it would be necessary for the Company to make significant judgments regarding the fair value of the asset due to the specialized nature of much of the Company’s carbon fiber production equipment in order to determine the amount of the impairment charge.

CONTINGENT LIABILITIES
The Company is subject to lawsuits, investigations, and other claims related to employment, environmental, service providers, supply agreements, taxing authorities, and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves and disclosures required, if any, for these contingencies is made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated.
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
STOCK-BASED COMPENSATION
On October 1, 2005, the Company adopted the provisions of ASC 718, using the modified prospective method.ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting ASC 718 the Company recognized compensation cost for all share-based payments granted after October 1, 2005, plus any awards granted to employees prior to October 1, 2005 that remain unvested at that time. Under this method of adoption, no restatement of prior periods was made. The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company’s stock back to November 2003, the date the Company received its first large order for carbon fiber, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company’s stock volatility.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Notes to the Company’s Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
The consolidated balance sheets of the Company’s international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. dollars, respectively, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses. The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. Has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico has changed as of November 1, 2008 from the Mexican Peso to the U.S. dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of September 30, 2010, the Company had a long-term loan to its Zoltek Zrt. subsidiary of $108 million denominated in U.S. dollars. The potential loss in value of the Company’s net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the U.S. dollar at September 30, 2010 and 2009 amounted to $10.8 million and $10.8 million, respectively. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.
As of September 30, 2010, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company’s net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at September 30, 2010 because Zoltek de Mexico’s functional currency is the U.S. dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of certain raw materials, such as ACN, and utilities. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. Management assesses commodity price trends on a regular basis and adjusts purchasing accordingly. The Company does not currently utilize derivative instruments to hedge purchases of commodities.
Interest Rate Risk
The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility and other variable rate debt. As of September 30, 2010, the Company had borrowings of $1.0 million. At variable rates and a two-percentage point change in the average interest rate under these borrowings, it is estimated our interest expense for the twelve months ended September 30, 2010 would have changed by approximately $0.02 million. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because of the Company’s relatively low debt and because a significant amount of the Company’s current debt is at fixed rates. At September 30, 2010, the Company did not have any interest rate swap agreements outstanding.

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
The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, as amended, the Company’s Chief Executive Officer and Chief Financial Officer concluded that no material weaknesses existed as of September 30, 2010.
The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management and the Independent Registered Public Accounting Firm to discuss audit and financial reporting matters. To ensure independence, Ernst & Young LLP has direct access to the Audit Committee.
The Reports of Ernst & Young LLP and Grant Thornton LLP, Independent Registered Public Accounting Firms, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with the Standards of the Public Company Accounting Oversight Board (United States). These standards include consideration of internal control over financial reporting controls for the purpose of determining the nature, timing, and extent of auditing procedures necessary for expressing their opinion on the financial statements.

/s/ Zsolt Rumy Zsolt Rumy
Chief Executive Officer
November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Zoltek Companies, Inc.
We have audited the accompanying consolidated balance sheets of Zoltek Companies, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoltek Companies, Inc. at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for outstanding warrants effective October 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zoltek Companies Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Zoltek Companies, Inc.
We have audited Zoltek Companies, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zoltek Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Zoltek Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoltek Companies, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended of Zoltek Companies Inc. and our report dated November 29, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Zoltek Companies, Inc.
We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Zoltek Companies, Inc. (a Missouri corporation) and its subsidiaries (the “Company”) for the year ended September 30, 2008. Our audit of these financial statements included the financial statement schedule listed in the Index appearing under item 15(a) for the year ended September 30, 2008. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated operations and cash flows of Zoltek Companies, Inc. and its subsidiaries for the year ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule for the year ended September 30, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 1, 2008

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share data)

	September 30,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$21,534	$20,943
Accounts receivable, less allowance for doubtful accounts of $178 and $2,356	22,816	30,507
Inventories, net	38,002	48,058
VAT Receivable	5,703	4,109
Other current assets	2,251	5,991

Total current assets	90,306	109,608
Property and equipment, net	231,661	256,910
Other assets	173	327

Total assets	$322,140	$366,845

Liabilities and shareholders’ equity
Current liabilities:
Borrowings under credit lines	$—	$12,277
Current maturities of long-term debt	981	4,159
Trade accounts payable	8,865	9,408
Accrued expenses and other liabilities	7,583	6,845
Construction payables	905	792

Total current liabilities	18,334	33,481
Long-term debt, less current maturities	—	981
Hungarian grant, long-term	9,020	10,228
Deferred tax liabilties	792	6,690
Derivative liabilities	1,296	—

Total liabilities	29,442	51,380

Commitments and contingencies (See Note 8)
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 34,389,442 and 34,424,441 shares issued and outstanding in 2010 and 2009, respectively	344	344
Additional paid-in capital	480,302	494,311
Accumulated other comprehensive loss	(33,381)	(18,405)
Accumulated deficit	(154,567)	(160,785)

Total shareholders’ equity	292,698	315,465

Total liabilities and shareholders’ equity	$322,140	$366,845

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Fiscal Year Ended September 30,
	2010	2009	2008

Net sales	$128,464	$138,756	$185,616
Cost of sales, excluding available unused capacity costs	102,350	100,744	134,393
Available unused capacity costs	12,822	7,352	—

Gross profit	13,292	30,660	51,223
Application and development costs	8,207	7,589	8,093
Litigation charge (see Note 8)	—	238	4,884
Selling, general and administrative expenses	15,649	19,438	18,239

Operating (loss) income	(10,564)	3,395	20,007
Other income (expense):
Interest income	55	350	2,904
Gain (loss) on foreign currency transactions	1,938	2,161	(385)
Other expense, net	(678)	(1,228)	(1,125)
Gain on derivative liabilities	1,753	—	—
Interest expense, excluding amortization of financing fees and debt discount	(395)	(1,411)	(1,862)
Amortization of financing fees and debt discount	(289)	(5,364)	(6,682)

(Loss) income from continuing operations before income taxes	(8,180)	(2,097)	12,857
Income tax (benefit) expense	(1,841)	2,105	5,416

Net (loss) income	(6,339)	(4,202)	7,441

Basic and diluted (loss) income per share	$(0.18)	$(0.12)	$0.22

Weighted average common shares outstanding — basic	34,410,608	34,402,046	34,042,792
Weighted average common shares outstanding — diluted	34,410,608	34,402,046	34,171,629
The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

				Accumulated
	Total		Additional	Other
	Shareholders’	Common	Paid-In	Comprehensive	Accumulated
	Equity	Stock	Capital	Income (Loss)	Deficit

Balance, September 30, 2007	$320,767	$337	$476,205	$8,249	$(164,024)

Net income	7,441	—	—	—	7,441
Foreign currency translation adjustment	3,481	—	—	3,481	—

Comprehensive income	$10,922

Convertible debt converted	11,151	6	11,145	—	—
Warrants exercised	150	—	150	—	—
Restricted stock expense	329	—	329	—	—
Stock option expense	1,987	1	1,986	—	—
Exercise of stock options	1,360	—	1,360	—	—

Balance, September 30, 2008	$346,666	$344	$491,175	$11,730	$(156,583)

Net loss	(4,202)	—	—	—	(4,202)
Foreign currency translation adjustment	(30,135)	—	—	(30,135)	—

Comprehensive loss	$(34,337)

Convertible debt converted	251	—	251	—	—
Cash settlement of restricted shares	(75)	—	(75)	—	—
Restricted stock expense	521	—	521	—	—
Stock option expense	2,439	—	2,439	—	—

Balance, September 30, 2009	$315,465	$344	$494,311	$(18,405)	$(160,785)

Net loss	(6,339)	—	—	—	(6,339)
Foreign currency translation adjustment	(14,976)	—	—	(14,976)	—

Comprehensive loss	$(21,315)

Cash settlement of restricted shares	(144)	—	(144)	—	—
Restricted stock liability reclass	(240)	—	(240)	—	—
Restricted stock expense	349	—	349	—	—
Stock option expense	1,506	—	1,506	—	—
Difference between compensation and change in liability for restricted stock awards	138	—	138	—
Cumulative effect of change in accounting principle	(3,061)	—	(15,618)	—	12,557

	$292,698	$344	$480,302	$(33,381)	$(154,567)

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(6,339)	$(4,202)	$7,441

Adjustments to reconcile net income to net cash from operating activities:
Depreciation	16,461	16,351	16,476
Amortization of financing fees and debt discount	289	5,364	6,682
Deferred taxes	(3,274)	690	1,501
Gain on value of warrants and conversion feature	(1,753)	—	—
Foreign currency transaction gains	(96)	(1,396)	(431)
Stock compensation expense	2,030	2,960	2,316
Loss on disposal of assets	342	707	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,361	8,528	(4,381)
Decrease (increase) in inventories	8,826	(4,327)	(17,427)
Decrease (increase) in other current assets and other assets	(1,291)	459	(214)
(Decrease) increase in trade accounts payable	(761)	(3,764)	1,902
Increase (decrease) in accrued expenses and other liabilities	2,187	(553)	2,002
(Decrease) increase in legal liabilities	—	(5,583)	4,328

Net cash provided by operations	21,982	15,234	20,195

Cash flows from investing activities:
Purchases of property and equipment	(4,410)	(16,206)	(107,715)
Increase (decrease) in construction payables	114	(6,016)	3,591
Proceeds received from sale of fixed assets	83	116	—
Proceeds received from Hungarian grant	150	1,588	3,253
Change in cash restricted for letters of credit	—	—	(9,685)

Net cash used in investing activities	(4,063)	(20,518)	(110,556)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	—	1,510
Cash settlement of restricted shares	(216)	(75)	—
Repayment of convertible debt	(4,249)	(10,550)	—
Borrowings (repayment) of notes payable and credit lines	(12,379)	7,594	(3,786)

Net cash used in financing activities	(16,844)	(3,031)	(2,276)

Effect of exchange rate changes on cash and cash equivalents	(484)	34	100

Net increase (decrease) in cash and cash equivalents	591	(8,281)	(92,537)
Cash and cash equivalents at beginning of year	20,943	29,224	121,761

Cash and cash equivalents at end of year	21,534	20,943	29,224

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$330	$1,200	$1,491
Income taxes	1,970	1,510	2,800
Non-cash conversion of convertible debentures	—	251	11,500
The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States, however, the Company has an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.
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
REVENUE RECOGNITION
Sales transactions are initiated through customer purchase orders or sales agreements which are based on fixed pricing terms. The Company recognizes sales of manufactured products on the date title to the product transfers to the customer, ordinarily upon shipping. Revenues are reported net of any value-added tax or other such tax assessed by a governmental authority on our revenue-producing activities. Costs associated with shipping and handling are included in costs of sales. Revenues generated by Entec Composite Machines are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date which include change orders, revisions to estimates and provisions for anticipated losses on contracts and represented 3% or less of consolidated revenues for all years presented. Revenue from sales of consigned inventory is recognized upon the use of the product by the consignee or according to terms of the contract.
ACCOUNTS RECEIVABLE
The Company reviews its accounts receivable balance on a quarterly basis to identify any specific customers for collectability issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations. The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. We incurred bad debt expense on accounts receivable of $0.5 million for 2010, $1.3 million for 2009 and $1.3 million for 2008.
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
In fiscal 2010, 2009 and 2008, we reported net sales of carbon fiber of $49.5 million, $74.2 million and $75.1 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer, which represented 38.6%, 53.6% and 40.4% of our net sales, respectively, during these years. The related open accounts receivable balances at September 30, 2010 and 2009 were $11.0 million and $21.1 million, respectively. Vestas was the only customer which represented greater than 10% of consolidated open accounts receivable at September 30, 2010 and 2009. The Company reported net sales of carbon fiber of $24.6 million during fiscal year 2008 to Gamesa Group, another leading wind turbine manufacturer. These sales represented 13.3% of our net sales. These were the only customers that represented greater than 10% of consolidated net sales during these years.

CASH AND CASH EQUIVALENTS
Cash equivalents include certificates of deposit and overnight repurchase agreements, all of which have initial maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company places its temporary cash investments with high credit quality financial institutions, however, at times such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 for U.S. banks. As of September 30, 2010, the Company had $10.3 million cash in these money market accounts.
INVENTORIES
Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.9 million and $0.7 million as of September 30, 2010 and 2009, respectively, to reduce the carrying value of inventories to a net realizable value. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures to improve the asset or extend the useful life are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. The Company did not record any capitalized interest in fiscal 2010 or 2009 and capitalized interest of $4.5 million during fiscal 2008. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.
The Company provides for depreciation by charging amounts sufficient to amortize the cost of properties placed in service over their estimated useful lives using straight-line methods. The range of estimated useful lives used in computing depreciation is as follows:

Years
Buildings and improvements	30 - 40
Machinery and equipment	3 - 20
Furniture and fixtures	7 - 10
Computer hardware and software	2 - 5
Depreciation expense, including the amortization of assets recorded under capital leases, was $16.5 million, $16.4 million and $16.5 million for fiscal 2010, 2009 and 2008, respectively.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges for long-lived assets were recorded during fiscal 2010, 2009 and 2008.
FOREIGN CURRENCY TRANSLATION
The Company’s Hungarian subsidiary, Zoltek Zrt., has a functional currency of the Hungarian Forint, (HUF). As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations as other income (expense). The Hungarian Forint weakened by 9.9% against the U.S. dollar during fiscal 2010. Hungarian assets net of liabilities, excluding the long-term intercompany loan were approximately $132.8 million as of September 30, 2010.

The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the U.S. dollar. Management made this determination based on its analysis that the currency which the majority of Mexican assets, liabilities, and operations are denominated in is U.S. dollars. The U.S. dollar-translated amounts of nonmonetary assets and liabilities at November 1, 2008 became the historical accounting basis for those assets and liabilities for all subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the U.S. dollar and included in operations for the period in which the exchange rates changed. The Mexican Peso weakened by 19% against the U.S. dollar during the first month of fiscal 2009 before the functional currency of Zoltek de Mexico was changed to the U.S. dollar.
During fiscal 2010, currency fluctuations caused a change of $15.0 million in our accumulated other comprehensive loss.
FINANCIAL INSTRUMENTS
The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2010 and 2009.
The Company has debt obligations that bear interest at a variable rate. The carrying value of debt with a variable rate approximated its fair value at September 30 2009. There was $1.0 million of outstanding debt obligations at September 30, 2010.
In January, March and October 2004 and February 2005, the Company issued convertible notes and warrants which would require the Company to register the resale of the shares of common stock upon conversion or exercise of these securities. The Company accounted for the fair value of these outstanding warrants to purchase common stock and conversion feature of its convertible notes in accordance with ASC 815, which require the Company to separately account for the conversion feature and warrants as embedded derivatives contained in the Company’s convertible notes. Pursuant to ASC 815, the Company separated the fair value of the conversion feature from the convertible notes, since the conversion feature was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature and warrants is an event outside of the control of the Company, pursuant to ASC 815, the Company recorded the fair value of the conversion feature and warrants as long-term liabilities as it was assumed that the Company would be required to net-cash settle the underlying securities.
The Company adopted the amended guidance of ASC Topic 815-40, (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”), on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a derivative liability, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a derivative liability on October 1, 2009.
APPLICATION AND DEVELOPMENT EXPENSES
The Company is actively pursuing the development of a number of applications for the use of its carbon fibers and related products. The Company is executing several internal developmental strategies to further the use of carbon fiber and commercial and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $8.2 million, $7.6 million and $8.1 million for fiscal years 2010, 2009 and 2008, respectively. Application and development expenses are presented as an operating item on the Company’s consolidated statement of operations. Given the Company’s position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses will be incurred in future periods.
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
EARNINGS PER SHARE
In accordance with ASC 260, the Company calculates diluted earnings per share including the impact of the Company’s potential stock equivalents. The Company has outstanding stock options, warrants and convertible debt at September 30, 2010 and 2009, which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 0.1 million shares for fiscal 2010, 0.3 million shares for fiscal 2009 and 0.7 million shares for fiscal 2008 would have been included in the Company’s diluted earnings per share calculation.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09), effective immediately. Under ASU 2010-09, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. Zoltek adopted these new requirements during the second quarter of fiscal 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the applicable disclosure requirements beginning in the second quarter of fiscal 2010. Adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC 820, “Fair Value Measurements and Disclosure,” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. This ASU was effective for Zoltek starting in fiscal 2010, and did not have a material impact on the Company’s financial statements.
The Company adopted the amended guidance in ASC 815-40 effective October 1, 2009, which, provides revised guidance on whether a conversion option or warrant is indexed to a company’s own stock. Instruments with certain price reset features are not considered to be indexed to a company’s own stock, and consequently must be accounted for as derivatives and marked to market each reporting period. See Note 5 for more information on the adoption of ASC 815-40.
2. FINANCING TRANSACTIONS
HUNGARIAN GRANT
The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary has received approximately HUF 0.1 billion, HUF 0.3 billion and HUF 0.7 billion in grant funding during fiscal 2010, 2009 and 2008, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.
The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins.
FINANCING ACTIVITY
Revolving Credit Facility
In February 2010, the Company extended its existing U.S. line of credit until January 1, 2011. The revolving credit facility has a total commitment of the lesser of (1) $10.0 million or (2) an eligible borrowing base equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories, which as of September 30, 2010 equaled $10.0 million. There were no borrowings under the facility as of September 30, 2010.
In August 2010, the Company’s Hungarian subsidiary extended its existing line of credit until August 30, 2011. The revolving credit facility has a total commitment of the lesser of 1.9 billion HUF or a borrowing base, which as of September 30, 2010 was $9.5 million. There were no borrowings under this credit facility at September 30, 2010. The credit facility includes a term loan with quarterly interest payments.
The Company intends to extend its existing lines of credit before expiration. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.

Bond Related to Litigation
In December 2006, the Company obtained the financing to post a bond of up to $40.0 million, which represented the potential bond necessary in connection with the continuing defense of a lawsuit arising out of a dispute regarding a supply agreement.
In April 2007, the Company reported the results of various post-trial motions in ongoing litigation (see Note 8.). As of September 30, 2008, the letter of credit was collateralized by $23.5 million of restricted cash that collateralized a letter of credit posted to serve the bond. On February 9, 2009, the Company paid the judgment using $23.5 million of restricted cash, which terminated the letter of credit and related bond.
Convertible Debt
In September 2005, Zoltek entered into an agreement for new financing; a convertible debenture package of up to $50 million in a private placement with a group of institutional investors. These financings are collateralized by the carbon fiber assets of the Company’s Hungarian subsidiary.
In April 2010, the Company repaid all remaining convertible debt with cash on hand. There was no conversion of convertible debt during fiscal 2010. The following tables summarize the activity regarding our convertible debt conversions during the fiscal years ended 2009.

	Fiscal year ended September 30, 2009
	Number of shares
	converted	Conversion price	Equity value
February 2003	—	$3.50	$—
December 2005	—	12.50	—
February 2006	—	13.07	—
May 2006	—	25.51	—
July 2006	16,264	15.40	250,466
October 2006	—	25.51	—

	16,264		$250,466

	September 30, 2009
	Number of shares		Principal
	issuable	Conversion price	outstanding
	70,560	$25.51	$1,799,986
May 2006	19,640	25.51	501,016
July 2006	76,381	25.51	1,948,479

October 2006	166,581		$4,249,481

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

The tables below show the impact of amortization of financing fees and debt discount on the financial results for the years ended September 30, 2010, 2009 and 2008 (in thousands).

	Fiscal year ended September 30, 2010
		Conversion
	Warrants	Features	Total
May 2006 Issuance	$18	$26	$44
July 2006 Issuance	15	17	32
October 2006 Issuance	54	62	116

	$87	$105	192

Deferred financing costs			97

Total			$289

	Fiscal year ended September 30, 2009
		Conversion
	Warrants	Features	Total
May 2006 Issuance	$1,549	$2,285	$3,834
July 2006 Issuance	242	296	538
October 2006 Issuance	317	364	681

	$2,108	$2,945	5,053

Deferred financing costs			311

Total			$5,364

	Fiscal year ended September 30, 2008
		Conversion
	Warrants	Features	Total
May 2006 Issuance	$1,943	$2,867	$4,810
July 2006 Issuance	230	280	510
October 2006 Issuance	392	452	844

	$2,565	$3,599	6,164

Deferred financing costs			518

Total			$6,682

We have fully amortized the carrying values of unamortized debt discount and financing fees as of September 30, 2010. The carrying values of unamortized debt discount and financing fees as of September 30, 2009 are as follows (amounts in thousands):

	September 30, 2009
		Conversion
	Warrants	Features	Total
May 2006 Issuance	$18	$26	$44
July 2006 Issuance	15	17	32
October 2006 Issuance	54	62	116

	$87	$105	192

Debt acquisition cost and financing fees			97

Total			$289

EARNINGS PER SHARE
In accordance with ASC 260, the Company has evaluated its diluted income per share calculation. The Company does have outstanding warrants and convertible debt at September 30, 2010, 2009 and 2008 which are not included in the determination of diluted loss per share for the fiscal year ended September 30, 2010, 2009 and 2008 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.1 million, 0.3 million and 0.7 million, respectively, would have been included in the Company’s diluted loss per share calculation.
The following is the diluted impact of the convertible debt and warrants on net income (loss) per share for the fiscal years ended September 30, 2010, 2009 and 2008 respectively:

	Fiscal Year Ended September 30,
	2010	2009	2008
Numerators:
Net (loss) income	$(6,339)	$(4,202)	$7,441

Denominators:
Average shares outstanding — basic	34,411	34,402	34,042
Impact of convertible debt, warrants and stock options	—	—	130

Average shares outstanding — diluted	34,411	34,402	34,172

Basic (loss) income per share	$(0.18)	$(0.12)	$0.22

Diluted (loss) income per share	$(0.18)	$(0.12)	$0.22

3. INVENTORIES
Inventories consist of the following (amounts in thousands):

	September 30,
	2010	2009
Raw materials	$6,988	$7,349
Work-in-process	6,346	8,977
Finished goods	20,976	26,758
Consigned inventory	3,109	4,471
Supplies and other	583	503

	$38,002	$48,058

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (amounts in thousands):

	September 30,
	2010	2009
Land	$13,180	$13,275
Buildings and improvements	64,372	66,510
Machinery and equipment	236,729	230,502
Furniture, fixtures and software	7,161	6,759
Construction in progress	24,098	41,029

	$345,540	$358,075
Less: accumulated depreciation	(113,879)	(101,165)

	$231,661	$256,910

5. INCOME TAXES
The components of income tax expense (benefit) for the fiscal years ended September 30, 2010, 2009 and 2008 are as follows (amounts in thousands):

	2010	2009	2008
From continuing operations:
Current:
Federal	$121	$130	$—
State	12	—	107
Non — U.S.	849	1,284	2,724

	982	1,414	2,831
Deferred:
Federal	—	—	—
State	—	(179)	—
Non — U.S.	(2,823)	869	2,585

	(2,823)	690	2,585

Total continuing operations	$(1,841)	$2,104	$5,416

Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax liability at September 30 are as follows (amounts in thousands):

	September 30,
	2010	2009
Deferred tax assets:
Accrued employee compensation	$116	$106
Reserves	278	581
Other assets	29	—
Net operating loss and credit carryforwards	33,910	30,635

	34,333	31,322

Deferred tax liabilities:
Property, plant and equipment	(12,365)	(12,291)
Prepaid expenses	(106)	(110)
Unrealized currency losses on intercompany loan in Hungary	(3,537)	(1,496)
Other liabilities	—	(715)

	(16,008)	(14,612)

Total deferred taxes	18,325	16,710
Less: valuation allowance	(18,516)	(20,138)

Net deferred tax liability	$(191)	$(3,428)

Classification of deferred taxes:
Current deferred tax asset (included in Other current assets)	$601	$3,262
Long-term deferred tax liability	(792)	(6,690)

	$(191)	$(3,428)

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
The provision for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

	2010	2009	2008
At statutory rate:
Income tax (benefit) expense on (loss) income from continuing operations	$(2,781)	$(713)	$4,507
Increases (decreases):
Lower effective tax rate on non-U.S. operations	1,253	1,744	(1,446)
Change in valuation allowance on net operating loss	1,771	(4,034)	(3,416)
State taxes, net of federal benefit	149	(545)	17
Local taxes, non-U.S.	711	1,101	2,724
Change of uncertain tax positions	(2,173)	2,440	—
Reflection of tax rate change — non-U.S.	(340)	370	—
Amortization of warrant discount	65	1,718	3,425
Fair market value of warrants	(596)	—	—
Non-qualified stock option expense		—	(567)
Other	100	24	172

	$(1,841)	$2,105	$5,416

The change in valuation allowance is impacted by both the unrealized excess tax benefits on stock based compensation reflected in the net operating loss as well as changes in the expected realization of net operating losses
The consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2010, 2009 and 2008 was as follows (amounts in thousands):

	2010	2009	2008

Domestic	$5,760	$13,352	$6,831
Foreign	(13,940)	(15,449)	6,026

Income (loss) from continuing operations before income taxes	$(8,180)	$(2,097)	$12,857

The Company currently has domestic net operating loss carryforwards of approximately $74.4 million available to offset future tax liabilities, which expire between 2020 and 2028. Included in the net operating loss carry-forwards are stock option deductions of approximately $19.9 million. The benefits of these tax deductions, referred to as excess tax benefits, will be credited to additional paid-in capital upon being realized or recognized. The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.
The Company currently has a foreign net operating loss carryforward of approximately $71.2 million. $21.9 million expires between 2012 and 2014 and $49.3 million has unlimited carryforward.
The Company estimates its contingent income tax liabilities based on its assessment of probable income tax-related exposures and the anticipated settlement of those exposures translating into actual future liabilities. As of September 30, 2010 and 2009, the Company’s accrual for these contingencies was approximately $0.8 million and $3.0 million, respectively. During fiscal 2010, income tax expense of $0.8 million was incurred related to the local Hungarian municipality tax. This expense was offset by the release of the $2.2 million reserve on the Company’s uncertain tax positions due to favorable resolution with Hungarian tax authority. An additional income tax benefit of $0.7 million was recorded during fiscal 2010 related to the net operating loss for the Hungarian subsidiary. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million.
6. DEBT
Credit Facilities
U.S. Operations — The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2011. There were no borrowings as of September 30, 2010, with $10.0 million of remaining availability. No financial covenants currently apply to the credit facility from the U.S. bank.
Hungarian Operations — The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in August 2010 and now expires on August 30, 2011. The revolving credit facility has a total commitment of the lesser of 1.9 billion HUF or a borrowing base, which as of September 30, 2010 was $9.5 million. There were no borrowings under this credit facility at September 30, 2010. The credit facility includes a term loan with quarterly interest payments. There are no financial covenants associated with this facility.
The Company intends to extend its existing lines of credit before expiration on January 1, 2011 and August 30, 2011. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.
Credit lines consist of the following (amounts in thousands):

	September 30,	September 30,
	2010	2009

U.S. facility (current interest rate of 3.1% — variable with Libor)	$—	$8,343
Facility with Hungarian bank (interest rate of 2.9% to 6.9%, depending on currency)	—	3,934

Total credit lines	$—	$12,277

The Company’s long-term debt consists of the following (amounts in thousands):

	September 30,	September 30,
	2010	2009
Note payable with interest currently at 4.1% (variable with Libor, payable in monthly installments of interest and principal to maturity in January 2011)	$981	$1,083
Convertible debentures final payment due November 2009 (interest rate of 5.58% — variable with Libor)	—	1,800
Convertible debentures final payment due January 2010 (interest rate of 5.12% — variable with Libor)	—	501
Convertible debentures final payment due April 2010 (interest rate of 4.63% — variable with Libor)	—	1,948

Total long-term debt including current maturities	981	5,332
Less: Debt discount associated with conversion feature and warrants	—	(192)
Less: Amounts payable within one year, net of discount of $0 and $192	(981)	(4,159)

Total long-term debt, less current maturities	$—	$981

The aggregate annual maturities of long-term debt at September 30, 2010 are set forth below (amounts in thousands):

Annual
September 30,	Maturities
2011	$981

Total	$981

7. DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENT
Zoltek adopted ASC 820 (“ASC 820”) on October 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under ASC 820 is as follows:
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
The Company adopted ASC 815-40 on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a derivative liability, which requires separate accounting pursuant to ASC 815-40. The fair value of the warrants was reclassified from equity to a derivative liability on October 1, 2009.
The Company used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants, which is an unobservable input. Therefore, we have deemed the derivative liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of September 30, 2010:

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	0.62	0.76	1.07	2.22
Risk-free interest rate	0.24%	0.23%	0.24%	0.42%
Stock volatility	73.54%	73.54%	73.54%	73.54%
Dividend yield	0.00%	0.00%	0.00%	0.00%
A derivative liability of $3.1 million was established related to the warrants as of October 1, 2009. The adoption of ASC 815-40 also resulted in a cumulative adjustment to accumulated deficit of $12.6 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The warrants are remeasured and adjusted to fair value at the end of each reporting period. If the warrants are not exercised, the derivative liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.
At September 30, 2010, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.3 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $1.8 million for the twelve months ended September 30, 2010.
Beginning in the quarter ended June 30, 2010, the Company determined that liability classification of its restricted shares is appropriate based on the recent trend of settling restricted shares in cash. The unamortized fair value of the restricted shares was reclassified from equity to a derivative liability on April 1, 2010. The fair value of the restricted shares is determined using the current market price for the shares and an estimated forfeiture rate, an unobservable input. Although the market price of the shares are based on quoted prices in an active market, the forfeiture rate is considered to be a significant input and therefore we have deemed the derivative liability associated with the restricted shares to be Level 3.

The fair value of warrants and restricted shares outstanding as of September 30, 2010 was as follows (amounts in thousands, except per share amounts):

		Fair Value Measurements at September 30, 2010
Description	September 30, 2010	Level 1	Level 2	Level 3

Warrant — Date of Issuance

May 2006	$34	$—	$—	$34
July 2006	7	—	—	7
October 2006	46	—	—	46
December 2006	1,222	—	—	1,222

Restricted Shares	206		—	206

Total	$1,515	$—	$—	$1,515

	Fair Value Per	Shares Issuable	Total Fair Value of
	Share	Upon Exercise	Instrument

Warrant — Date of Issuance

May 2006	$0.12	274,406	$34
July 2006	0.21	34,370	7
October 2006	0.44	102,835	46
December 2006	1.48	827,789	1,222

Restricted Shares		51,250	206

Total		1,290,650	$1,515

The following is a summary of the change in fair value of the Company’s derivative financial instruments for fiscal 2010.

Warrant balance — October 1, 2009	$3,061
Change in fair value of warrants	(1,753)

Warrant balance — September 30, 2010	$1,308

Restricted share balance — October 1, 2009	$—
Establishment of restricted share liability — April 1, 2010	240
Settlements	(71)
Change in fair value of restricted shares	37

Restricted share balance — September 30, 2010	$206

8. COMMITMENTS AND CONTINGENCIES
LEASES
We rent office facilities and equipment under various operating leases. Rent expense for all operating leases was $1.5 million, $0.3 million and $0.3 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

The following table sets forth the future minimum lease commitments under operating leases at September 30, 2010 (amounts in thousands):

Future
Commitments for
September 30,	Operating Leases
2011	$1,335
2012	1,194
2013	879
2014	868
2015	846
Thereafter	5,076

Total	$10,198
We rent forklifts and water treatment equipment under various capital leases. Lease expense for all capital leases for the fiscal years ended September 30, 2010, 2009, and 2008 was $0.1 million $0.2 million, and $0.2 million, respectively.
LEGAL
Legal contingencies have a high degree of uncertainty. When losses from contingencies become estimable and probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.
In February 2005, a customer filed an action against our Zoltek Corporation subsidiary in the U.S. District Court for the Eastern District of Missouri, Eastern Division alleging that we breached a supply agreement relating to our carbon fiber product known as Panex 33. The case was tried in November 2006 and the jury rendered verdicts against our Zoltek Corporation subsidiary, which verdicts we later appealed. On February 9, 2009, the Company resolved the litigation by paying a judgment using $23.5 million of restricted cash.
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
SOURCES OF SUPPLY
As part of its growth strategy, the Company has developed its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources. Unscheduled shutdowns in production in Europe coupled with an increase in demand for ACN drove prices up more than 100% by the end of fiscal 2010.
9. PROFIT SHARING PLAN
The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service, worked 501 or more hours this year and attained 21 years of age. No contributions were made by the Company for fiscal years 2010, 2009 and 2008.

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
For fiscal 2010, 2009 and 2008, the Company recorded into selling and general administrative expenses and into its corporate/other segment $2.0 million, $3.0 million, and $2.4 million, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718. There were no recognized tax benefits during fiscal 2010, 2009, or 2008, as any benefit is offset by the Company’s full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.
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
Presented below is a summary of stock option plans activity for the fiscal years 2009 through 2010:

		Wtd. Avg.	Options	Wtd. Avg.
	Options	Exercise Price	Exercisable	Exercise Price
Balance, September 30, 2008	415,587	$25.52	220,587	$23.50
Granted	52,500	6.31
Exercised	—	—
Forfeited or expired	(59,750)	19.99

Balance, September 30, 2009	408,337	$23.60	301,670	$22.64
Granted	37,500	8.52
Exercised	—	—
Forfeited or expired	(18,750)	25.03

Balance, September 30, 2010	427,087	22.21	410,837	22.23

The following table summarizes information for options currently outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
Range of		Remaining	Exercise		Exercise	Intrinsic
Exercise Prices	Number	Life	Price	Number	Price	Value
$2.07-5.47	39,500	3 years	$5.30	39,500	$5.30	$161,403
8.40-8.60	80,087	5 years	8.53	80,087	8.53	68,788
13.98-24.12	75,000	7 years	19.21	58,750	18.50	—
26.22-29.70	142,500	7 years	29.09	142,500	29.09	—
31.07-36.73	90,000	5 years	33.43	90,000	33.43	—

$2.07-36.73	427,087			410,837		$230,191

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life of option	3.8 years	3.8 & 4 years	4 & 7.5 years
Risk-free interest rate	0.4%	0.5%	1.8%
Volatility of stock	77%	79%	66%
Forfeiture rate	0%-25%	0%-25%	0%-30%

The fair value of the options granted during fiscal 2010, 2009 and 2008 was $0.2 million, $0.2 million and $5.5 million, respectively. As of September 30, 2010, the Company had $0.1 million of total unrecognized compensation expense related to stock option plans that will be recognized over fiscal 2011. Cash proceeds received from the exercise of stock options were $0.0 million, $0.0 million and $1.4 million for fiscal 2010, 2009 and 2008, respectively.
Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. Restricted shares granted to directors in fiscal 2008, 2009, and 2010 and restricted shares granted to employees in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted to employees in fiscal 2009 vest 50% in the second year, 50% in the third year from date of grant. The balance of restricted stock shares outstanding was 51,250 shares, 86,250 shares, and 67,500 shares as of September 30, 2010, 2009, and 2008, respectively. The Company has settled by payment in cash, all prior vested restricted share grants, including 22,499 restricted shares which vested during fiscal 2010.
In accordance with ASC 718, the Company determined its trend of settling vested restricted shares in cash resulted in a modification from equity to liability accounting for the remaining unvested restricted shares. The fair value of the modified liability award is measured each reporting date through settlement and any adjustments to increase or decrease the liability are recorded either as compensation cost or a charge to equity.
The minimum remaining compensation cost to be recognized over the remaining vesting period is $0.3 million and is equal to the amount of unrecognized expense of the original award at grant date fair value. To the extent the fair value of unvested restricted stock at the end of the period exceeds the grant date fair value, any incremental expense is recognized during the period.
During the current year, the Company continued to recognize compensation cost for the original value of the award as the fair value of the original award is greater than the period end fair value of unvested restricted shares. The difference between the change in the fair value of the liability and stock compensation recognized during the year of $0.1 million was recorded to additional paid in capital.
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

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s operating segments as of and for the fiscal years ended September 30, 2010, 2009 and 2008 (amounts in thousands):

	Fiscal year ended September 30, 2010
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$103,390	$23,301	$1,773	$128,464
Cost of sales, excluding available unused capacity costs	83,021	18,113	1,216	102,350
Available unused capacity costs	11,874	948	—	12,822
Gross profit	8,495	4,240	557	13,292
Operating income (loss)	312	3,403	(14,279)	(10,564)
Depreciation	13,762	1,567	1,132	16,461
Capital expenditures	3,175	627	608	4,410

	Fiscal year ended September 30, 2009
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$115,348	$20,996	$2,412	$138,756
Cost of sales, excluding available unused capacity costs	82,274	16,411	2,059	100,744
Available unused capacity costs	6,404	948	—	7,352
Gross profit	26,670	3,637	353	30,660
Operating income (loss)	14,186	2,307	(13,098)	3,395
Depreciation	13,490	1,667	1,194	16,351
Capital expenditures	14,983	642	581	16,206

	Fiscal year ended September 30, 2008
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
Net sales	$156,033	$25,910	$3,673	$185,616
Cost of sales	110,691	20,378	3,324	134,393
Gross profit	45,342	5,532	349	51,223
Operating income (loss)	33,961	3,019	(16,973)	20,007
Depreciation	13,353	2,030	1,093	16,476
Capital expenditures	101,628	2,568	3,519	107,715

	Total Assets
	Carbon	Technical	Corporate/
	Fibers	Fibers	Other	Total
September 30. 2010	$263,600	$22,655	$35,885	$322,140
September 30. 2009	293,200	27,614	46,031	366,845

Sales, long-lived assets, and net assets by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2010, 2009 and 2008 (amounts in thousands):

	2010			2009			2008
		Net Long			Net Long			Net Long
	Net	Lived	Net	Net	Lived	Net	Net	Lived	Net
	Sales(a)	Assets(b)	Assets	Sales(a)	Assets(b)	Assets	Sales(a)	Assets(b)	Assets
United States	$43,762	$41,536	$79,892	$34,036	$44,539	$247,569	$42,205	$47,617	$340,285
Denmark	*	—	—	35,351	—	—	49,109	—	—
Hungary	*	112,034	132,827	*	132,880	53,668	*	158,694	(14,641)
Germany	21,336	—	—	19,809	—	—	42,552	—	—
Spain	*	—	—	15,178	—	—	*	—	—
Other Europe	52,441	—	—	31,999	—	—	41,625	—	—
Asia	9,989	—	—	2,205	—	—	10,106	—	—
Mexico	*	78,091	79,979	*	79,491	14,228	*	82,583	21,022
Other areas	936	—	—	178	—	—	19	—	—

Total	$128,464	$231,661	$292,698	$138,756	$256,910	$315,465	$185,616	$288,894	$346,666

(a)	Revenues are attributed to countries based on the delivery location of the customer.

(b)	Property and equipment net of accumulated depreciation based on country location of assets.

*	Net sales for this country were less than 10% of total sales. Such sales were aggregated into “Other Europe,” “Asia” or “Other areas.”
12. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
(Amounts in thousands, except per share data)

Fiscal year 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$28,867	$26,029	$42,448	$31,120
Gross profit	3,947	1,452	4,655	3,238
Net loss	(483)	(4,986)	(444)	(426)

Basic and diluted loss per share:
Basic loss per share	$(0.01)	$(0.15)	$(0.01)	$(0.01)

Diluted loss per share	$(0.01)	$(0.15)	$(0.01)	$(0.01)

Fiscal year 2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$38,629	$36,006	$30,306	$33,815
Gross profit	10,264	9,118	6,160	5,118
Net (loss) income	535	473	(1,429)	(3,781)

Basic and diluted (loss) income per share:
Basic (loss) income per share	$0.02	$0.01	$(0.04)	$(0.11)

Diluted (loss) income per share	$0.02	$0.01	$(0.04)	$(0.11)

Annual earnings per share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that our internal control over financial reporting as of September 30, 2010 was effective.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth under the captions “Election of Directors,” “Other Matters” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by this reference. See also Item 4A of Part I of this report.
Item 11. Executive Compensation
The information set forth under the captions “Directors’ Fees” and “Compensation of Executive Officers” in the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership By Management” in the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Certain Transactions” and “Election of Directors” in the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by this reference.
Item 14. Principal Accounting Fees and Services
The information set forth under the caption “Principal Accountant Fees and Services” in the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial statements: The following financial statements and reports thereon are included in Item 8 of this report:
Report of Management
Reports of Independent Registered Public Accounting Firm — Ernst & Young LLP*
Report of Independent Registered Public Accounting Firm — Grant Thornton LLP
Consolidated Balance Sheets as of September 30, 2010 and 2009
Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

*	Report on financial statement schedule is included in Exhibit 23.1 hereto.
(2) The following financial statement schedule is included in Part IV of this report:
Rule 12-09 Valuation and Qualifying Accounts and Reserves

For the fiscal year ended September 30, 2010
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
				Charged to
	Balance at	Charged to		other			Balance at
	beginning of	costs and		accounts	Deductions		end of
	period	expenses		describe	describe		period
Reserve for doubtful accounts	$2,356	$497	(1)	$—	$2,675	(2)	$178

Reserve for inventory valuation	$665	$214	(3)	$—	$—		$879

Deferred tax valuation	$20,138	$—		$—	$1,622	(4)(5)	$18,516

For the fiscal year ended September 30, 2009
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
				Charged to
	Balance at	Charged to		other			Balance at
	beginning of	costs and		accounts	Deductions		end of
	period	expenses		describe	describe		period
Reserve for doubtful accounts	$1,754	$1,303	(1)	$—	$701	(2)	$2,356

Reserve for inventory valuation	$500	$165	(3)	$—	$—		$665

Deferred tax valuation	$30,815	$—		$—	$10,677	(4)(5)	$20,138

For the fiscal year ended September 30, 2008
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
				Charged to
	Balance at	Charged to		other			Balance at
	beginning of	costs and		accounts	Deductions		end of
	period	expenses		describe	describe		period
Reserve for doubtful accounts	$781	$1,300	(1)	$—	$327	(2)	$1,754

Reserve for inventory valuation	$645	$—		$—	$145	(7)	$500

Deferred tax valuation	$29,758	$1,057		$—	$—		$30,815	(6)

(1)	Write off of uncollectible receivable.

(2)	Recovery of receivables previously listed as doubtful.

(3)	Increase reserve for slow-moving product.

(4)	Reduction in required valuation allowance due to domestic NOL utilization.

(5)	Reduction in required valuation due to non-qualified stock options deduction for which no cash benefit has been realized.

(6)	Includes valuation allowance related to non-qualified stock options.

(7)	Company used and sold materials for which reserves were established primarily for slow-moving product.
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
Date: November 29, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZSOLT RUMY Zsolt Rumy	Chairman, President, Chief Executive Officer and Director	November 29, 2010

/s/ ANDREW W. WHIPPLE Andrew W. Whipple	Chief Financial Officer	November 29, 2010

/s/ LINN H. BEALKE Linn H. Bealke	Director	November 29, 2010

/s/ CHARLES A. DILL Charles A. Dill	Director	November 29, 2010

/s/ GEORGE E. HUSMAN George E. Husman	Director	November 29, 2010

/s/ MICHAEL D. LATTA Michael D. Latta	Director	November 29, 2010

/s/ PEDRO REYNOSO Pedro Reynoso	Director	November 29, 2010

Exhibit Index

Exhibit
Number	Description

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

10.6	Zoltek Companies, Inc. 2008 Director Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*

Exhibit
Number	Description

10.7	Zoltek Companies, Inc. 2008 Long Term Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*

10.8
Employment Agreement, dated March 1, 2008, between the Registrant and Karen Bomba, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.

10.9
Employment Agreement, dated November 26, 2008, between the Registrant and Andrew W. Whipple, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by this reference.

10.10
Second Trade Agreement dated as of May 29, 2007, between Vestas Wind Systems A/S and Zoltek Companies, Inc., filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K/A for the year ended September 30, 2008, and incorporated herein by this reference.**

21	Subsidiaries of the Registrant filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and incorporated herein by reference.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith

*	Management compensatory plan or arrangement

**	Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.