Form 10-Q
period 2010-12-31
ZOLTEK COMPANIES INC
filed 2011-02-04
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☒  No  ☐

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
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  As of February 7, 2011, 34,389,442 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share data)
(Unaudited)

	December 31,	September 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$30,432	$21,534
Accounts receivable, less allowance for doubtful accounts of $168 and $178	18,192	22,816
Inventories, net	35,628	38,002
VAT Receivable	3,632	5,703
Other current assets	2,268	2,251
Total current assets	90,152	90,306
Property and equipment, net	224,101	231,661
Other assets	127	173
Total assets	$314,380	$322,140

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$-	$981
Trade accounts payable	8,573	8,865
Accrued expenses and other liabilities	8,182	7,583
Construction payables	589	905
Total current liabilities	17,344	18,334
Hungarian grant, long-term	8,232	9,020
Deferred tax liabilties	841	792
Liabilities carried at fair value	1,324	1,296
Total liabilities	27,741	29,442
Commitments and contingencies (See Note 8)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,389,442 shares issued and outstanding at December 31, 2010 and September 30, 2010	344	344
Additional paid-in capital	480,387	480,302
Accumulated other comprehensive loss	(37,964)	(33,381)
Accumulated deficit	(156,128)	(154,567)
Total shareholders' equity	286,639	292,698
Total liabilities and shareholders' equity	$314,380	$322,140

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,
	2010	2009

Net sales	$32,862	$28,867
Cost of sales, excluding available unused capacity costs	26,492	22,149
Available unused capacity costs	2,296	2,771
Gross profit	4,074	3,947
Application and development costs	1,971	1,983
Selling, general and administrative expenses	3,298	4,713
Operating loss	(1,195)	(2,749)
Other income (expense):
Interest income	16	8
Gain on foreign currency transactions	426	345
Other expense, net	(213)	(412)
(Loss) gain on liabilities carried at fair value	(256)	858
Interest expense, excluding amortization of financing fees and debt discount	(55)	(134)
Amortization of financing fees and debt discount	-	(197)
Loss from operations before income taxes	(1,277)	(2,281)
Income tax expense (benefit)	284	(1,798)

Net loss	(1,561)	(483)

Basic and diluted loss per share	$(0.05)	$(0.01)

Weighted average common shares outstanding – basic and diluted	34,389,442	34,424,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

Balance, September 30, 2010	$292,698	$344	$480,302	$(33,381)	$(154,567)

Net loss	(1,561)	-	-	-	(1,561)
Foreign currency translation adjustment	(4,583)	-	-	(4,583)	-
Comprehensive loss	$(6,144)
Cash settlement of stock options	(23)	-	(23)	-	-
Difference between compensation and change in liability for restricted stock awards	85	-	85	-	-
Stock option expense	23	-	23	-	-

Balance, December 31, 2010	$286,639	$344	$480,387	$(37,964)	$(156,128)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Three months ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,561)	$(483)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,190	4,315
Amortization of financing fees and debt discount	-	197
Deferred taxes	119	(2,302)
Loss (gain) on liabilities carried at fair value	256	(858)
Foreign currency transaction gains	(713)	(796)
Stock compensation expense	237	650
Loss on disposal of assets	61	134
Changes in assets and liabilities:
Decrease in accounts receivable	4,650	6,468
Decrease (increase) in inventories	2,419	(171)
Decrease in other current assets and other assets	2,311	850
Increase (decrease) in trade accounts payable	(16)	(668)
Decrease in accrued expenses and other liabilities	(234)	(790)
Net cash provided by operations	11,719	6,546

Cash flows from investing activities:
Purchases of property and equipment	(1,185)	(650)
Decrease in construction payables	(322)	(134)
Proceeds from sale of fixed assets	-	80
Net cash used in investing activities	(1,507)	(704)

Cash flows from financing activities:
Stock options exercised	(35)	-
Repayment of convertible debt	-	(2,700)
Repayment of notes payable and credit lines	(981)	(2,733)
Net cash used in financing activities	(1,016)	(5,433)

Effect of exchange rate changes on cash and cash equivalents	(298)	(123)
Net increase in cash and cash equivalents	8,898	286
Cash and cash equivalents at beginning of year	21,534	20,943
Cash and cash equivalents at end of year	$30,432	$21,229

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

ZOLTEK COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, and Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC.  Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States.  Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts.  The Company’s primary sales markets are in Europe and the United States; however, the Company has an increasing presence in Asia.  Unless the context otherwise indicated, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.

The consolidated financial statements of the Company include the operations of its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which includes consolidated financial statements and notes thereto.  In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included.  The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Adoption of New Accounting Standards

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

Index

2.	INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	December 31,	September 30,
	2010	2010
Raw materials	$3,808	$6,988
Work-in-process	6,356	6,346
Finished goods	22,710	20,976
Consigned inventory	2,195	3,109
Supplies and other	559	583
	$35,628	$38,002

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.5 million and $0.9 million as of December 31, 2010 and September 30, 2010, respectively, to reduce the carrying value of inventories to a net realizable value. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.

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

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s operating segments for the three months ended December 31, 2010 and 2009 (in thousands):

	Three months ended December 31, 2010
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$25,067	$7,302	$493	$32,862
Cost of sales, excluding available unused capacity costs	20,500	5,754	238	26,492
Available unused capacity costs	2,066	230	-	2,296
Gross profit	2,501	1,318	255	4,074
Operating income (loss)	740	1,150	(3,085)	(1,195)
Depreciation	3,294	347	549	4,190
Capital expenditures	778	149	258	1,185

Index

	Three months ended December 31, 2009
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$23,942	$4,430	$495	$28,867
Cost of sales, excluding available unused capacity costs	17,884	3,795	470	22,149
Available unused capacity costs	2,427	344	-	2,771
Gross profit	3,631	291	25	3,947
Operating income (loss)	1,319	73	(4,141)	(2,749)
Depreciation	3,437	458	420	4,315
Capital expenditures	239	224	187	650

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
December 31, 2010	$247,953	$25,634	$40,793	$314,380
September 30. 2010	263,600	22,655	35,885	322,140

4.	FINANCING AND DEBT

Credit Facilities

U.S. Operations - The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expired January 1, 2011.  There were no borrowings as of December 31, 2010, with $10.0 million of availability.  On January 31, 2011, the Company extended its U.S. line of credit to January 1, 2012, which was made effective as of January 1, 2011.  No financial covenants currently apply to the credit facility from the U.S. bank.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in August 2010 and now expires on August 30, 2011. The revolving credit facility has a total commitment of the lesser of 1.9 billion Hungarian Forint (“HUF”) ($9.2 million as of December 31, 2010) or a borrowing base. There were no borrowings under this credit facility at December 31, 2010. The credit facility includes a term loan with quarterly interest payments.  There are no financial covenants associated with this facility.

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the December 31, 2010 exchange rate, is approximately $13.7 million.  The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers.  As of December 31, 2010, Zoltek’s Hungarian subsidiary has received approximately HUF 2.6 billion in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet.  The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested.  The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

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

Index

Amortization of Financing Fees and Debt Discount

The Company recorded no amortization of financing fees or debt discount for the three months ended December 31, 2010.  The table below shows the impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2009 (in thousands).

	Three months ended December 31, 2009
	Warrants	Conversion Features	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	18	33
October 2006 issuance	36	41	77
	$69	$85	154
Deferred financing costs			43
Total			$197

Long-term Debt

As of September 30, 2010, the Company had a note payable outstanding with interest at 4.1% variable with Libor, payable in monthly installments of interest and principal to maturity in January 2011 of $1.0 million.  During December 2010, the Company paid off the remaining note payable and had no debt at December 31, 2010.

5.	DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENT

Zoltek adopted ASC 820 (“ASC 820”) on October 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair vale measurements under ASC 820 is as follows:

Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

 Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

 Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Index

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumption as of December 31, 2010:

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	0.37	0.51	0.81	1.97
Risk-free interest rate	0.12%	0.18%	0.27%	0.61%
Stock volatility	72.23%	72.23%	72.23%	72.23%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

At December 31, 2010, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.6 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $0.3 million for the three months ended December 31, 2010.

Beginning in the quarter ended June 30, 2010, the Company determined that liability classification of its restricted shares is appropriate based on the recent trend of settling restricted shares in cash.  The unamortized fair value of the restricted shares was reclassified from equity to a liability carried at fair value on April 1, 2010.  The fair value of the restricted shares is determined using the current market price for the shares and an estimated forfeiture rate, an unobservable input.  Although the market price of the shares is based on quoted market prices in an active market, the forfeiture rate is considered to be a significant input and therefore we have deemed the liability associated with the restricted shares to be Level 3.

The fair value of warrants and restricted shares outstanding as of December 31, 2010 was as follows (amounts in thousands, except per share amounts):

		Fair Value Measurements at December 31, 2010
Description	December 31, 2010	Level 1	Level 2	Level 3

Warrant -- Date of Issuance

May 2006	$17	$-	$-	$17
July 2006	5	-	-	5
October 2006	47	-	-	47
December 2006	1,495	-	-	1,495

Restricted Shares	324		-	324

Total	$1,888	$-	$-	$1,888

	Fair Value Per Share	Shares Issuable Upon Exercise	Total Fair Value of Instrument

Warrant -- Date of Issuance

May 2006	$0.06	274,406	$17
July 2006	0.16	34,370	5
October 2006	0.46	102,835	47
December 2006	1.81	827,789	1,495

Restricted Shares		51,250	324

Total		1,290,650	$1,888

Index

The following is a summary of the change in fair value of the Company’s liabilities carried at fair value for the first quarter of fiscal 2011.

Warrant balance - September 30, 2010	$1,308
Change in fair value of warrants	256

Warrant balance - December 31, 2010	$1,564

Restricted share balance - September 30, 2010	$206
Change in fair value of restricted shares	118

Restricted share balance - December 31, 2010	$324

6.	EARNINGS PER SHARE

In accordance with ASC 260, the Company has evaluated its diluted loss per share calculation. The Company has outstanding warrants and stock options at December 31, 2010 and outstanding warrants, convertible debt and stock options at December 31, 2009 which are not included in the determination of diluted loss per because these shares are anti-dilutive.   Had these securities been dilutive, an additional 0.1 million and 0.2 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.

The following is the net loss per share for the three months ended December 31, 2010 and 2009, respectively (in thousands, except per share amounts):

	Three months ended December 31,
	2010	2009
Numerators:
Net loss	$(1,561)	$(483)

Denominators:
Average shares outstanding – basic	34,389	34,424
Impact of convertible debt, warrants and stock options	-	-
Average shares outstanding – diluted	34,389	34,424

Basic and diluted loss per share	$(0.05)	$(0.01)

Index

7.	STOCK OPTION COMPENSATION EXPENSE

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

Stock option awards.  Outstanding employee stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 and 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period.  Annually options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All options granted to directors vest immediately at time of grant. These options expire from 2010 through 2018.  Director options granted before 2008 expire 10 years from date of grant.  Director options granted in 2008 or thereafter have a five-year term. In the first quarter of fiscal 2011, a former director exercised his option on 7,500 shares. The company opted to settle the awards in cash in lieu of issuing shares.

Presented below is a summary of stock option plans activity for the three months ended December 31, 2010:

	Options	Wtd. Avg. Exercise Price	Options Exercisable	Wtd. Avg. Exercise Price
Balance, September 30, 2010	427,087	$22.21	410,837	$22.23
Granted	-	-
Exercised	(7,500)	5.47
Forfeited or cancelled	-	-
Balance, December 31, 2010	419,587	22.51	403,337	22.54

The following table summarizes information for options currently outstanding and exercisable at December 31, 2010:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number	Wtd. Avg. Exercise Price	Intrinsic Value
$2.07-5.47	32,000	3 years	$5.26	32,000	$5.26	$153,488
8.40-8.60	80,087	4 years	8.53	80,087	8.53	204,376
13.98-24.12	75,000	3 years	19.21	58,750	18.50	-
26.22-29.70	142,500	6 years	29.09	142,500	29.09	-
31.07-36.73	90,000	4 years	33.43	90,000	33.43	-
$2.07-36.73	419,587			403,337		$357,864

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life of option	3.8 years	3.8 & 4 years	4 & 7.5 years
Risk-free interest rate	0.4%	0.5%	1.8%
Volatility of stock	77%	79%	66%
Forfeiture rate	0%-25%	0%-25%	0%-30%

As of December 31, 2010, the Company had $0.1 million of total unrecognized compensation expense related to stock option plans that will be recognized over fiscal year 2011.

Index

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant.  Restricted shares granted to employees in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted in fiscal 2009 vest 50% in the second year and 50% in the third year from date of grant.  The balance of restricted stock shares outstanding was 51,250 shares at December 31, 2010. No restricted shares vested during the first quarter of fiscal 2011.

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

As of December 31, 2010, the remaining unamortized compensation cost related to restricted stock awards was $0.2 million which is expected to be recognized over the remaining vesting period of two to three years.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of FASB ASC 718, which was $0.2 million and $0.7 million for the three months ended December 31, 2010 and 2009, respectively. There were no recognized tax benefits during the three months ended December 31,  2010 or 2009, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset.

The Company uses the historical volatility of the Company's stock starting in November 2003, the date the Company received its first large order for carbon fibers, as that is when the Company considers its business to have changed from a research and development company to an operational company.

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

CONCENTRATION OF CREDIT RISK

Zoltek's carbon fiber products are primarily sold to customers in the wind energy and composite industries and its technical fibers are primarily sold to customers in the aerospace industry.  Entec Composite Machines’ products are primarily sold in the composite industry.  The Company performs ongoing credit evaluations and generally requires collateral for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

In the three months ended December 31, 2010 and 2009, we reported aggregate sales of $5.8 million and $16.0 million, to Vestas Wind Systems, a leading wind turbine manufacturer, and related open accounts receivable balances of $5.7 million and $16.1 million, respectively, as of the end of such periods.  In the three months ended December 31, 2010, we also reported aggregate sales of $4.6 million to Saertex GMBH & Co, a manufacturer of fabrics for the composite industry, including materials for production of wind turbines, and $4.0 million to Cuming Corporation, a manufacturer of composite materials for the offshore oil and gas industries, with related open accounts receivable balances of $1.7 million and $2.2 million, respectively, as of December 31, 2010.  These were the only customers that represented greater than 10% of consolidated net sales in these periods.

ENVIRONMENTAL

The Company's operations generate various hazardous wastes, including gaseous, liquid and solid materials. The operations of the Company's carbon fibers and technical fibers business segments utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. The Company does not believe that compliance by its carbon fibers and technical fibers operations with applicable environmental regulations will have a material adverse effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of interpretation of current laws or future changes in federal, state or international environmental laws or regulations on the business segment's results of operations or financial condition.

Index

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

During the first quarter of fiscal 2010, due to the favorable resolution of an uncertain tax matter with the Hungarian Tax Authority, the Company released a $2.3 million reserve on its uncertain tax positions.  As of December 31, 2010, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year.  We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.

During the first three months of fiscal 2011, the HUF weakened against the US dollar by approximately 3.7%.  As of December 31, 2010, the Company has a long-term loan to its Zoltek Zrt. subsidiary denominated in US dollars, which has incurred an unrealized loss for tax purposes during fiscal 2011 of $2.5 million due to the weakening of the HUF.   We intend to deduct the unrealized currency losses on the 2011 Hungarian tax returns.  This deduction further increases our tax net operating loss.

In July 2010, the Hungarian Parliament adopted a new tax law effective for the Company as of October 1, 2010.  Under the new rules, the 19% corporate rate is reduced to 10%, the lowest general corporate income tax rate in the EU. The 10% rate applies to a tax base up to HUF 500 million (approximately $2.3 million), with the 19% rate continuing to apply to a base exceeding this ceiling.  Hungary has also announced that effective January 1, 2013, the 19% tax rate will be eliminated and the corporate rate will be 10%, with no preconditions.

10.	FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to US dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented.  The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity.  Gains and losses from foreign currency transaction of Zoltek Zrt. are included in the results of operations as other income (expense).  The HUF weakened by 3.7% against the US dollar during the first quarter of fiscal 2011.  This currency fluctuation caused an increase of $4.6 million in our accumulated other comprehensive loss for the three months ended December 31, 2010.

The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the US dollar.

11.	NEW ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through December 31, 2010 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

Index

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

The decline in revenue during fiscal 2010 was primarily due to pricing decreases effective early in the fiscal year resulting from market pressures.  During fiscal 2010, the commercial carbon fibers markets we serve continued to be negatively impacted by the recessionary economic conditions in the United States and international economies.  These market conditions and over-supply of carbon fiber constrained pricing levels during fiscal 2010.  At the same time, our largest customer moved to a just-in-time inventory program which caused a temporary reduction in sales volume. The cost of our principal raw material increased substantially during fiscal 2010 as unscheduled shutdowns in production of acrylonitrile (“ACN”) in Europe coupled with an increase in demand for ACN drove market prices up more than 100% by fiscal year-end 2010 compared to fiscal year-end 2009. In addition, many of our customers are being impacted by the global economic downturn and difficult capital market conditions. During the first quarter of fiscal 2011, however, we noted overall carbon fiber market demand starting to firm.  The temporary lull in sales seems to have ended and we noted an increase in technical fiber sales partly because some customers built up inventory at calendar year-end.  We also implemented limited price increases to take effect in the second quarter of our fiscal year reflecting to some degree this growing demand and also higher cost in ACN.  Management continues to believe that the demand for our products will continue to grow this year and that we are well positioned to supply this market.

We are aggressively marketing to obtain new business in both existing and new applications. New applications tend to require relatively long sales cycles due to the new product development and manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. Targeted new application areas include automotive and aerospace secondary structures. During 2010, we have added additional sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success in new customers and sales in those regions.  We expect our market development efforts will be successful over the long run.

In addition to the adverse impact of the global economic downturn, three other key factors in 2009 and 2010 led to declines in our revenues, operating earnings and margins. First, after years of growing at a 20-25% annual rate, worldwide growth in electricity generation from wind energy has slowed. Second, market conditions and over-supply of carbon fiber depressed prices and caused a decline in revenue. Third, available unused capacity was responsible for $12.8 million in unallocated costs (including depreciation) during fiscal 2010, without contributing to revenues or gross profit. While we are confident that the additional capacity will be quickly absorbed when the wind energy business returns to a more robust growth rate and new customers and applications develop, available unused capacity will continue to negatively impact gross margins and operating income. We could take steps to significantly reduce these charges in the future, but we view them as an investment in maintaining our facilities and core staff in a ready mode to minimize the cost and time to restart facilities as market conditions change.

Index

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

Gross profit.  Our consolidated gross profit margins for the first quarter of fiscal 2011 and 2010, respectively, were 12.4% and 13.7%.  Management focuses on improving the gross profit over the long-term while leading the commercialization of carbon fiber and controlling associated costs.   As such, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging markets.   Gross margin was negatively impacted by 7.0% by available unused capacity costs of $2.3 million in the first quarter of fiscal 2011.  The primary cost components of our carbon fiber and technical fiber segments are ACN, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production, and energy.

Operating expenses.  Our operating expenses are driven by headcount and related administrative costs, marketing costs, and research and development costs. We monitor headcount levels in specific geographic and operational areas.  We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.

Cash flow from operating activities.  Operating activities generated cash of $11.7 million and $6.5 million in the first quarter of fiscal 2011 and 2010, respectively.  Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital.   It also provides meaningful insight into the management of our working capital.

Liquidity and cash flows.  Due to the variability in revenue, our cash position varies.  We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover.

BUSINESS TRENDS

At the end of fiscal 2008, we substantially completed our expansion plans and essentially doubled our production capacity over the immediately preceding two fiscal years.  Our capacity increase was completed just as world trade dropped and the global economy began to experience deep recession.  During fiscal 2009 and fiscal 2010, we experienced a sudden, but we believe only temporary, slowdown in the growth of the wind turbine business.  We believe that in the first quarter of this fiscal year demand continued to firm and we expect our sales to grow as we move forward through the remainder of this fiscal year.  Inasmuch as producers of carbon fibers for commercial and aerospace applications had greatly increased their installed capacity over the past few years, we have seen intensified competition between aerospace and commercial carbon fiber manufacturers in cross-over applications (e.g., sporting goods)  for which either aerospace or commercial carbon fibers may be utilized.

In this  business environment, management continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites.  Management primarily emphasized the following areas:

•
Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in India, China and Korea.

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

•
Operating Cash Flow and Cash Management.   Due to a 13.8% increase in sales, we reported positive operating cash flow of $11.7 million during the first quarter of fiscal 2011, compared to positive operating cash flow of $6.5 million during the first quarter of fiscal 2010.  Reduced accounts receivable provided cash of $4.6 million during the first quarter of fiscal 2011.   We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding.  The Company reported $1.2 million of capital expenditures during the first quarter of fiscal 2011.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

The Company's sales increased 13.8%, or $4.0 million, to $32.9 million in the first quarter of fiscal 2011 from $28.9 million in the first quarter of fiscal 2010.During the first quarter of fiscal 2011, there was a 32.8% increase in volume of product shipments compared to the first quarter of 2010, which accounted for an increase in revenue of approximately $5.1 million.  The majority of our European sales are denominated in Euros, which weakened versus the US dollar during the first quarter of 2011 as compared to the first quarter of 2010, which decreased sales by approximately $0.9 million, compared to the prior year quarter.  Carbon fiber sales increased 4.7%, or $1.2 million, to $25.1 million in the first quarter of fiscal 2011 from $23.9 million in the first quarter of fiscal 2010.  Technical fiber sales increased 64.8%, or $2.9 million, to $7.3 million in the first quarter of fiscal 2011 from $4.4 million in the first quarter of fiscal 2010 due to increased shipments to aircraft brake customers.  Other revenues remained constant at $0.5 million during the first quarters of fiscal 2011 and 2010.

The Company's cost of sales increased by 15.5%, or $3.9 million, to $28.8 million in the first quarter of fiscal 2011 from $24.9 million in the first quarter of fiscal 2010.  The increase in cost of sales reflected increased sales of 13.8% discussed above and increased raw material costs as demand for ACN drove up market prices.  Carbon fiber cost of sales increased by 11.1%, or $2.3 million, to $22.6 million for the first quarter of fiscal 2011 from $20.3 million for the first quarter of fiscal 2010 as a result of the increase in raw material costs. The increase in carbon fiber cost of sales reflected increased sales of 4.7% discussed above.  Technical fiber cost of sales increased $1.8 million, or 44.6%, to $6.0 million for the first quarter of fiscal 2011 from $4.1 million for the first quarter of fiscal 2010 as a result of the increased sales noted above.

Included in the Company’s cost of sales were available unused capacity costs of $2.3 million and $2.8 million for the first quarter of fiscal 2011 and first quarter of fiscal 2010, respectively. During the first quarter of fiscal 2011 and 2010, these costs are comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $2.1 million and $2.4 million for the carbon fiber segment and $0.2 million and $0.4 million for the technical fiber segment, respectively.  The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions. The cost of sales of the corporate/other products segment decreased for the first quarter ended fiscal 2011 to $0.2 million compared to $0.5 million for the first quarter ended fiscal 2010.

The Company's gross profit increased by $0.2 million, to $4.1 million, or 12.4% of sales in the first quarter of fiscal 2011 from $3.9 million, or 13.7% of sales in the first quarter of fiscal 2010.  Carbon fiber gross profit percentage decreased to 10.0% for the first quarter of fiscal 2011 compared to 15.2% for the first quarter of fiscal 2010.  Carbon fiber gross profit decreased to $2.5 million from $3.6 million during these respective periods.  The decreases in carbon fiber gross profit and gross profit percentage resulted primarily from increases in raw material costs as an increase in demand for ACN drove market prices up more than 50% from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2011.  Technical fiber gross profit increased to $1.3 million, or 18.1% of sales, in the first quarter of fiscal 2011 from $0.3 million, or 6.6% of sales, in the first quarter of fiscal 2010.  The increases in technical fiber gross profit and margin resulted from favorable product sales mix. The corporate/other products segments reported gross profit of $0.3 million for the first quarter of fiscal 2011 compared to slightly less than $0.1 million for the first quarter of fiscal 2010.

Application and market development costs were $2.0 million for both the first quarter of fiscal 2011 and 2010.  These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses for continuing operations were $3.3 million in the first quarter of fiscal 2011 compared to $4.7 million in the first quarter of fiscal 2010. The Company recorded $0.2 million for the cost of employee and director services received in exchange for equity instruments under FASB ASC 718 during the first quarter of fiscal 2011, a decrease of $0.5 million from the expense of $0.7 million in the first quarter of fiscal 2010.   Additionally, the decrease was due to a $0.1 million decrease in bad debt expense and a $0.1 million decrease in professional fees.  During the third quarter of fiscal 2010, the Company realigned its organizational structure, assigning some management personnel from administrative roles to better focus on operations.

Operating loss from the first quarter of fiscal 2011 was $1.2 million, a decrease of $1.5 million from the operating loss of $2.7 million incurred during the first quarter of fiscal 2010.   This decrease resulted primarily from an increase in gross profit of $0.1 million and a decrease in selling, general and administrative expenses of $1.4 million.  Carbon fiber operating income declined to $0.7 million in the first quarter of fiscal 2011 from $1.3 million in the first quarter of fiscal 2010. The decline resulted from lower gross profit as discussed above.  Operating income from technical fibers increased to $1.2 million in the first quarter of fiscal 2011 from $0.1 million in the first quarter of fiscal 2010.  The increase in technical fiber operating income resulted from the increase in gross profit described above.  Other products/ headquarters operating loss decreased to a loss of $3.1million in the first quarter of fiscal 2011 to a loss of $4.1 million in the first quarter of fiscal 2010 due to decreases in application and development, litigation, and selling, general, and administrative costs as discussed.

Index

There was no amortization of financing fees and debt discounts, which are non-cash expenses, for the first quarter of fiscal 2011 compared to $0.2 million for the first quarter of fiscal 2010 (see   “– Liquidity and Capital Resources") due to repayment of debt.

Gain on foreign currency translations improved to $0.4 million for the first quarter of fiscal 2011, compared to $0.3 million for the first quarter of fiscal 2010.  During the first three months of fiscal 2011 and 2010, the Euro and the US dollar gained in value against the HUF.  As most of the Company’s accounts receivables are denominated in Euros, the strengthening in value resulted in a gain recognized in our Hungarian subsidiary.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Other expense, net, was $0.2 million in the first quarter of fiscal 2011 compared to $0.4 million for the first quarter of fiscal 2010. Other expense, net consists primarily of loss from the disposal of fixed assets.

Loss on liabilities carried at fair value was $0.3 million in the first quarter of fiscal 2011 compared to a gain of $0.9 million in the first quarter of fiscal 2010 (see   “– Liquidity and Capital Resources – Derivative Instruments and Fair Value Measurements").

Income tax expense was $0.3 million for the first quarter of fiscal 2011 compared to a benefit of $1.8 million for the first quarter of fiscal 2010.  During the first quarter, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law which makes effective for fiscal years beginning after January 1, 2013 a flat 10% corporate rate.  An additional $0.1 million was incurred related to the local Hungarian municipality tax and $0.1 million was recorded related to US and Mexico minimum tax payments.  A tax benefit of approximately $0.2 million was recorded related to an increase in Hungary’s deferred tax position.  During the first quarter of fiscal 2010, the Company released a $2.3 million reserve on its uncertain tax positions.  An additional income tax expense of $0.2 million was incurred related to the local Hungarian municipality tax and $0.3 million due to a decrease in Hungary’s deferred tax position.

The foregoing resulted in net loss of $1.6 million for the first quarter of fiscal 2011 compared to a loss of $0.5 million for first quarter of fiscal 2010. Similarly, the Company reported loss per share of $0.05 and $0.01 per share on a basic and diluted basis for the first quarter of fiscal 2011 and 2010, respectively. The weighted average basic common shares outstanding were 34.4 million for the first quarters of both fiscal 2011 and 2010.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and anticipated credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2011.

Cash Provided (Used) In Continuing Operating Activities

Operating activities provided $11.7 million of cash for the first quarter of fiscal 2011. Inventory levels used $2.4 million during the first quarter of fiscal 2011.  Cash flows were positively affected by depreciation of $4.2 million for the first quarter of fiscal 2011, which was included in the operating loss of $1.2 million.  Cash collections reduced accounts receivables by $4.6 million during the first quarter of fiscal 2011.  Payables and accrued expenses decreased by $0.2 million.

Operating activities provided $6.5 million of cash for the first quarter of fiscal 2010. Inventory levels used $0.2 million during the first quarter of fiscal 2010.  Cash flows were positively affected by depreciation of $4.3 million for the first quarter of fiscal 2010, which was included in the operating loss of $2.7 million.  Cash collections reduced accounts receivables by $6.5 million during the first quarter of fiscal 2010.   Payables and accrued expenses decreased by $1.5 million.

Cash Used In Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2011 was $1.5 million, which consisted of capital expenditures on existing production lines and new equipment.  Approximately $4.6 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations.

Index

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

Cash (Used) Provided By Financing Activities

Net cash used by financing activities was $1.0 million for the first quarter of fiscal 2011 resulting from repayment of notes payable.   Net cash used by financing activities was $5.4 million for the first quarter of fiscal 2010 resulting from repayment of convertible debt and lines of credit.

Credit Facilities

U.S. Operations - The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expired January 1, 2011.  There were no borrowings as of December 31, 2010, with $10.0 million of availability.  On January 31, 2011, the Company extended its U.S. line of credit to January 1, 2012, which was made effective as of January 1, 2011.  No financial covenants currently apply to the credit facility from the U.S. bank.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in August 2010 and now expires on August 30, 2011. The revolving credit facility has a total commitment of the lesser of 1.9 billion HUF ($9.2 million as of December 31, 2010) or a borrowing base.  There were no borrowings under this credit facility at December 31, 2010. The credit facility includes a term loan with quarterly interest payments.  There are no financial covenants associated with this facility.

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the December 31, 2010 exchange rate, is approximately $13.7 million.  The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers.  As of December 31, 2010, Zoltek’s Hungarian subsidiary has received approximately HUF 2.6 billion in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet.  The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested.  The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

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

Index

Amortization of Financing Fees and Debt Discount

The Company recorded no amortization of financing fees or debt discount for the three months ended December 31, 2010.  The table below shows the impact of amortization of financing fees and debt discount on the financial results for the three months ended December 31, 2009 (in thousands).

	Three months ended December 31, 2009
	Warrants	Conversion Features	Total
May 2006 issuance	$18	$26	$44
July 2006 issuance	15	18	33
October 2006 issuance	36	41	77
	$69	$85	154
Deferred financing costs			43
Total			$197

Earnings Per Share

In accordance with ASC 260, the Company has evaluated its diluted income (loss) per share calculation. The Company has outstanding warrants, convertible debt, and stock options at December 31, 2010 and 2009 which are not included in the determination of diluted loss per share for the three months ended December 31, 2010 and 2009 because these shares are anti-dilutive.   Had these securities been dilutive, an additional 0.1 million and 0.2 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.

The following is the net loss per share for the three months ended December 31, 2010 and 2009, respectively (in thousands, except per share amounts):

	Three months ended December 31,
	2010	2009
Numerators:
Net loss	$(1,561)	$(483)

Denominators:
Average shares outstanding – basic	34,389	34,424
Impact of convertible debt, warrants and stock options	-	-
Average shares outstanding – diluted	34,389	34,424

Basic and diluted loss per share	$(0.05)	$(0.01)

DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENT

Zoltek adopted ASC 820 (“ASC 820”) on October 1, 2008.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair vale measurements under ASC 820 is as follows:

Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Index

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumption as of December 31, 2010:

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants	0.37	0.51	0.81	1.97
Risk-free interest rate	0.12%	0.18%	0.27%	0.61%
Stock volatility	72.23%	72.23%	72.23%	72.23%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

At December 31, 2010, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.6 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $0.3 million for the three months ended December 31, 2010.

Beginning in the quarter ended June 30, 2010, the Company determined that liability classification of its restricted shares is appropriate based on the recent trend of settling restricted shares in cash.  The unamortized fair value of the restricted shares was reclassified from equity to a liability carried at fair value on April 1, 2010.  The fair value of the restricted shares is determined using the current market price for the shares and an estimated forfeiture rate, an unobservable input.  Although the market price of the shares are based on quoted market prices in an active market, the forfeiture rate is considered to be a significant input and therefore we have deemed the liability associated with the restricted shares to be Level 3.

The fair value of warrants outstanding as of December 31, 2010 was as follows (amounts in thousands, except per share amounts):

		Fair Value Measurements at December 31, 2010
Description	December 31, 2010	Level 1	Level 2	Level 3

Warrant -- Date of Issuance

May 2006	$17	$-	$-	$17
July 2006	5	-	-	5
October 2006	47	-	-	47
December 2006	1,495	-	-	1,495

Restricted Shares	324		-	324

Total	$1,888	$-	$-	$1,888

Index

	Fair Value Per Share	Shares Issuable Upon Exercise	Total Fair Value of Instrument

Warrant -- Date of Issuance

May 2006	$0.06	274,406	$17
July 2006	0.16	34,370	5
October 2006	0.46	102,835	47
December 2006	1.81	827,789	1,495

Restricted Shares		51,250	324

Total		1,290,650	$1,888

The following is a summary of the change in fair value of the Company’s liabilities carried at fair value for the first quarter of fiscal 2011.

Warrant balance - September 30, 2010	$1,308
Change in fair value of warrants	256

Warrant balance - December 31, 2010	$1,564

Restricted share balance - September 30, 2010	$206
Change in fair value of restricted shares	118

Restricted share balance - December 31, 2010	$324

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

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to US dollars, respectively, at the exchange rates in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses.  The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico.  Zoltek Zrt. has a functional currency of the HUF.    As a result, the Company is exposed to foreign currency risks related to this investment.  The functional currency of Zoltek de Mexico changed as of November 1, 2008 from the Mexican Peso to the US dollar.  The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

Index

As of December 31, 2010, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in US dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the US dollar at December 31, 2010 and 2009 amounted to $10.8 million and $10.8 million, respectively.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.  In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

As of December 31, 2010, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico million resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the US dollar at December 31, 2010 because Zoltek de Mexico’s functional currency is the US dollar.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of certain raw materials, such as ACN and utilities.  Due to competition and market conditions, volatile price increases cannot always be passed on to our customers.  Management assesses commodity price trends on a regular basis and seeks to adjust purchasing accordingly.   The Company does not currently utilize derivative instruments to hedge purchases of commodities.

*  *  *
Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

The forward-looking statements contained in this report are inherently subject to risks and uncertainties.  The Company’s actual results could differ materially from those in the forward-looking statements.  The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber and precursor raw materials and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; (14) establish prepreg capacity; and (15) manage the risks identified under “Risk Factors” in our filings with the SEC.

*  *  *

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended .  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Index

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2010, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

ZOLTEK COMPANIES, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 8 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 5.	Other Information.

On January 31, 2011, the Company extended its U.S. line of credit until January 1, 2012.  The revolving credit facility has a total commitment of the lesser of $10.0 million or an amount equal to a percentage of eligible accounts receivable plus a percentage of eligible inventories.  A copy of the amendment to the credit facility and the related promissory note filed as Exhibit 10.1 hereto.

Item 6.	Exhibits.

See Exhibit Index

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc.
(Registrant)

Date: February 3, 2011	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

Index

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Fourth Amendment to Credit Agreement, dated as of January 31, 2011, by and among registrant and M&I Marshall and Illsley Bank

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.