Form 10-Q
period 2011-03-31
ZOLTEK COMPANIES INC
filed 2011-05-05
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q
(Mark one)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2011
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
Yes  x    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes        No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer ____     Accelerated Filer   X      Non-accelerated Filer ____    Smaller Reporting Company ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No   x

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  As of May 5, 2011, 34,378,192 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
 INDEX

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets – March 31, 2011 and September 30, 2010
Condensed Consolidated Statements of Operations – Three Months and Six Months Ended March 31, 2011 and 2010
Condensed Consolidated Statement of Changes in Shareholders’ Equity – Six Months Ended March 31,
2011
Condensed Consolidated Statements of Cash Flows – Three Months and Six Months Ended March 31, 2011 and 2010
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share data)
(Unaudited)
	March 31,	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$20,657	$21,534
Accounts receivable, less allowance for doubtful accounts of $86 and $178	25,359	22,816
Inventories, net	39,009	38,002
VAT Receivable	4,104	5,703
Other current assets	5,298	2,251
Total current assets	94,427	90,306
Property and equipment, net	232,742	231,661
Other assets	94	173
Total assets	$327,263	$322,140

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$-	$981
Trade accounts payable	9,566	8,865
Accrued expenses and other liabilities	9,304	7,583
Construction payables	396	905
Total current liabilities	19,266	18,334
Hungarian grant, long-term	8,925	9,020
Deferred tax liabilties	631	792
Liabilities carried at fair value	1,944	1,296
Total liabilities	30,766	29,442
Commitments and contingencies (See Note 8)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and
outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,378,192
shares issued and outstanding at March 31, 2011 and 34,389,442 at September 30, 2010	344	344
Additional paid-in capital	480,749	480,302
Accumulated other comprehensive loss	(23,360)	(33,381)
Accumulated deficit	(161,236)	(154,567)
Total shareholders' equity	296,497	292,698
Total liabilities and shareholders' equity	$327,263	$322,140

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Net sales	$37,099	$26,029	$69,961	$54,896
Cost of sales, excluding available unused capacity costs	30,357	20,294	56,854	42,443
Available unused capacity costs	4,295	4,283	6,590	7,054
Gross profit	2,447	1,452	6,517	5,399
Application and development costs	2,162	1,965	4,132	3,949
Selling, general and administrative expenses	3,577	4,531	6,875	9,245
Operating loss	(3,292)	(5,044)	(4,490)	(7,795)
Other (expense) income:
Interest expense, net, including amortization of financing
fees and debt discount	(3)	(217)	(42)	(539)
Loss on foreign currency transactions	(1,497)	(382)	(1,071)	(36)
Other expense, net	(54)	(217)	(265)	(629)
(Loss) gain on liabilities carried at fair value	(277)	274	(533)	1,132
Loss from operations before income taxes	(5,123)	(5,586)	(6,401)	(7,867)
Income tax expense (benefit)	(16)	(600)	268	(2,398)

Net loss	(5,107)	(4,986)	(6,669)	(5,469)

Basic and diluted loss per share	$(0.15)	$(0.14)	$(0.19)	$(0.16)

Weighted average common shares outstanding – basic and diluted	34,382,414	34,417,071	34,385,967	34,420,796

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit

Balance, September 30, 2010	$292,698	$344	$480,302	$(33,381)	$(154,567)

Net loss	(6,669)	-	-	-	(6,669)
Foreign currency translation adjustment	10,021	-	-	10,021	-
Comprehensive income	$3,352
Cash settlement of stock options	(23)	-	(23)	-	-
Difference between compensation expense
and change in liability for restricted stock
awards	125	-	125	-	-
Stock option expense	345	-	345	-	-

Balance, March 31, 2011	$296,497	$344	$480,749	$(23,360)	$(161,236)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Six months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,669)	$(5,469)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	8,495	8,417
Amortization of financing fees and debt discount	-	289
Deferred tax benefit	(235)	(2,962)
Loss (gain) on liabilities carried at fair value	533	(1,132)
Foreign currency transaction loss (gain)	1,923	(306)
Stock compensation expense	697	1,563
Loss on disposal of assets	239	154
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,779)	10,280
Decrease in inventories	891	4,490
(Increase) decrease in other current assets and other assets	(880)	1,728
Increase (decrease) in trade accounts payable	302	(3,523)
Increase (decrease) in accrued expenses and other liabilities	833	(1,082)
Net cash provided by operations	4,350	12,447

Cash flows from investing activities:
Purchases of property and equipment	(2,886)	(2,105)
Decrease in construction payables	(509)	(309)
Proceeds from sale of fixed assets	24	83
Proceeds received from Hungarian grant	22	55
Net cash used in investing activities	(3,349)	(2,276)

Cash flows from financing activities:
Repayment of convertible debt	-	(3,600)
Repayment of notes payable and credit lines	(981)	(4,524)
Cash settlement of restricted shares	(143)	-
Cash settlement of stock options	(34)	(143)
Net cash used in financing activities	(1,158)	(8,267)

Effect of exchange rate changes on cash and cash equivalents	(720)	(231)
Net (decrease) increase in cash and cash equivalents	(877)	1,673
Cash and cash equivalents at beginning of year	21,534	20,943
Cash and cash equivalents at end of year	$20,657	$22,616

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

Adoption of New Accounting Standards

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

2. INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	March 31,	September 30,
	2011	2010
Raw materials	$9,776	$6,988
Work-in-process	6,809	6,346
Finished goods	18,957	20,976
Consigned inventory	3,182	3,109
Supplies and other	285	583
	$39,009	$38,002

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.4 million and $0.9 million as of March 31, 2011, and September 30, 2010, respectively, to reduce the carrying value of inventories to a net realizable value. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.

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

In March 2011, we realigned our sales team to focus on the three areas of business development:  wind energy, composite intermediates and technical fibers. This is in addition to Zoltek Automotive, which we established to be a major application development unit. The purpose of this reorganization is to better align Zoltek resources with specific market opportunities and anticipated future growth. Wind energy and composite intermediates are not product lines, but rather market and application areas presented within the carbon fiber business segment.

The carbon fibers and technical fibers segments’ production facilities are located geographically in the United States, Hungary and Mexico.  The remaining business represented in the corporate/other products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the corporate headquarters.

Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s operating segments for the three and six months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$30,122	$6,493	$484	$37,099
Cost of sales, excluding available unused capacity costs	24,699	5,401	257	30,357
Available unused capacity costs	3,740	555	-	4,295
Gross profit	1,683	537	227	2,447
Operating income (loss)	(503)	383	(3,172)	(3,292)
Depreciation	3,622	345	337	4,304
Capital expenditures	1,242	300	190	1,732

	Three months ended March 31, 2010
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$19,654	$5,973	$402	$26,029
Cost of sales, excluding available unused capacity costs	15,494	4,486	314	20,294
Available unused capacity costs	3,733	550	-	4,283
Gross profit	427	937	88	1,452
Operating income (loss)	(1,623)	731	(4,152)	(5,044)
Depreciation	3,274	434	393	4,101
Capital expenditures	970	288	197	1,455

	Six months ended March 31, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$55,189	$13,794	$978	$69,961
Cost of sales, excluding available unused capacity costs	45,275	11,084	495	56,854
Available unused capacity costs	5,732	858	-	6,590
Gross profit	4,182	1,852	483	6,517
Operating income (loss)	20	1,533	(6,043)	(4,490)
Depreciation	7,130	692	673	8,495
Capital expenditures	1,989	449	448	2,886

	Six months ended March 31, 2010
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$43,596	$10,403	$897	$54,896
Cost of sales, excluding available unused capacity costs	33,379	8,282	782	42,443
Available unused capacity costs	6,160	894	-	7,054
Gross profit	4,057	1,227	115	5,399
Operating income (loss)	(335)	792	(8,252)	(7,795)
Depreciation	6,713	892	812	8,417
Capital expenditures	1,209	512	384	2,105

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
March 31, 2011	$265,794	$30,949	$30,520	$327,263
September 30. 2010	263,600	22,655	35,885	322,140

4. FINANCING AND DEBT

Credit Facilities

U.S. Operations - The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2012. There were no borrowings as of March 31, 2011, with $10.0 million of availability.  No financial covenants currently apply to the credit facility from the U.S. bank.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in August 2010 and now expires on August 30, 2011. The overdraft facility has a total commitment of the lesser of 1.9 billion Hungarian Forint (“HUF”) ($10.2 million as of March 31, 2011) or a  borrowing base ($6.6 million as of March 31, 2011). There were no borrowings under this credit facility at March 31, 2011. There are no financial covenants associated with this facility.

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the March 31, 2011 exchange rate, is approximately $15.3 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of March 31, 2011, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

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

Long-term Debt

As of September 30, 2010, the Company had a note payable outstanding with interest at 4.1% variable with Libor, payable in monthly installments of interest and principal to maturity in January 2011 of $1.0 million. During December 2010, the Company paid off the remaining note payable and had no debt outstanding at March 31, 2011.

5. FAIR VALUE MEASUREMENT OF INSTRUMENTS

Zoltek adopted ASC 820 on October 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair vale measurements under ASC 820 is as follows:

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

The Company adopted ASC 815-40 on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006 and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a fair value liability, which requires separate accounting pursuant to ASC 815-40. The fair value of the warrants was reclassified from equity to a fair value liability on October 1, 2009.

The Company used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants, which is an unobservable input. Therefore, we have deemed the fair value liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumption as of March 31, 2011:

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants (in years)	0.12	0.27	0.57	1.72
Risk-free interest rate	0.07%	0.07%	0.14%	0.81%
Stock volatility	71.86%	71.86%	71.86%	71.86%
Dividend yield	0.00%	0.00%	0.00%	0.00%

A fair value liability of $3.1 million was established as of October 1, 2009. The adoption of ASC 815-40 also resulted in a cumulative adjustment to accumulated deficit of $12.6 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The warrants are remeasured and adjusted to fair value at the end of each reporting period. If the warrants are not exercised, the fair value liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.

At March 31, 2011, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.8 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a loss totaling $0.3 million and $0.5 million for the three and six months ended March 31, 2011, respectively.

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

The fair value of warrants and restricted shares outstanding as of March 31, 2011 was as follows (amounts in thousands, except share and per share amounts):

		Shares		Fair Value Measurements at March 31, 2011
Description	Fair Value Per Share	Issuable Upon Exercise	March 31, 2011	Level 1	Level 2	Level 3

Warrant -- Date of Issuance

May 2006	$0.003	274,406	$1	$-	$-	$1
July 2006	0.062	34,370	2	-	-	2
October 2006	0.409	102,835	42	-	-	42
December 2006	2.170	827,789	1,796	-	-	1,796

Restricted Shares		40,000	278		-	278

Total		1,279,400	$2,119	$-	$-	$2,119

The warrant balance increased by $0.5 million related to a change in fair value to $1.8 million at March 31, 2011, from $1.3 million at September 30, 2010. The restricted shares balance decreased by $0.1 million related to the settlements of vested restricted shares and increased by $0.2 million related to an increase in fair value for a total balance of $0.3 million at March 31, 2011, from $0.2 million at September 30, 2010.

6. EARNINGS PER SHARE

In accordance with ASC 260, the Company has evaluated its diluted loss per share calculation. The Company has outstanding warrants and stock options at March 31, 2011 and outstanding warrants, convertible debt and stock options at March 31, 2010 which are not included in the determination of diluted loss per because these shares are anti-dilutive. Had these securities been dilutive, an additional 0.1 million shares would have been included in the Company’s diluted loss per share calculation for both years.

The following is the net loss per share for the three and six months ended March 31, 2011 and 2010, respectively (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Numerators:
Net loss	$(5,107)	$(4,986)	$(6,669)	$(5,469)

Denominators:
Average shares outstanding – basic	34,382	34,417	34,386	34,421
Impact of convertible debt, warrants and stock options	-	-	-	-
Average shares outstanding – diluted	34,382	34,417	34,386	34,421

Basic and diluted loss per share	$(0.15)	$(0.14)	$(0.19)	$(0.16)

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

Stock option awards.  Outstanding employee stock options expire 10 years from the date of grant or upon termination of employment. Options granted to employees in 2007 and 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. The fair value of all options is amortized on a straight-line basis over the vesting period. Annually options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock.  All options granted to directors vest immediately at time of grant. These options expire from 2011 through 2018.

Director options granted before 2008 expire 10 years from date of grant.  Director options granted in 2008 or thereafter have a five-year term. At September 30, 2010, there were 427,087 options outstanding at an average exercise price of $22.21.  Of the total outstanding, 410,837 options were exercisable at a weighted average exercise price of $22.23. In the first quarter of fiscal 2011, a former director exercised his option on 7,500 shares at an exercise price of $5.47. The company opted to settle the award in cash in lieu of issuing shares. During the second quarter of fiscal 2011, the Directors were issued options to purchase 37,500 shares of common stock at an exercise price of $11.94. Based on this activity, total options outstanding at March 31, 2011, were 457,087 at an average exercise price of $21.64. Of the total outstanding, 440,837 options were exercisable at a weighted average exercise price of $21.64.

The following table summarizes information for options currently outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number	Wtd. Avg. Exercise Price	Intrinsic Value
$2.07-5.47	32,000	3 years	$5.26	32,000	$5.26	$261,302
8.40-8.60	80,087	4 years	8.53	80,087	8.53	497,063
11.94-24.12	112,500	6 years	16.79	96,250	15.95	55,875
26.22-29.70	142,500	6 years	29.09	142,500	29.09	-
31.07-36.73	90,000	4 years	33.43	90,000	33.43	-
$2.07-36.73	457,087			440,837		$814,240

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life of option	5 years	3.8 years	3.8 & 4 years	4 & 7.5 years
Risk-free interest rate	2.4%	0.4%	0.5%	1.8%
Volatility of stock	73%	77%	79%	66%
Forfeiture rate	0%-25%	0%-25%	0%-25%	0%-30%

As of March 31, 2011, the Company had less than $0.1 million of total unrecognized compensation expense related to stock option plans that will be recognized over the fiscal year 2011.

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted to employees in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted in fiscal 2009 vest 50% in the second year and 50% in the third year from date of grant. The balance of restricted stock shares outstanding was 40,000 shares at March 31, 2011. There were 11,250 restricted shares that vested during the second quarter of fiscal 2011. The Company opted to settle the awards in cash.

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

As of March 31, 2011, the remaining unamortized compensation cost related to restricted stock awards was $0.1 million which is expected to be recognized over the remaining vesting period of two years.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was $0.5 million and $0.7 million for the three and six months ended March 31, 2011 and $0.9 million and $1.6 million for the three and six months ended March 31, 2010, respectively. There were no recognized tax benefits during the six months ended March 31, 2011 or 2010, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset.

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

In the three months ended March 31, 2011 and 2010, we reported aggregate sales of $11.4 million and $6.0 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer. In the three months ended March 31, 2011, we also reported aggregate sales of $5.0 million to Saertex GMBH & Co, a manufacturer of fabrics for the composite industry, including materials for production of wind turbines, and $5.1 million to Cuming Corporation, a manufacturer of composite materials for the offshore oil and gas industry. In the six months ended March 31, 2011 and 2010, we reported sales of $17.1 million and $22.0 million, to Vestas Wind Systems. In the six months ended March 31, 2011, we also reported sales of $9.6 million to Saertex GMBH & Co. and $9.1 million to Cuming Corporation. These were the only customers that represented greater than 10% of consolidated net sales in these periods.

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

9. INCOME TAXES

The Company currently has net operating loss carryforwards available to offset future tax liabilities. The Company has recorded a full valuation allowance against its deferred tax assets in the United States and Mexico because it is more likely than not that the value of the deferred tax assets will not be realized. In the consolidated balance sheets, the Company classifies its deferred tax assets and liabilities as either current or non-current based on the classification of the related liability or asset for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred taxes related to loss carryforwards, is classified according to the expected reversal date of the temporary differences as of the reporting date.

During the first quarter of fiscal 2010, due to the favorable resolution of an uncertain tax matter with the Hungarian Tax Authority, the Company released a $2.3 million reserve on its uncertain tax positions. As of March 31, 2011, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.

In July 2010, the Hungarian Parliament adopted a new tax law effective for the Company as of October 1, 2010. Under the new rules, the 19% corporate rate is reduced to 10%, the lowest general corporate income tax rate in the EU. The 10% rate applies to a tax base up to HUF 500 million (approximately $2.5 million), with the 19% rate continuing to apply to a base exceeding this ceiling.  Hungary has also announced that effective January 1, 2013, the 19% tax rate will be eliminated and the corporate rate will be 10%, with no preconditions.

 10. FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to US dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF strengthened by 6.8% against the US dollar during the first six months of fiscal 2011. This currency fluctuation caused a decrease of $10.0 million in our accumulated other comprehensive loss for the six months ended March 31, 2011. The functional currency of Zoltek de Mexico is the US dollar.

11. NEW ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through March 31, 2011, and believes that none of them, including those not yet effective, will have a material effect on the financial condition or results of operations of the Company.

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

Zoltek’s mission to commercialize carbon fibers has proven successful in the last decade, but the development of large volume applications has been constrained because converting carbon fibers to a finished product depends to a large degree on a fragmented, inefficient supply chain. The Company is now directing commercialization efforts to higher-throughput, lower-cost conversion methods designed to consolidate the supply chain and open up new market applications. These value-added, or “composite intermediate” products and processes are being developed by Zoltek’s R&D group in order to provide carbon fiber end-users with new performance and lower price points for downstream products.

In April 2010, Zoltek announced the formation of Zoltek Automotive, a subsidiary established to accelerate the incorporation of carbon fiber products into automotive applications. Zoltek Automotive is developing quicker and more efficient processes in the use of carbon fiber products to improve production of finished parts and process machines and new intermediate products that are specifically designed to suit high-volume automotive applications.

We are aggressively marketing to obtain new business in both existing and new applications. New applications tend to require relatively long sales cycles due to the new product development and manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. Targeted new application areas include automotive and aerospace secondary structures. During 2010, we added additional sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success in new customers and sales in those regions.

In order to manage our business, we focus on three separate business segments: carbon fiber segment, technical fiber segment and corporate/other segment which consists of ancillary activities not directly related to the carbon fiber or technical fiber segments. In March 2011, we realigned our sales department to focus on three areas: wind energy, composite intermediates and technical fibers. This is in addition to Zoltek Automotive, which we established to be a major application development unit. The purpose of this reorganization is to better align Zoltek resources with specific market opportunities and anticipated future growth. Wind energy and composite intermediates are presented within the carbon fiber business segment.

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

           Gross profit.  Our consolidated gross profit margins for the second quarter of fiscal 2011 and 2010, respectively, were 6.6% and 5.6%. Our consolidated gross profit margins for the first six months of fiscal 2011 and 2010, respectively, were 9.3% and 9.8%. Management focuses on improving the gross profit over the long term while leading the commercialization of carbon fiber and controlling associated costs. As such, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging applications. Gross margin was negatively impacted by 11.6% related to available unused capacity costs of $4.3 million in the second quarter of fiscal 2011. Gross margin was negatively impacted by 9.4% related to available unused capacity costs of $6.6 million in the first six months of fiscal 2011. The primary cost components of our carbon fiber and technical fiber segments are ACN, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production, and energy.

Operating expenses.  Our operating expenses are driven by headcount and related administrative costs, marketing costs and research and development costs. We monitor headcount levels in specific geographic and operational areas. We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.

 Cash flow from operating activities.  Operating activities generated cash of $4.3 million and $12.4 million in the first six months of fiscal 2011 and 2010, respectively. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital. It also provides meaningful insight into the management of our working capital.

Liquidity and cash flows.  Due to the variability in revenue, our cash position varies. We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover.

BUSINESS TRENDS

At the end of fiscal 2008, we substantially completed our expansion plans and essentially doubled our production capacity over the immediately preceding two fiscal years. Our capacity increase was completed just as world trade dropped and the global economy began to experience deep recession. During fiscal 2009 and fiscal 2010, we experienced a sudden, but we believe only temporary, slowdown in the growth of the wind turbine business. This slowdown occurred at the same time as a significant decrease in the aerospace market due to unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers. Inasmuch as producers of carbon fibers for commercial and aerospace applications had greatly increased their installed capacity over the past few years, we have seen intensified competition between aerospace and commercial carbon fiber manufacturers in cross-over applications (e.g., sporting goods)  for which either aerospace or commercial carbon fibers may be utilized. In the first half of fiscal 2011, our larger wind energy customers have begun to trend back to normal long term growth levels.

The decline in revenue during fiscal 2010 was primarily due to pricing decreases effective early in the fiscal year resulting from market pressures. During fiscal 2010, the commercial carbon fibers markets we serve continued to be negatively impacted by the recessionary economic conditions in the United States and international economies. These market conditions and over-supply of carbon fiber constrained pricing levels during fiscal 2010. The cost of our principal raw material, acrylonitrile (“ACN”), increased substantially during fiscal 2010 and 2011. During the first six months of fiscal 2011, we noted overall carbon fiber market demand starting to firm. In addition, demand for technical fiber has increased. We also implemented some price increases in the second quarter of fiscal 2011 reflecting to some degree this growing demand and also higher cost ACN. Management continues to believe that the demand for our products will grow this year and that we are well positioned to supply this market.

In addition to the adverse impact of the global economic downturn and increased raw material prices, three other key factors in 2010 and 2011 have affected our operating earnings and margins. First, wind energy showed a growth rate in calendar year 2010 of 23.6%, the lowest growth since 2004 and the second lowest growth of the past decade. Second, market conditions and over-supply of carbon fiber depressed prices and caused a decline in revenue. Third, available unused capacity was responsible for $12.8 million in unallocated costs (including depreciation) during fiscal 2010 and $6.6 million in the six months ended March 31, 2011, without contributing to revenues or gross profit. While we are confident that the additional capacity will be quickly absorbed when the wind energy business returns to a more robust growth rate and new customers and applications develop, available unused capacity will continue to negatively impact gross margins and operating income until then. We could take steps to significantly reduce these charges in the future, but we view them as an investment in maintaining our facilities and core staff in a ready mode to minimize the cost and time to restart facilities as market conditions change.

In this  business environment, management has continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers used as low-cost but high performance reinforcements for composites. Management primarily emphasized the following areas:

●
Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in India, China and Korea.

●
Business Development in Emerging Applications.  We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In addition to producing carbon fibers for the existing prepreg technology used by many of our large wind turbine customers, we have recently begun shipments of carbon fibers qualified for use in the infusion process utilized by other wind turbine blade manufacturers. We also are seeking to qualify our products for use in aerospace secondary structures such as floor, luggage bins and seats, and anticipate increased sales in this market as the design of new jetliners concentrates on weight reduction.

●
Operating Cash Flow and Cash Management.   We reported positive operating cash flow of $4.3 million during the first six months of fiscal 2011, compared to positive operating cash flow of $12.4 million during the first six months of fiscal 2010. Increased accounts receivable attributable to sales growth reduced cash by $1.8 million during the first six months of fiscal 2011. We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding. The Company reported $2.9 million of capital expenditures during the first six months of fiscal 2011.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

The Company's sales increased 42.5%, or $11.1 million, to $37.1 million in the second quarter of fiscal 2011 from $26.0 million in the second quarter of fiscal 2010. Carbon fiber sales increased 53.3%, or $10.4 million, to $30.1 million in the second quarter of fiscal 2011 from $19.7 million in the second quarter of fiscal 2010. This increase was due to improvements in the wind turbine business and composite intermediate market as well as some price increases implemented during the second quarter.  Technical fiber sales increased 8.7%, or $0.5 million, to $6.5 million in the second quarter of fiscal 2011 from $6.0 million in the second quarter of fiscal 2010 due to increased shipments to aircraft brake customers.

The Company's cost of sales increased by 41.0%, or $10.1 million, to $34.7 million in the second quarter of fiscal 2011 from $24.6 million in the second quarter of fiscal 2010. Carbon fiber cost of sales increased by 47.9%, or $9.2 million, to $28.4 million for the second quarter of fiscal 2011 from $19.2 million for the second quarter of fiscal 2010 as a result of the increase in carbon fiber sales of 53.3% discussed above and the increase in raw material costs. Technical fiber cost of sales increased 18.3%, or $0.9 million, to $5.9 million for the second quarter of fiscal 2011 from $5.0 million for the second quarter of fiscal 2010 as a result of the increased sales noted above and the increase in raw material costs.

Included in the Company’s cost of sales were available unused capacity costs of $4.3 million in each of the second quarters of fiscal 2011 and 2010. During the second quarter of fiscal 2011 and 2010, these costs were comprised of fixed production costs allocated to manufacturing lines which were producing below normal. The largest portion of this cost relates to our Mexico manufacturing facility. During the second quarter, we produced some amounts of carbon fiber at this plant and readied our newest precursor lines. We have hired additional production personnel and have started to train them on the equipment. We believe this investment in personnel is necessary in order to ready ourselves for anticipated increased customer demand in the second half of fiscal 2011. The Company believes maintaining and enhancing this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.

The Company's gross profit increased by $1.0 million, to $2.4 million, or 6.6% of sales in the second quarter of fiscal 2011 from $1.4 million, or 5.6% of sales in the second quarter of fiscal 2010. Carbon fiber gross profit percentage increased to 5.6% for the second quarter of fiscal 2011 compared to 2.2% for the second quarter of fiscal 2010. Carbon fiber gross profit increased to $1.7 million from $0.4 million during these respective periods. The increases in carbon fiber gross profit and gross profit percentage resulted primarily from increases in sales for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  Technical fiber gross profit decreased to $0.5 million, or 8.3% of sales, in the second quarter of fiscal 2011 from $0.9 million, or 15.7% of sales, in the second quarter of fiscal 2010. The decreases in technical fiber gross profit and margin resulted from increased cost of sales related to raw material costs. The corporate/other products segments reported gross profit of $0.2 million for the second quarter of fiscal 2011 compared to $0.1 million for the second quarter of fiscal 2010.

Application and market development costs were $2.2 million for the second quarter of fiscal 2011 and $2.0 million for the second quarter of fiscal 2010. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses for continuing operations were $3.6 million in the second quarter of fiscal 2011 compared to $4.5 million in the second quarter of fiscal 2010. The Company recorded $0.5 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the second quarter of fiscal 2011, a decrease of $0.4 million from the expense of $0.9 million in the second quarter of fiscal 2010. The decrease was also due to a $0.3 million decrease in salaries and other employee costs as the Company realigned its organizational structure, assigning some management personnel from administrative roles to increase focus on operations during the third quarter of fiscal 2010.  Additionally, the decrease was related to a $0.2 million decrease in bad debt expense.

Operating loss from the second quarter of fiscal 2011 was $3.3 million, an improvement of $1.7 million from the operating loss of $5.0 million incurred during the second quarter of fiscal 2010. This improvement resulted primarily from an increase in gross profit of $1.0 million and a decrease in selling, general and administrative expenses of $0.9 million offset by an increase in research and development costs of $0.2 million. Carbon fiber operating loss improved to $0.5 million in the second quarter of fiscal 2011 from a loss of $1.6 million in the second quarter of fiscal 2010. The improvement resulted primarily from higher gross profit as discussed above. Operating income from technical fibers declined to $0.4 million in the second quarter of fiscal 2011 from $0.7 million in the second quarter of fiscal 2010. The decline in technical fiber operating income resulted from the decrease in gross profit described above. Other products/ headquarters operating loss improved to a loss of $3.2 million in the second quarter of fiscal 2011 from a loss of $4.2 million in the second quarter of fiscal 2010 primarily due to decreases in selling, general, and administrative costs as discussed.

Interest expense, net, including amortization of financing fees and debt discounts was less than $0.1 million in the second quarter of fiscal 2011 compared to $0.2 million in the second quarter of fiscal 2010. The difference was related to amortization of financing fees and debt discounts, which are non-cash expenses. There were no expenses for the second quarter of fiscal 2011 compared to $0.1 million for the second quarter of fiscal 2010 (see   – Liquidity and Capital Resources) due to repayment of debt.

Loss on foreign currency translations increased to $1.5 million for the second quarter of fiscal 2011, compared to $0.4 million for the second quarter of fiscal 2010. During the second quarter of fiscal 2011 and 2010, the Euro and the US dollar weakened against the HUF. As most of the Company’s accounts receivable are denominated in Euros, the weakening in value resulted in a loss recognized by our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Other expense, net, was $0.1 million in the second quarter of fiscal 2011 compared to $0.2 million for the second quarter of fiscal 2010. Other expense, net consists primarily of miscellaneous fees in Hungary.

Loss on liabilities carried at fair value was $0.3 million in the second quarter of fiscal 2011 compared to a gain of $0.3 million in the second quarter of fiscal 2010 (see   – Liquidity and Capital Resources – Fair Value Instruments and Fair Value Measurements).

Income tax benefit was less than $0.1 million for the second quarter of fiscal 2011 compared to a benefit of $0.6 million for the second quarter of fiscal 2010. During the second quarter of fiscal 2011, $0.2 million of expense was incurred related to the local Hungarian municipality tax and less than $0.1 million of expense was recorded related to US and Mexico minimum tax payments. A tax benefit of approximately $0.3 million was recorded related to an increase in Hungary’s deferred tax position. During the second quarter of fiscal 2010, income tax expense of $0.1 million was incurred related to the local Hungarian municipality tax. This expense was offset by a $0.3 million tax benefit related to the change in the Hungarian effective tax rate from 16% to 19%. An additional income tax benefit was recorded during the second quarter of fiscal 2010 related to the net operating loss for the Hungarian subsidiary.

The foregoing resulted in net loss of $5.1 million for the second quarter of fiscal 2011 compared to a loss of $5.0 million for the second quarter of fiscal 2010. Similarly, the Company reported loss per share of $0.15 and $0.14 per share on a basic and diluted basis for the second quarter of fiscal 2011 and 2010, respectively. The weighted average basic common shares outstanding were 34.4 million for the first quarters of both fiscal 2011 and 2010.

SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO SIX MONTHS ENDED MARCH 31, 2010

The Company’s sales increased 27.4%, or $15.1 million, to $70.0 million in the first six months of fiscal 2011 from $54.9 million in the first six months of fiscal 2010. This increase was due to improvements to the wind turbine business and composite intermediate market as well as some price increases implemented during the second quarter.

Carbon fiber sales increased 26.6%, or $11.6 million, to $55.2 million in the first six months of fiscal 2011 from $43.6 million in the first six months of fiscal 2010. Technical fiber sales increased 32.6%, or $3.4 million, to $13.8 million in the first six months of fiscal 2011 from $10.4 million in the first six months of fiscal 2010. Technical fiber sales increased as shipments to primary aircraft brake customers increased.

The Company’s cost of sales increased by 28.2%, or $13.9 million, to $63.4 million in the first six months of fiscal 2011 from $49.5 million in the first six months of fiscal 2010. The increase in cost of sales reflected increased sales of 27.4% discussed above and increased raw material costs. Carbon fiber cost of sales increased by 29.0%, or $11.5 million, to $51.0 million for the first six months of fiscal 2011 from $39.5 million for the first six months of fiscal 2010. The increase in carbon fiber cost of sales reflected increased sales of 26.6% discussed above. Technical fiber cost of sales increased by 30.1%, or $2.8 million, to $11.9 million for the first six months of fiscal 2011 from $9.2 million for the first six months of fiscal 2010.

Included in the Company’s cost of sales were available unused capacity costs of $6.6 million and $7.1 million for the first six months of fiscal 2011 and 2010, respectively. The largest portion of this cost relates to our Mexico manufacturing facility. During the second quarter, we produced some amounts of carbon fiber at this plant and are readying our newest precursor lines. We have hired additional production personnel and have started to train them on the equipment. We believe this investment in personnel is necessary in order to ready ourselves for anticipated increased customer demand in the second half of fiscal 2011. The Company believes maintaining and enhancing this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.

The Company’s gross profit increased by 20.7%, or $1.1 million, to $6.5 million, or 9.3% of sales for the first six months of fiscal 2011 from $5.4 million, or 9.8% of sales in the first six months of fiscal 2010. Carbon fiber gross profit margin decreased to 7.6% for the first six months of fiscal 2011 compared to 9.3% for the first six months of fiscal 2010. Carbon fiber gross profit increased to $4.2 million from $4.1 million during these respective periods. The decrease in gross profit percentage resulted primarily from increased raw material costs and available unused capacity costs during the first six months of fiscal 2011 compared to the corresponding period of fiscal 2010. Technical fiber gross profit increased to $1.9 million, or 13.4% of sales, in the first six months of fiscal 2011 from $1.2 million, or 11.8% of sales, during the corresponding period of fiscal 2010. The increase in technical fiber gross profit percentage resulted from product sales mix. The corporate/other products segment reported a gross profit of $0.5 million for the first six months of fiscal 2011 compared to $0.1 million for the first six months of 2010.

Application and market development costs increased by $0.2 million to $4.1 million in the first six months of fiscal 2011 from $3.9 million in the first six months of fiscal 2010. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses for continuing operations decreased by $2.3 million to $6.9 million in the first six months of fiscal 2011 from $9.2 million in the first six months of fiscal 2010. The decrease was related to a decrease of $0.9 million for the cost of employee services received in exchange for equity instruments under ASC 718 during the first six months of fiscal 2011compared to the first six months of fiscal 2010. The decrease was also caused by a decrease of $0.9 million in salaries and other employee costs for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. During the third quarter of fiscal 2010, the Company realigned its organizational structure, assigning some management personnel from administrative roles to better focus on operations. Bad debt expense decreased by $0.4 million and other professional fees decreased by $0.1 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.

Operating loss from the first six months of fiscal 2011 was $4.5 million, an improvement of $3.3 million from the operating loss of $7.8 million incurred during the first six months of fiscal 2010. This improvement resulted primarily from an increase in gross profit of $1.1 million and a decrease in selling, general and administrative expenses of $2.4 million, offset by and an increase in research and development expenses of $0.2 million. Carbon fiber operating loss improved from a loss of $0.3 million in the first six months of fiscal 2010 to income of less than $0.1 million in the first six months of fiscal 2011. The improvement resulted from an increase in gross profit as discussed above. Operating income from technical fibers increased from $0.8 million in the first six months of fiscal 2010 to $1.5 million in the first six months of fiscal 2011. The increase in technical fiber operating income resulted from the increase in gross profit described above. Other products/ headquarters operating loss improved from a loss of $8.3 million in the first six months of fiscal 2010 to a loss of $6.0 million in the first six months of fiscal 2011. This was primarily due to the decrease in selling, general and administrative expenses as discussed above.

Interest expense, net, including amortization of financing fees and debt discounts was less than $0.1 million in the first six months of fiscal 2011 compared to $0.5 million in the first six months of fiscal 2010. The difference was related to amortization of financing fees and debt discounts, which are non-cash expenses and interest expense. There were no expenses for the second quarter of fiscal 2011 compared to $0.3 million for the second quarter of fiscal 2010 (see   – Liquidity and Capital Resources) due to repayment of debt. As the convertible debt has been repaid, interest on the related debt has been eliminated.

 Loss on foreign currency translations increased to a loss of $1.1 million for the first six months of fiscal 2011, compared to loss of less than $0.1 million for the first six months of fiscal 2010. During the first six months of fiscal 2011, the HUF strengthened in value against the Euro and US dollar. As most of the Company’s accounts receivable are denominated in Euros, the weakening in value over the first six months of fiscal 2011 resulted in a loss recognized in our Hungarian subsidiary. During the first six months of fiscal 2010, the HUF weakened against the US dollar and strengthened against the Euro. As most of the Company’s accounts receivable are denominated in Euros, the weakening in value over the first six months of fiscal 2010 resulted in a loss recognized by our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was $0.3 million in the first six months of fiscal 2011 compared to $0.6 million for the first six months of fiscal 2010. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary.

Loss on fair value liabilities was $0.5 million in the first six months of fiscal 2011 compared to a gain of $1.1 million in the first six months of fiscal 2010 due to the adoption of ASC 815 (see   – Liquidity and Capital Resources – Fair Value Instruments and Fair Value Measurements).

Income tax expense was $0.3 million for the first six months of fiscal 2011 compared to a benefit of $2.4 million for the first six months of fiscal 2010. During the first quarter of fiscal 2011, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law which makes effective a flat 10% corporate rate for fiscal years beginning after January 1, 2013. Income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and US income taxes. A tax benefit of approximately $0.2 million was recorded related to an increase in Hungary’s deferred tax position. During fiscal 2010, income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and US state income taxes. This expense was offset by the release of a $2.3 million reserve on the Company’s uncertain tax positions and a $0.3 million tax benefit related to the change in the Hungarian effective tax rate from 16% to 19%. An additional income tax benefit was recorded during fiscal 2010 related to the net operating loss for the Hungarian subsidiary

The foregoing resulted in a net loss of $6.7 million for the first six months of fiscal 2011 compared to net loss of $5.5 million for the first six months of fiscal 2010. Similarly, the Company reported loss per share of $0.19 and $0.16 on a basic and diluted basis for the first six months of fiscal 2011 and 2010, respectively. The weighted average basic common shares outstanding were 34.4 million for the year-to-date periods of both fiscal 2011 and 2010.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and anticipated credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2011.

Cash Provided (Used) In Continuing Operating Activities

Operating activities provided $4.3 million of cash for the first six months of fiscal 2011. The change in inventory levels provided $0.9 million during the first six months of fiscal 2011. Cash flows were positively affected by depreciation of $8.5 million for the first six months of fiscal 2011, which was included in the operating loss of $4.5 million. Accounts receivables increased by $1.8 million during the first six months of fiscal 2011 reflecting sales growth. Payables and accrued expenses increased by $1.1 million.

Operating activities provided $12.4 million of cash for the first six months of fiscal 2010. Changes in inventory levels provided $4.5 million during the first six months of fiscal 2010 due to lower production and sales of existing inventory. Cash flows were positively affected by depreciation of $8.4 million for the first six months of fiscal 2010, which was included in the operating loss of $7.8 million. Cash collections reduced accounts receivables by $10.3 million during the first six months of fiscal 2010. Cash flows were negatively impacted by reductions of $4.6 million in payables and accrued expenses during the first six months of fiscal 2010.

 Cash Used In Investing Activities

Net cash used in investing activities for the first six months of fiscal 2011 was $3.3 million, which consisted of capital expenditures on existing production lines and new equipment. Approximately $6.7 million of the increase in property and equipment, net was caused by the increase in value of the HUF, which is the functional currency of our Hungarian operations.

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

Cash Used By Financing Activities

Net cash used by financing activities was $1.1 million for the first six months of fiscal 2011 resulting from repayment of notes payable and cash settlement of restricted shares.  Net cash used by financing activities was $8.3 million for the first six months of fiscal 2010 resulting primarily from repayment of convertible debt and lines of credit.

Credit Facilities

U.S. Operations - The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2012. There were no borrowings as of March 31, 2011, with $10.0 million of availability. No financial covenants currently apply to the credit facility from the U.S. bank.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank, which was renewed with the same terms in August 2010 and now expires on August 30, 2011. The overdraft facility has a total commitment of the lesser of 1.9 billion Hungarian Forint (“HUF”) ($10.2 million as of March 31, 2011) or a borrowing base ($6.6 million as of March 31, 2011). There were no borrowings under this credit facility at March 31, 2011. There are no financial covenants associated with this facility.

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the March 31, 2011 exchange rate, is approximately $15.3 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of March 31, 2011, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

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

FAIR VALUE MEASUREMENT OF INSTRUMENTS

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

The Company adopted ASC 815-40 on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a fair value liability, which requires separate accounting pursuant to ASC 815-40. The fair value of the warrants was reclassified from equity to a fair value liability on October 1, 2009.

The Company used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants, which is an unobservable input. Therefore, we have deemed the fair value liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumption as of March 31, 2011:

	May 2006	July 2006	October 2006	December 2006
Warrants issued	274,406 shares	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	May 2011	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06	$28.06
Expected remaining life of warrants (in years)	0.12	0.27	0.57	1.72
Risk-free interest rate	0.07%	0.07%	0.14%	0.81%
Stock volatility	71.86%	71.86%	71.86%	71.86%
Dividend yield	0.00%	0.00%	0.00%	0.00%

A fair value liability of $3.1 million was established as of October 1, 2009. The adoption of ASC 815-40 also resulted in a cumulative adjustment to accumulated deficit of $12.6 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The warrants are remeasured and adjusted to fair value at the end of each reporting period. If the warrants are not exercised, the fair value liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.

At March 31, 2011, the Company remeasured the outstanding warrant liability and recorded a fair value of $1.8 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a loss totaling $0.3 million and $0.5 million for the three and six months ended March 31, 2011, respectively.

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

The fair value of warrants and restricted shares outstanding as of March 31, 2011 was as follows (amounts in thousands, except share and per share amounts):

		Shares		Fair Value Measurements at March 31, 2011
Description	Fair Value Per Share	Issuable Upon Exercise	March 31, 2011	Level 1	Level 2	Level 3

Warrant -- Date of Issuance

May 2006	$0.003	274,406	$1	$-	$-	$1
July 2006	0.062	34,370	2	-	-	2
October 2006	0.409	102,835	42	-	-	42
December 2006	2.170	827,789	1,796	-	-	1,796

Restricted Shares		40,000	278		-	278

Total		1,279,400	$2,119	$-	$-	$2,119

The warrant balance increased by $0.5 million related to a change in fair value to $1.8 million at March 31, 2011, from $1.3 million at September 30, 2010. The restricted shares balance decreased by $0.1 million related to the settlements of vested restricted shares and increased by $0.2 million related to an increase in fair value for a total balance of $0.3 million at March 31, 2011, from $0.2 million at September 30, 2010.

Earnings Per Share

In accordance with ASC 260, the Company has evaluated its diluted loss per share calculation. The Company has outstanding warrants and stock options at March 31, 2011 and outstanding warrants, convertible debt and stock options at March 31, 2010 which are not included in the determination of diluted loss per share because these shares are anti-dilutive. Had these securities been dilutive, an additional 0.1 million shares would have been included in the Company’s diluted loss per share calculation for both years.

The following is the net loss per share for the three and six months ended March 31, 2011 and 2010, respectively (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Numerators:
Net loss	$(5,107)	$(4,986)	$(6,669)	$(5,469)

Denominators:
Average shares outstanding – basic	34,382	34,417	34,386	34,421
Impact of convertible debt, warrants and stock options	-	-	-	-
Average shares outstanding – diluted	34,382	34,417	34,386	34,421

Basic and diluted loss per share	$(0.15)	$(0.14)	$(0.19)	$(0.16)

 LEGAL

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

As of March 31, 2011, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in US dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the US dollar at March 31, 2011 and 2010 amounted to $10.8 million. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

  As of March 31, 2011, the Company had a long-term loan of $45.7 million to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the US dollar at March 31, 2011 because Zoltek de Mexico’s functional currency is the US dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2011, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

Zoltek Companies, Inc. (Registrant)

Date: May 5, 2011	By:	/s/ ZSOLT RUMY
Zsolt Rumy Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.