Form 10-Q
period 2011-06-30
ZOLTEK COMPANIES INC
filed 2011-08-09
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q

(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2011
OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-20600

ZOLTEK COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1311101
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

3101 McKelvey Road, St. Louis, Missouri	63044
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (314) 291-5110

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
 Yes  X_  No __

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
Yes __ No   x

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  As of August 9, 2011, 34,368,192 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
 INDEX

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2011 and September 30, 2010

Condensed Consolidated Statements of Operations – Three Months and Nine Months Ended June 30, 2011 and 2010

Condensed Consolidated Statement of Changes in Shareholders’ Equity – Nine Months Ended June 30,
2011

Condensed Consolidated Statements of Cash Flows –Nine Months Ended June 30, 2011 and 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Item 4.       Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

Item 6.        Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)
	June 30,	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$16,887	$21,534
Accounts receivable, less allowance for doubtful accounts of $88 and $178	28,776	22,816
Inventories, net	48,910	38,002
VAT receivable	6,384	5,703
Other current assets	3,752	2,251
Total current assets	104,709	90,306
Property and equipment, net	234,081	231,661
Other assets	115	173
Total assets	$338,905	$322,140

Liabilities and shareholders' equity
Current liabilities:
Credit Facilities	$5,112	$-
Note payable	-	981
Trade accounts payable	11,800	8,865
Accrued expenses and other liabilities	9,532	7,583
Construction payables	1,457	905
Total current liabilities	27,901	18,334
Hungarian grant, long-term	9,007	9,020
Deferred tax liabilties	620	792
Liabilities carried at fair value	793	1,296
Total liabilities	38,321	29,442
Commitments and contingencies (See Note 8)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,368,192 shares issued and outstanding at June 30, 2011 and 34,389,442 at September 30, 2010	344	344
Additional paid-in capital	480,841	480,302
Accumulated other comprehensive loss	(17,904)	(33,381)
Accumulated deficit	(162,697)	(154,567)
Total shareholders' equity	300,584	292,698
Total liabilities and shareholders' equity	$338,905	$322,140

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010

Net sales	$38,593	$42,448	$108,554	$97,344
Cost of sales, excluding available unused capacity costs	30,883	34,333	87,730	76,776
Available unused capacity costs	3,258	3,460	9,848	10,514
Gross profit	4,452	4,655	10,976	10,054
Application and development costs	2,256	2,079	6,396	6,029
Selling, general and administrative expenses	3,445	3,455	10,320	12,699
Operating loss	(1,249)	(879)	(5,740)	(8,674)
Other (expense) income:
Interest expense, net, including amortization of financing fees and debt discount	(28)	(80)	(69)	(619)
Loss on foreign currency transactions	(860)	(361)	(1,931)	(397)
Other (expense) income, net	(164)	155	(429)	(476)
Gain on liabilities carried at fair value	1,113	737	580	1,870
Loss from operations before income taxes	(1,188)	(428)	(7,589)	(8,296)
Income tax expense (benefit)	273	16	541	(2,383)

Net loss	(1,461)	(444)	(8,130)	(5,913)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.24)	$(0.17)

Weighted average common shares outstanding – basic and diluted	34,373,137	34,405,312	34,381,690	34,415,635

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)
	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit

Balance, September 30, 2010	$292,698	$344	$480,302	$(33,381)	$(154,567)

Net loss	(8,130)	-	-		(8,130)
Foreign currency translation adjustment	15,477	-	-	15,477	-
Comprehensive income	$7,347
Cash settlement of stock options	(23)	-	(23)	-	-

Difference between compensation expense and change in liability for restricted stock awards	170	-	170	-	-
Stock option expense	392	-	392	-	-

Balance, June 30, 2011	$300,584	$344	$480,841	$(17,904)	$(162,697)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,130)	$(5,913)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	13,056	12,347
Amortization of financing fees and debt discount	-	289
Deferred tax expense (benefit)	23	(2,687)
Gain on liabilities carried at fair value	(580)	(1,870)
Foreign currency transaction loss	2,326	1,103
Stock compensation expense	746	2,054
Loss on disposal of assets	239	154
Changes in assets and liabilities:
Increase in accounts receivable	(4,547)	(3,149)
(Increase) decrease in inventories	(7,718)	8,227
Increase in other current assets and other assets	(1,490)	(951)
Increase (decrease) in trade accounts payable	2,314	(2,098)
Increase in accrued expenses and other liabilities	608	2,105
Net cash provided by (used in) operations	(3,153)	9,611

Cash flows from investing activities:
Purchases of property and equipment	(5,238)	(2,878)
Increase (decrease) in construction payables	552	(200)
Proceeds from sale of fixed assets	24	83
Proceeds received from Hungarian grant	22	149
Net cash used in investing activities	(4,640)	(2,846)

Cash flows from financing activities:
Repayment of convertible debt	-	(4,249)
Borrowing (repayment) of notes payable and credit lines	4,131	(4,373)
Cash settlement of restricted shares	(245)	(244)
Cash settlement of stock options	(35)	-
Net cash provided by (used in) financing activities	3,851	(8,866)

Effect of exchange rate changes on cash and cash equivalents	(705)	(224)
Net decrease in cash and cash equivalents	(4,647)	(2,325)
Cash and cash equivalents at beginning of year	21,534	20,943
Cash and cash equivalents at end of year	$16,887	$18,618

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

            Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Properties, Inc., Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), and Zoltek Automotive, LLC. Zoltek Corporation develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures precursor raw material used in production of carbon fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material used in production of carbon fibers. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States; however, the Company has an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” and “Zoltek” are to Zoltek Companies, Inc. and its subsidiaries.

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

Adoption of New Accounting Standards

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

2.  INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	June 30,	September 30,
	2011	2010
Raw materials	$11,527	$6,988
Work-in-process	9,766	6,346
Finished goods	24,264	20,976
Consigned inventory	3,003	3,109
Supplies and other	350	583
	$48,910	$38,002

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.3 million and $0.9 million as of June 30, 2011 and September 30, 2010, respectively, to reduce the carrying value of inventories to a net realizable value. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.

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

           Management evaluates the performance of its operating segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s operating segments for the three and nine months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$29,454	$8,552	$587	$38,593
Cost of sales, excluding available unused capacity costs	23,222	7,164	497	30,883
Available unused capacity costs	2,827	431	-	3,258
Gross profit	3,405	957	90	4,452
Operating income (loss)	1,350	728	(3,327)	(1,249)
Depreciation	4,061	365	135	4,561
Capital expenditures	2,097	78	177	2,352

	Three months ended June 30, 2010
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$35,260	$6,771	$417	$42,448
Cost of sales, excluding available unused capacity costs	28,914	5,187	232	34,333
Available unused capacity costs	3,189	271	-	3,460
Gross profit	3,157	1,313	185	4,655
Operating income (loss)	1,279	1,065	(3,223)	(879)
Depreciation	3,369	349	212	3,930
Capital expenditures	757	16	-	773

	Nine months ended June 30, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$84,642	$22,346	$1,566	$108,554
Cost of sales, excluding available unused capacity costs	68,490	18,248	992	87,730
Available unused capacity costs	8,559	1,289	-	9,848
Gross profit	7,593	2,809	574	10,976
Operating income (loss)	1,374	2,025	(9,139)	(5,740)
Depreciation	11,405	1,057	594	13,056
Capital expenditures	4,086	527	625	5,238

	Nine months ended June 30, 2010
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$78,856	$17,174	$1,314	$97,344
Cost of sales, excluding available unused capacity costs	62,293	13,469	1,014	76,776
Available unused capacity costs	9,349	1,165	-	10,514
Gross profit	7,214	2,540	300	10,054
Operating income (loss)	944	1,857	(11,475)	(8,674)
Depreciation	10,082	1,241	1,024	12,347
Capital expenditures	1,966	528	384	2,878

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
June 30, 2011	$282,809	$31,673	$24,423	$338,905
September 30. 2010	263,600	22,655	35,885	322,140

4.  FINANCING AND DEBT

Credit Facilities

U.S. Operations -  The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2012. There were $5.1 million in borrowings as of June 30, 2011, with $4.9 million of availability.  There are no financial covenants associated with this facility.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank, which now expires on August 30, 2011. Based on our existing relationships with our lenders and our current financial condition, we believe that we will be able to extend these credit facilities beyond their current expiration dates or, if necessary, replace these facilities. The overdraft facility has a total commitment of the lesser of 1.9 billion Hungarian Forint (“HUF”) ($10.3 million as of June 30, 2011) or a borrowing base ($6.8 million as of June 30, 2011). There were no borrowings under this credit facility at June 30, 2011. There are no financial covenants associated with this facility.

Hungarian Grant

                 The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the June 30, 2011 exchange rate, is approximately $15.8 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of June 30, 2011, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

                The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary:  fails to obtain revenue targets; fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes an untrue statement or supplies false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.

Long-term Debt

As of September 30, 2010, the Company had a note payable outstanding with interest at 4.1% variable with Libor, payable in monthly installments of interest and principal to maturity in January 2011 of $1.0 million. During December 2010, the Company paid off the remaining balance of the note payable and had no long-term debt outstanding at June 30, 2011.

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

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumption as of June 30, 2011:

	July 2006	October 2006	December 2006
Warrants issued	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06
Expected remaining life of warrants (in years)	0.02	0.32	1.46
Risk-free interest rate	0.02%	0.02%	0.19%
Stock volatility	70.95%	70.95%	70.95%
Dividend yield	0.00%	0.00%	0.00%

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

At June 30, 2011, the Company remeasured the outstanding warrant liability and recorded a fair value of $0.7 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $1.1 million and $0.6 million for the three and nine months ended June 30, 2011, respectively.

Beginning in the quarter ended June 30, 2010, the Company determined that liability classification of its restricted shares was appropriate based on the recent trend of settling restricted shares in cash. The unamortized fair value of the restricted shares was reclassified from equity to a liability carried at fair value on April 1, 2010. The fair value of the restricted shares is determined using the current market price for the shares and an estimated forfeiture rate, an unobservable input. Although the market price of the shares is based on quoted market prices in an active market, the forfeiture rate is considered to be a significant input and therefore we have deemed the liability associated with the restricted shares to be Level 3.

The fair value of warrants and restricted shares outstanding as of June 30, 2011 was as follows (amounts in thousands, except share and per share amounts):

		Shares		Fair Value Measurements at June 30, 2011
Description	Fair Value Per Share	Issuable Upon Exercise	June 30, 2011	Level 1	Level 2	Level 3

Warrants -- Date of Issuance

July 2006	-	34,370	-	-	-	-
October 2006	0.020	102,835	2	-	-	2
December 2006	0.880	827,789	726	-	-	726

Restricted Shares			133	-	-	133

Total			$861	$-	$-	$861

The warrants balance decreased by $0.6 million related to expiration of warrants and a change in fair value to $0.7 million at June 30, 2011, from $1.3 million at September 30, 2010. The restricted shares balance decreased by $0.1 million related to the settlements of vested restricted shares and the decrease in fair value for a total balance of $0.1 million at June 30, 2011, from $0.2 million at September 30, 2010.  The outstanding balance of restricted stock shares outstanding was 30,000 shares at June 30, 2011.  These shares granted in fiscal 2009 vest 50% in December 2011 and 50% in December 2012,

6.  EARNINGS PER SHARE

In accordance with ASC 260, the Company has evaluated its diluted loss per share calculation. The Company has outstanding warrants and stock options at June 30, 2011, and outstanding warrants, convertible debt and stock options at June 30, 2010, which are not included in the determination of diluted loss per because these shares are anti-dilutive. Had these securities been dilutive, less than  0.1 million additional shares would have been included in the Company’s diluted loss per share calculation for both years.

The following is the net loss per share for the three and nine months ended June 30, 2011 and 2010, respectively (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Numerators:
Net loss	$(1,461)	$(444)	$(8,130)	$(5,913)

Denominators:
Average shares outstanding – basic	34,373	34,405	34,382	34,416
Impact of convertible debt, warrants and stock options	-	-	-	-
Average shares outstanding – diluted	34,373	34,405	34,382	34,416

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.24)	$(0.17)

7.   STOCK OPTION COMPENSATION EXPENSE

The Company maintains long-term incentive plans that authorize the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and possible performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. The Company has the option, in its sole discretion, to settle awards under its 2008 incentive plans in cash, in lieu of issuing shares.

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

Director options granted before 2008 expire 10 years from date of grant. Director options granted in 2008 or thereafter have a five-year term. At September 30, 2010, there were 427,087 options outstanding at an average exercise price of $22.21. Of the total outstanding, 410,837 options were exercisable at a weighted average exercise price of $22.23. In the first quarter of fiscal 2011, a former director exercised his option on 7,500 shares at an exercise price of $5.47. The Company opted to settle the award in cash in lieu of issuing shares. During the second quarter of fiscal 2011, the Directors were issued options to purchase 37,500 shares of common stock at an exercise price of $11.94. During the third quarter of fiscal 2011, 30,000 shares held by a former director expired and 12,500 shares held by a former executive expired.  Based on this activity, total options outstanding at June 30, 2011, were 414,587 at an average exercise price of $21.41. Of the total outstanding, 403,337 options were exercisable at a weighted average exercise price of $21.43.

The following table summarizes information for options currently outstanding and exercisable at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number	Wtd. Avg. Exercise Price	Intrinsic Value
$ 2.07-5.47	32,000	3 years	$5.26	32,000	$5.26	$190,640
8.40-8.60	80,087	4 years	8.53	80,087	8.53	306,065
11.94-24.12	85,000	5 years	16.24	73,750	15.55	-
26.22-29.70	142,500	6 years	29.09	142,500	29.09	-
31.07-36.73	75,000	4 years	33.33	75,000	33.33	-
$ 2.07-36.73	414,587			403,337		$496,705

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

As of June 30, 2011, the Company had less than $0.1 million of total unrecognized compensation expense related to stock option plans that will be recognized over the last quarter of fiscal year 2011.

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards which are valued based upon the fair market value on the date of the grant. Restricted shares granted to employees in fiscal 2008 vested 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted in fiscal 2009 vest 50% in the second year and 50% in the third year from date of grant. The balance of restricted stock shares outstanding was 30,000 shares at June 30, 2011. There were 10,000 restricted shares that vested during the third quarter of fiscal 2011.  The Company opted to settle the awards in cash.

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

As of June 30, 2011, the remaining unamortized compensation cost related to restricted stock awards was $0.1 million which is expected to be recognized over the remaining vesting period of two years.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was less than $0.1 million and $0.7 million for the three and nine months ended June 30, 2011, respectively, and $0.5 million and $2.1 million for the three and nine months ended June 30, 2010, respectively. There were no recognized tax benefits during the nine months ended June 30, 2011 or 2010, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset.

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

In the three months ended June 30, 2011 and 2010, we reported aggregate sales of $10.2 million and $17.0 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer. In the three months ended June 30, 2011, we also reported aggregate sales of $4.9 million to Saertex GMBH & Co, a manufacturer of fabrics for the composite industry, including materials for production of wind turbines.  In the nine months ended June 30, 2011 and 2010, we reported sales of $27.4 million and $39.0 million, to Vestas Wind Systems. In the nine months ended June 30, 2011, we also reported sales of $14.5 million to Saertex GMBH & Co. and $12.8 million to Cuming Corporation. These were the only customers that represented greater than 10% of consolidated net sales in these periods.

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

During the first quarter of fiscal 2010, due to the favorable resolution of an uncertain tax matter with the Hungarian Tax Authority, the Company released a $2.3 million reserve on its uncertain tax positions. As of June 30, 2011, we had uncertain tax positions for which it is reasonably possible that amounts of unrecognized tax benefits could significantly change over the next year. We expect that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations.

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

 10.            FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to US dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF strengthened by 9.8% against the US dollar during the first nine months of fiscal 2011. This currency fluctuation caused a decrease of $15.5 million in our accumulated other comprehensive loss for the nine months ended June 30, 2011. The functional currency of Zoltek de Mexico is the US dollar.

11.      NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements.

               In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income”. This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company plans to adopt these provisions in the second quarter of fiscal 2012. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

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

The divergence in the aerospace and commercial applications in fiscal 2006 and 2007 led to strains on our ability to meet all the demand from our wind energy customers and we were unable to take on new customers. When we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. In view of the supply shortages, we embarked on an expedited capacity expansion which now has been completed. As a result we now have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. At the same time, manufacturers of carbon fibers for aerospace applications have added substantial capacity to meet demand for aircraft production.

Zoltek’s mission to commercialize carbon fibers has proven successful in the last decade, but the development of large volume applications has been constrained because converting carbon fibers to a finished product depends to a large degree on a fragmented, inefficient supply chain. The Company is now directing commercialization efforts to higher-throughput, lower-cost conversion methods designed to consolidate the supply chain and open new market applications. These value-added, or “composite intermediate” products and processes are being developed by Zoltek’s R&D group in order to provide carbon fiber end-users with new performance and lower manufactured costs for downstream products.

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

We are aggressively marketing to obtain new business in both existing and new applications. New applications tend to require relatively long sales cycles due to the new product development and manufacturing and engineering investments customers must make to incorporate carbon fiber composites into their products. Targeted new application areas include automotive and aerospace secondary structures. During 2010, we added additional sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success in new customers and sales in those regions.  During 2011, we also focused on developing business in South America with emphasis on Brazil.

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

           Gross profit.  Our consolidated gross profit margins for the third quarter of fiscal 2011 and 2010, respectively, were 11.5% and 11.0%. Our consolidated gross profit margins for the first nine months of fiscal 2011 and 2010, respectively, were 10.1% and 10.3%.  Management focuses on improving gross profit over the long term while leading the commercialization of carbon fiber and controlling associated costs. As such, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging applications. Gross margin was negatively impacted by 8.4% related to available unused capacity costs of $3.3 million in the third quarter of fiscal 2011. Gross margin was negatively impacted by 9.1% related to available unused capacity costs of $9.8 million in the first nine months of fiscal 2011. The primary cost components of our carbon fiber and technical fiber segments are ACN, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production, and energy. ACN costs were at historical highs during the first nine months of the current calendar year due to high demand in Asia and reduced supply related to facility maintenance.  ACN prices now appear to be trending downward as supply and demand come back into alignment.

Operating expenses.  Our operating expenses are driven by headcount and related administrative costs, marketing costs and research and development costs. We monitor headcount levels in specific geographic and operational areas. We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.

 Cash flow from operating activities.  Operating activities used cash of $2.0 million in the first nine months of fiscal 2011as we built inventory in anticipation of increased sales. We generated cash of $9.6 million in the first nine months of 2010.   Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital. Management has chosen to build inventory levels during the third quarter of fiscal 2011 in anticipation of increased sales during the last quarter of fiscal 2011 and fiscal 2012 which has resulted in our operating activities using cash.

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

The decline in revenue during fiscal 2010 was primarily due to pricing decreases effective early in the fiscal year resulting from market pressures. During fiscal 2010, the commercial carbon fibers markets we serve continued to be negatively impacted by the recessionary economic conditions in the United States and international economies. These market conditions and over-supply of carbon fiber constrained pricing levels during fiscal 2010. The cost of ACN, increased substantially during fiscal 2010 and 2011. During the first nine months of fiscal 2011, we noted overall carbon fiber market demand starting to firm. In addition, demand for technical fiber has increased. We also implemented some price increases in the second quarter of fiscal 2011 reflecting to some degree this growing demand and also higher cost ACN. Management continues to believe that the demand for our products will grow during the remainder of fiscal 2011 and 2012.  During the third quarter of fiscal 2011, management chose to build inventory levels to ensure that we are well positioned to supply anticipated increased demand.

In addition to the adverse impact of the global economic downturn and increased raw material prices, three other key factors in 2010 and 2011 have affected our operating earnings and margins. First, wind energy showed a growth rate in calendar year 2010 of 23.6%, the lowest growth since 2004 and the second lowest growth of the past decade. Second, market conditions and over-supply of carbon fiber depressed prices and caused a decline in revenue. Third, available unused capacity was responsible for $12.8 million in unallocated costs (including depreciation) during fiscal 2010 and $9.8 million in the nine months ended June 30, 2011, without contributing to revenues or gross profit. While we are confident that the additional capacity will be quickly absorbed when the wind energy business returns to a more robust growth rate and new customers and applications develop, available unused capacity will continue to negatively impact gross margins and operating income until then. We could take steps to significantly reduce these charges in the future, but we view incurring these charges as an investment in maintaining our facilities and core staff in a ready mode to minimize the cost and time to restart facilities as market conditions change.  The starting of our lines in Mexico can be expected to reduce this cost in the future.

During May 2011, we started our operations in Mexico to assure that its precursor and carbon fiber lines are ready to perform as we anticipate significant sales increases to materialize.  These lines all appear to be operating as expected; and we believe we will not experience difficulties in meeting anticipated demand such as those that occurred in 2005 and 2006.

In the current business environment, management has continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers used as low-cost but high performance reinforcements for composites. Management primarily emphasized the following areas:

●
Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in Asia and South America.

●
Business Development in Emerging Applications.  We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In addition to producing carbon fibers for the existing prepreg technology used by many of our large wind turbine customers, we have recently begun shipments of carbon fibers qualified for use in the infusion process utilized by other wind turbine blade manufacturers. We have also developed new and improved manufacturing processes for some of our customers that reduce their processing times by up to 50%.  We also are seeking to qualify our products for use in aerospace secondary structures such as floor, luggage bins and seats, and anticipate increased sales in this market as the design of new jetliners concentrates on weight reduction.

●
Operating Cash Flow and Cash Management.   We reported negative operating cash flow of $3.2 million during the first nine months of fiscal 2011, compared to positive operating cash flow of $9.6 million during the first nine months of fiscal 2010. Increased inventory levels in anticipation of higher sales reduced cash by $7.7 million. Increased accounts receivable attributable to sales growth reduced cash by $4.5 million during the first nine months of fiscal 2011. We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding.  The Company reported $5.2 million of capital expenditures during the first nine months of fiscal 2011.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

The Company's sales decreased 9.1%, or $3.8 million, to $38.6 million in the third quarter of fiscal 2011 from $42.4 million in the third quarter of fiscal 2010. Carbon fiber sales decreased 16.5%, or $5.8 million, to $29.5 million in the third quarter of fiscal 2011 from $35.3 million in the third quarter of fiscal 2010. This decrease was due to the large customer order rated in the prior year quarter which fluctuated significantly during the interim period of fiscal 2010. Technical fiber sales increased 26.3%, or $1.8 million, to $8.6 million in the third quarter of fiscal 2011 from $6.8 million in the third quarter of fiscal 2010 due to increased shipments to aircraft brake customers.

The Company's cost of sales decreased by 9.7%, or $3.7 million, to $34.1million in the third quarter of fiscal 2011 from $37.8 million in the third quarter of fiscal 2010. Carbon fiber cost of sales decreased by 19.0%, or $6.1 million, to $26.0 million for the third quarter of fiscal 2011 from $32.1 million for the third quarter of fiscal 2010 as a result of the decrease in carbon fiber sales of 16.5% discussed above. Technical fiber cost of sales increased 38.2%, or $2.1 million, to $7.6 million for the third quarter of fiscal 2011 from $5.5 million for the third quarter of fiscal 2010 as a result of the increased sales noted above and the increase in raw material costs.

Included in the Company’s cost of sales were available unused capacity costs of $3.3 million in the third quarter of fiscal 2011 compared to $3.5 million in the third quarter of fiscal 2010. During the third quarter of fiscal 2011 and 2010, these costs were comprised of fixed production costs allocated to manufacturing lines which were producing below normal. The largest portion of this cost relates to our Mexico manufacturing facility. During the third quarter of fiscal 2011, we began production of precursor and carbon fiber at this plant.. The Company believes maintaining and enhancing this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.

The Company's gross profit decreased by $0.2 million to $4.5 million, or 11.5% of sales in the third quarter of fiscal 2011 from $4.7 million, or 11.0% of sales in the third quarter of fiscal 2010. Carbon fiber gross profit percentage increased to 11.6% for the third quarter of fiscal 2011 compared to 9.0% for the third quarter of fiscal 2010. Carbon fiber gross profit increased to $3.4 million from $3.2 million during these respective periods. The increases in carbon fiber gross profit and gross profit percentage resulted primarily from price increases to key customers and decreases in cost of sales for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Technical fiber gross profit decreased to $1.0 million, or 11.2% of sales, in the third quarter of fiscal 2011 from $1.3 million, or 19.4% of sales, in the third quarter of fiscal 2010. The decreases in technical fiber gross profit and margin resulted from increased cost of sales related to raw material costs and product mix. The corporate/other products segments reported gross profit of $0.1 million for the third quarter of fiscal 2011 compared to $0.2 million for the third quarter of fiscal 2010.

Application and market development costs were $2.3 million for the third quarter of fiscal 2011 and $2.1 million for the third quarter of fiscal 2010. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses for continuing operations were $3.4 million in the third quarter of fiscal 2011 compared to $3.5 million in the third quarter of fiscal 2010. The Company recorded less than $0.1 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the third quarter of fiscal 2011, a decrease of $0.4 million from the expense of $0.5 million in the third quarter of fiscal 2010. Employee costs increased by $0.2 million in the third quarter of fiscal 2011 compared to fiscal 2010 due to increased sales and operations headcount.

Operating loss from the third quarter of fiscal 2011 was $1.2 million, an increase of $0.3 million from the operating loss of $0.9 million incurred during the third quarter of fiscal 2010. This additional loss resulted primarily from a decrease in gross profit of $0.2 million and additional research and development costs of $0.1 million. Carbon fiber operating income increased to $1.4 million in the third quarter of fiscal 2011 from income of $1.3 million in the third quarter of fiscal 2010. The improvement resulted primarily from higher gross profit as discussed above. Operating income from technical fibers declined to $0.7 million in the third quarter of fiscal 2011 from $1.1 million in the third quarter of fiscal 2010. The decline in technical fiber operating income resulted from the decrease in gross profit described above. Other products/ headquarters operating loss increased to a loss of $3.3 million in the third quarter of fiscal 2011 from a loss of $3.2 million in the third quarter of fiscal 2010.

Interest expense, net, was less than $0.1 million in the third quarter of fiscal 2011 compared to $0.1 million in the third quarter of fiscal 2010.

Loss on foreign currency translations increased to $0.9 million for the third quarter of fiscal 2011, compared to $0.4 million for the third quarter of fiscal 2010. During the third quarter of fiscal 2011 and 2010, the Euro and the US dollar weakened against the HUF. As most of the Company’s accounts receivable are denominated in Euros and U.S. dollars, the weakening in value resulted in a loss recognized by our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Other expense, net, was $0.2 million in the third quarter of fiscal 2011 compared to income of $0.2 million for the third quarter of fiscal 2010. Other expense, net consists primarily of miscellaneous fees, revenues and asset write-offs in Hungary.

Gain on liabilities carried at fair value was $1.1 million in the third quarter of fiscal 2011 compared to $0.7 million in the third quarter of fiscal 2010 (see   “– Liquidity and Capital Resources – Fair Value Instruments and Fair Value Measurements”).

Income tax expense was $0.3 million for the third quarter of fiscal 2011 compared to an expense of less than $0.1 million for the third quarter of fiscal 2010. During the third quarter of fiscal 2011, $0.1 million of expense was incurred related to the local Hungarian municipality tax and less than $0.1 million of expense was recorded related to U.S. and Mexico minimum tax payments. A tax expense of  $0.2 million was recorded related to an increase in Hungary’s deferred tax position. During the third quarter of fiscal 2010, income tax expense of $0.3 million was incurred related to the local Hungarian municipality tax.   An additional income tax benefit of $0.4 million was recorded during the third quarter of fiscal 2010 related to the net operating loss for the Hungarian subsidiary.  The Company accrued approximately $0.1 million in state and local income taxes in the U.S. and Mexico.

The foregoing resulted in net loss of $1.5 million for the third quarter of fiscal 2011 compared to a loss of $0.4 million for the third quarter of fiscal 2010. Similarly, the Company reported loss per share of $0.04 and $0.01 per share on a basic and diluted basis for the third quarter of fiscal 2011 and 2010, respectively. The weighted average basic common shares outstanding were 34.4 million for the third quarters of both fiscal 2011 and 2010.

NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO NINE MONTHS ENDED JUNE 30, 2010

The Company’s sales increased 11.5%, or $11.2 million, to $108.5 million in the first nine months of fiscal 2011 from $97.3 million in the first nine months of fiscal 2010. This increase was due to increased volumes shipped for wind turbine and composite intermediate applications as well as price increases implemented during the second quarter of fiscal 2011.

Carbon fiber sales increased 7.3%, or $5.8 million, to $84.6 million in the first nine months of fiscal 2011 from $78.9 million in the first nine months of fiscal 2010. Technical fiber sales increased 30.1%, or $5.1 million, to $22.3 million in the first nine months of fiscal 2011 from $17.2 million in the first nine months of fiscal 2010. Technical fiber sales increased as shipments to primary aircraft brake customers increased.

The Company’s cost of sales increased by 11.8%, or $10.3 million, to $97.6 million in the first nine months of fiscal 2011 from $87.3 million in the first nine months of fiscal 2010. The increase in cost of sales reflected increased sales of 11.5% discussed above and increased raw material costs. Carbon fiber cost of sales increased by 7.5%, or $5.4 million, to $77.0 million for the first nine months of fiscal 2011 from $71.6 million for the first nine months of fiscal 2010. The increase in carbon fiber cost of sales reflected increased sales of 7.3% discussed above. Technical fiber cost of sales increased by 33.5%, or $4.9 million, to $19.5 million for the first nine months of fiscal 2011 from $14.6 million for the first nine months of fiscal 2010.

Included in the Company’s cost of sales were available unused capacity costs of $9.8 million and $10.5 million for the first nine months of fiscal 2011 and 2010, respectively. During the third quarter of fiscal 2011, we began production of precursor and carbon fiber at our Mexico facility. The Company believes maintaining and enhancing this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions.

The Company’s gross profit increased by 9.2%, or $0.9 million, to $11.0 million, or 10.1% of sales for the first nine months of fiscal 2011 from $10.1 million, or 10.1% of sales in the first nine months of fiscal 2010. Carbon fiber gross profit margin decreased to 9.0% for the first nine months of fiscal 2011 compared to 9.1% for the first nine months of fiscal 2010. Carbon fiber gross profit increased to $7.6 million from $7.2 million during these respective periods. The decrease in gross profit percentage resulted primarily from increased raw material costs and available unused capacity costs during the first nine months of fiscal 2011 compared to the corresponding period of fiscal 2010. Technical fiber gross profit increased to $2.8 million, or 12.6% of sales, in the first nine months of fiscal 2011 from $2.5 million, or 14.8% of sales, during the corresponding period of fiscal 2010. The increase in gross profit resulted from the increase in sales discussed above.  The decrease in technical fiber gross profit percentage resulted from increased raw material costs and product mix. The corporate/other products segment reported a gross profit of $0.6 million for the first nine months of fiscal 2011 compared to $0.3 million for the first nine months of 2010.

Application and market development costs increased by $0.4 million to $6.4 million in the first nine months of fiscal 2011 from $6.0 million in the first nine months of fiscal 2010. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses for decreased by $2.4 million to $10.3 million in the first nine months of fiscal 2011 from $12.7 million in the first nine months of fiscal 2010. The decrease was related to a decrease of $1.3 million for the cost of employee services received in exchange for equity instruments under ASC 718 during the first nine months of fiscal 2011compared to the first nine months of fiscal 2010. The decrease was also caused by a decrease of $0.7 million in salaries and other employee costs for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. During the third quarter of fiscal 2010, the Company realigned its organizational structure, assigning some management personnel from administrative roles to better focus on operations. Other professional fees decreased by $0.4 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

Operating loss from the first nine months of fiscal 2011 was $5.7 million, an improvement of $3.0 million from the operating loss of $8.7 million incurred during the first nine months of fiscal 2010. This improvement resulted primarily from an increase in gross profit of $0.9 million and a decrease in selling, general and administrative expenses of $2.4 million, offset by and an increase in research and development expenses of $0.4 million. Carbon fiber operating income improved to $1.4 million in the first nine months of fiscal 2011 from income of $0.9 million in the first nine months of fiscal 2010. The improvement resulted from an increase in gross profit as discussed above. Operating income from technical fibers increased to $2.0 million in the first nine months of fiscal 2011 from $1.9 million in the first nine months of fiscal 2010. The increase in technical fiber operating income resulted from the increase in gross profit described above. Other products/ headquarters operating loss improved to a loss of $9.1 million in the first nine months of fiscal 2011 from a loss of $11.5 million in the first nine months of fiscal 2010. This was primarily due to the decrease in selling, general and administrative expenses as discussed above.

Interest expense, net, including amortization of financing fees and debt discounts was $0.1 million in the first nine months of fiscal 2011 compared to $0.6 million in the first nine months of fiscal 2010. The difference was related to amortization of financing fees and debt discounts, which are non-cash expenses and interest expense. There were no expenses for the first nine months of fiscal 2011 compared to $0.3 million for the first nine months of fiscal 2010 (see  “– Liquidity and Capital Resources”) due to repayment of debt. As the convertible debt has been repaid, interest on the related debt has been eliminated.

 Loss on foreign currency translations increased to a loss of $1.9 million for the first nine months of fiscal 2011, compared to loss of $0.4 million for the first nine months of fiscal 2010. During the first nine months of fiscal 2011, the HUF strengthened in value against the Euro and U.S. dollar. As most of the Company’s accounts receivable are denominated in Euros and U.S. dollars, the weakening in value over the first nine months of fiscal 2011 resulted in a loss recognized in our Hungarian subsidiary. During the first nine months of fiscal 2010, the Euro and the U.S. dollar gained in value against the HUF. As most of the Company’s accounts receivables are denominated in Euros, the strengthening value over the first nine months of fiscal 2010 resulted in a gain recognized in our Hungarian subsidiary. However, this gain during fiscal 2010 was offset by currency losses incurred related to U.S. dollar-denominated intercompany payables, which resulted in a recognized loss. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was $0.4 million in the first nine months of fiscal 2011 compared to $0.5 million for the first nine months of fiscal 2010. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary.

Gain on fair value liabilities was $0.6 million in the first nine months of fiscal 2011 compared to a gain of $1.9 million in the first nine months of fiscal 2010 due to the adoption of ASC 815 (see   “– Liquidity and Capital Resources – Fair Value Instruments and Fair Value Measurements”).

Income tax expense was $0.5 million for the first nine months of fiscal 2011 compared to a benefit of $2.4 million for the first nine months of fiscal 2010. During the first quarter of fiscal 2011, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law which makes effective a flat 10% corporate rate for fiscal years beginning after January 1, 2013. Income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and US income taxes. A tax benefit of approximately $0.1 million was recorded related to an increase in Hungary’s deferred tax position. During fiscal 2010, income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and US state income taxes. This expense was offset by the release of a $2.3 million reserve on the Company’s uncertain tax positions and a $0.3 million tax benefit related to the change in the Hungarian effective tax rate from 16% to 19%. An additional income tax benefit was recorded during fiscal 2010 related to the net operating loss for the Hungarian subsidiary.

The foregoing resulted in a net loss of $8.1 million for the first nine months of fiscal 2011 compared to net loss of $5.9 million for the first nine months of fiscal 2010. Similarly, the Company reported loss per share of $0.24 and $0.17 on a basic and diluted basis for the first nine months of fiscal 2011 and 2010, respectively. The weighted average basic common shares outstanding were 34.4 million for the year-to-date periods of both fiscal 2011 and 2010.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and anticipated credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2011.

Cash Provided (Used) In Continuing Operating Activities

Operating activities used $3.2 of cash for the first nine months of fiscal 2011. Increased inventory levels in anticipation of higher sales reduced cash by $7.7 million.  Cash flows were positively affected by depreciation of $13.1 million for the first nine months of fiscal 2011, which was included in the operating loss of $8.1 million. Accounts receivables increased by $4.5 million during the first nine months of fiscal 2011, reflecting sales growth. Payables and accrued expenses increased by $2.9 million.

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

 Cash Used In Investing Activities

Net cash used in investing activities for the first nine months of fiscal 2011 was $4.6 million, which consisted of capital expenditures on existing production lines and new equipment. Approximately $10.2 million of the increase in property and equipment, net was caused by the increase in value of the HUF, which is the functional currency of our Hungarian operations.  Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber and technical fiber production capacity.

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

Cash Used By Financing Activities

Net cash provided by financing activities was $3.9 million for the first nine months of fiscal 2011 resulting from borrowing of credit lines and cash settlement of restricted shares. Net cash used by financing activities was $8.9 million for the first nine months of fiscal 2010 resulting primarily from repayment of convertible debt and lines of credit.

Credit Facilities

U.S. Operations -  The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2012. There were $5.1 million in borrowings as of June 30, 2011, with $4.9 million of availability.  There are no financial covenants associated with this facility.

Hungarian Operations - The Company's Hungarian subsidiary has a credit facility with a Hungarian bank, which now expires on August 30, 2011. Based on our existing relationships with our lenders and our current financial condition, we believe that we will be able to extend these credit facilities beyond their current expiration dates or, if necessary, replace these facilities. The overdraft facility has a total commitment of the lesser of 1.9 billion Hungarian Forint (“HUF”) ($10.3 million as of June 30, 2011) or a borrowing base ($6.8 million as of June 30, 2011). There were no borrowings under this credit facility at June 30, 2011. There are no financial covenants associated with this facility.

Hungarian Grant

                 The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the June 30, 2011 exchange rate, is approximately $15.8 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of June 30, 2011, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

                The Hungarian subsidiary may be required to pay back all or a portion of the grant if, among other things, the Hungarian subsidiary:  fails to obtain revenue targets; fails to employ an average annual staff of 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes an untrue statement or supplies false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement.

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

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumption as of June 30, 2011:

	July 2006	October 2006	December 2006
Warrants issued	34,370 shares	102,835 shares	827,789 shares
Expiration of warrants	July 2011	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06	$28.06
Expected remaining life of warrants (in years)	0.02	0.32	1.46
Risk-free interest rate	0.02%	0.02%	0.19%
Stock volatility	70.95%	70.95%	70.95%
Dividend yield	0.00%	0.00%	0.00%

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

At June 30, 2011, the Company remeasured the outstanding warrant liability and recorded a fair value of $0.7 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $1.1 million and $0.6 million for the three and nine months ended June 30, 2011, respectively.

Beginning in the quarter ended June 30, 2010, the Company determined that liability classification of its restricted shares was appropriate based on the recent trend of settling restricted shares in cash. The unamortized fair value of the restricted shares was reclassified from equity to a liability carried at fair value on April 1, 2010. The fair value of the restricted shares is determined using the current market price for the shares and an estimated forfeiture rate, an unobservable input. Although the market price of the shares is based on quoted market prices in an active market, the forfeiture rate is considered to be a significant input and therefore we have deemed the liability associated with the restricted shares to be Level 3.

The fair value of warrants and restricted shares outstanding as of June 30, 2011 was as follows (amounts in thousands, except share and per share amounts):

		Shares		Fair Value Measurements at June 30, 2011
Description	Fair Value Per Share	Issuable Upon Exercise	June 30, 2011	Level 1	Level 2	Level 3

Warrants -- Date of Issuance

July 2006	-	34,370	-	-	-	-
October 2006	0.020	102,835	2	-	-	2
December 2006	0.880	827,789	726	-	-	726

Restricted Shares			133	-	-	133

Total			$861	$-	$-	$861

The warrants balance decreased by $0.6 million related to expiration of warrants and a change in fair value to $0.7 million at June 30, 2011, from $1.3 million at September 30, 2010. The restricted shares balance decreased by $0.1 million related to the settlements of vested restricted shares and the decrease in fair value for a total balance of $0.1 million at June 30, 2011, from $0.2 million at September 30, 2010.  The outstanding balance of restricted stock shares outstanding was 30,000 shares at June 30, 2011.  These shares granted in fiscal 2009 vest 50% in December 2011 and 50% in December 2012,

Earnings Per Share

In accordance with ASC 260, the Company has evaluated its diluted loss per share calculation. The Company has outstanding warrants and stock options at June 30, 2011, and outstanding warrants, convertible debt and stock options at June 30, 2010, which are not included in the determination of diluted loss per because these shares are anti-dilutive. Had these securities been dilutive, less than  0.1 million additional shares would have been included in the Company’s diluted loss per share calculation for both years.

The following is the net loss per share for the three and nine months ended June 30, 2011 and 2010, respectively (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Numerators:
Net loss	$(1,461)	$(444)	$(8,130)	$(5,913)

Denominators:
Average shares outstanding – basic	34,373	34,405	34,382	34,416
Impact of convertible debt, warrants and stock options	-	-	-	-
Average shares outstanding – diluted	34,373	34,405	34,382	34,416

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.24)	$(0.17)

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

As of June 30, 2011, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in US dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the US dollar at June 30, 2011 and 2010 amounted to $10.8 million. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

    As of June 30, 2011, the Company had a long-term loan of $50.6 million to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the US dollar at June 30, 2011 because Zoltek de Mexico’s functional currency is the US dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

*  *  *

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) . The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2011, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

Zoltek Companies, Inc. (Registrant)
Date: August 9, 2011	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX
Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed "furnished" and not "filed".