Form 10-K
period 2011-09-30
ZOLTEK COMPANIES INC
filed 2011-11-30
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-20600

ZOLTEK COMPANIES, INC.
 (Exact name of registrant as specified in its charter)

Missouri	43-1311101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 McKelvey Road,
St. Louis, Missouri 63044
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (314) 291-5110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.01Par Value Per Share	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2011: approximately $367,977,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 28, 2011: 34,368,192 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated Part of this Report:

Document	Part of Form 10-K

Proxy Statement for the 2012
Annual Meeting of Shareholders	III

ZOLTEK COMPANIES, INC.
INDEX

Part I.

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings

Part II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants in Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services

Part IV.
Item 15.	Exhibits and Financial Statement Schedules
Signatures
Exhibit Index

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and the information incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "—Special Note Regarding Forward-Looking Statements."

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

Overview

We led the development of the carbon fiber commercialization concept and we believe we are the largest manufacturer primarily focused on producing low-cost carbon fibers for commercial applications. We have spent over 15 years developing and refining our proprietary technology and manufacturing processes and building capacity. Until fiscal 2004, the high cost of carbon fibers tended to preclude all but the most demanding applications, limiting carbon fiber use primarily to aerospace and sporting goods applications.

From 2005 to 2007, there was a significant increase in demand for carbon fibers from the aerospace and commercial manufacturing industries. Airbus and Boeing initiated production of new generation aircraft utilizing carbon fiber composites in critical primary airframe structures (e.g., fuselage and wings). At about the same time, the adoption of carbon fibers in longer wind turbine blades created a new demand for commercial carbon fibers. The combination of these two developments triggered a significant divergence of the aerospace and commercial carbon fibers applications.

The adaptation of carbon fibers in wind turbine applications led to a dramatic increase in demand for our carbon fibers in fiscal 2006 and 2007. For a short time we strained to meet all of the demand from our wind energy customers and projections for growth were very optimistic. When we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. In view of these projections and the general carbon fiber supply shortages, we embarked on an expedited capacity expansion which we completed in fiscal 2008. As a result we now have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications.

Zoltek’s mission to commercialize carbon fibers has proven successful over the past several years, but the development of large volume applications has been constrained because converting commercial carbon fibers to a finished product depends to a large degree on a fragmented and inefficient supply chain. Consequently, we are taking the next step in the commercialization process. We are designing new equipment and developing new processing methods to support the commercialization strategy. The goal is to develop higher-throughput, lower-cost conversion methods designed to consolidate the supply chain and open new market applications. These value-added, or “composite intermediate” products and processes, are being developed by Zoltek’s research and development (R&D) group.

In April 2010, Zoltek announced the formation of Zoltek Automotive, a subsidiary established to accelerate the incorporation of carbon fiber products into automotive applications. Zoltek Automotive seeks to lead the commercialization effort in the automotive applications, which we believe will ultimately be the largest user of carbon fibers. This group will incorporate the new developments in process equipment and manufacturing techniques into the automotive manufacturing applications.

We are aggressively marketing to obtain new business in both existing and new applications. New applications tend to require relatively long sales cycles due to the qualification of carbon fibers into new product developments manufacturing and engineering. Targeted application areas include wind energy, deep sea drilling, infrastructure, aerospace secondary structures, automotive and aircraft brakes. During 2010, we added additional sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success through new customers and sales in those regions. During fiscal 2011, our sales increased by 18.1% as we have strengthened our customer base and we lessened our reliance on large customers.

In order to manage our business, we focus on two separate business segments: carbon fibers and  technical fibers (oxidized acrylic fibers).We also manage the corporate/other segment which consists of ancillary activities not directly related to the carbon fiber or technical fiber segments. In March 2011, we realigned our sales department to focus on three areas: wind energy, composite intermediates and technical fibers. This is in addition to Zoltek Automotive, which we established to be a major application development unit. The purpose of this reorganization is to better align Zoltek resources with specific market opportunities and anticipated future growth.

Business Strategy

Our business model focuses on low and sustainable pricing facilitated by low production costs, rapidly scalable capacity and a product line that offers various value-added product and process enhancements.

The principal elements of our business strategy include the following:

Sustainable Price Leadership.   We market carbon fibers for use as a base reinforcement material in composites at sustainable price levels resulting in predictable composite costs per unit of strength and stiffness that compare favorably with alternative base construction materials. We also believe our proprietary process and equipment design technology enable us to produce carbon fibers at costs substantially lower than those generally prevailing in the industry and to supply carbon fibers for applications that are not economically viable for our higher-cost competitors. We believe that, with our targeted cost structure, we can maintain sustainable pricing that makes it attractive for customers to commit to high-volume applications.

Support for New Commercial Markets and Applications Development.   To further accelerate the commercialization of carbon fibers and carbon fiber composites across a broad range of mass-market applications, we have pursued various initiatives, including partnerships with potential users of carbon fibers to act as catalysts in the development of new low-cost, high-volume products. We believe that our supply relationships with customers for wind energy applications are the direct result of these development efforts. These efforts were recognized as Zoltek was named 2010 “Supplier of the Year” by Vestas Blades A/S, the blade manufacturing division of Vestas Wind Systems A/S.

Our objective is to develop methods to efficiently introduce our carbon fiber into various composite manufacturing processes.  As an example,  Zoltek continues to advance the development of process equipment and design of downstream products, such as our prepreg (carbon fiber pre-impregnated with bonding resin) production. We seek to supplant inefficient non-value added players in the supply chain to more directly support our customer needs. Zoltek’s goal is to become the largest carbon fiber prepreg manufacturer in the world.

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

Development of Model for Supporting Long-Term Accelerating Growth. Our industry currently has no established means for supplying identified large scale applications for which carbon fiber composites have been proven to offer transformational technology, such as structural use in mass produced cars to increase fuel efficiency through reduced weight and improved safety due to superior strength and stiffness. Accordingly, in addition to developing a global footprint of our own, Zoltek is seeking to leverage its proprietary expertise by developing a business model with the goal of proliferating carbon fiber technology to new customers in capital intensive industries who desire to partner with us to invest in the plants necessary to launch these high volume applications. Although we expect it will take some time and our approach will evolve to address opportunities as they develop, we believe this strategy ultimately could support a quantum leap in the commercial carbon fiber industry.

Targeted Applications

We have identified targeted applications for our products with high growth potential across a variety of industries. Among them are:

•	Wind Energy

According to the Global Wind Energy Council (GWEC), the total market for wind turbines was approximately 50 billion Euros ($72 billion) in 2010.  GWEC predicts that in 2013, global wind generating capacity will stand at 341 GW, up from 197 GW at the end of 2010.  In 2010, China surpassed the United States and became the country with the world’s leading wind power generating capacity. We believe that Asia, particularly China, will continue to see tremendous growth in wind energy over the next ten years.  Zoltek believes that as the industry moves to supply off-shore wind turbines that are larger in size, they will continue to incorporate more carbon fibers into their designs.  This means that the underlying carbon fiber demand for wind turbine applications should grow at a faster rate than the wind market itself.

Large and more efficient wind turbines represent a faster growing segment of the industry. These turbines require the use of carbon fibers, generally for turbine blades 40 meters or longer.  Zoltek believes it is the leading supplier of the low-cost, high-performance carbon fibers used in building the largest and most advanced of these wind turbines.

•	Automotive

Zoltek believes automotive applications are destined to become the largest user of carbon fibers. For years there has been an upward trend in the use of carbon fiber reinforced composites in the manufacture of small-volume and many times hand-made cars. Examples include the Tesla which uses Zoltek fibers for the entire car and the Corvette which use Zoltek carbon fibers for a few specialized parts. While these applications have been growing steadily, we believe the real explosion in demand will come from expanded adaptation of carbon fiber composites into large scale series models produced on an assembly line. Carbon fiber composites in automotive applications are suitable for structural components such as front-end modules, leaf springs and many other chasis components.

In fiscal 2010, Zoltek formed a new subsidiary, Zoltek Automotive, LLC, to speed development of volume automotive applications for large-tow carbon fiber.  Our objective is to make the adaptation of carbon fiber technology and processes easy and efficient for automotive companies and their suppliers by developing new production methods that will enable customers to fabricate cost-effective carbon fiber intermediate products.  To this end, Zoltek Automotive, LLC is working directly with tier one automotive suppliers on advancing this technology and assisting them in the utilization of carbon fiber with existing and new manufacturing machinery and processes.

•	Aircraft Brakes

We believe our technical fibers segment is the largest supplier of carbon and technical fibers to the leading manufacturers of aircraft brakes. A substantial majority of commercial and defense aircraft has incorporated carbon-carbon brakes into their design due to their superior heat resistance, friction properties and light weight. This business should continue to afford a steady revenue stream with significant growth potential.

•	Deep Sea Drilling

As the price of oil on the world market continues to fluctuate, oil exploration companies have moved out into deepwater, developing reserves beneath the ocean floor a mile or more below the water’s surface. As a result, demand for strong yet lightweight materials able to stand up to the harsh subsea environment has increased, with a corresponding peak of interest in composites. One of those growth areas has been in buoyancy modules. In another application, a major producer of deepwater umbilicals has tested composite rods utilizing our carbon fibers in fabrication of umbilical products and found them to deliver equal or superior performance at affordable cost, compared to composite rods utilizing aerospace grade carbon fibers. The composite rods are designed to demonstrate the ability to succeed where steel cables begin to fail — in counteracting the greater axial loads encountered in ultra deepwater, meaning depths exceeding 7,500 feet. At these depths, steel is subject to deformation or stretching. Ongoing development work is also being performed on other products like tethers, riser pipes, and choke and kill lines. Additional test projects are being planned to demonstrate the effectiveness of carbon fibers in these and other deep sea drilling applications.

•	Infrastructure

Zoltek is pursuing the market for refurbishment or repair of concrete structural components in bridges, columns, and buildings that were not adequately designed or have deteriorated due to corrosion or time. We believe use of our products for these repairs will reduce maintenance costs and reduce the strain placed on the infrastructure.  Our non-corrosive materials are designed for long-term performance and are less expensive which allows for more repairs on a fixed budget.

•	Thermoplastics

Zoltek is undergoing a major initiative to produce thermoplastic materials from chopped fibers as they are considered the ultimate best material for automotive structural parts such as front end systems.  Thermoplastics are now used in electronics, such as hard disk drives, printer applications, medical applications, and anti-static or conductive plastic applications.  However, when carbon fiber-reinforced thermoplastics products migrate into structural applications, use of these products will accelerate.
•	Aerospace Secondary Structures

Zoltek is actively pursuing a new market with large-volume potential: sales of carbon fiber to leading airplane makers for use in secondary structures such as floors, luggage bins and seats. We believe airplane manufacturers are concerned about future availability and pricing of large quantities of carbon fibers, as all newly designed commercial planes will incorporate extensive utilization of carbon fiber composites. Zoltek can offer considerably lower cost structures than the manufacturers of aerospace-grade carbon fibers and we also have the competitive advantage of being able to deliver large volumes of carbon fibers on a timely basis. Airplane makers are looking for every possible opportunity to reduce fuel burn by eliminating weight, but they are also concerned about their competitive position. They have already turned to carbon fiber for making the flight-worthy primary structures of their most advanced airplanes, and now they are interested in ways to make other structures that use super-lightweight carbon fiber composites.  Boeing has completed a project to build their 787 Dreamliner which has led to unprecedented use of carbon fiber composites for a commercial aircraft.

Customers

In fiscal 2011, 2010 and 2009, we reported net sales of $42.7 million, $49.5 million, and $74.2 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer, which represented 28.1%, 38.6%, and 53.6% of our net sales, respectively, during such periods. In fiscal 2011, we also reported net sales of $15.8 million, which represented 10.4% of our net sales, to Saertex GMBH & Company, a manufacturer of fabrics for the composite industry, including materials for production of wind turbine blades.

The related open accounts receivable balances for Vestas Wind Systems at September 30, 2011 and 2010 were $15.0 million and $11.0 million, respectively. Saertex GMBH & Company had no open accounts receivable balances at September 30, 2011. These were the only customers that represented greater than 10% of consolidated net sales during these years. We continue to make efforts to expand our customer base through new downstream product offerings and expanded sales efforts that result in reducing our reliance on any one customer.

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

Company Operations

We have manufacturing plants in Nyergesujfalu, Hungary, Guadalajara, Mexico, Abilene, Texas and St. Charles, Missouri. Our plant in Hungary is our major worldwide carbon fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and technical fibers. Our Texas plant houses carbon fiber manufacturing lines and value-added processing capabilities. Our Missouri plant is primarily dedicated to the production of technical fibers for aircraft brake and other friction applications and also produces limited amounts of carbon fibers. In addition, we have facilities in Salt Lake City, Utah where we design and build composite manufacturing equipment and produce resin pre-impregnated carbon fibers, called prepregs.

We acquired our facility in Guadalajara, Mexico in October 2007. This facility supplies our North American operations with low-cost precursor and serves as an additional site for worldwide carbon fiber production. The first phase of retrofitting the Mexican acrylic precursor plant and installation of carbon fibers lines has been completed. The plant began precursor and carbon fiber production in the second quarter of fiscal 2009, but due to economic and market conditions, we were forced to curtail production.  The plant restarted production in the third quarter of fiscal 2011. The Mexico plant, which we expect will eventually be our largest facility, substantially increases our capacity to produce low-cost carbon fibers on a timely and cost-effective basis.  It will further extend our leadership position in the commercial carbon fibers sector by improving the reliability of supply to our customers by serving as a duplicate facility to our Hungarian plant which potentially will qualify as two separate sources.

 Acrylic fiber precursor comprises a substantial portion of the total cost of producing carbon fibers. With the addition of our Mexico precursor facility, we believe we have ample supply of high quality, low-cost precursor to supply our foreseeable future requirements.

In October 2011, Zoltek purchased a building in St. Peters, Missouri to house our prepreg operations.  We began moving existing prepreg operations from Salt Lake City to this new facility in November 2011.  This facility will also be our primary R&D facility.
An element of our strategy is to offer customers value-added processing of the fibers that we produce. Our longer-term focus is on creating integrated solutions for large potential end users by working directly with carbon fiber customers in the primary applications that we target. We perform certain downstream processing, such as weaving, knitting, blending with other fibers, chopping and milling and preparation of pre-form, pre-cut stacks of fabric. The prepreg we manufacture is another downstream product. In addition, our Salt Lake City-based Entec Composite Machines subsidiary designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials.

 We also provide composite design and engineering for development of applications for carbon fiber reinforced composites. We reported research and development expenses of $8.6 million, $8.2 million and $7.6 million in fiscal 2011, 2010 and 2009, respectively. For historical financial information regarding our various business segments, see Note 4 of the Notes to Consolidated Financial Statements.

Competition

Our carbon fibers and technical fibers business segments compete with various other producers of carbon fibers. We believe we are the only publicly-held company that is a “pure-play” in carbon fibers, while all the other six principal competitors’ carbon fiber operations are a relatively small part of their total businesses. Our existing six major competitors have substantially greater research and development, marketing, financial and managerial resources than we do. We are aware of no single manufacturer of carbon fiber products that competes across all of our product lines and applications. We believe our business model distinguishes us from other carbon fiber manufacturers in supporting the long-term growth of the commercial carbon fiber market.

To varying degrees, depending on market conditions and supply, we compete with aerospace grade carbon fiber producers, such as Hexcel Corporation and Cytec Industries of the United States and Toray Group, Toho Tenax and Mitsubishi Chemical  of Japan. These carbon fiber producers tend to market higher cost products than our products, with a principal focus on aerospace structural and high price industrial applications. The aerospace carbon fiber manufacturers have tended to enter into direct competition with us primarily when they engage in significant discounting to protect their market share. SGL Carbon is the most direct competitor which also uses a textile-type precursor purchased from various suppliers. SGL is also our principal competitor in selling oxidized fiber. We manufacture our own textile-type precursor. We believe this provides us with a competitive edge as we are not dependent on a third party for this material. Our ability to source products from facilities in Hungary and Mexico allows us to pursue a much higher percentage of our primary customers’ business. Also, since we have expanded into Mexico we have diverse supply sources for our customers to minimize their supply risk. This allows us to better compete for sole source contracts.

The principal areas of competition for our carbon fibers and technical fibers business are sustainable price, quality, development of new applications and ability to reliably meet the customer’s volume requirements and qualifications for particular programs. Carbon fiber production also requires substantial capital expenditures for manufacturing plants and specialized equipment, know-how to economically manufacture carbon fibers to meet technical specifications and the ability to qualify carbon fibers for acceptable performance in downstream applications.

International

The Company conducts its carbon fiber products operations primarily in North America and Europe. The Company sells its carbon fibers globally. There are unique risks attendant to the Company's foreign operations, such as currency fluctuations. For additional information regarding our international operations, see Note 4 of the Notes to Consolidated Financial Statements.

Sources of Supply

As part of its growth strategy, the Company has developed its own precursor acrylic fibers, which are the principal raw material for all of its carbon fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

Environmental

The Company's operations generate various hazardous wastes, including gaseous, liquid and solid materials. The operations of the Company's carbon fibers and technical fibers business segments utilize thermal oxidation of various by-product streams designed to comply with applicable laws and regulations. The plants produce air emissions that are regulated and permitted by various environmental authorities. The plants are required to verify by performance tests that certain emission rates are not exceeded. The Company does not believe that compliance by its carbon fibers and technical fibers operations with applicable environmental regulations will have a material adverse effect upon the Company's future capital expenditure requirements, results of operations or competitive position. There can be no assurance, however, as to the effect of interpretation of current laws or future changes in federal, state or international environmental laws or regulations on the business segments’ results of operations or financial condition.

Employees

As of September 30, 2011, we employed approximately 459 persons in our North American operations and approximately 823 in our European operations.

Our U.S. employees are not represented by any collective bargaining organizations. By law, most employees in Hungary are represented by at least one labor union. At Zoltek Zrt., our Hungarian subsidiary, there are two active unions (some Zoltek Zrt. employees belong to both unions). Management meets with union representatives on a regular basis and there have not been any problems or major disagreements with either union in the past five years. At our Mexican subsidiary, employees are also represented by a union which was selected by our subsidiary. We believe that overall our employee relations are good.

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

This Annual Report on Form 10-K for fiscal 2011 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "~~—~~Special Note Regarding Forward Looking Statements."

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

This Form 10-K and the information incorporated by reference in this report also contain statements that are based on the current expectations of our Company. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber, precursor raw materials and prepregs and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; and (14) manage the risks identified under "Risk Factors" and elsewhere in our filings with the SEC.

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

Item 1A. Risk Factors

The following are certain risk factors that could affect Zoltek's business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those indicated in forward-looking statements. Before you invest in the Company’s securities, you should know that making such an investment involves a high degree of risk, including the risks described below. The risks that we have highlighted here are not the only ones that the Company faces. If any of the risks actually occur, the Company's business, financial condition, results of operations or cash flows could be negatively affected. In that case, the trading price of its securities could decline, and you may lose all or part of your investment.

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

We currently have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. Our capacity expansion resulted in excess capacity costs of $11.65 million in 2011. Our future profitability and growth will depend upon our ability to enter into supply relationships with new customers for existing applications utilizing our carbon fibers and the development of new markets for large-scale applications which incorporate our carbon fiber products. Development of new customers for existing applications and new markets for our carbon fiber products will require substantial technical, marketing and sales efforts and the expenditure of significant funds. Development of new markets for carbon fibers may not occur. Our business, operating results and financial condition could be materially and adversely affected if new customers and markets for our carbon fiber products do not develop.

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

For fiscal 2011, our largest customer represented approximately 28.1% of our revenue and our three next largest customers accounted for 26.2% of our revenue. We anticipate that significant customer concentration will continue for the foreseeable future, although the composition of our largest customers may change from period to period. A significant portion of our total sales in fiscal 2011 were to customers for wind energy applications. Significant changes in demand for our customers’ wind turbines, the shares of their requirements that are awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. Our contracts with certain customers allow them to terminate their agreements with us or require us to make substantial penalty payments in the event we fail to perform our obligations under our agreements with them. The loss of, or significant reduction in the purchases by, these customers or any other significant customers could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flows.

We reported net losses from continuing operations for fiscal 2011, 2010, 2009, 2007 and each of the five fiscal years preceding it.

Although we reported net income in fiscal 2008, we have reported losses from continuing operations of $7.1 million, $12.3 million, $17.1 million, $38.2 million, $65.8 million, $2.0 million, $4.2 million, $6.3 million and $3.6 million in fiscal years 2002, 2003, 2004, 2005, 2006, 2007, 2009, 2010 and 2011, respectively. If we continue to report net losses, our stock price likely will be adversely affected.

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

For fiscal 2011, approximately 52% of our revenues were derived from products supplied by our operations in Hungary. Our operations in Hungary and Mexico and our sales in other foreign countries are subject to risks associated with foreign operations and markets including the fact that many members of our senior management are resident in the United States, foreign currency fluctuations, changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer payment cycles for accounts receivable, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flows.

Our ability to fund and manage our anticipated growth will affect our operating results.

The growth in our business has placed, and is expected to continue to place, a significant strain on our management and operations. In order to effectively manage potential long-term growth and to reach growth targets, we will need to add to our carbon fiber manufacturing capacity, have access to adequate financial resources to fund significant capital expenditures and working capital requirements and maintain gross profit margins. We must also pursue a growth strategy and continue to strengthen our operations, including our financial and management information systems, and expanding, training and managing our employee workforce. There can be no assurance that we will be able to do so effectively or on a timely basis. Failure to do so could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flows. Additionally, in the event that we need to obtain debt financing in the future to fund our growth, recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.

Our operations are dependent upon our senior management and technical personnel.

Our future operating results depend upon the continued service of our senior management including our Chairman and Chief Executive Officer, Zsolt Rumy, and our technical personnel and management personnel in our domestic and international operations. Our future success will depend upon our continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense, and there can be no assurance that we will retain our key managerial and technical employees or that we will be successful in attracting, assimilating or retaining other highly qualified personnel in the future.

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

 A substantial portion of our raw materials are subject to price volatility and a significant portion of our manufacturing costs are energy costs. The cost of our primary raw material, ACN, increased by more than 100% between the end of fiscal 2009 and the end of fiscal 2010. We are not always able to increase product prices and, ultimately, pass on underlying cost increases to our customers. In addition, our competitors may be able to obtain raw materials at a lower cost than we can. Additional raw material and energy cost increases that we are not able to pass on to customers or the loss of a large number of customers to competitors as a result of price increases could have a material adverse effect on our future revenues and business, results of operations, financial condition or cash flows.

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

           We depend upon our proprietary technology that generally is not subject to patent protection. We rely principally upon trade secret and copyright laws to protect our proprietary technology. We regularly enter into confidentiality agreements with our key employees, customers and potential customers and limit access to and distribution of our trade secrets and other proprietary information. These measures may not be adequate to prevent misappropriation of our technology or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.

We may be obligated to repay a grant from the Hungarian government if certain conditions are not met.

In 2006, the Hungarian government pledged a grant of 2.9 billion Hungarian Forint (HUF) to Zoltek Zrt., our Hungarian subsidiary. Based on applicable exchange rates, the total value of such grant was approximately $13.5 million at September 30, 2011. As of September 30, 2011, Zoltek Zrt. had received an aggregate of approximately HUF 2.6 billion ($12.0 million) in funding pursuant to the grant.  The grant was used to provide a portion of the capital resources to modernize Zoltek Zrt.’s facility, establish research and development facilities and support buildup of manufacturing capacity of carbon fibers.  The grant contains various conditions under which Zoltek Zrt. may be required to pay back all or a portion of the grant, including, among other things, if Zoltek Zrt.: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Certain of these conditions contain targets that must be satisfied during a five-year measurement period from October 2012 to October 2017. We currently anticipate that Zoltek Zrt. will comply with the requirements of the grant agreement when the measurement period begins. However, if Zoltek Zrt. is unable to comply with them or enter into an amendment of the requirements, it would be required to pay back all or a portion of the grant funds, which could have a material adverse effect on our future revenues and business, results of operations, financial condition or cash flow.

Our existing lines of credit expire on December 30, 2011 and January 1, 2012 and failure to extend or replace these facilities could have a material adverse effect on us.

Our existing $5.5 million Hungarian line of credit and our $10.0 million U.S. line of credit expire on December 30, 2011 and January 1, 2012, respectively. Based on our existing relationships with our lenders and our current financial condition, we believe that we will be able to extend these credit facilities beyond their current expiration dates or, if necessary, replace them. The failure to extend or replace our credit facilities on favorable terms could have a material adverse effect on our business, operating results or financial condition.

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

Zsolt Rumy, our founder and principal shareholder, owns approximately 17.9% of outstanding shares of common stock. As a result, he has and will continue to have significant voting control over our company.

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

We may be obligated to repay a grant from the Hungarian government if certain conditions are not met.

In 2006, the Hungarian government pledged a grant of 2.9 billion HUF to Zoltek Zrt., our Hungarian subsidiary. Based on applicable exchange rates, the total value of such grant was approximately $13.5 million at September 30, 2011. As of September 30, 2011, Zoltek Zrt. had received an aggregate of approximately HUF 2.6 billion in funding pursuant to the grant.  The grant was used to provide a portion of the capital resources to modernize Zoltek Zrt.’s facility, establish research and development facilities, and support buildup of manufacturing capacity of carbon fibers.  The grant contains various provisions under which Zoltek Zrt. may be required to pay back all or a portion of the grant, including, among other things, Zoltek Zrt.: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Certain of these conditions contain targets that must be satisfied during a five-year measurement period from October 2012 to October 2017. We currently anticipate that Zoltek Zrt. will comply with the requirements of the grant agreement when the measurement period begins. However, if Zoltek Zrt. is unable to comply it would be required to pay back all or a portion of the grant funds, which could have a material adverse effect on our future revenues and business, results of operations, financial condition or cash flow.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's facilities are listed below and are considered to be suitable and adequate for its operations. Except as noted below, all the Company's properties are owned, subject to various mortgage loans.

		Approximate Area
Location	Use	(in square feet)	Status

St. Louis, Missouri	Administrative, marketing and central engineering offices	30,000	Owned

St. Charles, Missouri	Carbon and technical fiber manufacturing and R&D facility	107,000	Owned

St. Peters, Missouri	Carbon fiber prepreg manufacturing	135,000	Owned (as of October 14, 2011)

Abilene, Texas	Carbon fiber manufacturing and secondary processing	278,000	Owned

Salt Lake City, Utah I	Composite fabrication equipment design and manufacturing	65,000	Owned

Salt Lake City, Utah II	Carbon fiber prepreg manufacturing	35,000	Leased (expires December 31, 2011)

Nyergesujfalu, Hungary	Carbon and technical fiber, and acrylic fiber precursor manufacturing	2,000,000	Owned

Guadalajara, Mexico	Carbon fiber, and acrylic fiber precursor manufacturing	1,400,000	Owned

Item 3. Legal Proceedings

Legal contingencies have a high degree of uncertainty. When losses from contingencies can be estimated and become probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s financial condition, results of operations or liquidity. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.

The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these claims and lawsuits should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock (symbol: "ZOLT") is traded in the Nasdaq Global Select Market. The number of beneficial holders of the Company's stock is approximately 20,000, including shareholders whose shares are held in "nominee" or "street" names. As of September 30, 2011, there were 411 holders of record of the Company’s common stock. The Company has not paid cash dividends on any of its common stock and does not intend to pay cash dividends on common stock for the foreseeable future.

Set forth below are the high and low bid quotations as reported by the Nasdaq Global Select Market for the years indicated. Such prices reflect interdealer closing prices, without retail mark-up, markdown or commission:

	Fiscal year ended		Fiscal year ended
	September 30, 2011		September 30, 2010
	High	Low	High	Low
First Quarter	$11.79	$9.09	$11.24	$8.24
Second Quarter	15.95	11.13	10.74	7.00
Third Quarter	13.55	9.79	11.19	8.44
Fourth Quarter	11.63	6.43	10.84	8.05

On November 28, 2011 the last reported sale price of the Company’s common stock was $5.99  per share.

The following table shows the total number of outstanding options and shares available for future issuances of options under the Company's existing stock option plans as of September 30, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	444,587	$20.61	2,213,500

Equity compensation plans not approved by security holders	-	-	-

Total	444,587	$20.61	2,213,500

The Company currently has no equity compensation plans that are not approved by security holders.

Performance Graph

The graph below shows the cumulative total return on common stock for the period from September 30, 2006 through September 30, 2011, in comparison to the cumulative total return on Russell’s 2000 Index and a Nasdaq peer group that we are most comparable to in terms of size and nature of operations.  The results shown assume that $100 was invested on September 30, 2006 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of our common stock.

ASSUMES $100 INVESTED ON SEPTEMBER 30, 2006 IN
ZOLTEK COMPANIES, INC. COMMON STOCK,
THE NASDAQ INDUSTRIAL INDEX AND
THE RUSSELL 2000 INDEX

	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011
Zoltek Companies, Inc.	100.00	170.76	66.97	41.10	38.04	25.17
Nasdaq Industrial Index	100.00	119.89	87.62	84.91	99.70	125.16
The Russell 2000 Index	100.00	111.01	93.66	83.28	93.18	88.78

Item 6.  Selected Financial Data

ZOLTEK COMPANIES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

Statement of Operations Data:	Fiscal year ended September 30,
	2011	2010	2009	2008	2007
Net sales	$151,686	$128,464	$138,756	$185,616	$150,880
Cost of sales	133,985	115,172	108,096	134,393	107,506
Gross profit	17,701	13,292	30,660	51,223	43,374
Application and development costs	8,578	8,207	7,589	8,093	7,230
Litigation charge (1)	-	-	238	4,884	5,400
Selling, general and administrative expenses	13,852	15,649	19,438	18,239	12,635
Operating (loss) income from continuing operations	(4,729)	(10,564)	3,395	20,007	18,109
Other income (expense)	2,066	2,384	(5,492)	(7,150)	(18,095)
Income tax (expense) benefit	(911)	1,841	(2,105)	(5,416)	(1,986)
Net (loss) income from continuing operations	(3,574)	(6,339)	(4,202)	7,441	(1,972)
Discontinued operations:
Net loss on discontinued operations, net of taxes (2)	-	-	-	-	(545)

Net (loss) income	$(3,574)	$(6,339)	$(4,202)	$7,441	$(2,517)

Net (loss) income per share:
Basic and diluted (loss) income per share:
Continuing operations	$(0.10)	$(0.18)	$(0.12)	$0.22	$(0.07)
Discontinued operations	-	-	-	-	(0.02)

Total	$(0.10)	$(0.18)	$(0.12)	$0.22	$(0.09)

Weighted average common shares outstanding - basic	34,378	34,411	34,402	34,042	28,539
Weighted average common shares outstanding - diluted	34,378	34,411	34,402	34,172	28,539

Balance Sheet Data:	September 30,
	2011	2010	2009	2008	2007
Working capital (3)	$76,161	$71,972	$76,127	$76,000	$147,956
Total assets (3)	322,296	322,140	366,845	440,164	403,599
Current maturities of long-term debt and credit lines	8,394	981	16,436	12,601	13,813
Long-term debt, less current maturities	-	-	981	3,562	6,851
Shareholders' equity (3)	281,547	292,698	315,465	346,666	320,767

(1)
Litigation expenses in fiscal 2007 related to an action filed alleging a breach of obligations in an agreement with an investment banking firm and in fiscal 2008 and 2009 related to an action filed alleging a breach of a supply agreement.

(2)
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Zoltek, our operations and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:

Our Business -- a general description of the key drivers that affect our business, the industry in which we operate and the strategic initiatives on which we focus.

Results of Operations -- an analysis of our overall results of operations and segment results for the three fiscal years presented in our consolidated financial statements appears elsewhere in this report. We operate in two principal segments: carbon fiber and technical fiber. Other miscellaneous and corporate are combined into a third business segment called headquarters/other.

Liquidity and Capital Resources -- an analysis of cash flows, sources and uses of cash, contractual obligations, the potential impact of currency exchange and an overview of our financial condition.
Critical Accounting Estimates -- a description of accounting estimates that require critical judgments and estimates.

OUR BUSINESS

EXECUTIVE OVERVIEW

We are an applied technology and advanced materials company. Our mission is to lead in the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product that we refer to as technical fiber, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron® trade name. We have spent over 15 years developing our proprietary technology and manufacturing processes. We believe that we have the largest capacity primarily focused on producing low-cost carbon fiber for commercial applications.

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

           Gross profit.  Our total gross margin for fiscal 2011, 2010 and 2009 was 11.7%, 10.3% and 22.1%, respectively. Management focuses on maintaining and improving the gross profit over the long-term while seeking to lead the commercialization of carbon fiber and controlling associated costs.   As such, we have maintained available unused capacity to remain poised to capture opportunities in emerging markets. Gross margin was negatively impacted 7.6 percentage points by available unused capacity costs of $11.5 million in fiscal 2011. The primary cost components of our carbon fiber and technical fiber segments are ACN, which is a propylene-based product and our primary raw material for the production of acrylic fiber precursor used in our carbon fiber and technical fiber production, and energy.  ACN prices increased dramatically in fiscal 2010 and 2011 due to limited supply. ACN prices follow upstream propylene prices, which have been increasing. ACN price is also affected by demand which is driven by certain plastics and acrylic and nylon fibers. Prices started to decline in the fourth quarter as evidenced by the 17.7% decrease in ACN costs compared to the third quarter of fiscal 2011.

Operating expenses. Our operating expenses are driven by headcount and related administrative costs, marketing costs and research and development costs. We monitor headcount levels in specific geographic and operational areas.  We believe that research and development expenditures are an important means by which we can facilitate new product applications.

Cash flow from operating activities. Cash flow used by operating activities for fiscal 2011was $3.2 million, and cash flow provided by operating activities for 2010 and 2009 was $22.0 million and $15.2 million, respectively. The use of cash in operating activities was due primarily to start-up activities at our Mexico facility, including increases in inventories, and increases in accounts receivable due to sales growth. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital. Operating cash flow also provides meaningful insight into the management of our working capital.

Liquidity and cash flows.  Due to the variability in revenue, our cash position varies.   We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover.   Management aggressively pursues any late receivables and seeks to actively manage inventory levels in order to effectively use working capital.  Management also monitors debt levels and the financing costs associated with debt.  As of September 30, 2011, we had no long-term borrowings and $8.4 million borrowed under lines of credit.

BUSINESS TRENDS

In the fourth quarter of fiscal 2011, our revenue increased by $12.0 million, or 38.6%, to $43.1 million, from $31.1 million in the fourth quarter of fiscal 2010. Gross margin for the fourth quarter of fiscal 2011 was 15.6% compared to 10.4% for the fourth quarter of fiscal 2010. The increase in gross profit was due to an increase in production output and the decreasing ACN costs. Raw material costs started to decline in the fourth quarter as evidenced by the 17.7% decrease in ACN costs compared to the third quarter of fiscal 2011.

At the end of fiscal 2008, we completed our expansion plans and essentially doubled our production capacity over the immediately preceding two fiscal years.  Our capacity increase was completed just as world trade dropped and the global economy began to experience deep recession.  During fiscal 2009 and fiscal 2010, we experienced a sudden slowdown in the growth of the wind turbine business. This slowdown occurred at the same time as a significant decrease in the aerospace market due to unexpected delays in the introduction of new jetliners utilizing aerospace carbon fibers.  Inasmuch as producers of carbon fibers for commercial and aerospace applications had greatly increased their installed capacity over the past few years, we have seen intensified competition between aerospace and commercial carbon fiber manufacturers in cross-over applications (e.g., sporting goods)  for which either aerospace or commercial carbon fibers may be utilized.  In this  business environment, management continued to focus its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites.  Management primarily emphasized the following areas:

•
Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in Asia.  Indications are that the global customer demand appears stronger for 2012.

•
Business Development in Emerging Applications.  We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In addition to producing carbon fibers for the existing prepreg technology used by our large wind turbine customers, we have begun shipments of carbon fibers qualified for use in the infusion process utilized by other wind turbine blade manufacturers.  We also are seeking to qualify our products for use in aerospace secondary structures such as floor, luggage bins and seats, and anticipate increased sales in this market as the production of new jetliners increases.

•
Operating Cash Flows and Cash Management.   Due to an increase in assets related to the buildup of inventory in anticipation of sales growth and contractual requirements and increased receivables, we had operating cash outflows of $3.2 million in fiscal 2011 compared to a cash inflow of $22.0 million in fiscal 2010.

•
High Raw Material Cost for Fiscal 2011.  Cost increases in propylene, coupled with an increase in demand for ACN kept market prices high during fiscal 2011 compared to fiscal 2010. During the fourth quarter, purchases of ACN occurred at lower prices.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2010

The Company’s sales increased 18.1%, or $23.2 million, to $151.7 million in fiscal 2011 from $128.5 million in fiscal 2010. Sales growth is attributed primarily to an increase in volume shipped, which accounted for 73% of the $23.2 million increase in sales. Price increases to customers and the strengthening of the Euro accounted for approximately $1.9 million and $2.9 million of the increase in revenue. Carbon fiber sales increased 15.1%, or $15.6 million, to $119.0 million during fiscal 2011 from $103.4 million during fiscal 2010. Technical fiber sales increased 30.8%, or $7.2 million, to $30.5 million during fiscal 2011 from $23.3 million during fiscal 2010. Technical fiber sales increased in fiscal 2011 primarily due to increased shipments to aircraft brake customers. Sales of other products and services consisting primarily of energy utility services provided to the local community by our Hungarian subsidiary increased $0.4 million to $2.2 million during fiscal 2011 from $1.8 million during fiscal 2010.

The Company’s cost of sales increased by 16.3% or $18.8 million, to $134.0 million during fiscal 2011 from $115.2 million during fiscal 2010. Our cost of sales increased in response to the increase in production volume to meet the customer demand. Carbon fiber cost of sales increased by 12.6%, or $11.9 million, to $106.8 million during fiscal 2011 from $94.9 million for fiscal 2010, reflecting high raw material costs described above. Technical fiber cost of sales increased 33.8%, or $6.4 million, to $25.7 million for fiscal 2011 from $19.1 million for fiscal 2010 primarily as a result of the increased sales and ACN costs noted above. The cost of sales of the corporate/other products segment increased by 36.0%, or $0.4 million to $1.6 million for fiscal 2011 as compared to $1.2 million for fiscal 2010.

Included in the Company’s cost of sales were available unused capacity costs of $11.5 million. These costs are comprised of fixed production costs allocated to manufacturing lines which were primarily related to our Mexico plant producing below normal levels and amounted to $10.1 million for the carbon fiber segment and $1.4 million for the technical fiber segment during fiscal 2011. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness as we anticipate a return to more robust market conditions. The available unused capacity costs will decline as production volume increases.

The Company's gross profit increased by 33.2%, or $4.4 million, to $17.7 million during fiscal 2011 from $13.3 million in fiscal 2010. Carbon fiber gross profit margin increased to 10.2% for fiscal 2011 compared to 8.2% for fiscal 2010. Carbon fiber gross profit increased to $12.1 million from $8.5 million during these respective periods. The increases in carbon fiber gross profit and gross profit percentage resulted primarily from the increase in the production levels to satisfy the increase in demand indicated above. Technical fiber gross profit increased to $5.0 million, or 16.3% of sales, for fiscal 2011 from $4.2 million, or 18.2% of sales, during fiscal 2010. The increases in technical fiber gross profit and margin resulted from increased production efficiency from utilizing capacity. The gross profit of the other products increased for fiscal 2011 to $0.6 million compared to a gross profit for fiscal 2010 of $0.6 million.

Application and market development costs were $8.6 million in fiscal 2011 and $8.2 million in fiscal 2010. These costs included product and market development efforts, product trials and product development personnel costs. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies. The increase from fiscal 2010 to fiscal 2011 was primarily due to increased focus on developing new production methods that will enable potential automotive customers to fabricate cost-effective carbon fiber intermediate products.

Selling, general and administrative expenses decreased by $1.8 million to $13.8 million in fiscal 2011 from $15.6 million in fiscal 2010. The Company recorded $0.87 million for the cost of employee and director services received in exchange for equity instruments during fiscal 2011, a decrease of $1.23 million from $2.0 million in fiscal 2010. Additionally, the decrease was due to a $0.5 million decrease in bad debt expense, $0.7 million decrease in professional fees, $0.2 million decrease in depreciation expense and a $0.1 million decrease in insurance costs. The Company increased employee costs by $11.0 million, primarily related to corporate sales activities.

Operating loss was $4.7 million for fiscal 2011 compared to operating loss of $10.6 million in fiscal 2010. Carbon fiber operations reported an increase of $2.6 million in operating income to $2.9 million for fiscal 2011 compared to income of $0.3 million in fiscal 2010. The increase in operating income in the carbon fiber operation in fiscal 2011 related to the increase in production and sales. Operating income from technical fibers increased $0.3 million, to $3.7 million for fiscal 2011 from $3.4 million for fiscal 2010. Corporate headquarters/other reported an operating loss of $11.3 million for fiscal 2011 compared to a loss of $14.3 million during fiscal 2010 due to increases in application and development and selling, general, and administrative costs as discussed.

Interest expense, net was $0.1 million for fiscal 2011, compared to $0.3 million in fiscal 2010. The decrease in interest expense, net, resulted from the repayment of debt during fiscal 2010.

No amortization of financing fees, which are non-cash expenses was recognized during fiscal 2011 compared to $0.3 million during fiscal 2010. (See “Liquidity and Capital Resources Financing Activity”).

Gain on foreign currency transactions of $1.5 million for fiscal 2011 compared to $1.9 million for fiscal 2010. During fiscal 2011, the Euro and the U.S. dollar gained in value against the HUF. As most of the Company’s accounts receivables are denominated in Euros, the strengthening value over fiscal 2011 resulted in a gain recognized in our Hungarian subsidiary. This gain during fiscal 2011 was offset by currency gains incurred related to US dollar-denominated intercompany receivables; however, an overall gain was recognized. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was $0.6 million in fiscal 2011 compared to $0.7 million for fiscal 2010. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary.

Gain on liabilities carried at fair value was $1.2 million at the end of fiscal 2011compared to a gain of $1.8 million for fiscal 2010 due to the adoption of ASC 815, “Derivatives and Hedging.” (See   “– Liquidity and Capital Resources – Derivative Instruments and Fair Value Measurements.”)

Income tax expense was $0.9 million for fiscal 2011 compared to a tax benefit of $1.8 million for fiscal 2011 . During fiscal 2011, income tax expense of $0.6 million was incurred related to the local Hungarian municipality tax.  An additional income tax expense of $0.1 million was recorded during fiscal 2011 related to increasing the valuation allowance against the deferred tax asset for the Hungarian subsidiary. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million.  During fiscal 2010, income tax expense of $0.8 million was incurred related to the local Hungarian municipality tax. This expense was offset by the release of the $2.2 million reserve on the Company’s uncertain tax positions due to a favorable resolution of a tax position with the Hungarian Tax Authority. An additional income tax benefit of $0.7 million was recorded during fiscal 2010 related to the net operating loss for the Hungarian subsidiary. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million.

The foregoing resulted in a net loss of $3.6 million for fiscal 2011 compared to $6.3 million for fiscal 2010. Similarly, the Company reported net loss per share of $0.10 and $0.18 on a basic and diluted basis for fiscal 2011 and 2010, respectively. The weighted average basic common shares outstanding were 34.4 million for both fiscal 2011 and 2010.

FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2009

The Company’s sales decreased 7.4%, or $10.3 million, to $128.5 million in fiscal 2010 from $138.8 million in fiscal 2009. Sales volume to our largest customer decreased by $24.7 million as demand for their wind turbines declined and they moved to just-in-time inventory. This reduction was, however, offset partially by an increase in volume of sales to other wind energy customers and for other applications.  Certain price reductions related to market pressures caused a $9.1 million decrease in sales compared to fiscal 2010.  Carbon fiber sales decreased 10.4%, or $12.0 million, to $103.4 million during fiscal 2010 from $115.3 million during fiscal 2009. Technical fiber sales increased 11.0%, or $2.3 million, to $23.3 million during fiscal 2010 from $21.0 million during fiscal 2009. Technical fiber sales increased in fiscal 2010 primarily due to increased shipments to aircraft brake customers. Sales of other products and services consisting primarily of energy utility services provided to the local community by our Hungarian subsidiary decreased $0.6 million to $1.8 million during fiscal 2010 from $2.4 million during fiscal 2009.

The Company’s cost of sales increased by 6.5% or $7.1 million, to $115.2 million during fiscal 2010 from $108.1 million during fiscal 2009. Our raw material costs increased substantially as unscheduled shutdowns of ACN production in Europe coupled with an increase in demand for ACN drove market prices up more than 100% during fiscal 2010. Carbon fiber cost of sales increased by 7.0%, or $6.2 million, to $94.9 million during fiscal 2010 from $88.7 million in fiscal 2009 as a result of the increase in raw material costs. Technical fiber cost of sales increased $1.7 million, or 9.8%, to $19.1 million for fiscal 2010 from $17.4 million for fiscal 2009 primarily as a result of the increased sales and raw material costs noted above. The cost of sales of the corporate/other products segment decreased by 41.0%, or $0.8 million to $1.2 million for fiscal 2010 compared to $2.1 million for fiscal 2009.

Included in the Company’s cost of sales in fiscal 2010 were available unused capacity costs of $12.8 million. These costs were comprised of fixed production costs allocated to manufacturing lines which were producing below normal levels and amounted to $11.9 million for the carbon fiber segment and $0.9 million for the technical fiber segment. The Company believes maintaining this available unused capacity has been necessary to encourage development of significant large-scale applications and maintain a level of readiness. The cost of sales of other products decreased for fiscal 2010 to $1.2 million compared to fiscal 2009 of $2.1 million.

The Company's gross profit decreased by 56.6%, or $17.4 million, to $13.3 million during fiscal 2010 from $30.6 million in fiscal 2009. Carbon fiber gross profit margin decreased to 8.2% for fiscal 2010 compared to 23.1% for fiscal 2009. Carbon fiber gross profit decreased from $26.7 million to $8.5 million during these years. The decreases in carbon fiber gross profit and gross profit percentage resulted primarily from available unused capacity costs expensed during the fiscal year and price reductions discussed above. Our raw material costs increased substantially as unscheduled shutdowns of ACN production in Europe coupled with an increase in demand for ACN drove market prices up more than 100% during fiscal 2010. Additional decreases in carbon fiber gross profit and gross profit margin resulted from available unused capacity costs expensed during the year compared to fiscal 2009. Technical fiber gross profit increased from $3.6 million, or 17.3% of sales, for fiscal 2009 to $4.2 million, or 18.2% of sales, during fiscal 2010. The increases in technical fiber gross profit and margin resulted from favorable product sales mix. The gross profit of the other products increased for fiscal 2010 to $0.6 million compared from gross profit for fiscal 2009 of $0.4 million.

Application and market development costs were $8.2 million in fiscal 2010 and $7.6 million in fiscal 2009. These costs included product and market development efforts, product trials and product development personnel costs. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies. The increase from fiscal 2009 to fiscal 2010 was primarily due to increased focus on developing new production methods that will enable potential automotive customers to fabricate cost-effective carbon fiber intermediate products.

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

There were no litigation related charges in fiscal 2010 compared to $0.2 million in fiscal 2009. The 2009 charges related to the affirmance of the judgment in the supply agreement litigation (see Note 9 of the Notes to Consolidated Financial Statements).

Operating loss was $10.6 million for fiscal 2010 compared to income of $3.4 million in fiscal 2009. Carbon fiber operations reported operating income of $0.3 million for fiscal 2010 compared to income of $14.2 million in fiscal 2009. The decrease in operating income in the carbon fiber operation related to the decrease in production and sales, as well as the cost factors mentioned above. Operating income from technical fibers increased $1.1 million, from $2.3 million for fiscal 2009 to $3.4 million for fiscal 2010. Corporate headquarters/other reported an operating loss of $14.3 million for fiscal 2010 compared to a loss of $13.1 million during fiscal 2009 due to increases in application and development and selling, general, and administrative costs as discussed.

Interest expense, net was $0.3 million for fiscal 2010, compared to $1.0 million in fiscal 2009. The decrease in interest expense, net, resulted from the repayment of debt during fiscal 2010.

Amortization of financing fees, which are non-cash expenses, was $0.3 million during fiscal 2010 compared to $5.4 million during fiscal 2009. (See “Liquidity and Capital Resources Financing.”)

Gain on foreign currency transactions was a gain of $1.9 million for fiscal 2010 compared to a gain of $2.2 million for fiscal 2009. During fiscal 2010, the Euro and the U.S. dollar gained in value against the HUF. As most of the Company’s accounts receivable are denominated in Euros, the strengthening value of the Euro in fiscal 2010 resulted in a gain recognized in our Hungarian subsidiary. This gain during fiscal 2010 was offset by currency losses incurred related to US dollar-denominated intercompany payables; however, an overall gain was recognized. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was $0.7 million in fiscal 2010 compared to $1.2 million for fiscal 2009. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary.

Gain on liabilities carried at fair value was $1.8 million at the end of fiscal 2010 due to the adoption of ASC 815. (See   “– Liquidity and Capital Resources – Derivative Instruments and Fair Value Measurements.”)

Income tax benefit was $1.8 million for fiscal 2010 compared to expense of $2.1 million for fiscal 2009. During fiscal 2010, income tax expense of $0.8 million was incurred related to the local Hungarian municipality tax. This expense was offset by the release of the $2.2 million reserve on the Company’s uncertain tax positions due to a favorable resolution with the Hungarian tax authority. An additional income tax benefit of $0.7 million was recorded during fiscal 2010 related to the net operating loss for the Hungarian subsidiary. Local and federal alternative minimum taxes in the United States and Mexico were $0.2 million.

The foregoing resulted in a net loss of $6.3 million for fiscal 2010 compared to $4.2 million for fiscal 2009. Similarly, the Company reported net loss per share of $0.18 and $0.12 on a basic and diluted basis for fiscal 2010 and 2009, respectively. The weighted average basic common shares outstanding were 34.4 million for both fiscal 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes its cash currently on hand, cash flow from operations and credit facilities should be sufficient to fund its identified liquidity needs over the next twelve months.

CASH FLOWS

Cash Provided By Operating Activities

Operating activities used $3.2 million of cash during fiscal 2011. Increase of inventory levels used $10.3 million during fiscal 2011 due to a buildup of inventory in anticipation of increased customer demand. Cash flows were positively affected by depreciation of $17.8 million in 2011, which was included in the operating loss of $4.7 million, and $6.4 million due to an increase in trade accounts payable. Cash flows were negatively impacted by an increase of $8.7 million in accounts receivable as a result of increased sales levels and collection activities, and $3.3 million as other current assets and other assets increased during fiscal 2011.

Operating activities provided $22.0 million of cash for fiscal 2010. Reduction of inventory levels provided $8.8 million during fiscal 2010 due to lower production, coupled with sales of existing inventory. Cash flows were positively affected by depreciation of $16.5 million in 2010, which was included in the operating loss of $10.6 million. Cash flows were positively impacted by $5.4 million as accounts receivable decreased due to decrease sales levels and collection activities and $2.2 million as accrued expenses and other liabilities increased during fiscal 2010.

Cash Used In Investing Activities

 Net cash used in investing activities for fiscal 2011 was $8.0 million, which consisted of capital expenditures on existing production lines and new equipment. This included less than $0.1 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 7 of the Notes to Consolidated Financial Statements). In October 2011, we purchased a building in St. Peters, Missouri as a location for our new prepreg facility.

Net cash used in investing activities for fiscal 2010 was $4.1 million, which consisted of capital expenditures on existing production lines and new equipment. This included $0.1 million of funds received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 7 of the Notes to Consolidated Financial Statements).

Cash Used and Provided In Financing Activities

Net cash provided in financing activities was $7.1 million in fiscal 2011 consisting primarily of borrowings under lines of credit.

Net cash used in financing activities was $16.8 million in fiscal 2010 consisting primarily of the repayment of convertible debt and lines of credit.

INVENTORIES

The Company evaluates its ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. Inventories in excess of future demand, if any, are reserved. Remaining inventory balances are adjusted to approximate the lower of cost on a first-in, first-out basis or market value. Cost includes material, labor and overhead. If future demand or market conditions are less favorable than the Company's projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company's statement of operations in the period in which the change in projection is made.

The Company historically has not experienced material problems related to the pricing or functionality of carbon fibers inventory. Our Panex® carbon fibers represent the majority of our inventory balance and are available in continuous tow, fabric, prepreg, chopped and milled forms. Generally, technical obsolescence and spoilage have not historically been a concern because nonqualifying produced items can be reclaimed for processing for sale in secondary markets.

Available unused capacity costs for fiscal 2011 were comprised of fixed production costs allocated to manufacturing lines which were not allocated directly to inventory and primarily related to the Mexico facility which is in the initial production stages of the lines which were producing below normal levels during the year. The Company reviews monthly production levels of all manufacturing facilities and unallocated costs were recognized as an expense in the period in which they were incurred.

VALUATION OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Zoltek management is responsible for routinely assessing whether impairment indicators are present.  The Company expects that the components of each operating segment will exhibit similar financial performance over the long term and, therefore, groups assets accordingly for analyzing whether impairment exists. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss would be recognized for the difference between the fair value and the carrying value of the asset group. In determining expected future undiscounted cash flows attributable to the group of long-lived assets, the Company must make certain judgments and estimations including the expected market conditions and demand for products produced by the assets, expected product pricing assumptions, and assumptions related to the expected costs to operate the assets. It is possible that actual future cash flows related to the Company's long-lived assets may materially differ from the Company's determination of expected future undiscounted cash flows. Additionally, if the Company's expected future undiscounted cash flows were less than the carrying amount of the asset group being analyzed, it would be necessary for the Company to make significant judgments regarding the fair value of the asset due to the specialized nature of much of the Company's carbon fiber production equipment in order to determine the amount of the impairment charge.

EARNINGS PER SHARE

 In accordance with ASC 260, “Earnings Per Share,” the Company has evaluated its diluted income per share calculation. The Company had outstanding warrants at September 30, 2011 and September 30, 2010 and convertible debt at September 30, 2009 which are not included in the determination of diluted loss per share for the fiscal years ended September 30, 2011, 2010 and 2009 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.1 million, 0.1 million and 0.3 million shares, respectively, would have been included in the Company’s diluted loss per share calculation.

The following is the diluted impact of the convertible debt and warrants on net loss per share for the fiscal years ended September 30, 2011, 2010 and 2009 respectively in thousands, except per share amounts:

	Fiscal year ended September 30,
	2011	2010	2009
Numerators:
Net loss	$(3,574)	$(6,339)	$(4,202)

Denominators:
Average shares outstanding – basic	34,378	34,411	34,402
Impact of convertible debt, warrants and stock options		-	-
Average shares outstanding – diluted	34,378	34,411	34,402

Basic and diluted loss per share	$(0.10)	$(0.18)	$(0.12)

HUNGARIAN GRANT

The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) to Zoltek’s Hungarian subsidiary, which translated at the September 30, 2011 exchange rate, is approximately $13.5 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary has received approximately less than HUF 0.1 billion, HUF 0.1 billion and HUF 0.3 billion in grant funding during fiscal 2011, 2010 and 2009, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

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

UNITED STATES GRANT

On September 30, 2011, the United States Department of Energy awarded the Company a grant related to its development of a novel low cost carbon fiber using a lignin/PAN hybrid precursor. If successful, combining this precursor with improvements in operating and energy efficiencies for carbon conversion will provide lower cost carbon fiber for automotive and other applications, such as turbine blades. Zoltek is collaborating with Weyerhauser on this project and together are allowed a reimbursement of $3.7 million of costs incurred for the project. These funds, once received, will be recorded as a reduction to property, plant, and equipment on the Company’s consolidated balance sheet. This contra asset will be amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested.

FINANCING ACTIVITY

Revolving Credit Facility

U.S. Operations – The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2012. There were $8.4 million in borrowings as of September 30, 2011, with $1.6 million of availability. There are no financial covenants associated with this facility.

Hungarian Operations – The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which expires December 30, 2011. The overdraft facility has a total commitment of the lesser of 1.9 billion HUF ($9.0 million as of September 30, 2011) or a borrowing base ($5.5 million as of September 30, 2011). There were no borrowings under this credit facility at September 30, 2011. There are no financial covenants associated with this facility.

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

In April 2010, the Company repaid all remaining convertible debt with cash on hand. There was no conversion of convertible debt during fiscal 2010 and 2011.

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

The table below shows the impact of amortization of financing fees and debt discount on the financial results for the fiscal years ended September 30, 2011, 2010 and 2009 (in thousands):

Fiscal year ended September 30,	Warrants	Conversion Features	Deferred Financing Costs	Total
2011	$-	$-	$-	$-
2010	87	105	97	289
2009	2,108	2,945	311	5,364
Total	$2,195	$3,050	$408	$5,653

FUTURE CONTRACTUAL OBLIGATIONS

In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2011. Some of the amounts included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the Company’s debt agreements.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations (a)	9,562	1,388	2,110	1,732	4,332
Capital leases obligations	122	83	39	-	-
Total debt and leases	9,684	1,471	2,149	1,732	4,332
Purchase obligations (c)	5,304	5,304	-	-	-
Total contractual obligations	$14,988	$6,775	$2,149	$1,732	$4,332

(a)	Includes a one-year and ten-year contract for nitrogen gas facility and equipment of approximately $0.4 million and $0.9 million, respectively, per year.

(b)	Amounts represent the expected cash payment of interest on our debt.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.

SUPPLY CONTRACTS

We are party to a long-term supply contract with our wind energy customer Vestas Wind Systems. In fiscal year 2011, 2010 and 2009, we reported net sales of $42.7 million, $49.5 million and $74.2 million to Vestas Wind Systems, which represented 28.1%, 38.6% and 53.6%, respectively, of our net sales. This was the only customer with whom we have a long-term supply agreement that represented greater than 10% of consolidated net sales during any of these three years. In fiscal 2011, we reported net sales of $15.8 million, which represented 10.4% of our total consolidated net sales to Saertex GMBH & Company. We do not have a long-term supply agreement with this customer.

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

In our supply agreement with Vestas, we do not have post-shipment obligations other than that we warrant that our products are free from defects in design, materials, and workmanship at the time of delivery and that the products are produced in accordance with standard production and sales specifications stated in the agreements.  The agreement states that the warranty shall continue for a period of five years from the date of delivery of the products.

LEGAL CONTINGENCIES

Legal contingencies have a high degree of uncertainty. When losses from contingencies can be reasonably estimated and become probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

ACCOUNTS RECEIVABLE COLLECTIBILITY

The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense on accounts receivable was less than $0.1 million for fiscal 2011, $0.5 million for fiscal 2010 and $1.3 million for fiscal 2009.

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

STOCK-BASED COMPENSATION

On October 1, 2005, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation,” using the modified prospective method. The Company uses historical volatility for a period of time that is comparable to the expected life of the option. However, the Company only calculates the volatility of the Company's stock back to November 2003, the date the Company received its first large order for carbon fiber, as that is when the Company considers its business to have changed from a research and development company to an operational company. Management believes this is a better measurement of the Company's stock volatility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to the Company's Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to US dollars, respectively, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses.  The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico.  Zoltek Zrt. Has a functional currency of the HUF.  As a result, the Company is exposed to foreign currency risks related to this investment.  The functional currency of Zoltek de Mexico has changed as of November 1, 2008 from the Mexican Peso to the US dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of September 30, 2011, the Company had a long-term loan to its Zoltek Zrt. subsidiary of $108 million denominated in US dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the US dollar at September 30, 2011 and 2010 amounted to $10.8 million and $10.8 million, respectively. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.  If the Company chose to repay the loan, however, there could be negative financial statement consequences. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

  As of September 30, 2011, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the US dollar at September 30, 2011 because Zoltek de Mexico’s functional currency is the US dollar.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its credit facility and other variable rate debt. As of September 30, 2011, the Company had borrowings of $8.4 million. At variable rates and a two-percentage point change in the average interest rate under these borrowings, it is estimated our interest expense for the twelve months ended September 30, 2011 would have changed by approximately $0.2 million. In the event of an adverse change in interest rates, we would seek to take actions to mitigate our exposure to interest rate risk.  Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.  The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not believe such risk is material because of the Company’s relatively low debt levels. At September 30, 2011, the Company did not have any interest rate swap agreements outstanding.

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

The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under "Item 9A. Controls and Procedures" of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer concluded that no material weaknesses existed as of September 30, 2011.

The Board of Directors, through its Audit Committee consisting solely of non-management directors, meets periodically with management and the Independent Registered Public Accounting Firm to discuss audit and financial reporting matters. To ensure independence, Ernst & Young LLP has direct access to the Audit Committee.

The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on its audit of the accompanying financial statements follows. This report states that their audit was performed in accordance with the Standards of the Public Company Accounting Oversight Board (United States). These standards include consideration of internal control over financial reporting controls for the purpose of determining the nature, timing, and extent of auditing procedures necessary for expressing their opinion on the financial statements.

/s/Zsolt Rumy
Zsolt Rumy
Chief Executive Officer
November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zoltek Companies, Inc.

We have audited the accompanying consolidated balance sheets of Zoltek Companies, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoltek Companies, Inc. at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zoltek Companies Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
November 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zoltek Companies, Inc.

We have audited Zoltek Companies, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zoltek Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zoltek Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoltek Companies, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 of Zoltek Companies Inc. and our report dated November 29, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
November 29, 2011

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share data)

	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$16,980	$21,534
Accounts receivable, less allowance for doubtful accounts of $110 and $178	30,350	22,816
Inventories, net	47,882	38,002
VAT Receivable	5,970	5,703
Other current assets	5,968	2,251
Total current assets	107,150	90,306
Property and equipment, net	215,083	231,661
Other assets	63	173
Total assets	$322,296	$322,140

Liabilities and shareholders' equity
Current liabilities:
Borrowings under credit lines	$8,394	$-
Current maturities of long-term debt	-	981
Trade accounts payable	13,643	8,865
Accrued expenses and other liabilities	7,925	7,583
Construction payables	1,027	905
Total current liabilities	30,989	18,334
Hungarian grant - allowance against future depreciation	7,765	9,020
Deferred tax liabilties	1,855	792
Liabilities carried at fair value	140	1,296
Total liabilities	40,749	29,442
Commitments and contingencies (See Note 9)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,368,192 and 34,389,442 shares issued and outstanding in 2011 and 2010, respectively	344	344
Additional paid-in capital	480,893	480,302
Accumulated other comprehensive loss	(41,549)	(33,381)
Accumulated deficit	(158,141)	(154,567)
Total shareholders' equity	281,547	292,698
Total liabilities and shareholders' equity	$322,296	$322,140

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Fiscal Year Ended September 30,
	2011	2010	2009

Net sales	$151,686	$128,464	$138,756
Cost of sales	133,985	115,172	108,096
Gross profit	17,701	13,292	30,660
Application and development costs	8,578	8,207	7,589
Selling, general and administrative expenses	13,852	15,649	19,676
Operating (loss) income	(4,729)	(10,564)	3,395
Other (expense) income:
Interest expense, net	(119)	(340)	(1,061)
Gain on foreign currency transactions	1,526	1,938	2,161
Other expense, net	(555)	(678)	(1,228)
Gain on liabilities carried at fair value	1,214	1,753	-
Amortization of financing fees and debt discount	-	(289)	(5,364)
Loss from continuing operations before income taxes	(2,663)	(8,180)	(2,097)
Income tax expense (benefit)	911	(1,841)	2,105

Net loss	(3,574)	(6,339)	(4,202)

Basic and diluted loss per share	$(0.10)	$(0.18)	$(0.12)

Weighted average common shares outstanding – basic and diluted	34,378,288	34,410,608	34,402,046

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit

Balance, September 30, 2008	$346,666	$344	$491,175	$11,730	$(156,583)

Net loss	(4,202)	-	-	-	(4,202)
Foreign currency translation adjustment	(30,135)	-	-	(30,135)	-
Comprehensive loss	$(34,337)
Convertible debt converted	251	-	251	-	-
Cash settlement of restricted shares	(75)	-	(75)	-	-
Restricted stock expense	521	-	521	-	-
Stock option expense	2,439	-	2,439	-	-

Balance, September 30, 2009	$315,465	$344	$494,311	$(18,405)	$(160,785)

Net loss	(6,339)	-	-	-	(6,339)
Foreign currency translation adjustment	(14,976)	-	-	(14,976)	-
Comprehensive loss	$(21,315)
Cash settlement of restricted shares	(144)	-	(144)	-	-
Restricted stock liability reclass	(240)	-	(240)	-	-
Restricted stock expense	349	-	349	-	-
Stock option expense	1,506	-	1,506	-	-
Difference between compensation and change in liability for restricted stock awards	138	-	138	-	-
Cumulative effect of change in accounting principle	(3,061)	-	(15,618)	-	12,557

Balance, September 30, 2010	$292,698	$344	$480,302	$(33,381)	$(154,567)

Net loss	(3,574)	-	-	-	(3,574)
Foreign currency translation adjustment	(8,168)	-	-	(8,168)	-
Comprehensive loss	$(11,742)
Cash settlement of options	(23)	-	(23)	-	-
Stock option expense	399	-	399	-	-
Difference between compensation and change in liability for restricted stock awards	215	-	215	-	-

Balance, September 30, 2011	$281,547	$344	$480,893	$(41,549)	$(158,141)

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(3,574)	$(6,339)	$(4,202)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	17,795	16,461	16,351
Amortization of financing fees and debt discount	-	289	5,364
Deferred taxes	65	(3,274)	690
Gain on liabilities carried at fair value	(1,214)	(1,753)	-
Foreign currency transaction gains	(1,365)	(96)	(1,396)
Stock compensation expense	757	2,030	2,960
Loss on disposal of assets	262	342	707
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,667)	5,361	8,528
(Increase) decrease in inventories	(10,344)	8,826	(4,327)
(Increase) decrease in other current assets and other assets	(3,338)	(1,291)	459
Increase (decrease) in trade accounts payable	6,449	(761)	(3,764)
Increase (decrease) in accrued expenses and other liabilities	(43)	2,187	(553)
Decrease increase in legal liabilities	-	-	(5,583)
Net cash (used) provided by operations	(3,217)	21,982	15,234

Cash flows from investing activities:
Purchases of property and equipment	(8,177)	(4,410)	(16,206)
Increase (decrease) in construction payables	121	114	(6,016)
Proceeds received from sale of fixed assets	24	83	116
Proceeds received from Hungarian grant	22	150	1,588
Net cash used in investing activities	(8,010)	(4,063)	(20,518)

Cash flows from financing activities:
Repayment of convertible debt	-	(4,249)	(10,550)
Borrowings (repayment) of notes payable and credit lines	7,413	(12,379)	7,594
Cash settlement of restricted shares	(245)	(216)	(75)
Cash settlement of stock options	(35)	-	-
Net cash provided (used) in financing activities	7,133	(16,844)	(3,031)

Effect of exchange rate changes on cash and cash equivalents	(460)	(484)	34
Net (decrease) increase in cash and cash equivalents	(4,554)	591	(8,281)
Cash and cash equivalents at beginning of year	21,534	20,943	29,224
Cash and cash equivalents at end of year	$16,980	$21,534	$20,943

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$135	$330	$1,200
Income taxes	972	1,970	1,510
Non-cash conversion of convertible debentures	-	-	251

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Technical fibers are an intermediate product used in heat resistant applications such as aircraft brakes. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures acrylic fiber precursor raw material used in production of carbon fibers and technical fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts.  The Company’s primary sales markets are in Europe and the United States; however, the Company has an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.

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

ACCOUNTS RECEIVABLE

The Company reviews its accounts receivable balance on a quarterly basis to identify any specific customers for collectability issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations. The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. We incurred bad debt expense on accounts receivable of less than $0.1 million for 2011, $0.5 million for 2010 and $1.3 million for 2009.

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

In fiscal 2011, 2010 and 2009, we reported net sales of carbon fiber of $42.7 million, $49.5 million and $74.2 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer, which represented 28.1%, 38.6% and 53.6% of our net sales, respectively, during these years. The related open accounts receivable balances at September 30, 2011 and 2010 were $15.0 million and $11.0 million, respectively. In fiscal 2011, we also reported net sales of $15.8 million to Saertex GMBH & Company, a manufacturer of fabrics for the composite industry, including materials for production of wind turbines. There was no open accounts receivable balance from Saertex at September 30, 2011. These were the only customers that represented greater than 10% of consolidated net sales during these years.

CASH AND CASH EQUIVALENTS

Cash equivalents include certificates of deposit and overnight repurchase agreements, all of which have initial maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company deposits its temporary cash investments with high credit quality financial institutions, however, at times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 for U.S. banks. As of September 30, 2011, the Company had $13.6 million cash in these deposit accounts.

INVENTORIES

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method ("FIFO"). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.7 million and $0.9 million as of September 30, 2011 and 2010, respectively, to reduce the carrying value of inventories to a net realizable value. This evaluation includes analyses of sales levels by product and projections of future demand within specific time horizons. If future demand or market conditions are less favorable than the Company's projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company's statement of operations in the period in which the determination is made.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures to improve the asset or extend the useful life are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. The Company did not record any capitalized interest in fiscal 2011, 2010 or 2009.  Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

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

Depreciation expense, including the amortization of assets recorded under capital leases, was $17.8 million, $16.5 million and $16.4 million for fiscal 2011, 2010 and 2009, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of long-lived assets, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges for long-lived assets were recorded during fiscal 2011, 2010 and 2009.

EARNINGS PER SHARE

In accordance with ASC 260, the Company calculates diluted earnings per share including the impact of the Company's potential stock equivalents. The Company has outstanding stock options and warrants at September 30, 2011, 2010 and 2009 and convertible debt at September 30, 2009, which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive. Had these securities been dilutive, an additional 0.1 million shares for fiscal 2011, 0.1 million shares for fiscal 2010 and 0.3 million shares for fiscal 2009 would have been included in the Company's diluted earnings per share calculation.

FINANCIAL INSTRUMENTS

The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable and accounts payable approximated their fair value at September 30, 2011 and 2010.

As of September 30, 2010, the Company had a note payable outstanding with a principal amount of $1.0 million bearing interest at 4.1% variable with Libor, payable in monthly installments of interest and principal to maturity in January. During December 2010, the Company paid off the remaining balance of the note payable and had no long-term debt outstanding at September 30, 2011.

The Company adopted the amended guidance of ASC Topic 815-40, (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006, and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a liability carried at fair value, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a liability carried at fair value on October 1, 2009.

APPLICATION AND DEVELOPMENT EXPENSES

The Company is actively pursuing the development of a number of applications for the use of its carbon fibers and related products. The Company is executing several internal and collaborative developmental strategies to further the use of carbon fiber and commercial and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $8.6 million, $8.2 million, and $7.6 million for fiscal years 2011, 2010, and 2009, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations. Given the Company's position and strategy within the carbon fiber industry, it is expected that similar or greater levels of application and development expenses will be incurred in future periods.

FOREIGN CURRENCY TRANSLATION

The Company's Hungarian subsidiary, Zoltek Zrt., has a functional currency of the Hungarian Forint (HUF). As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from HUF to US dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF weakened by 5.7% against the US dollar during fiscal 2011.  Hungarian assets net of liabilities, excluding the long-term intercompany loan were approximately $126.6 million as of September 30, 2011.

The functional currency of Zoltek de Mexico was changed as of November 1, 2008, from the Mexican Peso to the US dollar. Management made this determination based on its analysis that the currency which the majority of Mexican assets, liabilities, and operations are denominated in is US dollars. The U.S. dollar-translated amounts of nonmonetary assets and liabilities at November 1, 2008 became the historical accounting basis for those assets and liabilities for all subsequent periods. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the US dollar and included in operations for the period in which the exchange rates changed. The Mexican Peso weakened by 19% against the US dollar during the first month of fiscal 2009 before the functional currency of Zoltek de Mexico was changed to the US dollar.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.” This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt these provisions in the second quarter of fiscal 2012. Adoption of this provision will impact the Company’s consolidated financial statements.

2.   INVENTORIES

Inventories consist of the following (amounts in thousands):

	September 30,
	2011	2010
Raw materials	$7,603	$6,988
Work-in-process	11,025	6,346
Finished goods	26,626	20,976
Consigned inventory	2,488	3,109
Supplies and other	140	583
	$47,882	$38,002

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (amounts in thousands):

	September 30,
	2011	2010
Land	$12,978	$13,180
Buildings and improvements	65,933	64,372
Machinery and equipment	240,784	234,872
Furniture, fixtures and software	7,288	7,161
Spare parts	9,830	1,857
Construction in progress	6,880	24,098
	$343,693	$345,540
Less: accumulated depreciation	(128,610)	(113,879)
	$215,083	$231,661

4.   BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s strategic business units are based on product lines which are comprised of three reportable segments: carbon fibers, technical fibers and corporate/other products. The carbon fibers segment manufactures commercial carbon fibers used as reinforcement material in composites. The technical fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The carbon fibers and technical fibers segments’ production facilities are located geographically in the United States, Hungary and Mexico. The remaining business represented in the corporate/other products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the corporate headquarters.

Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of and for the fiscal years ended September 30, 2011, 2010 and 2009 (amounts in thousands):

	Fiscal year ended September 30, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$118,986	$30,483	$2,217	$151,686
Cost of sales	106,832	25,500	1,653	133,985
Gross profit	12,154	4,983	564	17,701
Operating income (loss)	2,918	3,673	(11,320)	(4,729)
Depreciation	15,658	1,414	723	17,795
Capital expenditures	6,574	779	824	8,177

	Fiscal year ended September 30, 2010
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$103,390	$23,301	$1,773	$128,464
Cost of sales	94,895	19,061	1,216	115,172
Gross profit	8,495	4,240	557	13,292
Operating income (loss)	312	3,403	(14,279)	(10,564)
Depreciation	13,762	1,567	1,132	16,461
Capital expenditures	3,175	627	608	4,410

	Fiscal year ended September 30, 2009
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$115,348	$20,996	$2,412	$138,756
Cost of sales	88,678	17,359	2,059	108,096
Gross profit	26,670	3,637	353	30,660
Operating income (loss)	14,186	2,307	(13,098)	3,395
Depreciation	13,490	1,667	1,194	16,351
Capital expenditures	14,983	642	581	16,206

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
September 30. 2011	$272,397	$28,789	$21,110	$322,296
September 30. 2010	$263,600	$22,655	$35,885	$322,140

Sales, long-lived assets, and net assets by geographic area, consist of the following as of and for each of the three fiscal years in the period ended September 30, 2011, 2010 and 2009 (amounts in thousands):

	2011			2010			2009
	Net Sales(a)	Net Long Lived Assets(b)	Net Assets	Net Sales(a)	Net Long Lived Assets(b)	Net Assets	Net Sales(a)	Net Long Lived Assets(b)	Net Assets
United States	$66,342	$41,403	$74,232	$43,762	$41,536	$79,892	$34,036	$44,539	$247,569
Denmark	*	-	-	*	-	-	35,351	-	-
Hungary	*	98,326	126,589	*	112,034	132,827	*	132,880	53,668
Germany	26,250	-	-	21,336	-	-	19,809	-	-
Spain	*	-	-	*	-	-	15,178	-	-
Other Europe	45,761	-	-	52,441	-	-	31,999	-	-
Asia	11,266	-	-	9,989	-	-	2,205	-	-
Mexico	*	75,354	80,726	*	78,091	79,979	*	79,491	14,228
Other areas	2,067	-	-	936	-	-	178	-	-
Total	$151,686	$215,083	$281,547	$128,464	$231,661	$292,698	$138,756	$256,910	$315,465

(a)	Revenues are attributed to countries based on the delivery location of the customer.
(b)	Property and equipment net of accumulated depreciation based on country location of assets.
*	Net sales for this country were less than 10% of total sales. Such sales were aggregated into “Other Europe,” “Asia” or “Other areas.”

5.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(Amounts in thousands, except per share data)

Fiscal year 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$32,862	$37,099	$38,593	$43,132
Gross profit	4,074	2,447	4,452	6,728
Net (loss) income	(1,561)	(5,107)	(1,461)	4,555

Basic and diluted loss per share:	$(0.05)	$(0.15)	$(0.04)	$0.14

Fiscal year 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$28,867	$26,029	$42,448	$31,120
Gross profit	3,947	1,452	4,655	3,238
Net loss	(483)	(4,986)	(444)	(426)

Basic and diluted loss per share:	$(0.01)	$(0.15)	$(0.01)	$(0.01)

Annual earnings per share may not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods.

6.   EARNINGS PER SHARE

 In accordance with ASC 260, the Company has evaluated its diluted income per share calculation. The Company has outstanding warrants at September 30, 2011, 2010 and 2009 and convertible debt at September 30, 2009, which are not included in the determination of diluted loss per share for the fiscal year ended September 30, 2011, 2010 and 2009 because the shares are anti-dilutive. Had these securities been dilutive, an additional 0.1 million, 0.1 million and 0.3 million, respectively, would have been included in the Company’s diluted loss per share calculation.

The following is the diluted impact of the convertible debt and warrants on net loss per share for the fiscal years ended September 30, 2011, 2010 and 2009 respectively:

	Fiscal year ended September 30,
	2011	2010	2009
Numerators:
Net loss	$(3,574)	$(6,339)	$(4,202)

Denominators:
Average shares outstanding – basic	34,378	34,411	34,402
Impact of convertible debt, warrants and stock options	-	-	-
Average shares outstanding – diluted	34,378	34,411	34,402

Basic and diluted loss per share	$(0.10)	$(0.18)	$(0.12)

7.  FINANCING TRANSACTIONS

HUNGARIAN GRANT

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the September 30, 2011 exchange rate, is approximately $13.5 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary received approximately less than HUF 0.1 billion, HUF 0.1 billion and HUF 0.3 billion in grant funding during fiscal 2011, 2010 and 2009, respectively. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

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

FINANCING ACTIVITY

Revolving Credit Facility

U.S. Operations – The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2012. There were $8.4 million in borrowings as of September 30, 2011, with $1.6 million of availability. There are no financial covenants associated with this facility.

Hungarian Operations – The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which expires December 30, 2011. The overdraft facility has a total commitment of the lesser of 1.9 billion HUF ($9.0 million as of September 30, 2011) or a borrowing base ($5.5 million as of September 30, 2011). There were no borrowings under this credit facility at September 30, 2011. There are no financial covenants associated with this facility.

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

In April 2010, the Company repaid all remaining convertible debt. There was no conversion of convertible debt during fiscal 2010 and 2011.

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

The table below shows the impact of amortization of financing fees and debt discount on the financial results for the fiscal years ended September 30, 2011, 2010 and 2009 (in thousands):

Fiscal year ended September 30,	Warrants	Conversion Features	Deferred Financing Costs	Total
2011	$-	$-	$-	$-
2010	87	105	97	289
2009	2,108	2,945	311	5,364
Total	$2,195	$3,050	$408	$5,653

8.   STOCK COMPENSATION EXPENSE

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

For fiscal 2011, 2010 and 2009, the Company recorded into selling and general administrative expenses and into its corporate/other segment $0.8 million, $2.0 million and $3.0 million, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718. There were no recognized tax benefits during fiscal 2011, 2010 or 2009, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.

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

At September 30, 2010, the Company had outstanding options to purchase 427,087 shares at an average exercise price of $22.21. Of the total outstanding, 410,837 options were exercisable at a weighted average exercise price of $22.23. During fiscal 2011, a former director exercised his option on 7,500 shares at an exercise price of $5.47. The Company opted to settle the award in cash in lieu of issuing shares. Also during 2011, Directors were issued options to purchase 37,500 shares at an exercise price of $11.94. Expired shares consisted of 30,000 shares held by a former director and 12,500 shares held by a former executive. There were also 5,000 shares held by an employee that vested during the year. Based on this activity, total options to purchase 414,587 shares were outstanding at September 30, 2011 with an average exercise price of $21.41. Of the total outstanding, options to purchase 403,337 shares were exercisable at a weighted average exercise price of $21.43.

The following table summarizes information for options currently outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number	Wtd. Avg. Exercise Price	Intrinsic Value
$2.07-5.47	32,000	2 years	$5.26	32,000	$5.26	$174,744
8.40-8.60	80,087	4 years	8.53	80,087	8.53	218,773
11.94-24.12	85,000	5 years	16.24	73,750	15.55	-
26.22-29.70	142,500	6 years	29.09	142,500	29.09	-
31.07-36.73	75,000	4 years	33.33	75,000	33.33	-
$2.07-36.73	414,587			403,337		$393,517

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life of option	5 years	3.8 years	3.8 & 4 years	4 & 7.5 years
Risk-free interest rate	2.4%	0.4%	0.5%	1.8%
Volatility of stock	73%	77%	79%	66%
Forfeiture rate	0%	0%	0%-25%	0%-30%

The fair value of the options granted during fiscal 2011, 2010 and 2009 was $0.3 million, $0.2 million and $0.2 million, respectively. As of September 30, 2011, the Company had no total unrecognized compensation expense related to stock option plans. Cash proceeds received from the exercise of stock options were less than $0.1 million, $0.0 million and $0.0 million for fiscal 2011, 2010 and 2009, respectively.

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

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. Restricted shares granted to employees in fiscal 2008 vest 17% in the first year, 33% in the second year and 50% in the third year from date of grant. Restricted shares granted to employees in fiscal 2009 vest 50% in the second year and 50% in the third year from date of grant. The balance of restricted stock shares outstanding was 30,000 shares, 51,250 shares and 86,250 shares as of September 30, 2011, 2010 and 2009, respectively. The Company has settled by payment in cash, all prior vested restricted share grants, including 21,250 restricted shares which vested during fiscal 2011.

In accordance with ASC 718, the Company determined its practice of settling vested restricted shares in cash resulted in a modification from equity to liability accounting for the remaining unvested restricted shares. The fair value of the modified liability award is measured each reporting date through settlement and any adjustments to increase or decrease the liability are recorded either as compensation cost or a charge to equity.

The minimum remaining compensation cost to be recognized over the remaining vesting period is $0.1 million and is equal to the amount of unrecognized expense of the original award at grant date fair value. To the extent the fair value of unvested restricted stock at the end of the period exceeds the grant date fair value; any incremental expense is recognized during the period.

During fiscal 2011, the Company continued to recognize compensation cost for the original value of the award as the fair value of the original award is greater than the period-end fair value of unvested restricted shares. The difference between the change in the fair value of the liability and stock compensation recognized during the year of $0.2 million was recorded to additional paid-in capital.

9.   COMMITMENTS AND CONTINGENCIES

LEASES

We rent office facilities and equipment under various operating leases. Rent expense for all operating leases was $1.6 million, $1.5 million and $0.3 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

The following table sets forth the future minimum lease commitments under operating leases at September 30, 2011 (amounts in thousands):

September 30,	Future Commitments for Operating Leases
2012	$1,388
2013	1,222
2014	888
2015	866
2016	866
Thereafter	4,332
Total	$9,562

We rent forklifts and water treatment equipment under various capital leases.  Lease expense for all capital leases for the fiscal years ended September 30, 2011, 2010 and 2009 was $0.1 million, $0.1 million and $0.2 million, respectively.

LEGAL

Legal contingencies have a high degree of uncertainty. When losses from contingencies can be reasonably  estimated and become probable, reserves are established. The reserves reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. In addition, we may incur additional legal costs in connection with pursuing and defending such actions.

The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these claims and lawsuits should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

SOURCES OF SUPPLY

As part of its growth strategy, the Company has developed and manufactures its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources. An increase in raw material inputs coupled with an increase in demand for ACN kept prices high during fiscal 2011.

10.   INCOME TAXES

The components of income tax expense (benefit) for the fiscal years ended September 30, 2011, 2010 and 2009 are as follows (amounts in thousands):

	2011	2010	2009
From continuing operations:
Current:
Federal	$128	$121	$130
State	3	12	-
Non - U.S.	611	849	1,285
	742	982	1,415
Deferred:
Federal	-	-	-
State	-	-	(179)
Non - U.S.	169	(2,823)	869
	169	(2,823)	690
Total operations	$911	$(1,841)	$2,105

Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax liability at September 30 are as follows (amounts in thousands):

	September 30,
	2011	2010
Deferred tax assets:
Accrued employee compensation	$103	$116
Reserves	151	278
Other assets	18	29
Net operating loss and credit carryforwards	31,341	33,910
	31,613	34,333

Deferred tax liabilities:
Property, plant and equipment	(10,034)	(12,365)
Prepaid expenses	(165)	(106)
Other liabilities	-	-
	(10,199)	(12,471)
Total deferred taxes	21,414	21,862
Less: valuation allowance	(21,792)	(22,053)
Net deferred tax liability	$(378)	$(191)

Classification of deferred taxes:
Current deferred tax asset (included in other current assets)	$1,477	$601
Long-term deferred tax liability	(1,855)	(792)
	$(378)	$(191)

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

 Zoltek Zrt. incurred unrealized foreign currency losses from its US denominated intercompany loan during fiscal 2009, 2010 and 2011.  These losses have been recorded as a tax decreasing item on these years’ tax returns.

The provision for income taxes at September 30 differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

	2011	2010	2009
At statutory rate:
Income tax (benefit) expense on (loss) income from continuing operations	$(905)	$(2,781)	$(713)
Increases (decreases):
Lower effective tax rate on non-U.S. operations	(175)	1,253	1,744
Change in valuation allowance on net operating loss	165	959	(4,034)
State taxes, net of federal benefit	33	149	(545)
Local taxes, non-U.S.	611	711	1,101
Change of uncertain tax positions	(46)	(2,173)	2,440
Reflection of tax rate change – non-U.S.	1,748	527	370
Amortization of warrant discount	-	65	1,718
Fair market value of warrants	(422)	(596)	-
R&D Credits	(186)	-	-
Other	88	45	24
	$911	$(1,841)	$2,105

The change in valuation allowance is impacted by both the unrealized excess tax benefits on stock based compensation reflected in the net operating loss as well as changes in the expected realization of net operating losses.

The consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2011, 2010 and 2009 was as follows (amounts in thousands):

	2011	2010	2009

Domestic	$3,041	$5,760	$13,352
Foreign	(5,704)	(13,940)	(15,449)
Loss from operations before income taxes	$(2,663)	$(8,180)	$(2,097)

The Company currently has domestic net operating loss carryforwards of approximately $66.7 million available to offset future tax liabilities, which expire between 2021 and 2029.  Included in the net operating loss carry-forwards are stock option deductions of approximately $19.9 million.  The benefits of these tax deductions, referred to as excess tax benefits, will be credited to additional paid-in capital upon being realized or recognized.  The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.

The Company currently has a foreign net operating loss carryforward of approximately $83.6 million. $21.9 million expires between 2017 and 2021 and $61.7 million has unlimited carryforward.

Income tax expense was $0.9 million for fiscal 2011 compared to a tax benefit of $1.8 million for fiscal 2010. During fiscal 2011, income tax expense of $0.6 million was incurred related to the local Hungarian municipality tax.  An additional income tax expense of $0.1 million was recorded during fiscal 2011 related to increasing the valuation allowance against the deferred tax asset for the Hungarian subsidiary. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million. During fiscal 2010, income tax expense of $0.8 million was incurred related to the local Hungarian municipality tax. This expense was offset by the release of the $2.2 million reserve on the Company’s uncertain tax positions due to a favorable resolution of a tax position with the Hungarian Tax Authority. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million.

11.   DEBT

Credit Facilities

U.S. Operations – The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires January 1, 2012. There were $8.4 million in borrowings as of September 30, 2011, with $1.6 million of availability. There are no financial covenants associated with this facility.

Hungarian Operations – The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which expires December 30, 2011. The overdraft facility has a total commitment of the lesser of 1.9 billion HUF ($9.0 million as of September 30, 2011) or a borrowing base ($5.5 million as of September 30, 2011). There were no borrowings under this credit facility at September 30, 2011. There are no financial covenants associated with this facility.

The Company intends to extend its existing lines of credit before their expiration on January 1, 2012 and December 30, 2011, respectively.  Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.

Credit lines consist of the following (amounts in thousands):

	September 30, 2011	September 30, 2010

U.S. facility (current interest rate of 3.0% - variable with Libor)	$8,394	$-
Hungarian facility	$-	$-
Total credit lines	$8,394	$-

The Company’s long-term debt consists of the following (amounts in thousands):

	September 30, 2011	September 30, 2010

Note payable with interest currently at 4.1% (variable with Libor, payable in monthly installments of interest and principal to maturity in January 2011)	$-	$981
Total long-term debt including current maturities	-	981
Less: Amounts payable within one year	-	(981)
Total long-term debt, less current maturities	$-	$-

12. FAIR VALUE MEASUREMENT OF INSTRUMENTS

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

The Company adopted ASC 815-40 on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006 and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a liability carried at fair value, which requires separate accounting pursuant to ASC 815-40. The fair value of the warrants was reclassified from equity to a liability carried at fair value on October 1, 2009.

The Company used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants, which is an unobservable input. Therefore, we have deemed the liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of September 30, 2011:

Outstanding Warrant Issuances

	October 2006	December 2006
Warrants issued	102,835 shares	827,789 shares
Expiration of warrants	October 2011	December 2012
Per share exercise price of warrants	$28.06	$28.06
Expected remaining life of warrants	0.07	1.21
Risk-free interest rate	0.02%	0.11%
Stock volatility	71.09%	71.09%
Dividend yield	0.00%	0.00%

A liability carried at fair value of $3.1 million was established related to the warrants as of October 1, 2009. The adoption of ASC 815-40 also resulted in a cumulative adjustment to accumulated deficit of $12.6 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The warrants are remeasured and adjusted to fair value at the end of each reporting period. If the warrants are not exercised, the liability will continue to be remeasured each quarter over the remaining contractual life of the warrants.

At September 30, 2011, the Company remeasured the outstanding warrant liability and recorded a fair value of $0.1 million. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $1.2 million for fiscal 2011.

Beginning in the quarter ended June 30, 2010, the Company determined that liability classification of its restricted shares is appropriate based on the recent practice of settling restricted shares in cash. The unamortized fair value of the restricted shares was reclassified from equity to a liability carried at fair value on April 1, 2010. The fair value of the restricted shares is determined using the current market price for the shares and an estimated forfeiture rate, an unobservable input. Although the market price of the shares are based on quoted prices in an active market, the forfeiture rate is considered to be a significant input and therefore we have deemed the derivative liability associated with the restricted shares to be Level 3.

The fair value of warrants and restricted shares outstanding as of September 30, 2011 was as follows (amounts in thousands, except per share amounts):

				Fair Value Measurements at September 30, 2011
Description	Fair Value Per Share	Shares Issuable Upon Exercise	September 30, 2011	Level 1	Level 2	Level 3

Warrants -- Date of Issuance

October 2006	-	102,835	-	-	-	-
December 2006	0.11	827,789	94	-	-	94

Restricted Shares		30,000	92	-	-	92

Total			$186	$-	$-	$186

The warrants balance decreased by $1.2 million related to a change in fair value and decreased by less than $0.1 million related to expiration of warrants for a total value of $0.1 million at September 30, 2011, from $1.3 million at September 30, 2010. The restricted shares balance decreased by $0.2 million related to the settlements of vested restricted shares and increased by $0.1 million related to the increase in fair value for a total balance of $0.1 million at September 30, 2011, from $0.2 million at September 30, 2010. The outstanding balance of restricted stock shares outstanding was 30,000 shares at September 30, 2011. These shares granted in fiscal 2009 vest 50% in December 2011 and 50% in December 2012

The fair value of warrants and restricted shares outstanding as of September 30, 2010 was as follows (amounts in thousands, except per share amounts):

				Fair Value Measurements at September 30, 2010
Description	Fair Value Per Share	Shares Issuable Upon Exercise	September 30, 2010	Level 1	Level 2	Level 3

Warrants -- Date of Issuance

May 2006	0.12	274,406	34	-	-	34
July 2006	0.21	34,370	7	-	-	7
October 2006	0.44	102,835	46	-	-	46
December 2006	1.48	827,789	1,222	-	-	1,222

Restricted Shares		51,250	206	-	-	206

Total			$1,515	$-	$-	$1,515

13.   PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service, worked 501 or more hours this year and attained 21 years of age. No contributions were made by the Company for fiscal years 2011, 2010 and 2009.

14.   SUBSEQUENT EVENTS

In October 2011, we purchased a building in St. Peters, Missouri as a location for our new prepreg facility. We began moving existing prepreg operations from our Salt Lake City, Utah building, whose lease expires on December 31, 2011, to this new building in November 2011. This facility will also be our primary R&D facility.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“the Exchange Act.”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, our management has concluded that as of September 30, 2011, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as of September 30, 2011, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the captions "Election of Directors," "Other Matters" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference.

The name, age, position and principal occupation of each of the executive officers of the Company is set forth below:

Zsolt Rumy, age 68, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975 and served as its interim Chief Financial Officer from May 2008 to April 2009. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966.

Andrew W. Whipple, age 48, has served as the Chief Financial Officer since April 2009. Prior to this, he served as Chief Accounting Officer of the Company from May 2008 to April 2009. Mr. Whipple served as a Senior Manager in the St. Louis office of Deloitte & Touche, LLP where he worked from 1993 to 1998, when he joined Digital Teleport, Inc. as its Controller and was later promoted to Chief Financial Officer. After Digital Teleport was acquired by CenturyTel in June of 2003, he became Vice President of Operational Support at the telecommunications company and served there for four years prior to joining E3 Biofuels as its Chief Financial Officer from 2007 to 2008.  Mr. Whipple is a CPA and received a B.S. degree in accounting from Virginia Tech in 1985.

George E. Husman, 66, has served as the Chief Technology Officer of the Company since January 2007. Mr. Husman holds a B.S. in aerospace engineering from the University of Cincinnati and a M.S. in materials engineering from the University of Dayton. He spent 18 years at the Materials Directorate at Wright-Patterson Air Force Base in research and management positions, including Director of the Nonmetallic Materials Division. Upon leaving the Air Force in 1986, he joined BASF Structural Materials, Inc., in Charlotte, North Carolina, as Vice President for Business Development. At BASF, he also served as VP & General Manager of Thermoplastic Composites and Vice President for Research and Development. In 1993, Mr. Husman joined Southern Research Institute in Birmingham, Alabama, as Vice President of the Engineering Division, and prior to joining Zoltek, he was the Associate Director for Research in the School of Engineering at the University of Alabama at Birmingham.

Dr. Philip Schell, 55, has served as Executive Vice President-Wind Energy since January 2011. Prior to this, he served as Vice President of Sales and since July 2009. Prior to joining Zoltek, Dr. Schell was Director of Corporate Growth at Fibergrate Composite Structures from August 2006 to July 2009. Additionally, he has worked at PPG Industries and Saint-Gobain Vetrotex in their Fiber Glass business units as well the adhesives business unit of Ashland Chemical. During his time with PPG, Dr. Schell spent five years as European Research Manager for PPG’s fiber glass business located in Hoogezand, The Netherlands. Dr. Schell holds over 10 United States patents from research and development work carried out at PPG Industries and Ashland and has published several papers in various American Chemical Society journals from work carried out in graduate school.  He earned a B.A. in chemistry from Benedictine College and a Ph.D. from Kansas State University in Physical Organic Chemistry.

David Purcell, 36, has served as Vice President-Composite Intermediates Division since January 2011.  Prior to this, he served as the Director of Marketing and Business Development from January 2008 to 2011.  Prior to joining Zoltek, Mr. Purcell spent ten years as a management consultant in Deloitte’s Strategy & Operations Group, where he primarily worked on mergers & acquisitions in the high-tech manufacturing industry.  Mr. Purcell holds an MBA and Masters in Engineering from the University of Michigan, and a B.S. in Mechanical Engineering from Bucknell University.

Item 11. Executive Compensation

The information set forth under the captions "Directors' Fees" and "Compensation of Executive Officers" in the registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions "Voting Securities and Principal Holders Thereof" and "Security Ownership By Management" in the registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions "Certain Transactions" and “Election of Directors” in the registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption "Principal Accountant Fees and Services" in the registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial statements: The following financial statements and reports thereon are included in Item 8 of this report:

Report of Management

Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP*

Consolidated Balance Sheets as of September 30, 2011 and 2010

Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders' Equity for the years ended September 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

*Report on financial statement schedule is included in Exhibit 23.1 hereto.

(2) The following financial statement schedule is included in Part IV of this report:

Rule 12-09 Valuation and Qualifying Accounts and Reserves

For the fiscal year ended September 30, 2011
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D			Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe	Deductions describe			Balance at end of period
Reserve for doubtful accounts	$178	26	(1)	$-	94	(2)		$110
Reserve for inventory valuation	$879	454	(3)	$-	$674	(4)		$659
Deferred tax valuation	$22,053	$-		$-	261	(5	)(6)	$21,792

For the fiscal year ended September 30, 2010
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C					Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe			Deductions describe		Balance at end of period
Reserve for doubtful accounts	$2,356	$497	(1)	$-			$2,675	(2)	$178
Reserve for inventory valuation	$665	$214	(3)	$-			$-		$879
Deferred tax valuation	$21,634	$-		$419	(5)	(6)(7)	$-		$22,053

For the fiscal year ended September 30, 2009
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D			Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe	Deductions describe			Balance at end of period
Reserve for doubtful accounts	$1,754	$1,303	(1)	$-	$701	(2)		$2,356
Reserve for inventory valuation	$500	$165	(3)	$-	$-			$665
Deferred tax valuation	$30,815	$-		$-	$9,181	(5	)(6)	$21,634

(1)    Write-off of uncollectible receivable.
(2)    Recovery of receivables previously listed as doubtful.
(3)    Increase reserve for slow-moving product.
(4)    Write off of slow moving inventory.
(5)    Primarily a reduction in required valuation allowance due to domestic NOL utilization.
(6)    Reduction in required valuation due to non-qualified stock options deduction for which no cash benefit has been realized.
(7)    Increase NOL due to losses incurred in Mexico.

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
Date: November 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZSOLT RUMY	Cairman, President,	November 29, 2011
Zsolt Rumy	Chief Executive Officer and Director

/s/ ANDREW W. WHIPPLE	Financial Officer	November 29, 2011
Andrew W. Whipple

/s/ LINN H. BEALKE	Director	November 29, 2011
Linn H. Bealke

/s/ CHARLES A. DILL	Director	November 29, 2011
Charles A. Dill

/s/ GEORGE E. HUSMAN	Director	November 29, 2011
George E. Husman

/s/ MICHAEL D. LATTA	Director	November 29, 2011
Michael D. Latta

/s/ PEDRO REYNOSO	Director	November 29, 2011
Pedro Reynoso

Exhibit Index

Exhibit Number	Description

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

4.9	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

10.1	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999 is incorporated herein by reference.

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

10.4
Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

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

10.8
Employment Agreement, dated November 26, 2008, between the Registrant and Andrew W. Whipple, filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, is incorporated herein by this reference.

10.9
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

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Taxonomy Extension Definition

101.LAB***	XBRL Taxonomy Extension Labels

101.PRE***	XBRL Taxonomy Extension Presentation

***	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Form S-8 ( No.’s 333-145113, 333-145114, 333-149356, 333-149357, 33-06565 and 33-83160) of our reports dated November 29, 2011 with respect to the consolidated financial statements of Zoltek Companies, Inc. and the effectiveness of internal control over financial reporting of Zoltek Companies, Inc. included in its Annual Report (Form 10-K) for the year ended September 30, 2011.

Our audit also included the financial statement schedule of Zoltek Companies, Inc. listed in Item 15(a).  This schedule is the responsibility of Zoltek Companies, Inc. management.  Our responsibility is to express an opinion based on our audit.  In our opinion, as to which the date is November 29, 2011 the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
St. Louis, Missouri
November 29, 2011