Form 10-Q
period 2011-12-31
ZOLTEK COMPANIES INC
filed 2012-02-03
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2011
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
Yes__  No __

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
Yes __ No  x

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  As of February 2, 2012, 34,353,192 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
 INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – December 31, 2011 and September 30, 2011

Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2011 and 2010

Condensed Consolidated Statement of Changes in Shareholders’ Equity – Three Months Ended December 31, 2011

Condensed Consolidated Statements of Cash Flows – Three Months Ended December 31, 2011 and 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share data)

	(Unaudited) December 31,	September 30,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$11,069	$16,980
Accounts receivable, less allowance for doubtful accounts of $106 and $110	33,107	30,350
Inventories, net	52,920	47,882
VAT Receivable	4,890	5,970
Other current assets	3,629	5,968
Total current assets	105,615	107,150
Property and equipment, net	206,812	215,083
Other assets	48	63
Total assets	$312,475	$322,296

Liabilities and shareholders' equity
Current liabilities:
Borrowings under credit lines	$5,637	$8,394
Trade accounts payable	12,701	13,643
Accrued expenses and other liabilities	8,684	7,925
Construction payables	1,675	1,027
Total current liabilities	28,697	30,989
Hungarian grant - allowance against future depreciation	6,741	7,765
Deferred tax liabilties	1,753	1,855
Liabilities carried at fair value	-	140
Total liabilities	37,191	40,749
Commitments and contingencies (See Note 7)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,368,192 shares issued and outstanding at December 31, 2011 and September 30, 2011	344	344
Additional paid-in capital	480,953	480,893
Accumulated other comprehensive loss	(57,575)	(41,549)
Accumulated deficit	(148,438)	(158,141)
Total shareholders' equity	275,284	281,547
Total liabilities and shareholders' equity	$312,475	$322,296

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,
	2011	2010

Net sales	$47,046	$32,862
Cost of sales	33,868	28,788
Gross profit	13,178	4,074
Application and development costs	1,695	1,971
Selling, general and administrative expenses	3,277	3,298
Operating income (loss)	8,206	(1,195)
Other (expense) income:
Interest expense, net	(34)	(39)
Gain on foreign currency transactions	2,169	426
Other expense, net	(184)	(213)
Loss on liabilities carried at fair value	(10)	(256)
Income (loss) from operations before income taxes	10,147	(1,277)
Income tax expense	444	284

Net income (loss)	9,703	(1,561)

Basic income (loss) per share	$0.28	$(0.05)
Diluted income (loss) per share	$0.28	$(0.05)

Weighted average common shares outstanding – basic	34,368,192	34,389,442
Weighted average common shares outstanding – diluted	34,391,084	34,389,442

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
Balance, September 30, 2011	$281,547	$344	$480,893	$(41,549)	$(158,141)

Net income	9,703				9,703
Foreign currency translation adjustment	(16,026)			(16,026)
Comprehensive loss	$(6,323)
Stock option expense	70		70
Difference between compensation and change in liability for restricted stock awards	(10)		(10)

Balance, December 31, 2011	$275,284	$344	$480,953	$(57,575)	$(148,438)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$9,703	$(1,561)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,425	4,190
Deferred taxes	-	119
Loss on liabilities carried at fair value	10	256
Foreign currency transaction gains	(1,555)	(713)
Stock compensation expense	89	237
Loss on disposal of assets	15	61
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,908)	4,650
(Increase) decrease in inventories	(7,677)	2,419
Decrease in other current assets and other assets	2,362	2,311
Decrease in trade accounts payable	(6)	(16)
Increase (decrease) in accrued expenses and other liabilities	1,178	(234)
Net cash provided by operations	3,636	11,719

Cash flows from investing activities:
Purchases of property and equipment	(7,029)	(1,185)
Increase (decrease) in construction payables	649	(322)
Net cash used in investing activities	(6,380)	(1,507)

Cash flows from financing activities:
Repayment of notes payable and credit lines	(2,756)	(981)
Cash settlement of stock options	-	(35)
Net cash used in financing activities	(2,756)	(1,016)

Effect of exchange rate changes on cash and cash equivalents	(411)	(298)
Net (decrease) increase in cash and cash equivalents	(5,911)	8,898
Cash and cash equivalents at beginning of period	16,980	21,534
Cash and cash equivalents at end of period	$11,069	$30,432

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and related products, including carbon fibers preimpregnated with resin known as “prepreg,” and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Technical fibers are an intermediate product used in heat- resistant applications such as aircraft brakes. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures acrylic fiber precursor raw material used in production of carbon fibers and technical fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States; however, the Company has an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.

The Consolidated Financial Statements of the Company include the operations of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Adoption of New Accounting Standards

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

2.	INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	December 31,	September 30,
	2011	2011
Raw materials	$9,349	$7,447
Work-in-process	12,757	11,025
Finished goods	27,911	26,626
Consigned inventory	2,558	2,488
Supplies and other	345	296
	$52,920	$47,882

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.7 million as of December 31, 2011 and September 30, 2011, to reduce the carrying value of inventories to a net realizable value. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.

3.	SEGMENT INFORMATION

The Company’s strategic business units are based on product lines are comprised of three reportable segments: carbon fibers, technical fibers and corporate/other products. The carbon fibers segment manufactures commercial carbon fibers used as reinforcement material in composites and related products, including prepregs. The technical fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The carbon fibers and technical fibers segments’ production facilities are located geographically in the United States, Hungary and Mexico. The remaining business represented in the corporate/other products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the corporate headquarters.

Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of and for the three months then ended December 31, 2011 and 2010 (in thousands):

	Three months ended December 31, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$37,679	$8,834	$533	$47,046
Cost of sales	27,661	5,729	478	33,868
Gross profit	10,018	3,105	55	13,178
Operating income (loss)	8,318	2,749	(2,861)	8,206
Depreciation	3,986	322	117	4,425
Capital expenditures	6,610	207	212	7,029

	Three months ended December 31, 2010
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$25,067	$7,302	$493	$32,862
Cost of sales	22,566	5,984	238	28,788
Gross profit	2,501	1,318	255	4,074
Operating income (loss)	740	1,150	(3,085)	(1,195)
Depreciation	3,294	347	549	4,190
Capital expenditures	778	149	258	1,185

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
December 31, 2011	$269,393	$27,680	$15,402	$312,475
September 30, 2011	$272,397	$28,789	$21,110	$322,296

4.	EARNINGS PER SHARE

In accordance with Accounting Standards Codification (“ASC”) 260, the Company has evaluated its diluted income (loss) per share calculation. The Company had outstanding warrants and stock options at December 31, 2011 and 2010 which were not included in the determination of diluted income (loss) per share because these shares were anti-dilutive.

Net income (loss) per share for the three months ended December 31, 2011 and 2010, respectively was as follows (in thousands, except per share amounts):

	Three months ended December 31,
	2011	2010
Numerators:
Net income (loss)	$9,703	$(1,561)

Denominators:
Average shares outstanding – basic	34,368	34,389
Impact of stock options	23	-
Average shares outstanding – diluted	34,391	34,389

Basic income (loss) per share	$0.28	$(0.05)
Diluted income (loss) per share	$0.28	$(0.05)

5.	FINANCING TRANSACTIONS

HUNGARIAN GRANT

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the December 31, 2011 exchange rate, is approximately $12.0 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of December 31, 2011, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

The Hungarian subsidiary may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary:  fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins.

FINANCING ACTIVITY

Revolving Credit Facility

U.S. Operations – The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires March 1, 2012. There were $5.6 million in borrowings as of December 31, 2011, with $4.4 million of availability. There are no financial covenants associated with this facility.

Hungarian Operations – The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which expires March 30, 2012. The overdraft facility has a total commitment of the lesser of 1.9 billion HUF ($8.0 million as of December 31, 2011) or a borrowing base ($8.6 million as of December 31, 2011). There were no borrowings under this credit facility at December 31, 2011. There are no financial covenants associated with this facility.

The Company intends to extend its existing lines of credit before expiration. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.

6.	STOCK COMPENSATION EXPENSE

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

The Company has two Long-Term Incentive Plans under which equity-based awards may be granted. At December 31, 2011, there were an aggregate of 2.0 million shares authorized for issuance under these plans. Approximately 0.4 million and 0.1 million shares remained available for future issuance under the 2008 Employee Long-Term Incentive Plan and the 2008 Directors Long-Term Incentive Plan, respectively.

Stock option awards.  During the first quarter of fiscal 2012 the Company granted performance-based based stock options with separate performance conditions in fiscal years 2012, 2013, and 2014, to named executive officers and other key employees. The Company will recognize compensation expense related to each separate service period during the respective period. The maximum number of performance-based options available to vest subject to certain operating performance targets is 1,158,750.  The number of options available to vest are subject to the performance measures in a given fiscal year.  The Company determined that a grant date, for purposes of measuring compensation expense in accordance with U.S. GAAP, has not been established for a portion of the 2013 and 2014 awards.  The accounting date will be established when a mutual understanding of key terms and conditions is established.  The Company also granted 105,000 stock options with a vesting period through December 2012 to certain key employees.

Annually, options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All such options vest immediately at time of grant. During fiscal 2011, a former director exercised his option on 7,500 shares at an exercise price of $5.47. The Company opted to settle the award in cash in lieu of issuing shares.

The following table summarizes information for options currently outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number	Wtd. Avg. Exercise Price	Intrinsic Value
$ 2.07-5.72	1,295,750	10 years	$5.71	32,000	$5.26	$61,840
8.40-8.60	80,087	3 years	8.53	80,087	8.53	38,700
11.94-24.12	85,000	5 years	16.24	73,750	15.55	-
31.07-36.73	75,000	4 years	33.33	75,000	33.33	-
$ 2.07-36.73	1,535,837			260,837		$100,540

Presented below is a summary of stock option plans activity for the three months ended December 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	414,587	$21.41
Granted	1,263,750	5.72
Exercised	-	-
Cancelled	(142,500)	29.70
Outstanding at December 31, 2011	1,535,837	$7.79
Exercisable at December 31, 2011	260,837	$17.24

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life of option	3-5 years	5 years	3.8 years	3.8 & 4 years	4 & 7.5 years
Risk-free interest rate	0.4%-0.8%	2.4%	0.4%	0.5%	1.8%
Volatility of stock	72%-79%	73%	77%	79%	66%
Forfeiture rate	0%-16%	0%	0%	0%-25%	0%-30%

Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term. The number of options for performance-based shares is based on the probable established performance target expected to be achieved.

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. The balance of restricted stock shares outstanding was 30,000 shares as of December 31, 2011.

In accordance with ASC 718, the Company determined its practice of settling vested restricted shares in cash resulted in a modification in fiscal 2010 from equity to liability accounting for the remaining unvested restricted shares. The fair value of the modified liability award is measured each reporting date through settlement and any adjustments to increase or decrease the liability are recorded either as compensation cost or a charge to equity. During the first quarter of fiscal 2012, 15,000 shares of restricted stock vested.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was $0.1 million for the three months ended December 31, 2011, and $0.2 million for the three months ended December 31, 2010. There were no recognized tax benefits during the three months ended December 31, 2011 or 2010, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset.

7.	COMMITMENTS AND CONTINGENCIES

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

In the three months ended December 31, 2011 and 2010, the Company reported aggregate sales of $18.2 million and $5.8 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer. In the three months ended December 31, 2011 and 2010, the Company also reported aggregate sales of $5.7 million and $4.6 million, respectively, to Saertex GMBH & Co, a manufacturer of fabrics for the composite industry, including materials for production of wind turbines. In the three months ended December 31, 2010, the Company reported aggregate sales of $4.0 million to Cuming Corporation, a manufacturer of composite materials for the offshore oil and gas industries.

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

The Company currently has net operating loss carryforwards available to offset future tax liabilities. The Company has recorded a full valuation allowance against its deferred tax assets in Hungary, the United States and Mexico because it is more likely than not that the value of the deferred tax assets will not be realized. In the consolidated balance sheets, the Company classifies its deferred tax assets and liabilities as either current or non-current based on the classification of the related liability or asset for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting, including deferred taxes related to loss carryforwards, is classified according to the expected reversal date of the temporary differences as of the reporting date.

As of December 31, 2011, we had uncertain tax positions  which may change as a result of the outcomes of audits. The Company tracks uncertain tax positions under the guidance of ASC 740-10.

Income tax expense was $0.4 million for the first quarter of fiscal 2012 compared to an expense of $0.3 million for the first quarter of fiscal 2011.  An expense of $0.4 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first quarter of fiscal 2011, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law which made a flat 10% corporate rate effective for fiscal years beginning after January 1, 2013. An additional $0.1 million was incurred related to the local Hungarian municipality tax and $0.1 million was recorded related to US and Mexico minimum tax payments.  A tax benefit of approximately $0.2 million was recorded related to an increase in the Hungarian subsidiary’s deferred tax position.

9.	FAIR VALUE MEASUREMENT OF INSTRUMENTS

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

The fair value of warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of December 31, 2011:

Outstanding Warrant Issuances
December 2006
Warrants issued	827,789 shares
Expiration of warrants	December 2012
Per share exercise price of warrants	$28.06
Expected remaining life of warrants	0.96
Risk-free interest rate	0.10%
Stock volatility	72.25%
Dividend yield	0.00%

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

The fair value of warrants and restricted shares as of December 31, 2011 and September 30, 2011, was as follows (amounts in thousands, except per share amounts):

			Fair Value Measurement
Description	Fair Value Per Share	Shares Issuable Upon Exercise	Total	Level 1	Level 2	Level 3

Warrants --December 2006 Issuance

As of December 31, 2011	0.13	827,789	$104	$-	$-	$104
As of September 30, 2011	0.11	827,789	$94	$-	$-	$94

Restricted Shares

As of December 31, 2011			$121	$-	$-	$121
As of September 30, 2011			$92	$-	$-	$92

During the first quarter of fiscal 2012, 102,835 warrants expired. The fair value liability balance of warrants increased by less than $0.1 million related to an increase in fair value due to an increase in stock price. The balance of warrants at December 31, 2011 was $0.1 million from $0.1 million at September 30, 2011. The restricted shares balance increased by less than $0.1 million related to an increase in fair value for a total balance of $0.1 million at December 31, 2011, from $0.1 million at September 30, 2011. The balance of restricted stock outstanding was 30,000 shares at December 31, 2011.

10.	FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented.  The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity.  Gains and losses from foreign currency transaction of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF weakened by 12.2% against the U.S. dollar during the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. This currency fluctuation caused an increase of $16.0 million in our accumulated other comprehensive loss for the three months ended December 31, 2011.

The functional currency of Zoltek de Mexico is the U.S. dollar.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.” This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt these provisions in the second quarter of fiscal 2012. Adoption of this provision will impact the presentation of the Company’s consolidated financial statements.

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

Zoltek’s mission to commercialize carbon fibers has proven successful over the past several years, but the development of large volume applications has been constrained because converting commercial carbon fibers to a finished product depends to a large degree on a fragmented and inefficient supply chain. Consequently, we are taking the next step in the commercialization process. We are designing new equipment and developing new processing methods to support the commercialization strategy. We are expanding our downstream processing capacity with the goal of ultimately becoming the leading carbon fiber prepreg manufacturer over the next few years. The goal is to develop higher-throughput, lower-cost conversion methods designed to consolidate the supply chain and open new market applications. These value-added, or “composite intermediate” products and processes, are being developed by Zoltek’s research and development (R&D) group.

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

We are aggressively marketing to obtain new business in both existing and new applications. New applications tend to require relatively long sales cycles due to the qualification of carbon fibers into new product development manufacturing and engineering. Targeted application areas include wind energy, deep sea drilling, infrastructure, aerospace secondary structures, automotive and aircraft brakes. During 2010, we added additional sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success through new customers and sales in those regions. During fiscal 2011, we strengthened our customer base to become less reliant on any large customer which has resulted in increased sales for the last five sequential quarters.

In order to manage our business, we focus on two separate business segments: carbon fibers and technical fibers (oxidized acrylic fibers). We also manage the corporate/other segment which consists of ancillary activities not directly related to the carbon fiber or technical fiber segments.

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

Gross profit.  Our consolidated gross profit margins for the first quarter of fiscal 2012 and 2011, respectively, were 28.0% and 12.4%.  Management focuses on improving the gross profit over the long-term while leading the commercialization of carbon fiber and controlling associated costs. Consequently, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging markets. Gross margin was positively impacted during fiscal 2012 by several factors. Production levels increased with improved sales as we brought our Mexican operation online and increased production output in Hungary. We also improved the efficiency of our operations which decreased production costs. During the first quarter of 2012, gross margin was negatively impacted by $0.8 million of available unused capacity cost compared to $2.3 million during the first quarter of fiscal 2011. Costs of our primary raw material, ACN, also decreased by approximately 22% from the first quarter of fiscal 2011. Our gross margins have also benefited from price increases as market demand has increased.

Operating expenses.  Our operating expenses are driven by headcount and related administrative costs, marketing costs, and research and development costs. We monitor headcount levels in specific geographic and operational areas.  We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.

Cash flow from operating activities.  Operating activities generated cash of $3.6 million and $11.7 million in the first quarter of fiscal 2012 and 2011, respectively. Decreased cash resulted from growth in accounts receivables and inventory to support sales expansion. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital. It also provides meaningful insight into the management of our working capital.

Liquidity and cash flows.  Due to the variability in revenue, our cash position varies. We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover.

BUSINESS TRENDS

Zoltek management has focused its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites. Management primarily emphasized the following areas:

•
Increased Sales Efforts in Selected International Markets.  We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in Asia. Indications are that the global customer demand appears stronger for 2012.

•
Business Development in Emerging Applications.  We have identified emerging applications for our products with high growth potential across a variety of industries and regions. We have taken a major step toward growing our carbon fiber prepreg capabilities by opening a new 135,000 square foot facility outside of St. Louis, Missouri in November 2011. One of our goals is to leverage our leadership in commercial carbon fibers to become the leading provider of carbon fiber prepreg in the global marketplace over the next few years.  Our research and development center, to support our targeted applications with high volume manufacturing and processing technologies, will also be located at this new facility.

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

•
Operating Cash Flow and Cash Management.   Due to a 43.2% increase in sales, we reported positive operating cash flow of $3.6 million during the first quarter of fiscal 2012.  We reported positive operating cash flow of $11.7 million during the first quarter of fiscal 2011.  Cash was used to build working capital in anticipation of increased sales during fiscal 2012.  Cash used for inventory was $7.7 million and increased accounts receivable used cash of $4.9 million during the first quarter of fiscal 2012.  We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding.  The Company reported $7.0 million of capital expenditures during the first quarter of fiscal 2012. The Company intends to utilize operating cash flow, currently existing credit lines and increase debt in order to accommodate increases in working capital and capital expenditures requirements for the remainder of fiscal 2012.

•
Foreign Currency Volatility.  During the first quarter of fiscal 2012, the HUF weakened against the U.S. dollar by 12.2% from the fourth quarter of fiscal 2011 and the Mexican Peso weakened against the U.S. dollar by 1.1% from the fourth quarter of fiscal 2011. This resulted in lower processing cost and devaluation of inventory in the respective countries. The Euro weakened against the U.S. dollar by 5.0% from the fourth quarter of fiscal 2011 resulting in decreased revenue. The Company’s financial statements will continue to be impacted by foreign currency volatility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

The Company's sales increased 43.2%, or $14.2 million, to $47.0 million in the first quarter of fiscal 2012 from $32.9 million in the first quarter of fiscal 2011.  During the first quarter of fiscal 2012, volume of product shipments increased 33% compared to the first quarter of 2011, which accounted for an increase in revenue of approximately $13.1 million. Carbon fiber sales increased 50.3%, or $12.6 million, to $37.7 million in the first quarter of fiscal 2012 from $25.1 million in the first quarter of fiscal 2011 due to increased shipments to wind customers. Technical fiber sales increased 21.0%, or $1.5 million, to $8.8 million in the first quarter of fiscal 2012 from $7.3 million in the first quarter of fiscal 2011 due to increased shipments to aircraft brake customers. Other revenues remained constant at $0.5 million during the first quarters of fiscal 2012 and 2011.

The Company's cost of sales increased by 17.6%, or $5.1 million, to $33.9 million in the first quarter of fiscal 2012 from $28.8 million in the first quarter of fiscal 2011. The increase in cost of sales reflected increased sales of 43.2% discussed above and decreased raw material costs as lower cost ACN was used in production.  Carbon fiber cost of sales increased by 22.6%, or $5.1 million, to $27.7 million for the first quarter of fiscal 2012 from $22.6 million for the first quarter of fiscal 2011. The increase in carbon fiber cost of sales reflected increased sales of 50.3% as discussed above and decreased raw material costs as lower cost ACN was used. Technical fiber cost of sales decreased by 4.3% or $0.3 million, to $5.7 million for the first quarter of fiscal 2012 from $6.0 million for the first quarter of fiscal 2011 as a result of improved efficiencies and lower cost ACN.  The cost of sales of the corporate/other products segment increased for the first quarter ended fiscal 2012 to $0.5 million compared to $0.2 million for the first quarter ended fiscal 2011.

The Company's gross profit increased by $9.1 million, to $13.2 million, or 28.0% of sales in the first quarter of fiscal 2012 from $4.1 million, or 12.4% of sales in the first quarter of fiscal 2011. During the first quarter of 2012, available unused capacity costs decreased to $0.8 million compared to the first quarter of 2011 when gross margin was negatively impacted by $2.3 million of available unused capacity cost. Carbon fiber gross profit percentage increased to 26.6% for the first quarter of fiscal 2012 compared to 10.0% for the first quarter of fiscal 2011. Carbon fiber gross profit increased to $10.0 million from $2.5 million during these respective periods. The increases in carbon fiber gross profit and gross profit percentage resulted primarily from increased production levels with improved sales as we brought our Mexican operation online and increased output in Hungary. We also improved the efficiency of our operations which decreased production costs. During the first quarter of 2012, available unused capacity costs related to carbon fiber decreased to $0.7 million compared to the first quarter of 2011 when gross margin was negatively impacted by $2.1 million of available unused capacity cost. Costs of our primary raw material, ACN, also decreased by approximately 22% from the first quarter of fiscal 2011. Our gross margins have also benefited from price increases as market demand has increased. Technical fiber gross profit increased to $3.1 million, or 35.1% of sales, in the first quarter of fiscal 2012 from $1.3 million, or 18.1% of sales, in the first quarter of fiscal 2011. The increases in technical fiber gross profit and margin resulted from increased production output in Hungary and lower cost ACN. During the first quarter of 2012, available unused capacity costs related to technical fiber decreased to $0.1 million compared to the first quarter of 2011 when gross margin was negatively impacted by $0.2 million of available unused capacity cost. The corporate/other products segments reported gross profit of $0.1 million for the first quarter of fiscal 2012 compared to $0.3 million for the first quarter of fiscal 2011.

Application and market development costs were $1.7 million for the first quarter of fiscal 2012 and $2.0 million for the first quarter of fiscal 2011. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses for continuing operations remained constant at $3.3 million in the first quarter of fiscal 2012 and the first quarter of fiscal 2011. The Company recorded $0.1 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the first quarter of fiscal 2012, a decrease of $0.1 million from the expense of $0.2 million in the first quarter of fiscal 2011. Additionally, employee cost increased as we added headcount in selling and administrative roles.

Operating income from the first quarter of fiscal 2012 was $8.2 million, an improvement from an operating loss of $1.2 million incurred during the first quarter of fiscal 2011. This increase resulted primarily from an increase in gross profit of $9.1 million and a decrease in research and development expenses of $0.3 million. Carbon fiber operating income increased to $8.3 million in the first quarter of fiscal 2012 from $0.7 million in the first quarter of fiscal 2011. The increase resulted from an increase in gross profit as discussed above.  Operating income from technical fibers increased to $2.7 million in the first quarter of fiscal 2012 from $1.2 million in the first quarter of fiscal 2011. The increase in technical fiber operating income resulted from the increase in gross profit described above. Other products/ headquarters operating loss increased to $2.9 million in the first quarter of fiscal 2012 from a loss of $3.1 million in the first quarter of fiscal 2011.

Gain on foreign currency translations was $2.2 million for the first quarter of fiscal 2012, compared to $0.4 million for the first quarter of fiscal 2011. During the first three months of fiscal 2012 and 2011, the Euro and the U.S. dollar strengthened in value against the HUF.  As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the strengthening in value of the Euro and U.S. dollar resulted in a gain recognized in our Hungarian subsidiary.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Other expense, net, was $0.2 million in the first quarter of fiscal 2012 and 2011. Other expense, net consists primarily of loss from the disposal of fixed assets.

Loss on liabilities carried at fair value was less than $0.1 million in the first quarter of fiscal 2012 compared to a loss of $0.3 million in the first quarter of fiscal 2011 (see   “– Liquidity and Capital Resources – Fair Value Measurement of Instruments ").

Income tax expense was $0.4 million for the first quarter of fiscal 2012 compared to an expense of $0.3 million for the first quarter of fiscal 2011.  An expense of $0.4 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first quarter of fiscal 2011, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law which makes effective a flat 10% corporate tax rate for fiscal years beginning after January 1, 2013.  An additional $0.1 million was incurred related to the local Hungarian municipality tax and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  A tax benefit of approximately $0.2 million was recorded related to an increase in Hungary’s deferred tax position.

The foregoing resulted in net income of $9.7 million for the first quarter of fiscal 2012 compared to a loss of $1.6 million for first quarter of fiscal 2011. Similarly, the Company reported income per share of $0.28 and loss per share of $0.05 per share on a basic and diluted basis for the first quarter of fiscal 2012 and 2011, respectively. The weighted average basic common shares outstanding were 34.4 million for the first quarters of both fiscal 2012 and 2011.  The weighted average diluted common shares outstanding were 34.4 million for the first quarter of fiscal 2012, compared to 34.4 million for the first quarter of fiscal 2011.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and anticipated credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2012.

     Cash Provided (Used) In Continuing Operating Activities

Operating activities provided $3.6 million of cash for the first quarter of fiscal 2012. Inventory levels used $7.7 million during the first quarter of fiscal 2012. Cash flows were positively affected by depreciation of $4.4 million for the first quarter of fiscal 2012, which was included in the operating income of $8.2 million. Increased sales increased accounts receivables by $4.9 million during the first quarter of fiscal 2012. Payables and accrued expenses increased by $1.2 million.

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

          Cash Used In Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2012 was $6.4 million, which primarily consisted of capital expenditures on existing production lines and new equipment.  Approximately $10.8 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations. The change in property and equipment, net was also impacted by $7.0 million of capital expenditures and depreciation expense of $4.4 million. Capital expenditures included $2.6 million related to the purchase of the building in St. Peters, Missouri to be used as a new location for our prepreg operations.

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

     Cash (Used) Provided By Financing Activities

Net cash used by financing activities was $2.8 million for the first quarter of fiscal 2012 resulting from repayment of the line of credit.  Net cash used by financing activities was $1.0 million for the first quarter of fiscal 2011 resulting from repayment of notes payable.

Earnings Per Share

In accordance with ASC 260, the Company has evaluated its diluted income (loss) per share calculation. The Company had outstanding warrants and stock options at December 31, 2011 and 2010 which were not included in the determination of diluted loss per share because these shares were anti-dilutive.

Net income (loss) per share for the three months ended December 31, 2011 and 2010, respectively is as follows (in thousands, except per share amounts):

	Three months ended December 31,
	2011	2010
Numerators:
Net income (loss)	$9,703	$(1,561)

Denominators:
Average shares outstanding – basic	34,368	34,389
Impact of stock options	23	-
Average shares outstanding – diluted	34,391	34,389

Basic income (loss) per share	$0.28	$(0.05)
Diluted income (loss) per share	$0.28	$(0.05)

Hungarian Grant

                 The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the December 31, 2011 exchange rate, is approximately $12.0 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of December 31, 2011, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

The Hungarian subsidiary may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary:  fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins.

Revolving Credit Facility

U.S. Operations – The Company’s U.S. subsidiary has a credit facility with a U.S. bank, the term of which expires March 1, 2012. There were $5.6 million in borrowings as of December 31, 2011, with $4.4 million of availability. There are no financial covenants associated with this facility.

Hungarian Operations – The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which expires March 30, 2012. The overdraft facility has a total commitment of the lesser of 1.9 billion HUF ($8.0 million as of December 31, 2011) or a borrowing base ($8.6 million as of December 31, 2011). There were no borrowings under this credit facility at December 31, 2011. There are no financial covenants associated with this facility.

The Company intends to extend its existing lines of credit before expiration.  Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.

Stock Compensation Expense

The Company has two Long-Term Incentive Plans, under which equity-based awards may be granted, including restricted shares of common stock, performance awards, stock options and stock units. At December 31, 2011, there were an aggregate of 2.0 million shares authorized for issuance under these plans. Approximately 0.4 million and 0.1 million shares remained available for future issuance under the 2008 Employee Long-Term Incentive Plan and the 2008 Directors Long-Term Incentive Plan, respectively. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

New Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. dollars, respectively, at the exchange rates in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses.  The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The HUF weakened by 12.2% against the U.S. dollar during the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. This currency fluctuation caused an increase of $16.0 million in our accumulated other comprehensive loss for the three months ended December 31, 2011.

The functional currency of Zoltek de Mexico is the U.S. dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of December 31, 2011, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in US dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the U.S. dollar at December 31, 2011 and 2010 amounted to $10.8 million and $10.8 million, respectively.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.  In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

  As of December 31, 2011, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at December 31, 2011 because Zoltek de Mexico’s functional currency is the US dollar.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

The forward-looking statements contained in this report are inherently subject to risks and uncertainties.  The Company’s actual results could differ materially from those in the forward-looking statements.  The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber, prepregs and precursor raw materials and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; (14) establish prepreg capacity; and (15) manage the risks identified under “Risk Factors” in our filings with the SEC.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2011, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ZOLTEK COMPANIES, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 6.	Exhibits. See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)

Date: February 2, 2012	By:	/s/ ZSOLT RUMY
Zsolt Rumy Chief Executive Officer

EXHIBIT INDEX

Exhibit NumberDescription of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.