Form 10-Q
period 2012-03-31
ZOLTEK COMPANIES INC
filed 2012-05-03
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2012
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
Yes __ No __

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
Yes __ No   x

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  As of May 3, 2012, 34,355,192 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share data)

	(Unaudited)
	March 31,	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$9,854	$16,980
Accounts receivable, less allowance for doubtful accounts of $65 and $110	35,944	30,350
Inventories, net	60,371	47,882
VAT Receivable	5,955	5,970
Other current assets	6,288	5,968
Total current assets	118,412	107,150
Property and equipment, net	215,445	215,083
Other assets	187	63
Total assets	$334,044	$322,296

Liabilities and shareholders' equity
Current liabilities:
Borrowings under credit lines	$-	$8,394
Current maturities of long-term debt	611	$-
Trade accounts payable	12,819	13,643
Accrued expenses and other liabilities	9,176	7,925
Construction payables	1,671	1,027
Total current liabilities	24,277	30,989
Long-term debt	9,389	-
Hungarian grant - allowance against future depreciation	7,145	7,765
Deferred tax liabilties	1,753	1,855
Liabilities carried at fair value	-	140
Total liabilities	42,564	40,749
Commitments and contingencies (See Note 7)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,355,192 and 34,368,192 shares issued and outstanding at March 31, 2012 and September 30, 2011	344	344
Additional paid-in capital	481,503	480,893
Accumulated other comprehensive loss	(45,267)	(41,549)
Accumulated deficit	(145,100)	(158,141)
Total shareholders' equity	291,480	281,547
Total liabilities and shareholders' equity	$334,044	$322,296

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011

Net sales	$47,014	$37,099	$94,060	$69,961
Cost of sales	36,046	34,652	69,914	63,444
Gross profit	10,968	2,447	24,146	6,517
Application and development costs	1,931	2,162	3,623	4,132
Selling, general and administrative expenses	3,326	3,577	6,603	6,875
Operating income (loss)	5,711	(3,292)	13,920	(4,490)
Other (expense) income:
Interest expense, net	(16)	(3)	(50)	(42)
(Loss) gain on foreign currency transactions	(1,859)	(1,497)	311	(1,071)
Other expense, net	(42)	(54)	(230)	(265)
Loss on liabilities carried at fair value	(160)	(277)	(170)	(533)
Income (loss) from operations before income taxes	3,634	(5,123)	13,781	(6,401)
Income tax expense (benefit)	296	(16)	740	268

Net income (loss)	$3,338	$(5,107)	$13,041	$(6,669)

Basic income (loss) per share	$0.10	$(0.15)	$0.38	$(0.19)
Diluted income (loss) per share	$0.10	$(0.15)	$0.38	$(0.19)

Weighted average common shares outstanding – basic	34,361,542	34,382,414	34,354,818	34,385,967
Weighted average common shares outstanding – diluted	34,410,015	34,382,414	34,392,305	34,385,967

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net income (loss)	$3,338	$(5,107)	$13,041	$(6,669)
Foreign currency translation adjustment	12,308	14,604	(3,718)	10,021

Comprehensive income	$15,646	$9,497	$9,323	$3,352

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
Balance, September 30, 2011	$281,547	$344	$480,893	$(41,549)	$(158,141)

Net income	13,041				13,041
Foreign currency translation adjustment	(3,718)			(3,718)
Stock option expense	618		618
Exercise of Stock Options	4		4
Difference between compensation and change in liability for restricted stock awards	(12)		(12)

Balance, March 31, 2012	$291,480	$344	$481,503	$(45,267)	$(145,100)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$13,041	$(6,669)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	8,851	8,495
Deferred taxes	-	(235)
Loss on liabilities carried at fair value	170	533
Foreign currency transaction loss	157	1,923
Stock compensation expense	738	697
Loss on disposal of assets	15	239
Changes in assets and liabilities:
Increase in accounts receivable	(5,960)	(1,779)
(Increase) decrease in inventories	(13,123)	891
Increase in other current assets and other assets	(622)	(880)
Increase (decrease) in trade accounts payable	(605)	302
Increase in accrued expenses and other liabilities	552	833
Net cash provided by operations	3,214	4,350

Cash flows from investing activities:
Purchases of property and equipment	(12,227)	(2,886)
Increase (decrease) in construction payables	653	(509)
Proceeds from sale of fixed assets	-	24
Proceeds received from Hungarian grant	-	22
Net cash used in investing activities	(11,574)	(3,349)

Cash flows from financing activities:
Payment of financing fees	(126)	-
Proceeds from exercise of stock options	4	-
Repayment of credit lines	(8,394)	(981)
Borrowings of notes payable	10,000	-
Cash settlement of restricted shares	(114)	(143)
Cash settlement of stock options	-	(34)
Net cash used in financing activities	1,370	(1,158)

Effect of exchange rate changes on cash and cash equivalents	(136)	(720)
Net (decrease) increase in cash and cash equivalents	(7,126)	(877)
Cash and cash equivalents at beginning of period	16,980	21,534
Cash and cash equivalents at end of period	$9,854	$20,657

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The unaudited interim condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Adjustments resulting from the currency translation of financial statements of the Company’s foreign subsidiaries are reflected in the condensed consolidated balance sheets as “Accumulated other comprehensive loss” within shareholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations as “Other income (expense).”

Adoption of New Accounting Standards

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

2.	INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	March 31,	September 30,
	2012	2011
Raw materials	$11,570	$7,447
Work-in-process	13,321	11,025
Finished goods	31,548	26,626
Consigned inventory	3,522	2,488
Supplies and other	410	296
	$60,371	$47,882

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.7 million as of March 31, 2012 and September 30, 2011, to reduce the carrying value of inventories to a net realizable value. Consigned inventory represents contractually required finished goods inventory levels for certain key customers. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.

3.	SEGMENT INFORMATION

The Company’s strategic business units are based on product lines and are comprised of three reportable segments: carbon fibers, technical fibers and corporate/other products. The carbon fibers segment manufactures commercial carbon fibers used as reinforcement material in composites and related products, including prepregs. The technical fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for other heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The carbon fibers and technical fibers segments’ production facilities are located geographically in the United States, Hungary and Mexico. The remaining business represented in the corporate/other products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the corporate headquarters.

Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of March 31, 2012 and September 30, 2011, and for the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$37,944	$8,480	$590	$47,014
Cost of sales	30,084	5,376	586	36,046
Gross profit	7,860	3,104	4	10,968
Operating income (loss)	6,145	2,777	(3,211)	5,711
Depreciation	3,959	339	129	4,427
Capital expenditures	4,903	44	251	5,198

	Three months ended March 31, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$30,122	$6,493	$484	$37,099
Cost of sales	28,439	5,956	257	34,652
Gross profit	1,683	537	227	2,447
Operating income (loss)	(503)	383	(3,172)	(3,292)
Depreciation	3,622	345	337	4,304
Capital expenditures	1,242	300	190	1,732

	Six months ended March 31, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$75,623	$17,314	$1,123	$94,060
Cost of sales	57,745	11,105	1,064	69,914
Gross profit	17,878	6,209	59	24,146
Operating income (loss)	14,463	5,526	(6,069)	13,920
Depreciation	7,945	661	245	8,851
Capital expenditures	11,513	251	463	12,227

	Six months ended March 31, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$55,189	$13,794	$978	$69,961
Cost of sales	51,007	11,942	495	63,444
Gross profit	4,182	1,852	483	6,517
Operating income (loss)	20	1,533	(6,043)	(4,490)
Depreciation	7,130	692	673	8,495
Capital expenditures	1,989	449	448	2,886

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
March 31, 2012	$291,344	$29,537	$13,163	$334,044
September 30, 2011	$272,397	$28,789	$21,110	$322,296

4.	EARNINGS PER SHARE

In accordance with Accounting Standards Codification (“ASC”) 260, the Company has evaluated its diluted income (loss) per share calculation. The Company had outstanding warrants and stock options at March 31, 2012 and 2011 which were not included in the determination of diluted income (loss) per share because they were anti-dilutive.

Net income (loss) per share for the three and six months ended March 31, 2012 and 2011, respectively was as follows (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Numerators:
Net income (loss)	$3,338	$(5,107)	$13,041	$(6,669)

Denominators:
Average shares outstanding – basic	34,362	34,382	34,355	34,386
Impact of stock options	48	-	37	-
Average shares outstanding – diluted	34,410	34,382	34,392	34,386

Basic income (loss) per share	$0.10	$(0.15)	$0.38	$(0.19)
Diluted income (loss) per share	$0.10	$(0.15)	$0.38	$(0.19)

5.	FINANCING TRANSACTIONS

HUNGARIAN GRANT

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the March 31, 2012 exchange rate, is approximately $13.1 million. The grant has provided a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of March 31, 2012, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheets. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

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

FINANCING ACTIVITY

Term Loan

On March 30, 2012, Zoltek Companies, Inc. entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area,.  The Enterprise Loan is a seven-year, secured term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at a one-month LIBOR rate, plus 3%. The Company entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The Loan Agreement contains customary representations and warranties, and contains a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, along with other customary covenants.

The Company utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's U.S. revolving credit facility with BMO Harris Bank N.A., and for other general corporate purposes

Revolving Credit Facility

U.S. Operations – On April 27, 2012, Zoltek Companies, Inc. entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with interest based on LIBOR plus 2.5%, adjusted monthly.  The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015.  The revolving credit facility will be utilized to fund working capital needs and general corporate purposes.  For additional information, see “Item 5, Other Information” in Part II of this Quarterly Report on Form 10-Q.

Hungarian Operations – The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which expires May 30, 2012. The overdraft facility has a total commitment of the lesser of 1.9 billion HUF ($8.7 million as of March 31, 2012) or a borrowing base ($7.3 million as of March 31, 2012). There were no borrowings under this credit facility at March 31, 2012. There are no financial covenants associated with this facility

The Company intends to extend its existing Hungarian line of credit before expiration. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.

6.	STOCK COMPENSATION EXPENSE

The Company maintains long-term incentive plans that authorize the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized but unissued shares, as the Company has no treasury stock. The Company has the option, in its sole discretion, to settle awards under its 2008 incentive plans in cash, in lieu of issuing shares.

The Company has two Long-Term Incentive Plans under which equity-based awards may be granted. At March 31, 2012, there were an aggregate of 2.0 million shares authorized for issuance under these plans. Approximately 0.4 million and 0.1 million shares remained available for future issuance under the 2008 Employee Long-Term Incentive Plan and the 2008 Directors Long-Term Incentive Plan, respectively.

Stock option awards.  During the first quarter of fiscal 2012 the Company awarded performance-based based stock options with separate performance conditions in fiscal years 2012, 2013, and 2014, to named executive officers and other key employees. The Company will recognize compensation expense related to each separate service period during the respective period. The maximum number of performance-based options available to vest subject to certain operating performance targets is 1,158,750. The number of options available to vest are subject to the performance measures in a given fiscal year.   The Company determined that a grant date, for purposes of measuring compensation expense in accordance with US GAAP, has been established for all three performance years as a mutual understanding of key terms and conditions was demonstrated.  The Company also granted 105,000 stock options with a vesting period through December 2012 to certain key employees.

Annually, options to purchase 7,500 shares of common stock are issued to each director, other than the CEO. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All such options vest immediately at time of grant. During the second quarter of fiscal 2012, the Directors were issued options to purchase 37,500 shares of common stock at an exercise price of $14.58.

The following table summarizes information for options currently outstanding and exercisable at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number	Wtd. Avg. Exercise Price
$ 2.07-5.72	1,293,750	9 years	$5.71	30,000	$5.47
8.40-8.60	80,087	3 years	8.53	80,087	8.53
11.94-24.12	122,500	5 years	15.73	111,250	15.22
31.07-36.73	75,000	3 years	33.33	75,000	33.33
$ 2.07-36.73	1,571,337			296,337

Presented below is a summary of stock option plans activity for the six months ended March 31, 2012:

Shares
Outstanding at September 30, 2011	414,587
Granted	1,301,250
Exercised	(2,000)
Cancelled	(142,500)
Outstanding at March 31, 2012	1,571,337
Exercisable at March 31, 2012	296,337

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

Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term. The number of options used to recognize expense for performance-based shares is based on the probable established performance target expected to be achieved as of the end of the period.

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. The balance of restricted stock shares outstanding was 15,000 shares as of March 31, 2012.

During the first quarter of fiscal 2012, 15,000 restricted shares became subject to vesting.   The Company opted to settle the shares in cash of $0.1 million in lieu of issuing shares. In accordance with ASC 718, the Company determined its practice of settling vested restricted shares in cash resulted in a modification from equity to liability accounting in fiscal 2010 for the remaining unvested restricted shares. The fair value of the modified liability award is measured each reporting date through settlement and any adjustments to increase or decrease the liability are recorded either as compensation cost or a charge to equity.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was $0.7 million and $0.7 million for the three and six months ended March 31, 2012, and $0.5 million and $0.7 million for the three months and six months ended March 31, 2011. There were no recognized tax benefits during the six months ended March 31, 2012 or 2011, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset.

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

In the three months ended March 31, 2012 and 2011, the Company reported aggregate sales of $21.9 million and $11.4 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer. In the six months ended March 31, 2012 and 2011, the Company reported aggregate sales of $40.0 million and $17.1 million, respectively, to Vestas Wind Systems.  In the three and six months ended March 31, 2011, the Company reported aggregate sales of $5.0 million and $9.6 million, respectively, to Saertex GMBH & Co, a manufacturer of fabrics for the composite industry, including materials for production of wind turbines. In the three and six months ended March 31, 2011, the Company reported aggregate sales of $5.1 million and $9.1 million, respectively, to Cuming Corporation, a manufacturer of composite materials for the offshore oil and gas industries.  These were the only customers that represented greater than 10% of consolidated net sales in these periods.

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

The Company currently has net operating loss carryforwards available to offset future tax liabilities. The Company has recorded a full valuation allowance against its deferred tax assets in Hungary, the United States and Mexico because it is more likely than not that the value of the deferred tax assets will not be realized. In the consolidated balance sheets, the Company classifies its deferred tax assets and liabilities as either current or non-current, according to the expected reversal date of the temporary differences as of the reporting date.

As of March 31, 2012, we had uncertain tax positions which may change as a result of the outcomes of audits. The Company tracks uncertain tax positions under the guidance of ASC 740-10.  Income tax expense was $0.3 million and $0.7 million for the three and six months ended March 31, 2012 compared to a benefit  of $0.02 million and an expense of $0.3 million for the three and six months ended March 31, 2011. In fiscal 2012, an expense of $0.7 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first quarter of fiscal 2011, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law which makes effective a flat 10% corporate rate for fiscal years beginning after January 1, 2013. Income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and U.S. income taxes. A tax benefit of approximately $0.2 million was recorded related to an increase in Hungary’s deferred tax position.

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement

Interest Rate Swap

On March 30, 2012, the Company entered into an interest rate swap agreement that fixes the interest rate on its term loan in order to manager the risk associated with changes in interest rates.  This interest rate derivative instrument has been designated as a cash flow hedge of our expected interest payments. This instrument effectively converts variable interest payments on the term loan into fixed payments. In a cash flow hedge, the effective portion of the change in fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings.    As of March 31, 2012, the interest rate swap had no value and no change in fair value was recorded to accumulated other comprehensive income (loss) or earnings during the period.

Warrants and Restricted Shares

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

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of March 31, 2012:

Outstanding Warrant Issuances

December 2006
Warrants issued	827,789 shares
Expiration of warrants	December 2012
Per share exercise price of warrants	$28.06
Expected remaining life of warrants (in years)	0.71
Risk-free interest rate	0.14%
Stock volatility	72.65%
Dividend yield	0.00%

The fair value of the restricted shares is determined using the current market price for the shares and an estimated forfeiture rate, an unobservable input.  At each balance sheet date, the Company adjusts unobservable inputs.  Although the market price of the shares is based on quoted market prices in an active market, the forfeiture rate is considered to be a significant input and therefore we have deemed the liability associated with the restricted shares to be Level 3.

The fair value of warrants and restricted shares as of March 31, 2012 and September 30, 2011, was as follows (amounts in thousands, except per share amounts):

			Fair Value Measurement
Description	Fair Value Per Share	Shares Issuable Upon Exercise	Total	Level 1	Level 2	Level 3

Warrants --December 2006 Issuance

As of March 31, 2012	$0.32	827,789	$264	$-	$-	$264
As of September 30, 2011	0.11	827,789	$94	$-	$-	$94

Restricted Shares

As of March 31, 2012			$111	$-	$-	$111
As of September 30, 2011			$92	$-	$-	$92

During the first quarter of fiscal 2012, 102,835 warrants expired. The fair value liability balance of warrants increased by $0.2 million  during the second quarter and first six months of fiscal 2012, respectively, related to an increase in fair value due to an increase in stock price during the first six months of fiscal 2012. The restricted shares balance increased by less than $0.1 million related to an increase in fair value offset by the settlement of $0.1 million (15,000 shares) that vested during the quarter, for a total balance of $0.1 million at March 31, 2012, from $0.1 million at September 30, 2011. The balance of restricted stock outstanding was 15,000 shares at March 31, 2012.

10.	FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the Hungarian Forints (HUF). As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from HUF to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented.  The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity.  Gains and losses from foreign currency transaction of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF weakened by 2.9% against the U.S. dollar during the first six months of fiscal 2012.   This currency fluctuation caused an increase of $3.7 million in our accumulated other comprehensive loss for the six months ended March 31, 2012.

The functional currency of Zoltek de Mexico is the U.S. dollar.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The adoption of this amended guidance did not result in any material change to disclosure in the notes to the Company’s consolidated financial statements (see Note 9 for the disclosures required by this guidance).

               In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.” This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The Company adopted this provision in the second quarter of fiscal 2012.

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

From 2005 to 2007, demand for carbon fibers used in aerospace and commercial manufacturing applications increased significantly. Airbus and Boeing initiated production of new generation aircraft utilizing carbon fiber composites in critical primary airframe structures (e.g., fuselage and wings). At about the same time, the adoption of carbon fibers in longer wind turbine blades created a new demand for commercial carbon fibers. The combination of these two developments triggered a significant divergence of the aerospace and commercial carbon fibers applications.

The adaptation of carbon fibers in wind turbine applications led to a dramatic increase in demand for our carbon fibers in fiscal 2006 and 2007. For a short time we strained to meet all of the demand from our wind energy customers and projections for growth were very optimistic. When we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. In view of these projections and the general carbon fiber supply shortages, we embarked on an expedited capacity expansion which we substantially completed in fiscal 2008. As a result we now have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications.

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

In April 2010, Zoltek announced the formation of Zoltek Automotive, a subsidiary established to accelerate the incorporation of carbon fiber products into automotive applications. Zoltek Automotive seeks to lead the commercialization effort in the automotive applications, which we believe will ultimately be the largest user of carbon fibers. We anticipate that this group will incorporate new developments in process equipment and manufacturing techniques into the automotive manufacturing applications.

As a part of this effort, on March 27, 2012, Zoltek annonced collaboration with Magna Exteriors and Interiors, an operating unit of Magna International, Inc.to develop carbon fiber sheet molding compounds for the automotive industry.  Magna  Incorporated, based in Aurora, Ontario, Canada, is the largest automotive parts manufacturer in North America.  The newly developed carbon fiber material will combine Zoltek’s Panex 35 commercial carbon fiber with Magna’s EpicBlendSMC sheet molding compound formulations.  The new material will allow Magna to offer an expanded range of lightweight parts and sub-systems for automotive, commercial truck and other markets. Magna Exteriors and Interiors will sell the sheet molding compound directly to molders.

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

In order to manage our business, we focus on two separate business segments: carbon fibers and technical fibers (oxidized acrylic fibers). We also manage the corporate/other segment which consists of ancillary activities not directly related to the carbon fiber or technical fiber operations.

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

Gross profit.  Our consolidated gross profit margins for the second quarter of fiscal 2012 and 2011 were 23.3% and 6.6%, respectively. Our consolidated gross profit margins for the first six months of fiscal 2012 and 2011 were 25.7% and 9.3%, respectively. Management focuses on improving the gross profit over the long-term while leading the commercialization of carbon fiber and controlling associated costs. Consequently, the Company has maintained available unused capacity to remain poised to capture opportunities in emerging markets. Gross margin was positively impacted during fiscal 2012 by several factors. Production levels increased with improved sales as we brought our Mexican operation online and increased production output in Hungary. We also improved the efficiency of our operations which decreased production costs. During the first six months of fiscal 2012, gross margin was negatively impacted by $1.4 million of available unused capacity cost compared to $6.6 million during the first six months of fiscal 2011. Costs of our primary raw material, ACN, also decreased by approximately 18% from the second quarter of fiscal 2011.

Operating expenses.  Our operating expenses are driven by headcount and related administrative costs, marketing costs, and research and development costs. We monitor headcount levels in specific geographic and operational areas.  We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.

Cash flow from operating activities.  Operating activities generated cash of $3.2 million and $4.4 million in the first six months of fiscal 2012 and 2011, respectively. Decreased cash resulted from growth in accounts receivables and inventory to support sales expansion. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital. It also provides meaningful insight into the management of our working capital.

Liquidity and cash flows.  Due to the variability in revenue, our cash position varies. We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover.

BUSINESS TRENDS

Zoltek management has focused its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites. Management primarily emphasizes the following areas:

•
Increased Sales Efforts in Selected International Markets. We have identified international markets with high growth potential for our existing and emerging commercial applications. Accordingly, we have added sales personnel and increased our marketing efforts in Asia. Indications are that global customer demand appears stronger for fiscal 2012.

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

In addition to producing carbon fibers for the existing prepreg technology used by many of our large wind turbine customers, we have recently begun shipments of carbon fibers qualified for use in the infusion process utilized by certain wind turbine blade manufacturers.  We also are seeking to qualify our products for use in aerospace secondary structures such as floor, luggage bins and seats, and anticipate increased sales in this market as the production of new jetliners increases.

•
Operating Cash Flow and Cash Management.   Due to a 34.4% increase in sales, we reported positive operating cash flow of $3.2 million during the first six months of fiscal 2012.  We reported positive operating cash flow of $4.4 million during the first six months of fiscal 2011.  Cash was used to build working capital in anticipation of increased sales during fiscal 2012.  We also built raw materials inventories in anticipation of increased acrylonitrile prices. Cash used for inventory was $13.1 million and increased accounts receivable used cash of $6.0  million during the first six months of fiscal 2012.  We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding.  The Company reported $12.2 million of capital expenditures during the first six months of fiscal 2012. The Company intends to utilize operating cash flow, currently existing credit lines and term loans and increase debt in order to accommodate increases in working capital and capital expenditure requirements for the remainder of fiscal 2012.

•
Foreign Currency Volatility.  The HUF weakened against the U.S. dollar by  12.2% and the Mexican Peso weakened against the U.S. dollar by 8.9% during the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. This resulted in lower processing cost and devaluation of inventory in the respective countries. The Euro weakened against the U.S. dollar by 2.4% during the first six months of fiscal 2012 compared to the first six months of fiscal 2011, resulting in decreased revenue. The Company’s financial statements will continue to be impacted by foreign currency volatility.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

The Company's sales increased 26.7%, or $9.9 million, to $47.0 million in the second quarter of fiscal 2012 from $37.1 million in the second quarter of fiscal 2011.  During the second quarter of fiscal 2012, volume of product shipments increased 28% compared to the second quarter of 2011, which accounted for an increase in revenue of approximately $11.2 million. Carbon fiber sales increased 26.0%, or $7.8 million, to $37.9 million in the second quarter of fiscal 2012 from $30.1 million in the second quarter of fiscal 2011 due to increased shipments to wind customers. Technical fiber sales increased 30.6%, or $2.0 million, to $8.5 million in the second quarter of fiscal 2012 from $6.5 million in the second quarter of fiscal 2011 due to increased shipments to aircraft brake customers. Other revenues increased from $0.5 million to $0.6 million during the second quarters of fiscal 2012 and 2011.

The Company's cost of sales increased by 4.0%, or $1.3 million, to $36.0 million in the second quarter of fiscal 2012 from $34.7 million in the second quarter of fiscal 2011. The increase in cost of sales reflected increased sales of 26.7% discussed above and decreased raw material costs as lower cost ACN was used in production.  Carbon fiber cost of sales increased by 5.8%, or $1.7 million, to $30.1 million for the second quarter of fiscal 2012 from $28.4 million for the second quarter of fiscal 2011. The increase in carbon fiber cost of sales reflected increased sales of 26.0% as discussed above and decreased raw material costs as lower cost ACN was used. Technical fiber cost of sales decreased by 9.7% or $0.6 million, to $5.4 million for the second quarter of fiscal 2012 from $6.0 million for the second quarter of fiscal 2011 as a result of improved efficiencies and lower cost ACN. The cost of sales of the corporate/other products segment increased for the second quarter ended fiscal 2012 to $0.6 million compared to $0.3 million for the second quarter ended fiscal 2011.

The Company's gross profit increased by $8.6 million, to $11.0 million, or 23.3% of sales in the second quarter of fiscal 2012 from $2.4 million, or 6.6% of sales in the second quarter of fiscal 2011. During the second quarter of 2012, available unused capacity costs decreased to $0.7 million compared to the second quarter of 2011 when gross margin was negatively impacted by $4.3 million of available unused capacity cost. Carbon fiber gross profit percentage increased to 20.7% for the second quarter of fiscal 2012 compared to 5.6% for the second quarter of fiscal 2011. Carbon fiber gross profit increased to $7.9 million from $1.7 million during these respective periods. The increases in carbon fiber gross profit and gross profit margin resulted primarily from increased production levels with improved sales as we brought our Mexican operation online and increased output in Hungary. We also improved the efficiency of our operations which decreased production costs. Costs of our primary raw material, ACN, also decreased by approximately 18% from the second quarter of fiscal 2011. Technical fiber gross profit increased to $3.1 million, or 36.6% of sales, in the first quarter of fiscal 2012 from $0.5 million, or 8.3% of sales, in the second quarter of fiscal 2011. The increases in technical fiber gross profit and margin resulted from increased production output in Hungary and lower cost ACN. The corporate/other products segments reported gross profit of less than $0.1 million for the second quarter of fiscal 2012 compared to $0.2 million for the second quarter of fiscal 2011.

Application and market development costs were $1.9 million for the second quarter of fiscal 2012 and $2.2 million for the second quarter of fiscal 2011. These costs included product development efforts, product trials and operational improvement design. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses decreased to $3.3 million in the second quarter of fiscal 2012 compared to $3.6 million in the second quarter of fiscal 2011. The Company recorded $0.7 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the second quarter of fiscal 2012, an increase of $0.2 million from the expense of $0.5 million in the second quarter of fiscal 2011. Audit fees decreased by $0.1 million and legal fees decreased reduced by $0.1 million.  The weakened Hungarian Forint also caused a $0.1 million cost savings.

Operating income from the second quarter of fiscal 2012 was $5.7 million, an improvement from an operating loss of $3.3 million incurred during the second quarter of fiscal 2011. This increase resulted primarily from an increase in gross profit of $8.6 million, as discussed above.  Carbon fiber operating income increased to $6.1 million in the second quarter of fiscal 2012 from a loss of $0.5 million in the second quarter of fiscal 2011. The increase resulted from an increase in gross profit as discussed above.  Operating income from technical fibers increased to $2.8 million in the second quarter of fiscal 2012 from $0.4 million in the second quarter of fiscal 2011. The increase in technical fiber operating income resulted primarily from the increase in gross profit described above. Other products/ headquarters operating loss was $3.2 million in the second quarter of fiscal 2012 .

Loss on foreign currency translations was $1.9 million for the second quarter of fiscal 2012, compared to a loss of $1.5 million for the second quarter of fiscal 2011. During the three months ended March 31, 2012 and 2011, the Euro and the U.S. dollar strengthened in value against the HUF.  As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the strengthening in value of the Euro and U.S. dollar resulted in a gain recognized in our Hungarian subsidiary.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Other expense, net, was $0.04 million in the second quarter of fiscal 2012 compared to $0.1 million in the second quarter of fiscal 2011. Other expense, net consists primarily of non-operating costs and losses from the disposal of fixed assets.

Loss on liabilities carried at fair value was $0.2 million in the second quarter of fiscal 2012 compared to a $0.3 million in the second quarter of fiscal 2011 (see   “– Liquidity and Capital Resources – Fair Value Measurement of Instruments ").

Income tax expense was $0.3 million for the second quarter of fiscal 2012 compared to a benefit of less than $0.1 million for the second quarter of fiscal 2011.  In fiscal 2012, this expense related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the second quarter of fiscal 2011, $0.2 million of expense related to the local Hungarian municipality tax and less than $0.1 million of expense was recorded related to U.S. and Mexico minimum tax payments. A tax benefit of approximately $0.3 million was recorded related to an increase in Hungary’s deferred tax position.

The foregoing resulted in net income of $3.3 million for the second quarter of fiscal 2012 compared to a loss of $5.1 million for second quarter of fiscal 2011. Similarly, the Company reported income per share of $0.10 and loss per share of $0.15 per share on a basic and diluted basis for the second quarter of fiscal 2012 and 2011, respectively.

SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO SIX MONTHS ENDED MARCH 31, 2011

The Company's sales increased 34.4%, or $24.1 million, to $94.1 million in the first six months of fiscal 2012 from $70.0 million in the first six months of fiscal 2011.During the first six months of fiscal 2012, volume of product shipments increased 30% compared to the first six months of 2011, which accounted for an increase in revenue of approximately $24.3 million. Carbon fiber sales increased 37%, or $20.4 million, to $75.6 million in the first six months of fiscal 2012 from $55.2 million in the first six months due to increased shipments to wind customers. Technical fiber sales increased 25.5%, or $3.5 million, to $17.3 million in the first six months of fiscal 2012 from $13.8 million in the first six months of fiscal 2011 due to increased shipments to aircraft brake customers. Other revenues were $1.1 million during the first six months of fiscal 2012 compared to $1.0 million during the first six months of fiscal 2011.

The Company's cost of sales increased by 10.2%, or $6.5 million, to $69.9 million in the first six months of fiscal 2012 from $63.4 million in the first six months of fiscal 2011. The increase in cost of sales reflected increased sales of 34.4% discussed above and decreased raw material costs as lower cost ACN was used in production.  Carbon fiber cost of sales increased by 13.2%, or $6.8 million, to $57.8 million for the first six months of fiscal 2012 from $51.0 million for the first six months of fiscal 2011. The increase in carbon fiber cost of sales reflected increased sales of 37% as discussed above and decreased raw material costs as lower cost ACN was used. Technical fiber cost of sales decreased 7.0% or $0.8 million, to $11.1 million for the first six months of fiscal 2012 from $11.9 million for the first six months of fiscal 2011 as a result of improved efficiencies and lower cost ACN. The cost of sales of the corporate/other products segment increased for the first six months of fiscal 2012 to $1.1 million compared to $0.5 million for the first six months of fiscal 2011.

The Company's gross profit increased by $17.6 million, to $24.1 million, or 25.7% of sales in the first six months of fiscal 2012 from $6.5 million, or 9.3% of sales in the first six months of fiscal 2011. During the first six months of 2012, available unused capacity costs decreased to $1.4 million compared to the first six months of 2011 when gross margin was negatively impacted by $6.6 million of available unused capacity costs. Carbon fiber gross profit percentage increased to 23.6% for the first six months of fiscal 2012 compared to 7.6% for the first six months of fiscal 2011. Carbon fiber gross profit increased to $17.9 million from $4.2 million during these respective periods. The increases in carbon fiber gross profit and gross profit percentage resulted primarily from increased production levels with improved sales as we brought our Mexican operation online and increased output in Hungary. We also improved the efficiency of our operations which decreased production costs. Costs of our primary raw material, ACN, also decreased by approximately 16% from the first six months of fiscal 2011. Our gross margins have also benefited from price increases as market demand has increased. Technical fiber gross profit increased to $6.2 million, or 35.9% of sales, in the first six months of fiscal 2012 from $1.9 million, or 13.4% of sales, in the first six months of fiscal 2011. The increases in technical fiber gross profit and margin resulted from increased production output in Hungary and lower cost ACN. The corporate/other products segments reported gross profit of less than $0.1 million for the first six months of fiscal 2012 compared to $0.5 million for the first six months of fiscal 2011.

Application and market development costs were $3.6 million for the first six months of fiscal 2012 and $4.1 million for the first six months of fiscal 2011. These costs included product development efforts, product trials and operational improvement design. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $6.6 million in the first six months of fiscal 2012 and $6.9 million the first six months of fiscal 2011. The Company recorded $0.7 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the first six months of fiscal 2012 and fiscal 2011.  The Company has reduced its legal and consulting fees by $0.4 million.

Operating income from the first six months of fiscal 2012 was $13.9 million, an improvement from an operating loss of $4.5 million incurred during the first six months of fiscal 2011. This increase resulted primarily from an increase in gross profit of $17.6 million and a decrease in research and development expenses of $0.5 million. Carbon fiber operating income increased to $14.5 million in the first six months of fiscal 2012 from income of $0.02 million in the first six months of fiscal 2011. The increase resulted from an increase in gross profit as discussed above.  Operating income from technical fibers increased to $5.5 million in the first six months of fiscal 2012 from $1.5 million in the first six months of fiscal 2011. The increase in technical fiber operating income resulted from the increase in gross profit described above. Other products/ headquarters operating loss was $6.0 million in the first six months of fiscal 2012 and 2011.

Gain on foreign currency translations was $0.3 million for the first six months of fiscal 2012, compared to a loss of $1.1 million for the first six months of fiscal 2011. During the first six months of fiscal 2012, the Euro and the U.S. dollar strengthened in value against the HUF.  As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the strengthening in value of the Euro and U.S. dollar resulted in a gain recognized in our Hungarian subsidiary.  During the first six months of fiscal 2011, the Euro and the U.S. dollar weakened in value against the HUF.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Other expense, net, was $0.2 million in the first six months of fiscal 2012 compared to $0.3 million in the first six months of fiscal  2011. Other expense, net consists primarily of loss from the disposal of fixed assets.

Loss on liabilities carried at fair value was $0.2 million in the first six months of fiscal 2012 compared to a loss of $0.5 million in the first six months of fiscal 2011 (see   “– Liquidity and Capital Resources – Fair Value Measurement of Instruments ").

Income tax expense was $0.7 million for the first six months of fiscal 2012 compared to an expense of $0.3 million for the first six months of fiscal 2011.  An expense of $0.7 million was incurred related to the local Hungarian municipality tax and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first quarter of fiscal 2011, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law which makes effective a flat 10% corporate rate for fiscal years beginning after January 1, 2013. Income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and U.S. income taxes. A tax benefit of approximately $0.2 million was recorded related to an increase in Hungary’s deferred tax position.

The foregoing resulted in net income of $13.0 million for the first six months of fiscal 2012 compared to a loss of $6.7 million for first six months of fiscal 2011. Similarly, the Company reported income per share of $0.38 and loss per share of $0.19 per share on a basic and diluted basis for the first six months of fiscal 2012 and 2011, respectively.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and existing and anticipated credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2012.

Cash Provided By (Used In) Continuing Operating Activities

Operating activities provided $3.2 million of cash for the first six months of fiscal 2012. Inventory levels used $13.1 million during the first six months of fiscal 2012 in anticipation of  increased sales levels, including increases in consigned inventory, which represents contractually required finished goods inventory levels for certain key customers.  Cash flows were positively affected by depreciation of $8.9 million for the first six months of fiscal 2012, which was included in the operating income of $13.9 million.  Increased sales increased accounts receivables by $6.0 million during the first six months of fiscal 2012.

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

Cash Used In Investing Activities

Net cash used in investing activities for the first six months of fiscal 2012 was $11.6 million, which primarily consisted of capital expenditures on existing production lines and new equipment.  Approximately $3.0 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations. The change in property and equipment, net was also impacted by $12.2 million of capital expenditures and depreciation expense of $8.9 million. Capital expenditures included $5.4 million related to the purchase of the building in St. Peters, Missouri and the related move of our prepreg operations.  We expect to continue our capital investment programs in the second half of fiscal 2012 primarily with respect to prepreg capacity, fabrics capacity and production efficiencies for carbon and technical fibers manufacturing.

Net cash used in investing activities for the first six months of fiscal 2011 was $3.3 million, which consisted of capital expenditures on existing production lines and new equipment. Approximately $6.7 million of the increase in property and equipment, net was caused by the increase in value of the HUF, which is the functional currency of our Hungarian operations.Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber and technical fiber production capacity.

Cash Used In Financing Activities

Net cash provided by financing activities was $1.4 million for the first six months of fiscal 2012.  During the second quarter, the Company entered into a $10 million term loan secured by the Company’s facilities in the St. Louis, Missouri area.   The Company utilized the proceeds of the loan to repay all outstanding balances under the Company's previous revolving credit facility and for other general corporate purposes. The Company plans to enter into a new U.S. revolving credit facility in addition to the Enterprise Loan.

Net cash used by financing activities was $1.1 million for the first six months of fiscal 2011 resulting from repayment of notes payable and cash settlement of restricted shares.

Earnings Per Share

In accordance with ASC 260, the Company has evaluated its diluted income (loss) per share calculation. The Company had outstanding warrants and stock options at March 31, 2012 and 2011 which were not included in the determination of diluted loss per share because they were anti-dilutive.

Net income (loss) per share for the three months ended March 31, 2012 and 2011, respectively is as follows (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Numerators:
Net income (loss)	$3,338	$(5,107)	$13,041	$(6,669)

Denominators:
Average shares outstanding – basic	34,362	34,382	34,355	34,386
Impact of stock options	48	-	37	-
Average shares outstanding – diluted	34,410	34,382	34,392	34,386

Basic income (loss) per share	$0.10	$(0.15)	$0.38	$(0.19)
Diluted income (loss) per share	$0.10	$(0.15)	$0.38	$(0.19)

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the March 31, 2012 exchange rate, is approximately $13.1 million. The grant has provided a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of March 31, 2012, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheets. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

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

FINANCING ACTIVITY

Term Loan

Zoltek Companies, Inc. entered into a $10 million term loan secured by its facilities in the St. Louis, Missouri area, dated as of March 30, 2012, with Enterprise Bank & Trust (the “Enterprise Loan”).  The Enterprise Loan is a seven-year, secured term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at a one-month LIBOR rate, plus 3%. The Company entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The Loan Agreement contains customary representations and warranties, and contains a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, along with other customary covenants.

The Company utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's U.S. revolving credit facility with BMO Harris Bank N.A., and for other general corporate purposes

Revolving Credit Facility

U.S. Operations – On April 27, 2012, Zoltek Companies, Inc. entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with interest based on LIBOR plus 2.5%, adjusted monthly.  The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015.  The revolving credit facility will be utilized to fund working capital needs and general corporate purposes.

Hungarian Operations – The Company’s Hungarian subsidiary has a credit facility with a Hungarian bank, which expires May 30, 2012. The overdraft facility has a total commitment of the lesser of 1.9 billion HUF ($8.7 million as of March 31, 2012) or a borrowing base ($7.3 million as of March 31, 2012). There were no borrowings under this credit facility at March 31, 2012. There are no financial covenants associated with this facility

The Company intends to extend its existing Hungarian line of credit before expiration. Based on the history of relationships with its banks and its current financial position, the Company expects it will be able to successfully extend its lines of credit.

Stock Compensation Expense

The Company has two Long-Term Incentive Plans, under which equity-based awards may be granted, including restricted shares of common stock, performance awards, stock options and stock units. At March 31, 2012, there were an aggregate of 2.0 million shares authorized for issuance under these plans. Approximately 0.4 million and 0.1 million shares remained available for future issuance under the 2008 Employee Long-Term Incentive Plan and the 2008 Directors Long-Term Incentive Plan, respectively. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

New Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. dollars, respectively, at the exchange rates in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses.  The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The HUF weakened by 2.9% against the U.S. dollar during the first six months of fiscal 2012. This currency fluctuation caused an increase of $3.7 million in our accumulated other comprehensive loss for the six months ended March 31, 2012.

The functional currency of Zoltek de Mexico is the U.S. dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of March 31, 2012, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in U.S. dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the U.S. dollar at March 31, 2012 and 2011 amounted to $10.8 million and $10.8 million, respectively.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.  In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

As of March 31, 2012, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at March 31, 2012 because Zoltek de Mexico’s functional currency is the U.S. dollar.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of certain raw materials and other production inputs, such as ACN and utilities.  Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. Management assesses commodity price trends on a regular basis and seeks to adjust purchasing accordingly. The Company does not currently utilize derivative instruments to hedge purchases of commodities.

Interest Rate Risk

We are exposed to various market risks, including fluctuations in interest rates. We use interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates. Using interest rate swap agreements, we agree to exchange, at specified intervals through 2017, the difference between fixed and variable interest amounts calculated by reference to agreed-upon notional principal amounts.

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  As of March 31, 2012, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

*  *  *
Special Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

The forward-looking statements contained in this report are inherently subject to risks and uncertainties.  The Company’s actual results could differ materially from those in the forward-looking statements.  The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber, prepregs and precursor raw materials and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; (14) establish prepreg capacity; and (15) speed development of low-cost carbon fiber sheet molding compounds for the automotive industry pursuant to our global collaborative partnership with Magna Exteriors and Interiors; and (16) manage the risks identified under "Risk Factors" in our filings with the SEC.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2012, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ZOLTEK COMPANIES, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 5.	Other Information

(a)
On April 27, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the Company’s U.S. subsidiaries, as obligors, and JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to which the Lender committed to make revolving loans to, and to issue letters of credit for the account of, the Company up to an aggregate amount of $15 million.  The Company intends to utilize the revolving credit facility for general corporate purposes. Under the Credit Agreement, the Company’s U.S. subsidiaries guarantee the payment of all of the indebtedness, liabilities and obligations of the Company under or in respect of the Credit Agreement and any related agreements.

Pursuant to the Credit Agreement, the revolving credit facility is a three-year asset based revolving credit facility pursuant to which up to $15 million will be available, subject to the Company and its domestic subsidiaries meeting certain borrowing base conditions. Borrowings under the revolving credit facility bear interest, at the Company’s option, at a base rate or a LIBO rate, plus, in each case, an applicable margin set forth in the Credit Agreement equal to 0.25% for base rate borrowings and 2.50% for LIBO borrowings. The Company must also pay a commitment fee to the Lender equal to 0.20% per annum on the unused portion of the revolving credit facility along with other standard fees.

The Credit Agreement contains customary representations and warranties applicable to the Company and its subsidiaries. It also contains a requirement that the Company, on a consolidated basis, maintain a minimum monthly fixed charge coverage ratio and leverage ratio, along with other customary restrictive covenants. These restrictive covenants include limitations on the ability of the Company and its subsidiaries to, among other things, incur indebtedness, create liens, dispose of assets, pay dividends, cause or permit a change of control, make investments, and enter into affiliate transactions.

The Credit Agreement also contains customary events of default including, without limitation, non-payment of obligations, non-performance of covenants and obligations, material judgments, bankruptcy or insolvency, default on other material debt, breaches of representations and warranties, impairment of security or invalidity or unenforceability of documentation or liens related to the Credit Agreement.

The obligations under the Credit Agreement are secured by a first priority security interest in the Company’s and its domestic subsidiaries’ accounts receivable, chattel paper, documents, general intangibles, instruments, inventory, investment property, cash and cash equivalents, letters of credit, deposit accounts and commercial tort claims, and by a first priority security interest in the equity interests owned by the Company in each of its domestic subsidiaries.

Item 6.	Exhibits.

See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)

Date: May 3, 2012	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Business Loan Agreement dated March 30, 2012 by and among Zoltek Companies, Inc., Zoltek Corporation, Engineering Technology Corporation, Zoltek Properties, Inc. and Enterprise Bank & Trust.

10.2
Promissory Note, dated March 30, 2012, in the original principal amount of $10 million, executed by Zoltek Companies, Inc., Zoltek Corporation, Engineering Technology Corporation, and Zoltek Properties, Inc. in favor of Enterprise Bank & Trust.

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