Form 10-Q
period 2012-06-30
ZOLTEK COMPANIES INC
filed 2012-08-02
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q
(Mark one)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2012
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
 Yes  X    No __

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
Yes __ No   X

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  As of August 2, 2012, 34,355,192 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
 INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets – June 30, 2012 and September 30, 2011
Condensed Consolidated Statements of Operations – Three Months and Nine Months Ended June 30, 2012 and 2011
Condensed Consolidated Statements of Comprehensive Income – Three Months and Nine Months Ended June 30, 2012 and 2011
Condensed Consolidated Statement of Changes in Shareholders’ Equity – Nine Months Ended June 30,2012
Condensed Consolidated Statements of Cash Flows –Nine Months Ended June 30, 2012 and 2011
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	(Unaudited) June 30, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$29,041	$16,980
Accounts receivable, less allowance for doubtful accounts of $118 and $110	37,840	30,350
Inventories, net	62,439	47,882
VAT receivable	5,948	5,970
Other current assets	3,275	5,968
Total current assets	138,543	107,150
Property and equipment, net	211,026	215,083
Other assets	441	63
Total assets	$350,010	$322,296

Liabilities and shareholders' equity
Current liabilities:
Borrowings under credit lines	$3,344	$8,394
Current maturities of long-term debt	4,010	-
Trade accounts payable	11,135	13,643
Accrued expenses and other liabilities	8,700	7,925
Construction payables	1,996	1,027
Total current liabilities	29,185	30,989
Long-term debt	22,540	-
Hungarian grant - allowance against future depreciation	6,629	7,765
Deferred tax liabilties	1,862	1,855
Liabilities carried at fair value	348	140
Total liabilities	60,564	40,749
Commitments and contingencies (see Note 7)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,355,192 and 34,368,192 shares issued and outstanding at June 30, 2012 and September 30, 2011	344	344
Additional paid-in capital	481,576	480,893
Accumulated other comprehensive loss	(52,940)	(41,549)
Accumulated deficit	(139,534)	(158,141)
Total shareholders' equity	289,446	281,547
Total liabilities and shareholders' equity	$350,010	$322,296

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011

Net sales	$48,078	$38,593	$142,138	$108,554
Cost of sales	36,800	34,141	106,714	97,578
Gross profit	11,278	4,452	35,424	10,976
Application and development costs	1,708	2,256	5,331	6,396
Selling, general and administrative expenses	3,168	3,445	9,771	10,320
Operating income (loss)	6,402	(1,249)	20,322	(5,740)
Other (expense) income:
Interest expense, net	(146)	(28)	(196)	(69)
(Loss) gain on foreign currency transactions	(29)	(860)	282	(1,931)
Other expense, net	(577)	(164)	(807)	(429)
Gain on liabilities carried at fair value	243	1,113	73	580
Income (loss) from operations before income taxes	5,893	(1,188)	19,674	(7,589)
Income tax expense	327	273	1,067	541

Net income (loss)	$5,566	$(1,461)	$18,607	$(8,130)

Basic income (loss) per share	$0.16	$(0.04)	$0.54	$(0.24)
Diluted income (loss) per share	$0.16	$(0.04)	$0.54	$(0.24)

Weighted average common shares outstanding – basic	34,355,192	34,373,137	34,359,433	34,381,690
Weighted average common shares outstanding – diluted	34,413,680	34,373,137	34,413,907	34,381,690

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$5,566	$(1,461)	$18,607	$(8,130)
Foreign currency translation adjustment	(7,325)	5,456	(11,043)	15,477
Change in unrealized fair value of cash flow hedge	(348)		(348)

Comprehensive (loss) income	$(2,107)	$3,995	$7,216	$7,347

ZOLTEK COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
Beginning Balance - September 30, 2011	$281,547	$344	$480,893	$(41,549)	$(158,141)

Comprehensive income (loss)	7,216			(11,391)	18,607
Stock option expense	665		665
Exercise of stock options	4		4
Difference between compensation and change in liability for restricted stock awards	14		14

Ending Balance - June 30, 2012	$289,446	$344	$481,576	$(52,940)	$(139,534)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$18,607	$(8,130)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	13,309	13,056
Amortization of financing fees and debt discount	11	-
Deferred tax expense	-	23
Gain on liabilities carried at fair value	(73)	(580)
Foreign currency transaction (gain) loss	(379)	2,326
Stock compensation expense	799	746
Loss on disposal of assets	646	239
Changes in assets and liabilities:
Increase in accounts receivable	(8,772)	(4,547)
Increase in inventories	(16,392)	(7,718)
Decrease (increase) in other current assets and other assets	2,143	(1,490)
(Decrease) increase in trade accounts payable	(1,864)	2,314
Increase in accrued expenses and other liabilities	215	608
Net cash provided by (used in) operations	8,250	(3,153)

Cash flows from investing activities:
Purchases of property and equipment	(18,010)	(5,238)
Increase in construction payables	969	552
Proceeds from sale of fixed assets	-	24
Proceeds received from Hungarian grant	-	22
Net cash used in investing activities	(17,041)	(4,640)

Cash flows from financing activities:
Payment of financing fees	(269)	-
Proceeds from exercise of stock options	4	-
(Repayment) borrowing of credit lines	(5,050)	4,131
Borrowings under notes payable	26,524	-
Cash settlement of restricted shares	(114)	(245)
Cash settlement of stock options	-	(35)
Net cash provided by financing activities	21,095	3,851
Effect of exchange rate changes on cash and cash equivalents	(243)	(705)
Net (decrease) increase in cash and cash equivalents	12,061	(4,647)
Cash and cash equivalents at beginning of period	16,980	21,534
Cash and cash equivalents at end of period	$29,041	$16,887

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

            Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and related products, including carbon fibers preimpregnated with resin known as “prepreg,” and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Technical fibers are an intermediate product used in heat-resistant applications such as aircraft brakes. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures acrylic fiber precursor raw material used in production of carbon fibers and technical fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fiber and precursor raw material. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. The Company primarily sells its products in Europe and the United States; however, the Company has an increasing sales presence in Asia. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.

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

Adoption of New Accounting Standards

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

2.      INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	June 30, 2012	September 30, 2011
Raw materials	$9,127	$7,447
Work-in-process	16,287	11,025
Finished goods	33,185	26,626
Consigned inventory	3,332	2,488
Supplies and other	508	296
	$62,439	$47,882

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.4 million and $0.7 million as of June 30, 2012 and September 30, 2011, respectively, to reduce the carrying value of inventories to a net realizable value. Consigned inventory represents contractually required finished goods inventory levels for certain key customers.  If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.

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

Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of June 30, 2012 and September 30, 2011, and for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$39,576	$7,854	$648	$48,078
Cost of sales	31,373	4,797	630	36,800
Gross profit	8,203	3,057	18	11,278
Operating income (loss)	6,754	2,780	(3,132)	6,402
Depreciation	3,988	334	136	4,458
Capital expenditures	2,650	880	2,253	5,783

	Three months ended June 30, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$29,454	$8,552	$587	$38,593
Cost of sales	26,049	7,595	497	34,141
Gross profit	3,405	957	90	4,452
Operating income (loss)	1,350	728	(3,327)	(1,249)
Depreciation	4,061	365	135	4,561
Capital expenditures	2,097	78	177	2,352

	Nine months ended June 30, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$115,199	$25,168	$1,771	$142,138
Cost of sales	89,118	15,902	1,694	106,714
Gross profit	26,081	9,266	77	35,424
Operating income (loss)	21,217	8,306	(9,201)	20,322
Depreciation	11,933	995	381	13,309
Capital expenditures	14,163	1,131	2,716	18,010

	Nine months ended June 30, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$84,642	$22,346	$1,566	$108,554
Cost of sales	77,049	19,537	992	97,578
Gross profit	7,593	2,809	574	10,976
Operating income (loss)	1,374	2,025	(9,139)	(5,740)
Depreciation	11,405	1,057	594	13,056
Capital expenditures	4,086	527	625	5,238

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
June 30, 2012	$287,366	$29,778	$32,866	$350,010
September 30, 2011	$272,397	$28,789	$21,110	$322,296

4.     EARNINGS PER SHARE

In accordance with Accounting Standards Codification (“ASC”) 260, the Company has evaluated its diluted income (loss) per share calculation. The Company had outstanding warrants and stock options at June 30, 2012 and 2011 which were not included in the determination of diluted income (loss) per share because they were anti-dilutive.

Net income (loss) per share for the three and nine months ended June 30, 2012 and 2011, respectively, was as follows (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Numerators:
Net income (loss)	$5,566	$(1,461)	$18,607	$(8,130)

Denominators:
Average shares outstanding – basic	34,355	34,373	34,359	34,382
Impact of stock options	59	-	55	-
Average shares outstanding – diluted	34,414	34,373	34,414	34,382

Basic income (loss) per share	$0.16	$(0.04)	$0.54	$(0.24)
Diluted income (loss) per share	$0.16	$(0.04)	$0.54	$(0.24)

5.     FINANCING TRANSACTIONS

HUNGARIAN GRANT

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the June 30, 2012 exchange rate, was approximately $12.4 million. The grant has provided a portion of the capital resources necessary to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of June 30, 2012, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF ($11.2 million at the June 30, 2012 exchange rate) in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. As required by the grant, the Company has issued bank guarantees amounting to 120% of the amount of the grant as received.

The Hungarian subsidiary may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary:  fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017, though the Company has received a letter of intent from the Hungarian government to delay the beginning of the five-year measurement period by one year. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins.

FINANCING ACTIVITY

Hungarian Financing

On June 15, 2012, Zoltek’s Hungarian subsidiary (“Zoltek Zrt”) completed an amended credit facility with Raiffeisen Bank Zrt. (the “Lender”) pursuant to which Zoltek Zrt. and the Lender entered into a Credit Facility Agreement, dated as of June 1, 2012, and a Restated and Amended Uncommitted Credit Line Agreement, dated as of June 1, 2012.  Under the credit facility, the Lender agreed to provide Zoltek Zrt.: (1) a term facility in the maximum amount of 13.6 million EUR ($17.1 million at the June 30, 2012 exchange rate) (the “Term Facility”) and (2) a multicurrency overdraft facility in the amount of up to 1.12 billion HUF ($4.8 million at the June 30, 2012 exchange rate) (the “Revolving Facility”).

The Term Facility is a five-year term loan and bears interest at 4.17%, payable semi-annually.  Principal under the Term Facility is payable semi-annually in equal installments.  The Revolving Facility is a revolving credit facility that expires on March 29, 2013 and has a total commitment of 1.120 billion HUF ($4.8 million at the June 30, 2012 exchange rate) subject to a borrowing base.  In addition to the Term Facility and the Revolving Facility, Zoltek Zrt. has obtained from the lender a bank guaranty in the amount of HUF 3.48 billion ($14.9 million at the June 30, 2012 exchange rate) as required by the Hungarian government grant.  The obligations of Zoltek Zrt. under this credit facility are guaranteed by the Company.

This credit facility contains representations and warranties, and contains a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, along with other covenants.  Zoltek Zrt. had previously maintained a credit facility with the Lender, which expired May 30, 2012 and the facility was replaced with the new facility.

US Financing

On March 30, 2012, Zoltek Companies, Inc. entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area.  The Enterprise Loan is a seven-year, secured term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at a one-month LIBOR rate, plus 3%. The Company entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The Loan Agreement contains representations and warranties, and contains a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, along with other covenants.

The Company primarily utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's former U.S. revolving credit facility with BMO Harris Bank N.A.

On April 27, 2012, Zoltek Companies, Inc. entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with interest based on LIBOR plus 2.5%, adjusted monthly.  The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015.

6.     STOCK COMPENSATION EXPENSE

The Company maintains long-term incentive plans that authorize the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of authorized but unissued shares, as the Company has no treasury stock. The Company has the option, in its sole discretion, to settle awards under its 2008 incentive plans in cash, in lieu of issuing shares.

The Company has two Long-Term Incentive Plans under which equity-based awards may be granted. At June 30, 2012, there were an aggregate of 2.0 million shares authorized for issuance under these plans. Approximately 0.4 million and 0.1 million shares remained available for future issuance under the 2008 Employee Long-Term Incentive Plan and the 2008 Directors Long-Term Incentive Plan, respectively.

Stock option awards.  During the first quarter of fiscal 2012 the Company awarded performance-based based stock options with separate performance conditions for vesting in respect of the Company’s results and to individual performances in fiscal years 2012, 2013, and 2014, to named executive officers and other key employees. The Company will recognize compensation expense related to each separate service period during the applicable period. The maximum number of performance-based options available to vest subject to certain operating performance targets is 1,158,750. The number of options available to vest are subject to the performance measures in a given fiscal year.   The Company determined that a grant date, for purposes of measuring compensation expense in accordance with US GAAP, has been established for all three performance years as a mutual understanding of key terms and conditions was demonstrated.  Also, during the first quarter of fiscal 2012, the Company granted 105,000 stock options with a vesting period through December 2012 to certain key employees.

              Annually, options to purchase 7,500 shares of common stock are issued to each director, other than the CEO, with an exercise price equal to the fair market value of the shares. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All such options vest immediately at time of grant.  Directors were issued options to purchase 37,500 shares of common stock at an exercise price of $14.58 during the nine months ended June 30, 2012.

The following table summarizes information for options currently outstanding and exercisable at June 30, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number	Wtd. Avg. Exercise Price
$ 2.07	-	5.72	1,218,750	9 years	$5.71	30,000	$5.47
8.40	-	8.60	80,087	3 years	8.53	80,087	8.53
11.94	-	24.12	122,500	4 years	15.73	111,250	15.22
31.07	-	36.73	75,000	3 years	33.33	75,000	33.33
$ 2.07	-	36.73	1,496,337			296,337

Presented below is a summary of stock option plans activity for the nine months ended June 30, 2012:

Options
Outstanding at September 30, 2011	414,587
Granted	1,301,250
Exercised	(2,000)
Forfeited or expired	(217,500)
Outstanding at June 30, 2012	1,496,337
Exercisable at June 30, 2012	296,337

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Assumptions	Fiscal 2012			Fiscal 2011	Fiscal 2010	Fiscal 2009			Fiscal 2008
Expected life of option (years)	3	-	5	5	3.8	3.8	&	4	4	&	7.5
Risk-free interest rate	0.4%	-	0.8%	2.4%	0.4%		0.5%			1.8%
Volatility of stock	72%	-	79%	73%	77%		79%			66%
Forfeiture rate	0%	-	16%	0%	0%	0%	-	25%	0%	-	30%

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

Restricted stock awards. Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. The balance of restricted stock shares outstanding was 15,000 shares as of June 30, 2012.

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

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was $0.1 million and $0.8 million for the three and nine months ended June 30, 2012, and less than $0.1 million and $0.7 million for the three months and nine months ended June 30, 2011. There were no tax benefits recognized during the nine months ended June 30, 2012 or 2011, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset.

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

In the three months ended June 30, 2012 and 2011, the Company reported aggregate sales of $24.1 million and $10.2 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer. In the nine months ended June 30, 2012 and 2011, the Company reported aggregate sales of $64.1 million and $27.4 million, respectively, to Vestas Wind Systems.  In the three and nine months ended June 30, 2011, the Company reported aggregate sales of $4.9 million and $14.5 million, respectively, to a manufacturer of fabrics for the composite industry, including materials for production of wind turbines. In the nine months ended June 30, 2011, the Company reported aggregate sales of $12.8 million to  a manufacturer of composite materials for the offshore oil and gas industries.  These were the only customers that represented greater than 10% of consolidated net sales in these periods.

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

As of June 30, 2012, we had uncertain tax positions which may change as a result of the outcomes of audits. The Company tracks uncertain tax positions under the guidance of ASC 740-10.  Income tax expense was $0.3 million and $1.1 million for the three and nine months ended June 30, 2012, respectively, compared to an expense of $0.3 million and an expense of $0.5 million for the three and nine months ended June 30, 2011, respectively. In fiscal 2012, an expense of $1.0 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first quarter of fiscal 2011, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax. The Hungarian tax rate of 10% applies to a tax base up to HUF 500 million (approximately $2.1 million using the June 30, 2012 exchange rate), with a 19% rate continuing to apply to a base exceeding this ceiling. Hungary has also announced that effective for the Company’s fiscal 2013 tax year, losses carried forward from previous years can be used only up to 50% of the tax base.  For the first nine months of fiscal 2011, income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and U.S. income taxes. A tax benefit of approximately $0.2 million was recorded related to an increase in Hungary’s deferred tax position.

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

Interest Rate Swap

On March 30, 2012, the Company entered into an interest rate swap agreement that fixes the interest rate on its term loan in order to manage the risk associated with changes in interest rates.  This interest rate derivative instrument has been designated as a cash flow hedge of our expected interest payments under the FASB’s ASC Topic 815, Derivatives and Hedging. This instrument effectively converts variable interest payments on the term loan into fixed payments. In a cash flow hedge, the effective portion of the change in fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings.    The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings.  The fair value of the interest rate swap is determined using an internal valuation model which relies on the expected LIBOR yield curve and estimates of counterparty and the Company’s non-performance risk as the most significant inputs.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized the interest rate swap as Level 2 within the fair value hierarchy.

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

The fair value of the warrants is determined using the Black-Scholes option-pricing model with the following weighted average assumptions as of June 30, 2012:

Outstanding Warrant Issuances
Issued December 2006
Warrants issued (in shares)	827,789
Expiration of warrants	December 2012
Per share exercise price of warrants	$28.06
Expected remaining life of warrants (in years)	0.46
Risk-free interest rate	0.14%
Stock volatility	72.28%
Dividend yield	0.00%

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

The fair value of warrants, restricted shares, and the interest rate swap as of June 30, 2012 and September 30, 2011, was as follows (amounts in thousands, except per share amounts):

			Fair Value Measurement
Liabilities:	Fair Value Per Share	Shares Issuable Upon Exercise	Total	Level 1	Level 2	Level 3

Warrants -- December 2006 Issuance
As of June 30, 2012	$0.03	827,789	$21	$-	$-	$21
As of September 30, 2011	0.11	827,789	$94	$-	$-	$94

Restricted Shares
As of June 30, 2012			$97	$-	$-	$97
As of September 30, 2011			$92	$-	$-	$92

Interest Rate Swap
As of June 30, 2012			$348	$-	$348	$-
As of September 30, 2011			$-	$-	$-	$-

During the first quarter of fiscal 2012, 102,835 warrants expired. The fair value liability balance of warrants decreased by $0.2 million and $0.1 million during the third quarter and first nine months of fiscal 2012, respectively, related to a decrease in expected life during the first nine months of fiscal 2012. The restricted shares balance increased by less than $0.1 million related to an increase in fair value offset by the settlement of $0.1 million (15,000 shares) that vested during the first quarter, for a total balance of $0.1 million at June 30, 2012, from $0.1 million at September 30, 2011. The balance of restricted stock outstanding was 15,000 shares at June 30, 2012.  Both the warrant and restricted stock fair value balances are recorded as short term liabilities in “Accrued expenses and other liabilities” on the balance sheet.  The interest rate swap balance increased by $0.3 million related to an increase in fair value.  The interest rate swap balance is recorded as a long term liability in “Liabilities carried at fair value” on the balance sheet.

Derivatives designated as hedging instruments	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss

Interest Rate Swap

Nine months ended June 30, 2012	$(348)
Nine months ended June 30, 2011	$-

As of June 30, 2012, no deferred gains or losses are expected to be reclassified into earnings as interest expense related to the interest rate swap over the next twelve months as its critical terms matched those of the term loan at inception and through June 30, 2012.

10.      FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the Hungarian Forints (HUF). As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from HUF to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented.  The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity.  Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF weakened by 8.3% against the U.S. dollar during the first nine months of fiscal 2012.   This currency fluctuation caused an increase of $11.0 million in our accumulated other comprehensive loss for the nine months ended June 30, 2012.

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

               In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.” This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, The Company adopted this provision in the second quarter of fiscal 2012.

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

From 2005 to 2007, demand for carbon fibers used in aerospace and commercial manufacturing applications increased significantly. Airbus and Boeing initiated production of new generation aircraft utilizing carbon fiber composites in critical primary airframe structures (i.e., fuselage and wings). At about the same time, the adoption of carbon fibers in longer wind turbine blades created a new demand for commercial carbon fibers. The combination of these two developments triggered a significant divergence of the aerospace and commercial carbon fibers applications.

The adaptation of carbon fibers in wind turbine applications led to a dramatic increase in demand for our carbon fibers in fiscal 2006 and 2007. For a short time we strained to meet all of the demand from our wind energy customers. When we were capacity-constrained, potential customers understandably would not commit to new large-scale applications without demonstrated assurance of adequate future supplies. In view of these projections and general carbon fiber supply shortages, we embarked on an expedited capacity expansion which we substantially completed in fiscal 2008. As a result we now have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications.

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

In 2010, Zoltek announced the formation of Zoltek Automotive, a subsidiary established to accelerate the incorporation of carbon fiber products into automotive applications. Zoltek Automotive supports the commercialization effort in the automotive applications, which we believe will ultimately be the largest user of carbon fibers. This group seeks to  incorporate new developments in process equipment and manufacturing techniques into the automotive manufacturing applications.

As a part of this effort, on March 27, 2012, Zoltek announced collaboration with Magna Exteriors and Interiors, an operating unit of Magna International, Inc.to develop carbon fiber sheet molding compounds for the automotive industry.  Magna  Incorporated, based in Aurora, Ontario, Canada, is the largest automotive parts manufacturer in North America.  The newly developed carbon fiber material combines Zoltek’s Panex 35 commercial carbon fiber with Magna’s EpicBlendSMC™ sheet molding compound formulations.  The new material will allow Magna to offer an expanded range of lightweight parts and sub-systems for automotive, commercial truck and other markets. Magna Exteriors and Interiors will sell the sheet molding compound directly to molders.

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

Gross profit.  Our consolidated gross profit margins for the third quarter of fiscal 2012 and 2011 were 23.5% and 11.5%, respectively. Our consolidated gross profit margins for the first nine months of fiscal 2012 and 2011 were 24.9% and 10.1%, respectively. Management focuses on improving the gross profit over the long-term while leading the commercialization of carbon fiber and controlling associated costs. The Company’s strategy is to maintain available unused capacity that positions the Company to capture opportunities in emerging applications. Gross margin was positively impacted during fiscal 2012 by several factors. Production levels increased with improved sales as we brought our Mexican capacity online and increased output in Hungary. We also improved the efficiency of our operations which decreased production costs. During the first nine months of fiscal 2012, gross margin was negatively impacted by $2.1 million of available unused capacity cost compared to $9.8 million during the first nine months of fiscal 2011. Costs of our primary raw material used in manufacturing, ACN, also decreased by approximately 18% from the third quarter of fiscal 2011.

Operating expenses.  Our operating expenses are driven by headcount and related administrative costs, marketing costs, and research and development costs. We monitor headcount levels in specific geographic and operational areas.  We believe that research and development expenditures will be the primary means by which we can facilitate new product applications.

Cash flow from operating activities.  Operating activities generated cash of $8.3 million and used cash of $3.2 million in the first nine months of fiscal 2012 and 2011, respectively. The primary use of cash was growth in accounts receivables and inventory to support sales expansion. Management believes that operating cash flow is meaningful to investors because it provides a view of Zoltek with respect to sustainability of our ongoing operations and the extent to which we may or may not require external capital. It also provides meaningful insight into the management of our working capital.

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

•
Operating Cash Flow and Cash Management.   Due to a 30.9% increase in sales, we reported positive operating cash flow of $8.3 million during the first nine months of fiscal 2012.  We reported negative operating cash flow of $3.2 million during the first nine months of fiscal 2011.  Cash was used to build working capital in anticipation of increased sales during fiscal 2012.  We also built raw materials inventories in anticipation of increased acrylonitrile prices. Cash used for inventory was $16.4 million and increased accounts receivable used cash of $8.8 million during the first nine months of fiscal 2012.  We have established collection targets and payment targets for all customers and suppliers to improve our days’ sales outstanding and days’ payables outstanding.  The Company reported $18.0 million of capital expenditures during the first nine months of fiscal 2012. The Company intends to utilize operating cash flow, currently existing credit lines and term loans in order to accommodate increases in working capital and capital expenditure requirements for the remainder of fiscal 2012.

•
Foreign Currency Volatility.  The HUF weakened against the U.S. dollar by 15.8% and the Mexican Peso weakened against the U.S. dollar by 8.8% during the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. This resulted in lower processing cost and devaluation of inventory in the respective countries. The Euro weakened against the U.S. dollar by 5.2% during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, resulting in decreased revenue. The Company’s financial statements will continue to be impacted by foreign currency volatility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

The Company's sales increased 24.6%, or $9.5 million, to $48.1 million in the third quarter of fiscal 2012 from $38.6 million in the third quarter of fiscal 2011.  During the third quarter of fiscal 2012, volume of product shipments increased 13.0% compared to the third quarter of fiscal 2011. Carbon fiber sales increased 34.4%, or $10.1 million, to $39.6 million in the third quarter of fiscal 2012 from $29.5 million in the third quarter of fiscal 2011 due primarily to increased shipments to wind customers. Technical fiber sales decreased 8.2%, or $.7 million, to $7.9 million in the third quarter of fiscal 2012 from $8.6 million in the third quarter of fiscal 2011 due primarily to decreased shipments to aircraft brake customers.  Additionally, the weakening of the Euro during the third quarter resulted in a $2.4 million decrease in total revenue.

The Company's cost of sales increased by 7.8%, or $2.7 million, to $36.8 million in the third quarter of fiscal 2012 from $34.1 million in the third quarter of fiscal 2011. The increase in cost of sales reflected increased sales of 24.6% discussed above and decreased raw material costs resulting primarily from lower ACN costs.  Carbon fiber cost of sales increased by 20.4%, or $5.4 million, to $31.4 million for the third quarter of fiscal 2012 from $26.0 million for the third quarter of fiscal 2011. The increase in carbon fiber cost of sales reflected increased sales of 34.4% as discussed above and decreased raw material resulting from lower ACN costs. Technical fiber cost of sales decreased by 36.8% or $2.8 million, to $4.8 million for the third quarter of fiscal 2012 from $7.6 million for the third quarter of fiscal 2011 as a result of improved efficiencies and lower cost ACN.

The Company's gross profit increased by $6.8 million, to $11.3 million, or 23.5% of sales in the third quarter of fiscal 2012 from $4.5 million, or 11.5% of sales in the third quarter of fiscal 2011. During the third quarter of fiscal 2012, available unused capacity costs decreased to $0.7 million compared to the third quarter of fiscal 2011 when gross margin was negatively impacted by $3.3 million of available unused capacity cost. Carbon fiber gross profit percentage increased to 20.7% for the third quarter of fiscal 2012 compared to 11.6% for the third quarter of fiscal 2011. Carbon fiber gross profit increased to $8.2 million from $3.4 million during these respective periods. The increases in carbon fiber gross profit and gross profit margin resulted primarily from increased production levels with improved sales as we brought our Mexican operation online and increased output in Hungary. We also improved the efficiency of our operations which decreased production costs. Costs of our primary raw material used in manufacturing, ACN,  also decreased by approximately 18% during the third quarter of fiscal 2012 from the third quarter of fiscal 2011. Technical fiber gross profit increased to $3.1 million, or 38.9% of sales, in the third quarter of fiscal 2012 from $1.0 million, or 11.2% of sales, in the third quarter of fiscal 2011. The increases in technical fiber gross profit and margin resulted from increased production output in Hungary and lower ACN cost.

Application and market development costs were $1.7 million for the third quarter of fiscal 2012 and $2.3 million for the third quarter of fiscal 2011. These costs included product development efforts, product trials and operational improvement design. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.  The third quarter of fiscal 2011 included consulting costs for automotive market development and developmental costs for our prepreg materials, which were not incurred in the third quarter of fiscal 2012.

Selling, general and administrative expenses decreased to $3.2 million in the third quarter of fiscal 2012 compared to $3.4 million in the third quarter of fiscal 2011. The Company recorded $0.1 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the third quarter of fiscal 2012, an increase of $0.1 million from the expense of less than $0.1 million in the third quarter of fiscal 2011.

Operating income from the third quarter of fiscal 2012 was $6.4 million, an improvement from an operating loss of $1.2 million incurred during the third quarter of fiscal 2011. This improvement resulted primarily from an increase in gross profit of $6.8 million, as discussed above.  Carbon fiber operating income increased to $6.8 million in the third quarter of fiscal 2012 from income of $1.4 million in the third quarter of fiscal 2011. The increase resulted from an increase in gross profit as discussed above.  Operating income from Technical fiber increased to $2.8 million in the third quarter of fiscal 2012 from $0.7 million in the third quarter of fiscal 2011. The increase in technical fiber operating income resulted primarily from the increase in gross profit described above.

Loss on foreign currency translations was less than $0.1 million in the third quarter of fiscal 2012, compared to a loss of $0.9 million for the third quarter of fiscal 2011. During the three months ended June 30, 2012 and 2011, the Euro weakened and the U.S. dollar strengthened in value against the HUF.  As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the combined effect of the weakening in value of the Euro and the strengthening in value of the U.S. dollar resulted in a small loss recognized at our Hungarian subsidiary.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Other expense, net, was $0.6 million in the third quarter of fiscal 2012 compared to $0.2 million in the third quarter of fiscal 2011. Other expense, net consists primarily of non-operating costs and losses from the disposal of fixed assets.

Gain on liabilities carried at fair value was $0.2 million in the third quarter of fiscal 2012 compared to a $1.1 million gain in the third quarter of fiscal 2011 (see   “– Liquidity and Capital Resources – Fair Value Measurement of Instruments ").

Income tax expense was $0.3 million in both the third quarter of fiscal 2012 and the third quarter of fiscal 2011.  In fiscal 2012, this expense related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the third quarter of fiscal 2011, $0.1 million of expense was incurred related to the local Hungarian municipality tax and less than $0.1 million of expense was recorded related to U.S. and Mexico minimum tax payments. Additionally, in that quarter a tax expense of approximately $0.2 million was recorded related to an increase in Hungary’s deferred tax position.

The foregoing resulted in net income of $5.6 million for the third quarter of fiscal 2012 compared to a loss of $1.5 million for third quarter of fiscal 2011. Similarly, the Company reported income per share of $0.16 and loss per share of $0.04 per share on a basic and diluted basis for the third quarter of fiscal 2012 and 2011, respectively.

NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO NINE MONTHS ENDED JUNE 30, 2011

The Company's sales increased 30.9%, or $33.6 million, to $142.1 million in the first nine months of fiscal 2012 from $108.5 million in the first nine months of fiscal 2011.During the first nine months of fiscal 2012, volume of product shipments increased 24.3% compared to the first nine months of fiscal 2011, which accounted for an increase in revenue of approximately $37.3 million. Carbon fiber sales increased 36.1%, or $30.6 million, to $115.2 million in the first nine months of fiscal 2012 from $84.6 million in the first nine months of fiscal 2011due to increased shipments to wind customers. Technical fiber sales increased 12.6%, or $2.8 million, to $25.1 million in the first nine months of fiscal 2012 from $22.3 million in the first nine months of fiscal 2011 due to increased shipments to aircraft brake customers.  Additionally, the weakening of the Euro during the first nine months of fiscal 2012 resulted in a $3.4 million decrease in total revenue.

The Company's cost of sales increased by 9.4%, or $9.1 million, to $106.7 million in the first nine months of fiscal 2012 from $97.6 million in the first nine months of fiscal 2011. The increase in cost of sales reflected increased sales of 30.9% discussed above and decreased raw material costs as lower cost ACN was used in production.  Carbon fiber cost of sales increased by 15.7%, or $12.1 million, to $89.1 million for the first nine months of fiscal 2012 from $77.0 million for the first nine months of fiscal 2011. The increase in carbon fiber cost of sales reflected increased sales of 36.1% as discussed above and decreased raw material costs as lower cost ACN was used. Technical fiber cost of sales decreased 18.6% or $3.6 million, to $15.9 million for the first nine months of fiscal 2012 from $19.5 million for the first nine months of fiscal 2011 as a result of improved efficiencies and lower cost ACN.

The Company's gross profit increased by $24.4 million, to $35.4 million, or 24.9% of sales in the first nine months of fiscal 2012 from $11.0 million, or 10.1% of sales in the first nine months of fiscal 2011. During the first nine months of 2012, available unused capacity costs decreased to $2.1 million compared to the first nine months of 2011 when gross margin was negatively impacted by $9.8 million of available unused capacity costs. Carbon fiber gross profit percentage increased to 22.6% for the first nine months of fiscal 2012 compared to 9.0% for the first nine months of fiscal 2011. Carbon fiber gross profit increased to $26.1 million from $7.6 million during these respective periods. The increases in carbon fiber gross profit and gross profit percentage resulted primarily from increased production levels with improved sales as we brought our Mexican operation online and increased output in Hungary. We also improved the efficiency of our operations which decreased production costs.   Costs of our primary raw material used in manufacturing, ACN, also decreased by 6.4% from the first nine months of fiscal 2011.  Our gross margins have also benefited from price increases as market demand has increased.  Technical fiber gross profit increased to $9.3 million, or 36.8% of sales, in the first nine months of fiscal 2012 from $2.8 million, or 12.6% of sales, in the first nine months of fiscal 2011. The increases in technical fiber gross profit and margin resulted from increased output in Hungary and lower cost ACN.

Application and market development costs were $5.3 million for the first nine months of fiscal 2012 and $6.4 million for the first nine months of fiscal 2011. These costs included product development efforts, product trials and operational improvement design. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $9.8 million in the first nine months of fiscal 2012 and $10.3 million the first nine months of fiscal 2011. The Company recorded $0.8 million and $0.7 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the first nine months of fiscal 2012 and fiscal 2011, respectively.

Operating income from the first nine months of fiscal 2012 was $20.3 million, an improvement from an operating loss of $5.7 million incurred during the first nine months of fiscal 2011. This improvement resulted primarily from an increase in gross profit of $24.4 million and a decrease of $1.1 million in research and development expenses. Carbon fiber operating income increased to $21.2 million in the first nine months of fiscal 2012 from income of $1.4 million in the first nine months of fiscal 2011. The increase resulted from an increase in gross profit as discussed above.  Operating income from technical fibers increased to $8.3 million in the first nine months of fiscal 2012 from $2.0 million in the first nine months of fiscal 2011. The increase in technical fiber operating income resulted from the increase in gross profit described above.

Gain on foreign currency translations was $0.3 million for the first nine months of fiscal 2012, compared to a loss of $1.9 million for the first nine months of fiscal 2011. During the first nine months of fiscal 2012, the Euro weakened and the U.S. dollar strengthened in value against the HUF.  As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the weakening in value of the Euro and the strengthening in value of the U.S. dollar resulted in a small gain recognized in our Hungarian subsidiary.  During the first nine months of fiscal 2011, the Euro and the U.S. dollar weakened in value against the HUF.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive income (loss) in equity.

Other expense, net, was $0.8 million in the first nine months of fiscal 2012 compared to $0.4 million in the first nine months of fiscal 2011. Other expense, net consists primarily of loss from the disposal of fixed assets.

Gain on liabilities carried at fair value was $0.1 million in the first nine months of fiscal 2012 compared to a gain of $0.6 million in the first nine months of fiscal 2011 (see   “– Liquidity and Capital Resources – Fair Value Measurement of Instruments ").

Income tax expense was $1.1 million for the first nine months of fiscal 2012 compared to an expense of $0.5 million for the first nine months of fiscal 2011.  An expense of $1.0 million was incurred related to the local Hungarian municipality tax and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first quarter of fiscal 2011, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law.  The Hungarian tax rate of 10% applies to a tax base up to HUF 500 million (approximately $2.1 million using the June 30, 2012 exchange rate), with a 19% rate continuing to apply to a base exceeding this ceiling. Hungary has also announced that effective for the Company’s fiscal 2013 tax year, losses carried forward from previous years can be used only up to 50% of the tax base.  For the first nine months of fiscal 2011, income tax expense of $0.5 million was incurred related to the local Hungarian municipality tax and U.S. income taxes as well partially offset by a tax benefit of approximately $0.2 million related to an increase in Hungary’s deferred tax position.

The foregoing resulted in net income of $18.6 million for the first nine months of fiscal 2012 compared to a loss of $8.1 million for first nine months of fiscal 2011. Similarly, the Company reported income per share of $0.54 and loss per share of $0.24 per share on a basic and diluted basis for the first nine months of fiscal 2012 and 2011, respectively.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and existing and anticipated credit facilities should be sufficient to fund its identified liquidity needs during the next twelve months.

Cash Provided By (Used In) Continuing Operating Activities

Operating activities provided $8.3 million of cash for the first nine months of fiscal 2012. Inventory levels used $16.4 million during the first nine months of fiscal 2012 in anticipation of  increased sales levels, including increases in consigned inventory, which represents contractually required finished goods inventory levels for certain key customers.    Cash flows were positively affected by depreciation of $13.3 million for the first nine months of fiscal 2012, which was included in the operating income of $20.3 million.  Increased accounts receivable also used $8.8 million of cash primarily due to increased sales during the first nine months of fiscal 2012.

Operating activities used $3.2 million of cash for the first nine months of fiscal 2011. Increased inventory levels in anticipation of higher sales reduced cash by $7.7 million. Cash flows were positively affected by depreciation of $13.1 million for the first nine months of fiscal 2011, which was included in the operating loss of $5.7 million. Accounts receivables increased by $4.5 million during the first nine months of fiscal 2011, reflecting sales growth.  Payables and accrued expenses increased by $2.9 million.

Cash Used In Investing Activities

Net cash used in investing activities for the first nine months of fiscal 2012 was $17.0 million, which primarily consisted of capital expenditures on existing production lines and new equipment.  Approximately $8.8 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations. The change in property and equipment, net was also impacted by $18.0 million of capital expenditures and depreciation expense of $13.3 million. Capital expenditures included $6.8 million related to the purchase of the building in St. Peters, Missouri and the related move of our prepreg operations.  We expect to continue our capital investment programs in the remainder of fiscal 2012 primarily with respect to prepreg capacity, fabrics capacity and production efficiencies for carbon and technical fibers manufacturing.

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

     Cash Provided By Financing Activities

Net cash provided by financing activities was $21.1 million for the first nine months of fiscal 2012.  During the third quarter, Zoltek Zrt. entered into a $17.1 million term loan secured by the Company’s facilities in Hungary, which loan is guaranteed by the Company.   Zoltek Zrt. will utilize the proceeds of the loan to supplement working capital and other general corporate purposes. The Company also borrowed $10.0 million under its term loan, the proceeds of which were used to repay it former U.S. bank line of credit.

Net cash provided by financing activities was $3.9 million for the first nine months of fiscal 2011 resulting from borrowing of credit lines and cash settlement of restricted shares.

Earnings Per Share

In accordance with ASC 260, the Company has evaluated its diluted income (loss) per share calculation. The Company had outstanding warrants and stock options at June 30, 2012 and 2011 which were not included in the determination of diluted loss per share because they were anti-dilutive.

Net income (loss) per share for the three months ended June 30, 2012 and 2011, respectively is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Numerators:
Net income (loss)	$5,566	$(1,461)	$18,607	$(8,130)

Denominators:
Average shares outstanding – basic	34,355	34,373	34,359	34,382
Impact of stock options	59	-	55	-
Average shares outstanding – diluted	34,414	34,373	34,414	34,382

Basic income (loss) per share	$0.16	$(0.04)	$0.54	$(0.24)
Diluted income (loss) per share	$0.16	$(0.04)	$0.54	$(0.24)

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the June 30, 2012 exchange rate, was approximately $12.4 million. The grant has provided a portion of the capital resources necessary to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of June 30, 2012, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF ($11.2 million at the June 30, 2012 exchange rate) in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheets. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. As required by the grant, the Company has issued bank guarantees amounting to 120% of the amount of the grant as received.

The Hungarian subsidiary may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary:  fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2012 to October 2017, though the Company has received a letter of intent from the Hungarian government to delay the beginning of the five-year measurement period by one year. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins.

Financing Activities

Hungarian Financing

On June 15, 2012, Zoltek’s Hungarian subsidiary (“Zoltek Zrt”) completed an amended credit facility with Raiffeisen Bank Zrt. (the “Lender”) pursuant to which Zoltek Zrt. and the Lender entered into a Credit Facility Agreement, dated as of June 1, 2012 and a Restated and Amended Uncommitted Credit Line Agreement, dated as of June 1, 2012.  Under the credit facility, the Lender agreed to provide Zoltek Zrt.: (1) a term facility in the maximum amount of 13.6 million EUR ($17.1 million at the June 30, 2012 exchange rate) (the “Term Facility”) and (2) a multicurrency overdraft facility in the amount of up to 1.12 billion HUF ($4.8 million at the June 30, 2012 exchange rate) (the “Revolving Facility”).

The Term Facility is a five-year term loan and bears interest at 4.17%, payable semi-annually.  Principal under the Term Facility is payable semi-annually in equal installments.  The Revolving Facility is a revolving credit facility that expires on March 29, 2013 and has a total commitment of 1.120 billion HUF ($4.8 million at the June 30, 2012 exchange rate) subject to a borrowing base.  In addition to the Term Facility and the Revolving Facility, Zoltek Zrt. has obtained from the lender a bank guaranty in the amount of HUF 3.48 billion ($14.9 million at the June 30, 2012 exchange rate) as required by the Hungarian government grant.  The obligations of Zoltek Zrt. under this credit facility are guaranteed by the Company.

This credit facility contains representations and warranties, and contains a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, along with other covenants.  Zoltek Zrt. had previously maintained a credit facility with the Lender, which expired May 30, 2012 and the facility was replaced with the new facility.

US Financing

On March 30, 2012, Zoltek Companies, Inc. entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area.  The Enterprise Loan is a seven-year, secured term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at a one-month LIBOR rate, plus 3%. The Company entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The Loan Agreement contains representations and warranties, and contains a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, along with other covenants.

The Company primarily utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's former U.S. revolving credit facility with BMO Harris Bank N.A.

On April 27, 2012, Zoltek Companies, Inc. entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with interest based on LIBOR plus 2.5%, adjusted monthly.  The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015.

Stock Compensation Expense

The Company has two Long-Term Incentive Plans, under which equity-based awards may be granted, including restricted shares of common stock, performance awards, stock options and stock units. At June 30, 2012, there were an aggregate of 2.0 million shares authorized for issuance under these plans. As of June 30, 2012, approximately 0.4 million and 0.1 million shares remained available for future issuance under the 2008 Employee Long-Term Incentive Plan and the 2008 Directors Long-Term Incentive Plan, respectively. See Note 6 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

New Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. dollars, respectively, at the exchange rates in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in other expenses.  The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The HUF weakened by 8.3% against the U.S. dollar during the first nine months of fiscal 2012. This currency fluctuation caused an increase of $11.0 million in our accumulated other comprehensive loss for the nine months ended June 30, 2012.  The functional currency of Zoltek de Mexico is the U.S. dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of June 30, 2012, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in U.S. dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the U.S. dollar at June 30, 2012 and 2011 amounted to $10.8 million and $10.8 million, respectively.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.  In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

As of June 30, 2012, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at June 30, 2012 because Zoltek de Mexico’s functional currency is the U.S. dollar.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

We do not hold or issue derivative instruments for speculative trading purposes. We have an interest rate derivative instrument that has been designated as cash flow hedging instruments. Such instrument effectively converts variable interest payments on certain debt  into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  As of June 30, 2012, there was no cash flow hedge ineffectiveness on our interest rate swap agreement.

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

                 The forward-looking statements contained in this report are inherently subject to risks and uncertainties.  The Company’s actual results could differ materially from those in the forward-looking statements.  The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers, including our principal customer Vestas Wind Systems; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis to meet current order levels of carbon fibers; (4) successfully add new planned capacity for the production of carbon fiber, prepregs and precursor raw materials and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; (14) establish and grow prepreg capacity; and (15) speed development of low-cost carbon fiber sheet molding compounds for the automotive industry pursuant to our global collaborative partnership with Magna Exteriors and Interiors; and (16) manage the risks identified under "Risk Factors" in our filings with the SEC.

*  *  *

Item 4.     Controls and Procedures

Evaluation of Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2012, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

Zoltek Companies, Inc.
(Registrant)

Date: August 2, 2012	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Credit Agreement, dated April 27, 2012 by and among Zoltek Companies, Inc., Zoltek Corporation, Zoltek Properties, Inc , Engineering Technology Corporation, Zoltek Automotive, and Zoltek Composite Intermediates LLC, in favor of JPMorgan Chase Bank, N.A. is filed herewith.

10.2	Amended Credit Facility Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies,Inc., filed herewith.

10.3	Restated and Amended Uncommitted Credit Line Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies,Inc., filed herewith.

10.4	Joint and Several Guarantee Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies,Inc., filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.