Form 10-Q
period 2012-12-31
ZOLTEK COMPANIES INC
filed 2013-02-01
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC   20549

FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2012
OR

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
Yes __ No   x

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  As of January 28, 2013, 34,360,319 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
 INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – December 31, 2012 and September 30, 2012

Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2012 and 2011

Condensed Consolidated Statements of Comprehensive Income – Three Months Ended December 31, 2012 and 2011

Condensed Consolidated Statement of Changes in Shareholders’ Equity – Three Months Ended December 31, 2012

Condensed Consolidated Statements of Cash Flows – Three Months Ended December 31, 2012 and 2011

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share and per share data)

	(Unaudited) December 31, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$20,481	$29,935
Accounts receivable, less allowance for doubtful accounts of $231 and $223	29,449	35,918
Inventories, net	79,935	67,942
VAT receivable	7,576	6,190
Other current assets	5,915	2,617
Total current assets	143,356	142,602
Property and equipment, net	214,592	215,650
Other assets	501	436
Total assets	$358,449	$358,688

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$4,278	$4,161
Trade accounts payable	11,237	12,473
Accrued expenses and other liabilities	7,603	8,687
Construction payables	1,028	1,784
Total current liabilities	24,146	27,105
Long-term debt	21,529	22,978
Hungarian grant - allowance against future depreciation	6,644	6,777
Deferred tax liabilties	473	473
Liabilities carried at fair value	358	384
Total liabilities	53,150	57,717
Commitments and contingencies (See Note 7)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,350,319 and 34,355,192 shares issued and outstanding at December 31, 2012 and September 30, 2012	344	344
Additional paid-in capital	482,056	481,743
Accumulated other comprehensive loss	(44,789)	(45,827)
Accumulated deficit	(132,312)	(135,289)
Total shareholders' equity	305,299	300,971
Total liabilities and shareholders' equity	$358,449	$358,688

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,
	2012	2011

Net sales	$35,877	$47,046
Cost of sales	26,800	33,868
Gross profit	9,077	13,178
Application and development costs	2,067	1,695
Selling, general and administrative expenses	3,361	3,277
Operating income	3,649	8,206
Other (expense) income:
Interest expense, net	(117)	(34)
(Loss) gain on foreign currency transactions	(50)	2,169
Other income (expense), net	80	(184)
Loss on liabilities carried at fair value	-	(10)
Income from operations before income taxes	3,562	10,147
Income tax expense	585	444

Net income	$2,977	$9,703

Basic income per share	$0.09	$0.28
Diluted income per share	$0.09	$0.28

Weighted average common shares outstanding – basic	34,355,152	34,368,192
Weighted average common shares outstanding – diluted	34,412,453	34,391,084

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended December 31,
	2012	2011
Net income	$2,977	$9,703
Foreign currency translation adjustment	1,012	(16,026)
Change in unrealized fair value of cash flow hedge, net of tax of $0	26	-

Comprehensive income (loss)	$4,015	$(6,323)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)
Balance, September 30, 2012	$300,971	$344	$481,743	$(45,827)	$(135,289)

Comprehensive income	4,015			1,038	2,977
Stock option expense	233		233
Vesting of restricted stock	79		79
Difference between compensation and change in liability for restricted stock awards	1		1
Balance, December 31, 2012	$305,299	$344	$482,056	$(44,789)	$(132,312)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,977	$9,703
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,658	4,425
Amortization of financing fees and debt discount	15	-
Loss on liabilities carried at fair value	-	10
Foreign currency transaction losses (gains)	88	(1,555)
Stock compensation expense	240	89
Loss on disposal of assets	-	15
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,611	(4,908)
Increase in inventories	(11,777)	(7,677)
(Increase) decrease in other current assets and other assets	(4,660)	2,362
Decrease in trade accounts payable	(1,318)	(6)
(Decrease) increase in accrued expenses and other liabilities	(1,072)	1,178
Net cash (used in) provided by operations	(4,238)	3,636

Cash flows from investing activities:
Purchases of property and equipment	(2,907)	(7,029)
(Decrease) increase in construction payables	(756)	649
Net cash used in investing activities	(3,663)	(6,380)

Cash flows from financing activities:
Payment of financing fees	(65)	-
Repayment of credit lines	-	(2,756)
Repayment of notes payable	(1,498)	-
Net cash used in financing activities	(1,563)	(2,756)

Effect of exchange rate changes on cash and cash equivalents	10	(411)
Net (decrease) in cash and cash equivalents	(9,454)	(5,911)
Cash and cash equivalents at beginning of period	29,935	16,980
Cash and cash equivalents at end of period	$20,481	$11,069

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

            Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries, Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and related products, including carbon fibers preimpregnated with resin known as “prepreg,” and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Technical fibers are an intermediate product used in heat- resistant applications such as aircraft brakes. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures acrylic fiber precursor raw material used in production of carbon fibers and technical fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fibers and precursor raw material. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States; however, the Company has an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Adoption of New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2012-02, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill is impaired.  If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013), with early adoption permitted.  The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

2.      INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	December 31, 2012	September 30, 2012
Raw materials	$10,363	$8,631
Work-in-process	13,772	15,192
Finished goods	52,883	40,787
Consigned inventory	2,567	2,896
Supplies and other	350	436
	$79,935	$67,942

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.6 and $0.7 million as of December 31, 2012 and September 30, 2012, respectively, to reduce the carrying value of inventories to a net realizable value. Consigned inventory represents contractually required finished goods inventory levels for certain key customers physically located at customer sites.  If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made.

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

Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of and for the three months then ended December 31, 2012 and 2011 (in thousands):

	Three months ended December 31, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$28,715	$6,590	$572	$35,877
Cost of sales	22,178	4,139	483	26,800
Gross profit	6,537	2,451	89	9,077
Operating income (loss)	4,571	2,346	(3,268)	3,649
Depreciation	4,167	370	121	4,658
Capital expenditures	851	1,769	287	2,907

	Three months ended December 31, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$37,679	$8,834	$533	$47,046
Cost of sales	27,661	5,729	478	33,868
Gross profit	10,018	3,105	55	13,178
Operating income (loss)	8,318	2,749	(2,861)	8,206
Depreciation	3,986	322	117	4,425
Capital expenditures	6,610	207	212	7,029

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
December 31, 2012	$310,443	$33,173	$14,833	$358,449
September 30, 2012	$301,440	$31,597	$25,651	$358,688

4.             EARNINGS PER SHARE

In accordance with Accounting Standards Codification (“ASC”) 260, the Company has evaluated its diluted income per share calculation. The Company had outstanding stock compensation at December 31, 2012 and outstanding warrants and stock options at December 31, 2011 which were not included in the determination of diluted income per share because these shares were anti-dilutive.

The following is the diluted impact of the stock options on net income per share for the three months ended December 31, 2012 and 2011 respectively:

	Three months ended December 31,
	2012	2011
Numerators:
Net income	$2,977	$9,703

Denominators:
Average shares outstanding – basic	34,355	34,368
Impact of stock options	57	23
Average shares outstanding – diluted	34,412	34,391

Basic income per share	$0.09	$0.28
Diluted income per share	$0.09	$0.28

5.              FINANCING TRANSACTIONS

HUNGARIAN GRANT

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the December 31, 2012 exchange rate, is approximately $13.2 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of December 31, 2012, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF ($11.8 million) in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

The Company may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2013 to October 2018. As of December 31, 2012, the Hungarian subsidiary had fewer than 900 employees. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins. However, if Zoltek Zrt. is unable to comply with them or obtain an amendment of the requirements, it would be required to pay back all or a portion of the grant funds, which could have a material adverse effect on our future revenues and business, results of operations, financial condition or cash flow.

FINANCING ACTIVITY

Hungarian Financing

On June 15, 2012, Zoltek Zrt. completed an amended credit facility with Raiffeisen Bank Zrt. (the “Lender”) pursuant to which Zoltek Zrt. and the Lender entered into a Credit Facility Agreement, dated as of June 1, 2012, and a Restated and Amended Uncommitted Credit Line Agreement, dated as of June 1, 2012. Under the credit facility, the Lender agreed to provide Zoltek Zrt.: (1) a term facility in the maximum amount of 13.6 million EUR ($18.0 million at the December 31, 2012 exchange rate) (the “Term Facility”); and (2) a multicurrency overdraft facility in the amount of up to 1.12 billion HUF ($5.1 million at the December 31, 2012 exchange rate) (the “Revolving Facility”).

The Term Facility is a five-year term loan and bears interest at 4.17% per annum. Principal under the Term Facility is payable semi-annually in equal installments. The Revolving Facility is a revolving credit facility that expires on March 29, 2013 and has a total commitment of 1.120 billion HUF subject to a borrowing base. In addition to the Term Facility and the Revolving Facility, Zoltek Zrt. has obtained from the Lender a bank guaranty in the amount of HUF 3.48 billion ($15.8 million at the December 31, 2012 exchange rate) as required by the Hungarian government grant. The obligations of Zoltek Zrt. under this credit facility are guaranteed by the Company.

This credit facility contains representations and warranties, and a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, in addition to other covenants. The Company was in compliance with all covenants as of December 31, 2012. Zoltek Zrt. had previously maintained a credit facility with the Lender, which expired May 30, 2012 and the facility was replaced with the new facility. As of December 31, 2012, the Company had borrowed $16.3 million under this new credit facility.

U.S. Financing

On March 30, 2012, Zoltek Companies, Inc. entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area. The Enterprise Loan is a seven-year term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at an annual rate equal to one-month LIBOR plus 3%. The Company contemporaneously entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The loan agreement contains representations and warranties, and a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, in addition to other covenants. The Company was in compliance with all covenants as of December 31, 2012. As of December 31, 2012, the principal balance of this term loan was $9.6 million.

The Company primarily utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's former U.S. revolving credit facility with its former U.S. bank; the refinanced borrowings had been incurred in connection with the purchase of our St. Peters, Missouri plant.

On April 27, 2012, the Company entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with annual interest based on LIBOR plus 2.5%, adjusted monthly. The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015. The Company was in compliance with all covenants as of December 31, 2012. As of December 31, 2012, the Company had no borrowings under this revolving credit agreement.

The Company had no borrowings under credit lines as of both December 31, 2012 and September 30, 2012. The Company’s long-term debt consists of the following (amounts in thousands):

	December 31, 2012	September 30, 2012

US term loan	$9,555	$9,667
Hungarian term facility	16,252	17,472
Total long-term debt including current maturities	$25,807	$27,139
Less: amounts payable within one year	(4,278)	(4,161)
Total long-term debt, less current maturities	$21,529	$22,978

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

Stock option awards

During fiscal 2012 the Company awarded performance-based based stock options with separate performance conditions in fiscal years 2012, 2013, and 2014, to named executive officers and other key employees. The Company will recognize compensation expense related to each separate service period during the respective period. As of December 31, 2012 the maximum number of performance-based options available to vest subject to certain operating performance targets is 685,000 and subject to the performance measures in a given fiscal year.

The following table summarizes information for options currently outstanding and exercisable at December 31, 2012:

			Options Outstanding
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$ 5.47	-	5.72	917,305	7	$5.71	$1,869,629
8.02	-	8.60	105,175	5	8.32	-
11.94	-	24.12	115,000	4	15.40	-
31.07	-	36.73	75,000	3	33.33	-
$ 5.47	-	36.73	1,212,480			$1,869,629

			Options Exercisable
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	262,305	7	$5.69	$539,979
8.02	-	8.60	67,675	2	8.49	-
11.94	-	24.12	115,000	4	15.40	-
31.07	-	36.73	75,000	3	33.33	-
$5.47	-	36.73	519,980			$539,979

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2012			Fiscal 2011	Fiscal 2010
Expected life of option (years)	3	-	5	5	3.8
Risk-free interest rate	0.4%	-	0.8%	2.4%	0.4%
Volatility of stock	72%	-	79%	73%	77%
Forfeiture rate	0%	-	16%	0%	0%

Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

Restricted stock awards

Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. In accordance with ASC 718, the Company determined its practice of settling vested restricted shares in cash resulted in a modification in fiscal 2010 from equity to liability accounting for the remaining unvested restricted shares. The fair value of the modified liability award is measured each reporting date through settlement and any adjustments to increase or decrease the liability are recorded either as compensation cost or a charge to equity. During the first quarter of fiscal 2013, 15,000 shares of restricted stock vested.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was $0.2 million for the three months ended December 31, 2012, and $0.1 million for the three months ended December 31, 2011. There were no recognized tax benefits during the three months ended December 31, 2012 or 2011, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The number of options for performance-based shares is based on the probability of achieving expected targets.

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

In the three months ended December 31, 2012 and 2011, the Company reported aggregate sales of $17.6 million and $18.2 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer. In the three months ended December 31, 2011, the Company also reported aggregate sales of $5.7 million to a manufacturer of fabrics for the composite industry, including materials for production of wind turbines.

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

SOURCES OF SUPPLY

As part of its growth strategy, the Company has developed and manufactures its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

8.   INCOME TAXES

The Company currently has net operating loss carryforwards available to offset future tax liabilities. The Company has recorded a full valuation allowance against its deferred tax assets in Hungary, the United States and Mexico. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the tax benefits associated with the deferred tax asset, or some portion of them, will be realized. In the consolidated balance sheet, the Company classifies its deferred tax assets and liabilities as either current or non-current, according to the expected reversal date of the temporary differences as of the reporting date.

As of December 31, 2012, we had uncertain tax positions which may change as a result of the outcomes of audits. The Company tracks uncertain tax positions under the guidance of ASC 740-10.  Income tax expense was $0.6 million for the first quarter of fiscal 2013 and $0.4 million for the first quarter of fiscal 2012.  The Company recognized $0.4 million in Hungarian federal income tax, as our utilization of tax loss carryforwards is limited to only 50% of taxable income in fiscal 2013 and beyond. An expense of $0.2 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first quarter of fiscal 2012, the Company recognized a $0.3 million expense as we adjusted our Hungarian effective tax rate to reflect a change to tax law. An additional $0.1 million was incurred related to the local Hungarian municipality tax and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  A tax benefit of approximately $0.2 million was recorded related to an increase in the Hungarian subsidiary’s deferred tax position.

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

Interest Rate Swap

On March 30, 2012, the Company entered into an interest rate swap agreement that fixes the interest rate on its term loan in order to manage the risk associated with changes in interest rates. This interest rate derivative instrument has been designated as a cash flow hedge of our expected interest payments under the FASB’s ASC Topic 815, “Derivatives and Hedging.” This instrument effectively converts variable interest payments on the term loan into fixed payments. In a cash flow hedge, the effective portion of the change in fair value of the hedging derivative is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings during the same period in which the hedged item affects earnings. The change in fair value of any ineffective portion of the hedging derivative is recognized immediately in earnings. The fair value of the interest rate swap is determined using an internal valuation model which relies on the expected LIBOR yield curve as the most significant input.  Additionally included in the model are estimates of counterparty and the Company’s non-performance risk as the most significant inputs. Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized the interest rate swap as Level 2 within the fair value hierarchy.

Warrants and Restricted Shares

The Company adopted ASC 815-40 on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which included warrants issued in May 2006, July 2006, October 2006, and December 2006, were not indexed to the Company’s own stock. These warrants were treated as a fair value liability, which requires separate accounting pursuant to ASC 815-40. The fair value of the warrants was reclassified from equity to a fair value liability on October 1, 2009. The Company used a Black-Scholes pricing model to determine the fair value of the warrants. Fair values under the Black-Scholes model are partially based on the expected remaining life of the warrants, which is an unobservable input. Therefore, we have deemed the fair value liability associated with the outstanding warrants to have Level 3 inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair value of warrants, restricted shares and swap as of December 31, 2012 and September 30, 2012, was as follows (amounts in thousands, except per share amounts):

Description	Wtd. Avg Fair Value Per Share	Shares Issuable Upon Exercise	Total	Level 1	Level 2	Level 3

Warrants -- December 2006 Issuance
As of December 31, 2012	-	-	-	-	-	-
As of September 30, 2012	-	827,789	-	-	-	-

Restricted Shares
As of December 31, 2012	-	-	-	-	-	-
As of September 30, 2012	7.33	15,000	110	-	-	110

Interest Rate Swap
As of December 31, 2012			358	-	358	-
As of September 30, 2012			384	-	384	-

During the first quarter of fiscal 2013, warrants to purchase 827,789 shares expired. The restricted shares balance increased by less than $0.1 million related to an increase in fair value which was offset by the settlement of $0.1 million (15,000 shares) that vested during the quarter.  There was no balance outstanding at December 31, 2012, as compared to a $0.1 million balance at September 30, 2012. There were no shares of restricted stock outstanding as of December 31, 2012.

Derivatives designated as hedging instruments	Change in Unrealized Gain

Interest Rate Swap

Three months ended December 31, 2012	$26
Three months ended December 31, 2011	$-

We did not record any ineffectiveness in earnings related to the interest rate swap for the three months ended December 31, 2012 and 2011. As of December 31, 2012, no deferred gains or losses are expected to be reclassified into earnings as interest expense related to the interest rate swap over the next twelve months as we expect the hedging relationship will remain unchanged.

10.      FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statement of operations was translated using the average exchange rates in effect for the periods presented.  The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity.  Gains and losses from foreign currency transaction of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF strengthened by 0.9% against the U.S. dollar during the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. This currency fluctuation caused a decrease of $1.0 million in our accumulated other comprehensive loss for the three months ended December 31, 2012.

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

During 2006, we began our transformation from primarily a development business to an operational phase and continued our expansion plans that were first announced in 2005.  Also during 2006, the demand from commercial carbon fibers continued to increase substantially and the aerospace and commercial applications diverged.  We believe that this divergence will persist over a long period and validates our commercialization strategy.

Zoltek’s mission to commercialize carbon fibers has proven successful over the past several years, but the development of large volume applications has been constrained because converting commercial carbon fibers to a finished product depends to a large degree on a fragmented and inefficient supply chain. Consequently, we are taking steps to accelerate the commercialization process. We are designing new equipment and developing new processing methods to support the commercialization strategy. The goal is to develop higher-throughput, lower-cost conversion methods designed to consolidate the supply chain and open new market applications. These value-added, or “composite intermediate” products and processes, are being coordinated by Zoltek’s research and development (R&D) group.

In 2010, Zoltek announced the formation of Zoltek Automotive, a subsidiary established to accelerate the incorporation of carbon fiber products into automotive applications. Zoltek Automotive seeks to lead the commercialization effort in the automotive applications, which we believe will ultimately be the largest user of carbon fibers. This group seeks to incorporate new developments in process equipment and manufacturing techniques into automotive manufacturing applications.

As a part of this effort, in March 2012, Zoltek announced its collaboration with Magna Exteriors and Interiors, an operating unit of Magna International, Inc., to develop carbon fiber sheet molding compounds for the automotive industry. Magna Incorporated, based in Aurora, Ontario, Canada, is the largest automotive parts manufacturer in North America. The newly developed carbon fiber material combines Zoltek’s Panex 35® commercial carbon fiber with Magna’s EpicBlendSMC™ sheet molding compound formulations. The new material allows Magna to offer an expanded range of lightweight parts and sub-systems for automotive, commercial truck and other markets. Magna Exteriors and Interiors markets the sheet molding compound directly to molders.

We are aggressively marketing our products to obtain new business in both existing and new applications. New applications tend to require relatively long sales cycles due to the qualification of carbon fibers into new product development manufacturing and engineering. Targeted application areas include wind energy, deep sea drilling, infrastructure, automotive, aerospace secondary structures and aircraft brakes. During 2010, we added additional sales personnel in Asia, focusing on markets in China, India and Korea and have begun to see some success through new customers and sales in those regions.

In order to manage our business, we focus on two separate business segments: carbon fibers and technical fibers (oxidized acrylic fibers). We also manage the corporate/other segment which consists of legacy and ancillary operations not directly related to the carbon fiber or technical fiber segments.

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

Liquidity and cash flows.  Due to the variability in revenue, our cash position fluctuates. We closely monitor our expected cash levels, particularly as they relate to operating cash flow, days’ sales outstanding, days’ payables outstanding and inventory turnover.  Management aggressively pursues any past due receivables and seeks to actively manage inventory levels in order to effectively balance working capital with the Company’s strategy of assuring customers availability of supply.  Management also monitors debt levels and the financing costs associated with debt.

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

•
Business Development in Emerging Applications. We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In November 2011, we took a major step toward growing our carbon fiber prepreg capabilities by opening a new 135,000 square foot facility outside of St. Louis, Missouri. One of our goals is to leverage our leadership in commercial carbon fibers to become the leading provider of commercial carbon fiber prepreg in the global marketplace.  Our research and development center, to support our targeted applications with high volume manufacturing and processing technologies, will also be located at this new facility.

•
Operating Cash Flow and Cash Management.   Due to a 23.7% decrease in sales, we reported negative operating cash flow of $4.2 million during the first quarter of fiscal 2013.  We reported positive operating cash flow of $3.6 million during the first quarter of fiscal 2012.    Cash used for inventory was $11.8 million and decreased accounts receivable provided cash of $6.6 million during the first quarter of fiscal 2013.  We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding.  The Company reported $2.9 million of capital expenditures during the first quarter of fiscal 2013. The Company intends to utilize operating cash flow and existing credit lines in order to accommodate working capital and capital expenditure requirements for the remainder of fiscal 2013.

•
Foreign Currency Volatility.  During the first quarter of fiscal 2013, the HUF strengthened against the U.S. dollar by 3.3% from the fourth quarter of fiscal 2012 and the Mexican Peso strengthened against the U.S. dollar by 1.9% from the fourth quarter of fiscal 2012. This resulted in higher processing costs in the respective countries. The Euro strengthened against the U.S. dollar by 3.6% from the fourth quarter of fiscal 2012 resulting in increased revenue. The Company’s financial statements will continue to be impacted by foreign currency volatility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

The Company's sales decreased 23.7%, or $11.1 million, to $35.9 million in the first quarter of fiscal 2013 from $47.0 million in the first quarter of fiscal 2012.During the first quarter of fiscal 2013, volume of product shipments decreased 23.9% compared to the first quarter of 2012, which accounted for a decrease in revenue of approximately $10.4 million. Sales were adversely affected by weakness in Europe as customers significantly slowed their purchases in December 2012 and by uncertainties in the United States over whether the United States government would extend the wind energy tax credit.  As part of the budget deal announced in January, the government did extend the wind energy tax credit. Additionally the weakening of the Euro as compared to the first three months of fiscal 2012 resulted in a $0.5 million decrease in total revenue. Carbon fiber sales decreased 23.8%, or $9.0 million, to $28.7 million in the first quarter of fiscal 2013 from $37.7 million in the first quarter of fiscal 2012 due to decreased shipments to wind customers. Technical fiber sales decreased 25.4%, or $2.2 million, to $6.6 million in the first quarter of fiscal 2013 from $8.8 million in the first quarter of fiscal 2012 due to decreased shipments to aircraft brake customers. As noted above, carbon fiber sales in the United States were adversely affected by the scheduled expiration of the wind energy tax credit which was not renewed until January, 2013.

The Company's cost of sales decreased by 20.9%, or $7.1 million, to $26.8 million in the first quarter of fiscal 2013 from $33.9 million in the first quarter of fiscal 2012. The decrease in cost of sales reflected decreased sales of 23.7% discussed above.  Carbon fiber cost of sales decreased by 19.8%, or $5.5 million, to $22.2 million for the first quarter of fiscal 2013 from $27.7 million for the first quarter of fiscal 2012. The decrease in carbon fiber cost of sales reflected decreased sales of 23.8% as discussed above. Technical fiber cost of sales decreased by 27.8% or $1.6 million, to $4.1 million for the first quarter of fiscal 2013 from $5.7 million for the first quarter of fiscal 2012 as a result of a 25.4% decrease in sales as discussed above.

The Company's gross profit decreased by $4.1 million, to $9.1 million, or 25.3% of sales in the first quarter of fiscal 2013 from $13.2 million, or 28.0% of sales in the first quarter of fiscal 2012. Carbon fiber gross profit margin decreased to 22.8% for the first quarter of fiscal 2013 compared to 26.6% for the first quarter of fiscal 2012. Carbon fiber gross profit decreased to $6.5 million from $10.0 million. The decreases in carbon fiber gross profit and gross profit percentage resulted primarily from decreased production levels in conjunction with lower sales.  Costs of our primary raw material, ACN, also decreased by approximately 2.9% from the first quarter of fiscal 2012. Technical fiber gross profit decreased to $2.5 million, or 37.2% of sales, in the first quarter of fiscal 2013 from $3.1 million, or 35.1% of sales, in the first quarter of fiscal 2012. The decreases in technical fiber gross profit resulted primarily from decreased production levels in conjunction with lower sales.

Application and market development costs were $2.1 million for the first quarter of fiscal 2013 and $1.7 million for the first quarter of fiscal 2012. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $3.4 million in the first quarter of fiscal 2013 and $3.3 million for the first quarter of fiscal 2012. The Company recorded $0.2 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the first quarter of fiscal 2013, an increase of $0.1 million from the expense of $0.1 million in the first quarter of fiscal 2012.

Operating income from the first quarter of fiscal 2013 was $3.6 million, a decline from operating income of $8.2 million during the first quarter of fiscal 2012. This decrease resulted primarily from a decrease in gross profit of $4.1 million and an increase in research and development expenses of $0.4 million. Carbon fiber operating income decreased to $4.6 million in the first quarter of fiscal 2013 from $8.3 million in the first quarter of fiscal 2012. The decrease resulted from a decrease in gross profit as discussed above.  Operating income from technical fibers decreased to $2.3 million in the first quarter of fiscal 2013 from $2.7 million in the first quarter of fiscal 2012. The decrease in technical fiber operating income resulted from the decrease in gross profit described above.

Loss on foreign currency translations was $0.1 million for the first quarter of fiscal 2013, compared to a $2.2 million gain for the first quarter of fiscal 2012. During the first three months of fiscal 2013 and 2012, the Euro strengthened and the U.S. dollar weakened in value against the HUF.  The weakening value of the U.S. dollar during the first three months of fiscal 2013 resulted in a small loss recognized in our Hungarian subsidiary. Our Euro receivable exposure was offset by our Euro term loan entered into by our Hungary subsidiary.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other income (expense), net, was a $0.1 million gain in the first quarter of fiscal 2013 and a $0.2 million loss in the first quarter of fiscal 2012. Other expense, net consists primarily of gains and losses from the disposal of fixed assets.

Income tax expense was $0.6 million for the first quarter of fiscal 2013 and $0.4 million for the first quarter of fiscal 2012.  An expense of $0.2 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  The Company recognized $0.4 million in Hungarian federal income tax, as our utilization of tax loss carryforwards is limited to only 50% of taxable income in fiscal 2013 and beyond. During the first quarter of fiscal 2012, an expense of $0.4 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.

The foregoing resulted in net income of $3.0 million for the first quarter of fiscal 2013 compared to an income of $9.7 million for first quarter of fiscal 2012. Similarly, the Company reported income per share of $0.09 and income per share of $0.28 per share on a basic and diluted basis for the first quarter of fiscal 2013 and 2012, respectively. The weighted average basic common shares outstanding were 34.4 million for the first quarters of both fiscal 2013 and 2012.  The weighted average diluted common shares outstanding were 34.4 million for the first quarter of fiscal 2013 and 2012.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and anticipated credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2013.

     Cash (Used) In Provided By Continuing Operating Activities

Operating activities used $4.2 million of cash for the first quarter of fiscal 2013. Inventory levels used $11.8 million during the first quarter of fiscal 2013. Cash flows were positively affected by depreciation of $4.7 million for the first quarter of fiscal 2013, which was included in the operating income of $3.6 million. The decline in sales decreased accounts receivables by $6.6 million during the first quarter of fiscal 2013 resulting in a positive effect to cash provided by operating activities. Payables and accrued expenses decreased by $2.4 million.

Operating activities provided $3.6 million of cash for the first quarter of fiscal 2012. Inventory levels used $7.7 million during the first quarter of fiscal 2012. Cash flows were positively affected by depreciation of $4.4 million for the first quarter of fiscal 2012, which was included in the operating income of $8.2 million. Increased sales increased accounts receivables by $4.9 million during the first quarter of fiscal 2012 resulting in a negative effect to cash provided by operating activities. Payables and accrued expenses increased by $1.2 million.

      Cash Used In Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2013 was $3.7 million, which primarily consisted of capital expenditures on existing production lines and new equipment.  The change in property and equipment, net was primarily impacted by $2.9 million of capital expenditures and depreciation expense of $4.7 million.

Net cash used in investing activities for the first quarter of fiscal 2012 was $6.4 million, which primarily consisted of capital expenditures on existing production lines and new equipment.  Approximately $10.8 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations. The change in property and equipment, net was also impacted by $7.0 million of capital expenditures and depreciation expense of $4.4 million. Capital expenditures included $2.6 million related to the purchase of the building in St. Peters, Missouri to be used as a new location for our prepreg and pultrusion manufacturing and research and development activities.

Historically, cash used in investing activities has been expended for equipment additions and the expansion of the Company’s carbon fiber and technical fiber production capacity.

     Cash Used Financing Activities

Net cash used by financing activities was $1.6 million for the first quarter of fiscal 2013 resulting primarily from repayment of our notes payable.

Net cash used by financing activities was $2.8 million for the first quarter of fiscal 2012 resulting from repayment of the line of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. dollars, respectively, at the exchange rates in effect at the applicable balance sheet date, while their consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses.  The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico is the U.S. dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of December 31, 2012, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in U.S. dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the U.S. dollar at December 31, 2012 and 2011 amounted to $10.8 million and $10.8 million, respectively.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.  In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

  As of December 31, 2012, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at December 31, 2012 because Zoltek de Mexico’s functional currency is the U.S. dollar.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2012, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

Zoltek Companies, Inc. (Registrant)

Date: January 31, 2013	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.