Form 10-K/A
period 2012-09-30
ZOLTEK COMPANIES INC
filed 2013-05-02
CIK 890923

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☑ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☑ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐ .

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Resolution S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes         ☑   No          ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑ .

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2012: approximately $308 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of November 21, 2012: 34,355,192 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into the indicated Part of this Report:

Document	Part of Form 10-K

Proxy Statement for the 2013
Annual Meeting of Shareholders	III

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as originally filed on November 27, 2012 (the “Original Report”), and is being filed solely for the purpose of amending portions of Part IV,  Item 15 “Exhibits, Financial Statement Schedules” to replace Exhibit 10.8 to the Original Report.

This Form 10-K/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on November 27, 2012. Accordingly, this Form 10-K/A should be read in conjunction with all of the Registrant’s other periodic filings filed with the Securities and Exchange Commission

PART IV

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

(2) The following financial statement schedule is included in Part IV of this report:

Rule 12-09 Valuation and Qualifying Accounts and Reserves

For the fiscal year ended September 30, 2012
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C			Column D			Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe	Deductions describe			Balance at end of period
Reserve for doubtful accounts	$110	$190	(1)		$77	(9)		$223
Reserve for inventory valuation	$659	$247	(3)		$553	(4)		$353
Deferred tax valuation	$24,573				$2,436	(5	)(6)(10)	$22,137

For the fiscal year ended September 30, 2011
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe		Deductions describe		Balance at end of period
Reserve for doubtful accounts	$178	$26	(1)	$-		$94	(2)	$110
Reserve for inventory valuation	$879	$454	(3)	$-		$674	(4)	$659
Deferred tax valuation	$22,053	$-		$2,520	(6)(7)(8)			$24,573

For the fiscal year ended September 30, 2010
Rule 12-09 Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe		Deductions describe		Balance at end of period
Reserve for doubtful accounts	$2,356	$497	(1)	$-		$2,675	(2)	$178
Reserve for inventory valuation	$665	$214	(3)	$-		$-		$879
Deferred tax valuation	$21,634	$-		$419	(6)(7)(8)	$-		$22,053

(1)	Reserving of doubtful receivable.
(2)	Recovery of receivables previously listed as doubtful.
(3)	Increase reserve for slow-moving product.
(4)	Write off of slow moving inventory.
(5)	Includes increase in effective tax rate in Hungary.
(6)	Includes a reduction in required valuation allowance due to domestic net operating loss (“NOL”) utilization.
(7)	Reduction in required valuation due to non-qualified stock options deduction for which no cash benefit has been realized.
(8)	Increase NOL due to losses incurred in Mexico.
(9)	Write-off of uncollectible receivable.
(10)	Includes a reduction in required valuation allowance due to foreign NOL utilization

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
Zsolt Rumy, Chairman of the Board, President, and
Chief Executive Officer (Principal Executive Officer)

Date:  May 1, 2012

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

4.5	Form of Warrant, filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated December 14, 2006 and incorporated herein by reference.

10.1	Zoltek Companies, Inc. Amended and Restated Directors Stock Option Plan filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 13, 1999 is incorporated herein by reference.*

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

10.4
Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.*

10.5
Restated and Amended Uncommitted Credit Line Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies,Inc., filed as Exhibit 10.3 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

10.6	Zoltek Companies, Inc. 2008 Director Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*

10.7	Zoltek Companies, Inc. 2008 Long Term Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*

10.8	Second Trade Agreement dated as of January 1, 2012, between Vestas Wind Systems A/S and Zoltek Companies, Inc., is filed herewith.***

10.9
Joint and Several Guarantee Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies,Inc., filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

21	Subsidiaries of the Registrant filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and incorporated herein by reference.

23.1	Consent of Ernst & Young LLP. **

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Management compensatory plan or arrangement

**	Previously Filed

***
Certain confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The location of each omitted portion is indicated by a series of three asterisks in brackets (“[***]”).