Form 10-Q
period 2013-03-31
ZOLTEK COMPANIES INC
filed 2013-05-10
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q
(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2013
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
Yes __ No   x

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:  As of May 9, 2013, 34,385,135 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.
 INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – March 31, 2013 and September 30, 2012

Consolidated Statements of Operations – Three Months and Six Months Ended March 31, 2013 and 2012

Consolidated Statements of Comprehensive Income – Three Months and Six Months Ended March 31, 2013 and 2012

Consolidated Statement of Changes in Shareholders’ Equity – Six Months Ended March 31, 2013

Consolidated Statements of Cash Flows –Six Months Ended March 31, 2013 and 2012

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1a.	Risk Factors

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ZOLTEK COMPANIES, INC.
CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share data)

	(Unaudited) March 31, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$25,276	$29,935
Accounts receivable, less allowance for doubtful accounts of $154 and $223	25,342	35,918
Inventories, net	79,025	67,942
VAT Receivable	5,684	6,190
Other current assets	2,774	2,617
Total current assets	138,101	142,602
Property and equipment, net	206,347	215,650
Other assets	449	436
Total assets	$344,897	$358,688

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	4,149	$4,161
Trade accounts payable	7,822	12,473
Accrued expenses and other liabilities	6,942	8,687
Construction payables	1,779	1,784
Total current liabilities	20,692	27,105
Long-term debt	20,909	22,978
Hungarian grant - allowance against future depreciation	6,002	6,777
Deferred tax liabilties	473	473
Liabilities carried at fair value	317	384
Total liabilities	48,393	57,717
Commitments and contingencies (See Note 7)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,381,671 and 34,355,192 shares issued and outstanding at March 31, 2013 and September 30, 2012	344	344
Additional paid-in capital	482,323	481,743
Accumulated other comprehensive loss	(57,157)	(45,827)
Accumulated deficit	(129,006)	(135,289)
Total shareholders' equity	296,504	300,971
Total liabilities and shareholders' equity	$344,897	$358,688

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012

Net sales	$33,306	$47,014	$69,183	$94,060
Cost of sales	26,274	36,046	53,074	69,914
Gross profit	7,032	10,968	16,109	24,146
Application and development costs	2,223	1,931	4,290	3,623
Selling, general and administrative expenses	3,108	3,326	6,469	6,603
Operating income	1,701	5,711	5,350	13,920
Other (expense) income:
Interest expense, net	(155)	(16)	(272)	(50)
Gain (loss) on foreign currency transactions	1,690	(1,859)	1,640	311
Other income (expense), net	30	(42)	110	(230)
Loss on liabilities carried at fair value	-	(160)	-	(170)
Income from operations before income taxes	3,266	3,634	6,828	13,781
Income tax (benefit) expense	(40)	296	545	740

Net income	$3,306	$3,338	$6,283	$13,041

Basic income per share	$0.09	$0.10	$0.18	$0.38
Diluted income per share	$0.09	$0.10	$0.18	$0.38

Weighted average common shares outstanding – basic	34,368,317	34,361,542	34,361,656	34,354,818
Weighted average common shares outstanding – diluted	34,478,986	34,410,015	34,438,529	34,392,305

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net income	$3,306	$3,338	$6,283	$13,041
Foreign currency translation adjustment	(12,409)	12,308	(11,397)	(3,718)
Change in unrealized fair value of cash flow hedge, net of tax of $0	41	-	67	-

Comprehensive (loss) income	$(9,062)	$15,646	$(5,047)	$9,323

ZOLTEK COMPANIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
Balance, September 30, 2012	$300,971	$344	$481,743	$(45,827)	$(135,289)

Comprehensive (loss) income	(5,047)			(11,330)	6,283
Stock option expense	321		321
Vesting of restricted stock	79		79
Exercise of stock options	179		179
Difference between compensation and change in liability for restricted stock awards	1		1

Balance, March 31, 2013	$296,504	$344	$482,323	$(57,157)	$(129,006)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$6,283	$13,041
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	9,168	8,851
Deferred taxes	(77)	-
Amortization of financing fees and debt discount	38	-
Loss on liabilities carried at fair value	-	170
Foreign currency transaction (gain) loss	(1,829)	157
Stock compensation expense	328	738
Loss on disposal of assets	-	15
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	9,483	(5,960)
Increase in inventories	(14,341)	(13,123)
Increase in other current assets and other assets	(179)	(622)
Decrease in trade accounts payable	(4,323)	(605)
(Decrease) increase in accrued expenses and other liabilities	(1,580)	552
Net cash provided by operations	2,971	3,214

Cash flows from investing activities:
Purchases of property and equipment	(6,431)	(12,227)
(Decrease) increase in construction payables	(5)	653
Net cash used in investing activities	(6,436)	(11,574)

Cash flows from financing activities:
Payment of financing fees	-	(126)
Proceeds from exercise of stock options	179	4
Repayment of credit lines	-	(8,394)
Borrowings of notes payable	-	10,000
Repayment of notes payable	(967)	-
Cash settlement of restricted shares	-	(114)
Net cash (used in) provided by financing activities	(788)	1,370

Effect of exchange rate changes on cash and cash equivalents	(406)	(136)
Net decrease in cash and cash equivalents	(4,659)	(7,126)
Cash and cash equivalents at beginning of period	29,935	16,980
Cash and cash equivalents at end of period	$25,276	$9,854

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

            Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries  Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation (“Zoltek”) develops, manufactures and markets carbon fibers and related products, including carbon fibers preimpregnated with resin known as “prepreg,” and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Technical fibers are an intermediate product used in heat- resistant applications such as aircraft brakes. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures acrylic fiber precursor raw material used in production of carbon fibers and technical fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fibers and precursor raw material. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States; however, the Company has an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” are to Zoltek Companies, Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to the current year presentation.

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

Adoption of New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (loss) as well as presenting separately for each such component the portion of change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 (the Company’s current fiscal year ending September 30, 2013), with early adoption permitted.  The Company does not expect the adoption of ASU 2013-02 to have a material impact on the Company’s consolidated financial statements.

2.      INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	March 31, 2013	September 30, 2012
Raw materials	$7,733	$8,631
Work-in-process	14,912	15,192
Finished goods	53,312	40,787
Consigned inventory	2,582	2,896
Supplies and other	486	436
	$79,025	$67,942

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.7 million and $0.4 million as of March 31, 2013 and September 30, 2012, respectively, to reduce the carrying value of inventories to a net realizable value.

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

3.     SEGMENT INFORMATION

The Company’s strategic business units are based on product lines which are comprised of three reportable segments: carbon fibers, technical fibers and corporate/other products. The carbon fibers segment manufactures commercial carbon fibers used as reinforcement material in composites and related products, including prepregs and equipment used to manufacture composite products. The technical fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The carbon fibers and technical fibers segments’ production facilities are located geographically in the United States, Hungary and Mexico. The remaining business represented in the corporate/other products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the corporate headquarters.

Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of March 31, 2013 and September 30, 2012, and for the three and six months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31, 2013
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$25,150	$7,696	$460	$33,306
Cost of sales	21,298	4,532	444	26,274
Gross profit	3,852	3,164	16	7,032
Operating income (loss)	1,973	3,007	(3,279)	1,701
Depreciation	4,016	338	156	4,510
Capital expenditures	1,438	1,308	778	3,524

	Three months ended March 31, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$37,944	$8,480	$590	$47,014
Cost of sales	30,084	5,376	586	36,046
Gross profit	7,860	3,104	4	10,968
Operating income (loss)	6,145	2,777	(3,211)	5,711
Depreciation	3,959	339	129	4,427
Capital expenditures	4,903	44	251	5,198

	Six months ended March 31, 2013
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$53,865	$14,286	$1,032	$69,183
Cost of sales	43,476	8,671	927	53,074
Gross profit	10,389	5,615	105	16,109
Operating income (loss)	6,544	5,353	(6,547)	5,350
Depreciation	8,183	708	277	9,168
Capital expenditures	2,289	3,077	1,065	6,431

	Six months ended March 31, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$75,623	$17,314	$1,123	$94,060
Cost of sales	57,745	11,105	1,064	69,914
Gross profit	17,878	6,209	59	24,146
Operating income (loss)	14,463	5,526	(6,069)	13,920
Depreciation	7,945	661	245	8,851
Capital expenditures	11,513	251	463	12,227

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
March 31, 2013	$293,744	$30,049	$21,104	$344,897
September 30, 2012	$301,440	$31,597	$25,651	$358,688

4.           EARNINGS PER SHARE

In accordance with Accounting Standards Codification (“ASC”) 260, the Company has evaluated its diluted income per share calculation. The Company had outstanding stock compensation at March 31, 2013 and outstanding warrants and stock compensation at March 31, 2012 which were not included in the determination of diluted income per share because these shares were anti-dilutive.

The following is the diluted impact of the stock options on net income per share for the three and six months ended March 31, 2013 and 2012, respectively, (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Numerators:
Net income	$3,306	$3,338	$6,283	$13,041

Denominators:
Average shares outstanding – basic	34,368	34,362	34,362	34,355
Impact of stock options	111	48	77	37
Average shares outstanding – diluted	34,479	34,410	34,439	34,392

Basic income per share	$0.09	$0.10	$0.18	$0.38
Diluted income per share	$0.09	$0.10	$0.18	$0.38

5.      FINANCING TRANSACTIONS

HUNGARIAN GRANT

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the March 31, 2013 exchange rate, is approximately $12.2 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of March 31, 2012, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF ($10.9 million) in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

The Company may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2013 to October 2018. As of March 31, 2013, the Hungarian subsidiary had fewer than 900 employees. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins. The Company is currently evaluating several alternatives to satisfy these covenants.  If Zoltek Zrt. is unable to comply with them or obtain an amendment of the requirements, it would be required to pay back all or a portion of the grant funds, which could have a material adverse effect on our future revenues and business, results of operations, financial condition or cash flow.

FINANCING ACTIVITY

Hungarian Financing

On June 15, 2012, Zoltek Zrt. completed an amended credit facility with Raiffeisen Bank Zrt. (the “Lender”) pursuant to which Zoltek Zrt. and the Lender entered into a Credit Facility Agreement, dated as of June 1, 2012, and a Restated and Amended Uncommitted Credit Line Agreement, dated as of June 1, 2012. Under the credit facility, the Lender agreed to provide Zoltek Zrt.: (1) a term facility in the maximum amount of 13.6 million EUR ($17.4 million at the March 31, 2013 exchange rate) (the “Term Facility”); and (2) a multicurrency revolving credit facility in the amount of up to 1.12 billion HUF ($4.7 million at the March 31, 2013 exchange rate) (the “Revolving Facility”).

The Term Facility is a five-year term loan and bears interest at 4.17% per annum. Principal under the Term Facility is payable semi-annually in equal installments. The Revolving Facility is a revolving credit facility that expires on May 30, 2013 and has a total commitment of 1.12 billion HUF subject to a borrowing base. In addition to the Term Facility and the Revolving Facility, Zoltek Zrt. has obtained from the Lender a bank guaranty in the amount of HUF 3.48 billion ($14.6 million at the March 31, 2013 exchange rate) as required by the Hungarian government grant. The obligations of Zoltek Zrt. under this credit facility are guaranteed by the Company.

This credit facility contains representations and warranties, and a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, in addition to other covenants. The Company was in compliance with all covenants as of March 31, 2013. Zoltek Zrt. had previously maintained a credit facility with the Lender, which expired May 30, 2012 and the facility was replaced with the new facility. As of March 31, 2013, the Company had borrowed $15.7 million under this new credit facility.

U.S. Financing

On March 30, 2012, Zoltek Companies, Inc. entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area. The Enterprise Loan is a seven-year term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at an annual rate equal to one-month LIBOR plus 3%. The Company contemporaneously entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The loan agreement contains representations and warranties, and a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, in addition to other covenants. The Company was in compliance with all covenants as of March 31, 2013. As of March 31, 2013, the principal balance of this term loan was $9.4 million.

The Company primarily utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's former revolving credit facility with its former U.S. bank; the refinanced borrowings had been incurred in connection with the purchase of our St. Peters, Missouri plant.

On April 27, 2012, the Company entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with annual interest based on LIBOR plus 2.5%, adjusted monthly. The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015. The Company was in compliance with all covenants as of March 31, 2013. As of March 31, 2013, the Company had no borrowings under this revolving credit agreement.

The Company had no borrowings under credit lines as of both March 31, 2013 and September 30, 2012. The Company’s long-term debt consists of the following (amounts in thousands):

	March 31, 2013	September 30, 2012

US term loan	$9,389	$9,667
Hungarian term facility	15,669	17,472
Total long-term debt including current maturities	$25,058	$27,139
Less: amounts payable within one year	(4,149)	(4,161)
Total long-term debt, less current maturities	$20,909	$22,978

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

Stock option awards

During fiscal 2012 the Company awarded performance-based based stock options with separate performance conditions in fiscal years 2012, 2013, and 2014, to named executive officers and other key employees. The Company recognizes compensation expense related to each separate service period during the respective period. As of March 31, 2013 the maximum number of performance-based options available to vest subject to certain operating performance targets is 685,000 and subject to the performance measures in a given fiscal year. During fiscal 2013, the Company granted stock options to purchase a total of 30,000 shares of common stock with a vesting period of one to two years to certain key employees.  Additionally, the Company granted stock options to purchase a total of 37,500 shares of common stock to our directors which vested immediately at time of grant.

The following table summarizes information for options currently outstanding and exercisable at March 31, 2013:

			Options Outstanding
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	885,953	7	$5.71	$5,526,987
7.09	-	8.60	172,675	6	7.95	691,237
11.94	-	24.12	115,000	4	15.40	375
	31.07		45,000	4	31.07	-
$5.47	-	31.07	1,218,628			$6,218,599

			Options Exercisable
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	230,953	6	$5.69	$1,446,337
7.09	-	8.60	105,175	3	7.99	416,462
11.94	-	24.12	115,000	4	15.40	375
	31.07		45,000	4	31.07	-
$5.47	-	31.07	496,128			$1,863,174

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2013			Fiscal 2012			Fiscal 2011
Expected life of option (years)	3	-	5	3	-	5	5
Risk-free interest rate	0.4%	-	0.9%	0.4%	-	0.8%	2.4%
Volatility of stock	59%	-	75%	72%	-	79%	73%
Forfeiture rate	0%	-	16%	0%	-	16%	0%

Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

Restricted stock awards

Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. In accordance with ASC 718, the Company determined its practice of settling vested restricted shares in cash resulted in a modification in fiscal 2010 from equity to liability accounting for the remaining unvested restricted shares. The fair value of the modified liability award is measured each reporting date through settlement and any adjustments to increase or decrease the liability are recorded either as compensation cost or a charge to equity. During the first quarter of fiscal 2013, 15,000 shares of restricted stock vested. As of March 31, 2013, there were no restricted shares outstanding.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was $0.1 million and $0.3 million for the three and six months ended March 31, 2013, and $0.7 million and $0.7 million for the three and six months ended March 31, 2012. There were no recognized tax benefits during the three and six months ended March 31, 2013 or 2012, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The number of options for performance-based shares is based on the probability of achieving expected targets.

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

In the three months ended March 31, 2013 and 2012, the Company reported aggregate sales of $13.2 million and $21.9 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer. In the six months ended March 31, 2013 and 2012, the Company reported aggregate sales of $30.8 million and $40.0 million, respectively, to Vestas Wind Systems.

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

As of March 31, 2013, we had uncertain tax positions which may change as a result of the outcomes of audits. The Company tracks uncertain tax positions under the guidance of ASC 740-10.  Income tax was a benefit of less than $0.1 million and an expense of $0.5 million for the three and six months ended March 31, 2013, respectively, compared to an expense of $0.3 million and $0.7 million for the three and six months ended March 31, 2012, respectively. During fiscal 2013, the Company recognized expense of $0.4 million related to the local Hungarian municipality tax and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  Our utilization of tax loss carryforwards in Hungary is limited to only 50% of taxable income in fiscal 2013 and beyond.  During fiscal 2012, an expense of $0.7 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.

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

The fair value of the warrants, restricted shares and swap as of March 31, 2013 and September 30, 2012, was as follows (amounts in thousands, except per share amounts):

Description	Wtd. Avg Fair Value Per Share	Shares Issuable Upon Exercise	Total	Level 1	Level 2	Level 3

Warrants -- December 2006 Issuance
As of March 31, 2013	-	-	-	-	-	-
As of September 30, 2012	-	827,789	-	-	-	-

Restricted Shares
As of March 31, 2013	-	-	-	-	-	-
As of September 30, 2012	$7.33	15,000	$110	-	-	$110

Interest Rate Swap
As of March 31, 2013			$317	-	$317	-
As of September 30, 2012			384	-	384	-

During the first quarter of fiscal 2013, warrants to purchase 827,789 shares expired. The restricted shares balance increased by less than $0.1 million related to an increase in fair value which was offset by the settlement of $0.1 million (15,000 shares) that vested during the quarter.  There was no balance outstanding at March 31, 2013, as compared to a $0.1 million balance at September 30, 2012. There were no shares of restricted stock outstanding as of March 31, 2013.

Derivatives designated as hedging instruments	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss

Interest Rate Swap

Three months ended March 31, 2013	$67
Three months ended March 31, 2012	$-

We did not record any ineffectiveness in earnings related to the interest rate swap for the three months ended March 31, 2013 and 2012. As of March 31, 2013, no deferred gains or losses are expected to be reclassified into earnings as interest expense related to the interest rate swap over the next twelve months as we expect the hedging relationship will remain unchanged.

10.   FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statement of operations was translated using the average exchange rates in effect for the periods presented.  The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity.  Gains and losses from foreign currency transaction of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF weakened by 7.3% against the U.S. dollar during the first six months of fiscal 2013. This currency fluctuation caused an increase of $11.4 million in our accumulated other comprehensive loss for the six months ended March 31, 2013.

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

Zoltek’s mission to commercialize carbon fibers has proven successful over the past several years, but the development of large volume applications has been constrained because converting commercial carbon fibers to a finished product depends heavily on a fragmented and inefficient supply chain. Consequently, we are taking steps to accelerate the commercialization process. We are designing new equipment and developing new processing methods to support the commercialization strategy. The goal is to develop higher-throughput, lower-cost conversion methods designed to consolidate the supply chain and open new applications. These value-added, or “composite intermediate” products and processes, are being coordinated by Zoltek’s research and development (R&D) group.

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

On April 2, 2013, Zoltek announced that its Board of Directors had commenced a process of exploring and evaluating strategic alternatives to maximize shareholder value, and that the Company had engaged J.P. Morgan Securities LLC as the Company’s financial advisor.  However, there can be no assurance that this review will result in the Company pursuing any transaction or that a transaction, if pursued, will be completed. The Company does not intend to announce further developments regarding the process until its Board of Directors either completes its review or enters into a definitive agreement for a possible transaction.

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

•
Operating Cash Flow and Cash Management.   Our operations provided $3.0 million of cash during the first six months of fiscal 2013.  Our operations used $3.2 million of cash during the first six months of fiscal 2012.    Cash used for inventory was $14.3 million and decreased accounts receivable provided cash of $9.5 million during fiscal 2013.  We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding.  The Company reported $6.4 million of capital expenditures during the second quarter of fiscal 2013. The Company intends to utilize operating cash flow and existing credit lines in order to accommodate working capital and capital expenditure requirements for the remainder of fiscal 2013.

•
Foreign Currency Volatility.  During the first six months of fiscal 2013, the HUF strengthened against the U.S. dollar by 2.5% from the first six months of fiscal 2012 and the Mexican Peso strengthened against the U.S. dollar by 3.9% from the first six months of fiscal 2012. This resulted in lower processing costs in the respective countries. In the second quarter of fiscal 2013, the Euro strengthened against the U.S. dollar by 1.8% from the first quarter of fiscal 2013 resulting in increased revenue and some increased costs. The Company’s financial statements will continue to be impacted by foreign currency volatility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

The Company's sales decreased 29.2%, or $13.7 million, to $33.3 million in the second quarter of fiscal 2013 from $47.0 million in the second quarter of fiscal 2012.  During the second quarter of fiscal 2013, volume of product shipments decreased 28.1% compared to the second quarter of 2012, which accounted for a decrease in revenue of approximately $13.0 million. Carbon fiber sales decreased 33.7%, or $12.7 million, to $25.2 million in the second quarter of fiscal 2013 from $37.9 million in the second quarter of fiscal 2012 due to decreased shipments to wind customers. Wind energy demand was adversely affected by the expiration of tax credits in the United States as of December 31, 2012, and by weakened demand in Europe and Asia.  Although the United States tax credits were renewed in January 2013, there is a substantial lead time in planning, financing and constructing the wind generation capacity expansion encouraged by the applicable tax credits. Technical fiber sales decreased 9.2%, or $0.8 million, to $7.7 million in the second quarter of fiscal 2013 from $8.5 million in the second quarter of fiscal 2012 due to decreased shipments to aircraft brake customers.

The Company's cost of sales decreased by 27.1%, or $9.7 million, to $26.3 million in the second quarter of fiscal 2013 from $36.0 million in the second quarter of fiscal 2012. The decrease in cost of sales reflected decreased sales of 29.2% discussed above and decreased raw material costs.  Costs of our primary raw material, ACN, decreased by approximately 7.5% from the second quarter of fiscal 2012. Carbon fiber cost of sales decreased by 29.2%, or $8.8 million, to $21.3 million for the second quarter of fiscal 2013 from $30.1 million for the second quarter of fiscal 2012. The decrease in carbon fiber cost of sales reflected decreased sales of 33.7% as discussed above and decreased raw material costs as lower cost ACN was used. Technical fiber cost of sales decreased by 15.7% or $0.9 million, to $4.5 million for the second quarter of fiscal 2013 from $5.4 million for the second quarter of fiscal 2012 as a result of decreased sales of 9.2% as discussed above and lower cost ACN.

The Company's gross profit decreased by $4.0 million, to $7.0 million, or 21.1% of sales in the second quarter of fiscal 2013 from $11.0 million, or 23.3% of sales in the second quarter of fiscal 2012. Carbon fiber gross profit percentage decreased to 15.3% for the second quarter of fiscal 2013 compared to 20.7% for the second quarter of fiscal 2012. Carbon fiber gross profit decreased to $3.9 million from $7.9 million during these respective periods. The decreases in carbon fiber gross profit and gross profit margin resulted primarily from decreased production levels associated with decreased sales of 33.7% as discussed above partially offset by lower cost ACN. Technical fiber gross profit increased to $3.2 million, or 41.1% of sales, in the second quarter of fiscal 2013 from $3.1 million, or 36.6% of sales, in the second quarter of fiscal 2012. The increases in technical fiber gross profit and margin resulted from improved efficiencies in our operations and lower cost ACN.

Application and market development costs were $2.2 million for the second quarter of fiscal 2013 and $1.9 million for the second quarter of fiscal 2012. These costs included product development efforts, product trials and sales and product development personnel and related travel.  Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses decreased to $3.1 million in the second quarter of fiscal 2013 compared to $3.3 million in the second quarter of fiscal 2012. The Company recorded $0.1 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the second quarter of fiscal 2013, a decrease of $0.6 million from the expense of $0.7 million in the second quarter of fiscal 2012.

Operating income from the second quarter of fiscal 2013 was $1.7 million, a decline from operating income of $5.7 million reported during the second quarter of fiscal 2012. This decrease resulted primarily from a decrease in gross profit of $4.0 million, as discussed above.  Carbon fiber operating income decreased to $2.0 million in the second quarter of fiscal 2013 from income of $6.1 million in the second quarter of fiscal 2012. The decrease resulted from a decrease in gross profit as discussed above.  Operating income from technical fibers increased to $3.0 million in the second quarter of fiscal 2013 from $2.8 million in the second quarter of fiscal 2012. The increase in technical fiber operating income resulted primarily from the increase in gross profit described above.

Gain on foreign currency translations was $1.7 million for the second quarter of fiscal 2013, compared to a loss of $1.9 million for the second quarter of fiscal 2012. During the three months ended March 31, 2013, the Euro and the U.S. dollar strengthened in value against the HUF compared to the three months ended March 31, 2012 when the Euro and U.S. dollar weakened in value against the HUF.  As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the strengthening in value of the Euro and U.S. dollar resulted in a gain recognized in our Hungarian subsidiary.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was income of less than $0.1 million in the second quarter of fiscal 2013 compared to an expense of less than $0.1 million in the second quarter of fiscal 2012. Other expense, net consists primarily of gains and losses from the disposal of fixed assets.

Income tax expense was a benefit of less than $0.1 million for the second quarter of fiscal 2013 and $0.3 million of expense for the second quarter of fiscal 2012.  An expense of $0.3 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  Our utilization of tax loss carryforwards  in Hungary is limited to only 50% of taxable income in fiscal 2013 and beyond.  The Company recognized a benefit of $0.3 million in Hungarian federal income tax.  Our intercompany loan generated tax losses due to the weakening of the HUF.  During the second quarter of fiscal 2012, $0.3 million of expense related to the local Hungarian municipality tax and less than $0.1 million of expense was recorded related to U.S. and Mexico minimum tax payments.

The foregoing resulted in net income of $3.3 million for the second quarter of fiscal 2013 compared to net income of $3.3 million for the second quarter of fiscal 2012. Similarly, the Company reported income of $0.09 per share on a basic and diluted basis for the second quarter of fiscal 2013 and 2012.  The weighted average basic common shares outstanding were 34.4 million for the second quarters of both fiscal 2013 and 2012.  The weighted average diluted common shares outstanding were 34.5 million and 34.4 million for the second quarters of fiscal 2013 and 2012, respectively.

SIX MONTHS ENDED MARCH 31, 2013 COMPARED TO SIX MONTHS ENDED MARCH 31, 2012

The Company's sales decreased 26.4%, or $24.9 million, to $69.2 million in the first six months of fiscal 2013 from $94.1 million in the first six months of fiscal 2012.During the first six months of fiscal 2013, volume of product shipments decreased 26.0% compared to the first six months of 2012, which accounted for a decrease in revenue of approximately $23.4 million. Carbon fiber sales decreased 28.8%, or $21.7 million, to $53.9 million in the first six months of fiscal 2013 from $75.6 million in the first six months of fiscal 2012 due to decreased shipments to wind customers. Technical fiber sales decreased 17.5%, or $3.0 million, to $14.3 million in the first six months of fiscal 2012 from $17.3 million in the first six months of fiscal 2012 due to decreased shipments to aircraft brake customers.

The Company's cost of sales decreased by 24.1%, or $16.8 million, to $53.1 million in the first six months of fiscal 2013 from $69.9 million in the first six months of fiscal 2012. The decrease in cost of sales reflected decreased sales of 26.4% discussed above and decreased raw material costs.  Costs of our primary raw material, ACN, decreased by approximately 5.4% from the first six months of fiscal 2012.  Carbon fiber cost of sales decreased by 24.7%, or $14.3 million, to $43.5 million for the first six months of fiscal 2013 from $57.8 million for the first six months of fiscal 2012. The decrease in carbon fiber cost of sales reflected decreased sales of 28.8% as discussed above and decreased raw material costs as lower cost ACN was used. Technical fiber cost of sales decreased 21.9% or $2.4 million, to $8.7 million for the first six months of fiscal 2013 from $11.1 million for the first six months of fiscal 2012 as a result of decreased sales of 17.5% as discussed above and lower cost ACN.

The Company's gross profit decreased by $8.0 million, to $16.1 million, or 23.3% of sales in the first six months of fiscal 2013 from $24.1 million, or 25.7% of sales in the first six months of fiscal 2012. Carbon fiber gross profit percentage decreased to 19.3% for the first six months of fiscal 2013 compared to 23.6% for the first six months of fiscal 2012. Carbon fiber gross profit decreased to $10.4 million from $17.9 million during these respective periods. The decreases in carbon fiber gross profit and gross profit percentage resulted primarily from decreased production levels associated with decreased sales of 28.8% as discussed above partially offset by lower cost ACN. Technical fiber gross profit decreased to $5.6 million, or 39.3% of sales, in the first six months of fiscal 2013 from $6.2 million, or 35.9% of sales, in the first six months of fiscal 2012. The decrease in technical fiber gross profit resulted primarily from decreased sales of 17.5% as discussed above. The increase in technical fiber gross margin resulted from improved efficiencies in our operations and lower cost ACN.

Application and market development costs were $4.3 million for the first six months of fiscal 2013 and $3.6 million for the first six months of fiscal 2012. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $6.5 million in the first six months of fiscal 2013 and $6.6 million the first six months of fiscal 2012. The Company recorded $0.3 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the first six months of fiscal 2013, a decrease of $0.4 million from the expense of $0.7 million recorded during the first six months of fiscal 2012.

               Operating income from the first six months of fiscal 2013 was $5.4 million, a decline from operating income of $13.9 million during the first six months of fiscal 2012. This decrease resulted primarily from a decrease in gross profit of $8.0 million and an increase in research and development expenses of $0.7 million. Carbon fiber operating income decreased to $6.5 million in the first six months of fiscal 2013 from income of $14.5 million in the first six months of fiscal 2012. The decrease resulted from a decrease in gross profit as discussed above.  Operating income from technical fibers decreased to $5.4 million in the first six months of fiscal 2013 from $5.5 million in the first six months of fiscal 2012. The decrease in technical fiber operating income resulted from the decrease in gross profit described above.

                Gain on foreign currency translations was $1.6 million for the first six months of fiscal 2013, compared to a gain of $0.3 million for the first six months of fiscal 2012. During the first six months of fiscal 2013, the Euro and the U.S. dollar strengthened in value against the HUF compared to the first six months of fiscal 2012 when the Euro strengthened in value and the U.S. dollar weakened in value against the HUF.  As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the strengthening in value of the Euro and U.S. dollar resulted in a gain recognized in our Hungarian subsidiary.  The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was income of $0.1 million in the first six months of fiscal 2013 compared to an expense $0.2 million in the first six months of fiscal 2012. Other expense, net consists primarily of gains and losses from the disposal of fixed assets.

Income tax expense was $0.5 million for the first six months of fiscal 2013 compared to an expense of $0.7 million for the first six months of fiscal 2012.  An expense of $0.4 million was incurred related to the local Hungarian municipality tax and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first six months of fiscal 2012, an expense of $0.7 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.

The foregoing resulted in net income of $6.3 million for the first six months of fiscal 2013 compared to an income of $13.0 million for first six months of fiscal 2012. Similarly, the Company reported income per share of $0.18 and $0.38 on a basic and diluted basis for the first six months of fiscal 2013 and 2012, respectively.  The weighted average basic and dilutive common shares outstanding were 34.4 million for both the first six months of fiscal 2013 and 2012.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and anticipated credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2013.

     Cash Provided By (Used In) Continuing Operating Activities

Operating activities provided $3.0 million of cash for the first six months of fiscal 2013. The change in inventory levels used $14.3 million of cash during the first six months of fiscal 2013. The Company continues its efforts to increase sales and expects over time, to reduce production levels to better match sales levels, if necessary.  Cash flows were positively affected by depreciation of $9.2 million for the first six months of fiscal 2013, which was included in the operating income of $5.4 million. Accounts receivables decreased by $9.5 million during the first six months of fiscal 2013 reflecting decreased sales. Payables and accrued expenses increased by $5.9 million.

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

Cash Used In Investing Activities

Net cash used in investing activities for the first six months of fiscal 2013 was $6.4 million, which primarily consisted of capital expenditures on existing production lines and new equipment.  The change in property and equipment, net was primarily impacted by $6.4 million of capital expenditures and depreciation expense of $9.2 million.

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

     Cash Used In Financing Activities

Net cash used by financing activities was $0.8 million for the first six months of fiscal 2013 resulting primarily from repayment of our notes payable.

Net cash provided by financing activities was $1.4 million for the first six months of fiscal 2012.  During the second quarter of fiscal 2012, the Company entered into a $10 million term loan secured by the Company’s facilities in the St. Louis, Missouri area.   The Company utilized the proceeds of the loan to repay all outstanding balances under the Company's previous revolving credit facility and for other general corporate purposes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. dollars, respectively, at the exchange rates in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses.  The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The HUF weakened by 7.3% against the U.S. dollar during the first six months of fiscal 2013. This currency fluctuation caused an increase of $11.4 million in our accumulated other comprehensive loss for the six months ended March 31, 2013.

The functional currency of Zoltek de Mexico is the U.S. dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of March 31, 2013, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in U.S. dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the U.S. dollar at March 31, 2013 and 2012 amounted to $10.8 million and $10.8 million, respectively.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.  In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

  As of March 31, 2013, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at March 31, 2013 because Zoltek de Mexico’s functional currency is the U.S. dollar.  The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  As of March 31, 2013, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

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

                 The forward-looking statements contained in this report are inherently subject to risks and uncertainties.  The Company’s actual results could differ materially from those in the forward-looking statements.  The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers, including our principal customer Vestas Wind Systems; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis; (4) successfully add new planned capacity for the production of carbon fiber, prepregs and precursor raw materials and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; (14) establish and grow prepreg capacity; (15) speed development of low-cost carbon fiber sheet molding compounds for the automotive industry pursuant to our global collaborative partnership with Magna Exteriors and Interiors; (16) resolve possible disputes with  a group of shareholders that filed a Schedule 13D reporting beneficial ownership of an aggregate of approximately 10.1% of our outstanding common stock, including the group’s request for a special shareholders meeting to remove the current Board of Directors and elect new directors; (17) successfully pursue the announced process for exploring strategic alternatives to maximize shareholder value; and (18) manage the risks identified under "Risk Factors" in our filings with the SEC.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2013, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ZOLTEK COMPANIES, INC.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings.

None.

Item 1a.                 Risk Factors

Our business could be negatively affected as a result of the actions of activist shareholders.

On March 4, 2013, we received a request for a special meeting of shareholders from a group of shareholders led by Quinpario Partners, LLC and Jeffry N. Quinn. The shareholder group also filed a Schedule 13D reporting beneficial ownership of an aggregate of approximately 10.1% of our outstanding common stock. The request for special meeting, as revised and supplemented by the shareholder group in three subsequent submissions to us, seeks removal of the six current members of the Board of Directors without cause and election of a new slate of up to five individuals nominated by the shareholder group. We previously advised this shareholder group that their request was deficient in several material respects and that the Company does not intend to call the special meeting requested by the shareholder group.  If a special meeting is called and a proxy contest results, our business could be adversely affected because:

•
responding to proxy contests and other actions by activist shareholders can be costly and time-consuming and disruptive of our operations and could divert the time attention of management and our employees away from our business operations;

•
perceived uncertainties as to our future direction may result in the loss of business opportunities, and may make it more difficult to develop and maintain customer relationships and recruit and continue to employ qualified personnel; and

•
if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our business strategy and create additional value for our shareholders.

These actions also could cause our stock price to experience periods of volatility.

The results and impact of our announcement that we are exploring strategic alternatives cannot be determined.

On April 2, 2013, our Board of Directors announced that it has commenced a process to explore strategic alternatives to maximize shareholder value.  There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction or that a transaction, if pursued, will be completed.  In addition, this process may distract the attention of our Board of Directors and management from our business, cause us to incur significant expenses pursuing one or more transactions unsuccessfully or impair our relationships with customers, suppliers and employees.  If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.  In addition, the market price of our stock may be volatile as we consider strategic alternatives, and volatility may persist or be increased if and when a decision as to whether or not to pursue a particular alternative is announced.

Item 6.                     Exhibits.

See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc. (Registrant)

Date: May 10, 2013	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ ANDREW W. WHIPPLE
Andrew W. Whipple
Chief Financial Officer
(Principal Financial Officer)

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