Form 10-K/A
period 2012-09-30
ZOLTEK COMPANIES INC
filed 2013-07-02
CIK 890923

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes☑ No☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐.

Indicate by check mark whether the registrant is a large accelerated filer, an “accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer☐	Accelerated Filer☑	Non-Accelerated Filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑.

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as originally filed on November 27, 2012 and amended on May 2, 2013 (the “Original Report”), and is being filed solely for the purpose of amending portions of Part IV, Item 15 “Exhibits, Financial Statement Schedules” to replace Exhibit 10.8 to the Original Report.

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

Date: July 1, 2013

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

10.3

Amended Credit Facility Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies, Inc., filed as Exhibit 10.2 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

10.4

Zoltek Companies, Inc. 2003 Long-Term Equity Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

10.5

Restated and Amended Uncommitted Credit Line Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies, Inc., filed as Exhibit 10.3 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

10.6	Zoltek Companies, Inc. 2008 Director Incentive Plan, filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*

10.7	Zoltek Companies, Inc. 2008 Long Term Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed on January 2, 2008 and incorporated herein by this reference.*

10.8	Purchase Agreement dated as of January 1, 2012, between Vestas Blades A/S and Zoltek Companies, Inc., is filed herewith.***

10.9

Joint and Several Guarantee Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies, Inc., filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

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