Form 10-Q
period 2013-06-30
ZOLTEK COMPANIES INC
filed 2013-08-09
CIK 890923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q

(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2013

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

Yes __ No x

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of August 9th, 2013, 34,390,922 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets – June 30, 2013 and September 30, 2012
Consolidated Statements of Operations – Three Months and Nine Months Ended June 30, 2013 and 2012
Consolidated Statements of Comprehensive Income – Three Months and Nine Months Ended June 30, 2013 and 2012
Consolidated Statement of Changes in Shareholders’ Equity – Nine Months Ended June 30, 2013
Consolidated Statements of Cash Flows –Nine Months Ended June 30, 2013 and 2012
Notes to Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLTEK COMPANIES, INC.

CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)

	(Unaudited)
	June 30,	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$24,004	$29,935
Accounts receivable, less allowance for doubtful accounts of $161 and $223	24,447	35,918
Inventories, net	81,108	67,942
VAT Receivable	4,722	6,190
Other current assets	3,154	2,617
Total current assets	137,435	142,602
Property and equipment, net	209,715	215,650
Other assets	448	436
Total assets	$347,598	$358,688

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$4,216	$4,161
Trade accounts payable	5,118	12,473
Accrued expenses and other liabilities	6,179	8,687
Construction payables	1,963	1,784
Total current liabilities	17,476	27,105
Long-term debt	19,205	22,978
Hungarian grant - allowance against future depreciation	6,151	6,777
Deferred tax liabilties	484	473
Liabilities carried at fair value	100	384
Total liabilities	43,416	57,717
Commitments and contingencies (See Note 7)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,387,635 and 34,355,192 shares issued and outstanding at June 30, 2013 and September 30, 2012	344	344
Additional paid-in capital	482,382	481,743
Accumulated other comprehensive loss	(48,641)	(45,827)
Accumulated deficit	(129,903)	(135,289)
Total shareholders' equity	304,182	300,971
Total liabilities and shareholders' equity	$347,598	$358,688

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Net sales	$30,310	$48,078	$99,493	$142,138
Cost of sales	24,108	36,800	77,182	106,714
Gross profit	6,202	11,278	22,311	35,424
Application and development costs	1,709	1,708	5,999	5,331
Selling, general and administrative expenses	3,495	3,168	9,964	9,771
Operating income	998	6,402	6,348	20,322
Other (expense) income:
Interest expense, net	(128)	(146)	(400)	(196)
(Loss) gain on foreign currency transactions	(1,186)	(29)	454	282
Other (expense) income, net	(25)	(577)	85	(807)
Gain on liabilities carried at fair value	-	243	-	73
(Loss) income from operations before income taxes	(341)	5,893	6,487	19,674
Income tax expense	556	327	1,101	1,067

Net (loss) income	$(897)	$5,566	$5,386	$18,607

Basic (loss) income per share	$(0.03)	$0.16	$0.16	$0.54
Diluted (loss) income per share	$(0.03)	$0.16	$0.16	$0.54

Weighted average common shares outstanding – basic	34,384,691	34,355,192	34,369,334	34,359,433
Weighted average common shares outstanding – diluted	34,752,125	34,413,680	34,533,257	34,413,907

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(897)	$5,566	$5,386	$18,607
Foreign currency translation adjustment	8,299	(7,325)	(3,098)	(11,043)
Change in unrealized fair value of cash flow hedge, net of tax of $0	217	(348)	284	(348)

Comprehensive income (loss)	$7,619	$(2,107)	$2,572	$7,216

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
Balance, September 30, 2012	$300,971	$344	$481,743	$(45,827)	$(135,289)

Comprehensive income (loss)	2,572			(2,814)	5,386
Stock option expense	346		346
Vesting of restricted stock	79		79
Exercise of stock options	213		213
Difference between compensation and change in liability for restricted stock awards	1		1

Balance, June 30, 2013	$304,182	$344	$482,382	$(48,641)	$(129,903)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,386	$18,607
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	13,770	13,309
Amortization of financing fees and debt discount	62	11
Deferred taxes	11	-
Loss on liabilities carried at fair value	-	(73)
Foreign currency transaction gain	(81)	(379)
Stock compensation expense	353	799
Loss on disposal of assets	-	646
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,203	(8,772)
Increase in inventories	(14,030)	(16,392)
Increase in other current assets and other assets	760	2,143
Decrease in trade accounts payable	(7,274)	(1,864)
(Decrease) increase in accrued expenses and other liabilities	(2,612)	215
Net cash provided by operations	7,548	8,250
Cash flows from investing activities:
Purchases of property and equipment	(9,604)	(18,010)
Increase in construction payables	179	969
Net cash used in investing activities	(9,425)	(17,041)
Cash flows from financing activities:
Payment of financing fees	-	(269)
Proceeds from exercise of stock options	213	4
Repayment of credit lines	-	(5,050)
Borrowings of notes payable	-	26,524
Repayment of notes payable	(3,441)	-
Cash settlement of restricted shares	-	(114)
Net cash (used in) provided by financing activities	(3,228)	21,095
Effect of exchange rate changes on cash and cash equivalents	(826)	(243)
Net (decrease) increase in cash and cash equivalents	(5,931)	12,061
Cash and cash equivalents at beginning of period	29,935	16,980
Cash and cash equivalents at end of period	$24,004	$29,041

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

Certain amounts have been reclassified to conform to the current year or quarter presentation.

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

2.     INVENTORIES

               Inventories, net of reserves, consist of the following (in thousands):

	June 30,	September 30,
	2013	2012
Raw materials	$5,164	$8,631
Work-in-process	17,566	15,192
Finished goods	55,132	40,787
Consigned inventory	2,890	2,896
Supplies and other	356	436
	$81,108	$67,942

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.8 million and $0.4 million as of June 30, 2013 and September 30, 2012, respectively, to reduce the carrying value of inventories to a net realizable value.

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

Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of June 30, 2013 and September 30, 2012, and for the three and nine months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30, 2013
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$21,632	$8,316	$362	$30,310
Cost of sales	17,820	6,124	164	24,108
Gross profit	3,812	2,192	198	6,202
Operating income (loss)	2,067	2,066	(3,135)	998
Depreciation	3,431	456	715	4,602
Capital expenditures	1,029	916	1,228	3,173

	Three months ended June 30, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$39,576	$7,854	$648	$48,078
Cost of sales	31,373	4,797	630	36,800
Gross profit	8,203	3,057	18	11,278
Operating income (loss)	6,754	2,780	(3,132)	6,402
Depreciation	3,988	334	136	4,458
Capital expenditures	2,650	880	2,253	5,783

	Nine months ended June 30, 2013
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$75,497	$22,602	$1,394	$99,493
Cost of sales	61,295	14,796	1,091	77,182
Gross profit	14,202	7,806	303	22,311
Operating income (loss)	8,612	7,418	(9,682)	6,348
Depreciation	11,614	1,164	992	13,770
Capital expenditures	3,318	3,993	2,293	9,604

	Nine months ended June 30, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$115,199	$25,168	$1,771	$142,138
Cost of sales	89,118	15,902	1,694	106,714
Gross profit	26,081	9,266	77	35,424
Operating income (loss)	21,217	8,306	(9,201)	20,322
Depreciation	11,933	995	381	13,309
Capital expenditures	14,163	1,131	2,716	18,010

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
June 30, 2013	$295,383	$35,930	$16,285	$347,598
September 30, 2012	$301,440	$31,597	$25,651	$358,688

4.     EARNINGS PER SHARE

In accordance with Accounting Standards Codification (“ASC”) 260, the Company has evaluated its diluted income per share calculation. The Company had outstanding stock compensation at June 30, 2013 and outstanding warrants and stock compensation at June 30, 2012 which were not included in the determination of diluted income per share because these shares were anti-dilutive.

The following is the diluted impact of the stock options on net income (loss) per share for the three and nine months ended June 30, 2013 and 2012, respectively, (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Numerators:
Net (loss) income	$(897)	$5,566	$5,386	$18,607

Denominators:
Average shares outstanding – basic	34,385	34,355	34,369	34,359
Impact of stock options	367	59	164	55
Average shares outstanding – diluted	34,752	34,414	34,533	34,414

Basic (loss) income per share	$(0.03)	$0.16	$0.16	$0.54
Diluted (loss) income per share	$(0.03)	$0.16	$0.16	$0.54

5.     FINANCING TRANSACTIONS

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the June 30, 2013 exchange rate, is approximately $12.8 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of June 30, 2012, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF ($11.5 million) in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

The Company may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2013 to October 2018. As of June 30, 2013, the Hungarian subsidiary had fewer than 800 employees. Although there can be no assurance, the Company anticipates it will comply with the requirements of the grant agreement when the measurement period begins. The Company is currently evaluating several alternatives to satisfy these covenants. If Zoltek Zrt. is unable to comply with them or obtain an amendment of the requirements, it would be required to pay back all or a portion of the grant funds, which could have a material adverse effect on our future revenues and business, results of operations, financial condition and cash flow.

Financing Activity

Hungarian Financing

On June 15, 2012, Zoltek Zrt. completed an amended credit facility with Raiffeisen Bank Zrt. (the “Lender”) pursuant to which Zoltek Zrt. and the Lender entered into a Credit Facility Agreement, dated as of June 1, 2012, and a Restated and Amended Uncommitted Credit Line Agreement, dated as of June 1, 2012. Under the credit facility, the Lender agreed to provide Zoltek Zrt.: (1) a term facility in the maximum amount of 13.6 million EUR ($17.7 million at the June 30, 2013 exchange rate) (the “Term Facility”); and (2) a multicurrency revolving credit facility in the amount of up to 1.12 billion HUF ($5.0 million at the June 30, 2013 exchange rate) (the “Revolving Facility”).

The Term Facility is a five-year term loan and bears interest at 4.17% per annum. Principal under the Term Facility is payable semi-annually in equal installments. The Revolving Facility is a revolving credit facility that expires on May 30, 2014 and has a total commitment of 1.12 billion HUF subject to a borrowing base. In addition to the Term Facility and the Revolving Facility, Zoltek Zrt. has obtained from the Lender a bank guaranty in the amount of HUF 3.48 billion ($15.4 million at the June 30, 2013 exchange rate) as required by the Hungarian government grant. The obligations of Zoltek Zrt. under this credit facility are guaranteed by the Company.

This credit facility contains representations and warranties, and a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, in addition to other covenants. Zoltek Zrt. was in compliance with all covenants as of June 30, 2013. Zoltek Zrt. had previously maintained a credit facility with the Lender, which expired May 30, 2012 and the facility was replaced with the new facility. As of June 30, 2013, the Company had borrowed $14.2 million under this new credit facility.

U.S. Financing

On March 30, 2012, Zoltek Companies, Inc. entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area. The Enterprise Loan is a seven-year term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at an annual rate equal to one-month LIBOR plus 3%. The Company contemporaneously entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The loan agreement contains representations and warranties, and a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, in addition to other covenants. The Company was in compliance with all covenants as of June 30, 2013. As of June 30, 2013, the principal balance of this term loan was $9.2 million.

The Company primarily utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's former revolving credit facility with its former U.S. bank; the refinanced borrowings had been incurred in connection with the purchase of our St. Peters, Missouri plant.

On April 27, 2012, the Company entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with annual interest based on LIBOR plus 2.5%, adjusted monthly. The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015. The Company was in compliance with all covenants as of June 30, 2013. As of June 30, 2013, the Company had no borrowings under this revolving credit agreement.

The Company had no borrowings under credit lines as of both June 30, 2013 and September 30, 2012. The Company’s long-term debt consists of the following (amounts in thousands):

	June 30, 2013	September 30, 2012

US term loan	$9,222	$9,667
Hungarian term facility	14,199	17,472
Total long-term debt including current maturities	$23,421	$27,139
Less: amounts payable within one year	(4,216)	(4,161)
Total long-term debt, less current maturities	$19,205	$22,978

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

Stock option awards

During fiscal 2012 the Company awarded performance-based stock options with separate performance conditions in fiscal years 2012, 2013, and 2014, to named executive officers and other key employees. The Company recognizes compensation expense related to each separate service period during the respective period. As of June 30, 2013 the maximum number of performance-based options available to vest subject to certain operating performance targets is 685,000. During fiscal 2013, the Company granted stock options to purchase a total of 30,000 shares of common stock with a vesting period of one to two years to certain key employees. Additionally, the Company granted stock options to purchase a total of 37,500 shares of common stock to our directors which vested immediately at time of grant.

The following table summarizes information for options currently outstanding and exercisable at June 30, 2013:

			Options Outstanding
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	879,989	7	$5.71	$6,334,621
7.09	-	8.60	172,675	6	7.95	857,005
11.94	-	24.12	115,000	4	15.40	36,375
	31.07		45,000	4	31.07	-
$5.47	-	31.07	1,212,664			$7,228,001

			Options Exercisable
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	224,989	6	$5.69	$1,625,171
7.09	-	8.60	105,175	3	7.99	517,430
11.94	-	24.12	115,000	3	15.40	36,375
	31.07		45,000	4	31.07	-
$5.47	-	31.07	490,164			$2,178,976

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

Restricted stock awards

Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. In accordance with ASC 718, the Company determined its practice of settling vested restricted shares in cash resulted in a modification in fiscal 2010 from equity to liability accounting for the remaining unvested restricted shares. The fair value of the modified liability award is measured each reporting date through settlement and any adjustments to increase or decrease the liability are recorded either as compensation cost or a charge to equity. During the first quarter of fiscal 2013, 15,000 shares of restricted stock vested. As of June 30, 2013, there were no restricted shares outstanding.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was $0.1 million and $0.4 million for the three and nine months ended June 30, 2013, and $0.1 million and $0.8 million for the three and nine months ended June 30, 2012. There were no recognized tax benefits during the three and nine months ended June 30, 2013 or 2012, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The number of options included in the calculation of expense associated with performance-based shares is based on the Company’s assessment of the probability of achieving expected targets.

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

In the three months ended June 30, 2013 and 2012, the Company reported aggregate sales of $12.6 million and $24.1 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer. In the nine months ended June 30, 2013 and 2012, the Company reported aggregate sales of $43.4 million and $64.1 million, respectively, to Vestas Wind Systems.

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

As of June 30, 2013, we had uncertain tax positions which may change as a result of the outcomes of audits. The Company tracks uncertain tax positions under the guidance of ASC 740-10. Income tax expense was $0.6 million and $1.1 million for the three and nine months ended June 30, 2013, respectively, compared to an expense of $0.3 million and $1.1 million for the three and nine months ended June 30, 2012, respectively. During the first nine months of fiscal 2013, the Company recognized expense of $0.8 million related to the local Hungarian municipality tax, $0.2 million was incurred related to Hungarian federal tax and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  Our utilization of tax loss carryforwards for federal tax in Hungary is limited to only 50% of taxable income in fiscal 2013 and beyond. During the first nine months of fiscal 2012, an expense of $1.0 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.

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

The fair value of the warrants, restricted shares and swap as of June 30, 2013 and September 30, 2012, was as follows (amounts in thousands, except per share amounts):

Description	Wtd. Avg Fair Value Per Share	Shares Issuable Upon Exercise	Total	Level 1	Level 2	Level 3

Warrants -- December 2006 Issuance
As of June 30, 2013	-	-	-	-	-	-
As of September 30, 2012	-	827,789	-	-	-	-

Restricted Shares
As of June 30, 2013	-	-	-	-	-	-
As of September 30, 2012	$7.33	15,000	$110	-	-	$110

Interest Rate Swap
As of June 30, 2013			$100	-	$100	-
As of September 30, 2012			384	-	384	-

During the first quarter of fiscal 2013, warrants to purchase 827,789 shares expired. The restricted shares balance increased by less than $0.1 million related to an increase in fair value which was offset by the settlement of $0.1 million (15,000 shares) that vested during the quarter. There was no balance outstanding at June 30, 2013, as compared to a $0.1 million balance at September 30, 2012. There were no shares of restricted stock outstanding as of June 30, 2013.

Derivatives designated as hedging instruments	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss

Interest Rate Swap

Three months ended June 30, 2013	$217
Three months ended June 30, 2012	$(348)

We did not record any ineffectiveness in earnings related to the interest rate swap for the three months ended June 30, 2013 and 2012. As of June 30, 2013, no deferred gains or losses are expected to be reclassified into earnings as interest expense related to the interest rate swap over the next twelve months as we expect the hedging relationship will remain unchanged.

10.     FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statement of operations was translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transaction of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF weakened by 2.0% against the U.S. dollar during the first nine months of fiscal 2013. This currency fluctuation caused an increase of $3.1 million in our accumulated other comprehensive loss for the nine months ended June 30, 2013.

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

During 2006, we began our transformation from primarily a development business to an operational phase and continued our expansion plans that were first announced in 2005. Also during 2006, the demand from commercial carbon fibers continued to increase substantially and the aerospace and commercial applications diverged. We believe this divergence will persist over a long period and validates our commercialization strategy.

Zoltek’s mission to commercialize carbon fibers has proven successful over the past several years, but the development of large volume applications has been constrained because converting commercial carbon fibers to a finished product depends heavily on a fragmented and inefficient supply chain. Consequently, we are taking steps to accelerate the commercialization process. We design new equipment and develop new processing methods to support the commercialization strategy. The goal is to develop higher-throughput, lower-cost conversion methods designed to consolidate the supply chain and open new applications. These value-added, or “composite intermediate” products and processes, are being coordinated by Zoltek’s research and development (R&D) group.

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

As a part of this effort, in March 2012, Zoltek announced its collaboration with Magna Exteriors and Interiors, an operating unit of Magna International, Inc., to develop carbon fiber sheet molding compounds for the automotive industry. Magna Incorporated, based in Aurora, Ontario, Canada, is the largest automotive parts manufacturer in North America. The newly developed carbon fiber sheet molding compound combines Zoltek’s Panex 35® commercial carbon fiber with Magna’s EpicBlendSMC™ sheet molding compound formulations. The new material allows Magna to offer an expanded range of lightweight parts and sub-systems for automotive, commercial truck and other markets. Magna Exteriors and Interiors markets the sheet molding compound directly to molders.

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

On April 2, 2013, Zoltek announced that its Board of Directors had commenced a process of exploring and evaluating strategic alternatives to maximize shareholder value, and that the Company had engaged J.P. Morgan Securities LLC as the Company’s financial advisor. However, there can be no assurance that that this review will result in the Company pursuing any transaction or that a transaction, if pursued, will be completed. The Company does not intend to announce further developments regarding the process until its Board of Directors either completes its review or enters into a definitive agreement for a possible transaction.

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

●

Business Development in Emerging Applications.  We have identified emerging applications for our products with high growth potential across a variety of industries and regions. In November 2011, we took a major step toward growing our carbon fiber prepreg capabilities by opening a new 135,000 square foot facility outside of St. Louis, Missouri. One of our goals is to leverage our leadership in commercial carbon fibers to become the leading provider of commercial carbon fiber prepreg in the global marketplace.  Our research and development center, to support our targeted applications with high volume manufacturing and processing technologies, is located at this new facility. We have also recently added pultrusion capacity and are now selling a line of pultrusion products.

●

Operating Cash Flow and Cash Management. Our operations provided $7.5 million of cash during the first nine months of fiscal 2013. Our operations provided $8.3 million of cash during the first nine months of fiscal 2012. Cash used for inventory was $14.0 million and decreased accounts receivable provided cash of $11.2 million during fiscal 2013. We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding. The Company reported $9.6 million of capital expenditures during the first nine months of fiscal 2013. The Company intends to utilize operating cash flow and existing credit lines in order to accommodate working capital and capital expenditure requirements for the remainder of fiscal 2013.

●

Foreign Currency Volatility. During the first nine months of fiscal 2013, the HUF strengthened against the U.S. dollar by 2.2% from the first nine months of fiscal 2012 and the Mexican Peso strengthened against the U.S. dollar by 5.2% from the first nine months of fiscal 2012. This resulted in higher processing costs in the respective countries. During the first nine months of fiscal 2013, the Euro strengthened against the U.S. dollar by 0.8% from the first nine months of fiscal 2012 resulting in increased revenue and some increased costs. The Company’s financial statements will continue to be impacted by foreign currency volatility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

The Company's sales decreased 37.0%, or $17.8 million, to $30.3 million in the third quarter of fiscal 2013 from $48.1 million in the third quarter of fiscal 2012. During the third quarter of fiscal 2013, volume of product shipments decreased 29.4% compared to the third quarter of 2012, which accounted for a decrease in revenue of approximately $15.4 million. Carbon fiber sales decreased 45.3%, or $18.0 million, to $21.6 million in the third quarter of fiscal 2013 from $39.6 million in the third quarter of fiscal 2012 due to decreased shipments to wind customers. Wind energy demand was adversely affected by the expiration of tax credits in the United States as of December 31, 2012, and by weakened demand in Europe and Asia. Although the United States tax credits were renewed in January 2013, there is a substantial lead time in planning, financing and constructing the wind generation capacity expansion encouraged by the applicable tax credits. Technical fiber sales increased 5.9%, or $0.4 million, to $8.3 million in the third quarter of fiscal 2013 from $7.9 million in the third quarter of fiscal 2012 due to increased shipments to aircraft brake customers.

The Company's cost of sales decreased by 34.5%, or $12.7 million, to $24.1 million in the third quarter of fiscal 2013 from $36.8 million in the third quarter of fiscal 2012. The decrease in cost of sales reflected decreased sales of 37.0% discussed above and decreased raw material costs. Costs of our primary raw material, ACN, decreased by approximately 10% from the third quarter of fiscal 2012. Carbon fiber cost of sales decreased by 43.2%, or $13.6 million, to $17.8 million for the third quarter of fiscal 2013 from $31.4 million for the third quarter of fiscal 2012. The decrease in carbon fiber cost of sales reflected decreased sales of 45.3% as discussed above. Technical fiber cost of sales increased by 27.7% or $1.3 million, to $6.1 million for the third quarter of fiscal 2013 from $4.8 million for the third quarter of fiscal 2012 as a result of increased sales of 5.9% as discussed above and increased inventory costs through reduced production levels.

The Company's gross profit decreased by $5.1 million, to $6.2 million, or 20.5% of sales in the third quarter of fiscal 2013 from $11.3 million, or 23.5% of sales in the third quarter of fiscal 2012. During the third quarter of fiscal 2013, available unused capacity costs increased to $3.0 million compared to the third quarter of fiscal 2012 when gross margin was negatively impacted by $0.7 million of available unused capacity costs. Carbon fiber gross profit percentage decreased to 17.6% for the third quarter of fiscal 2013 compared to 20.7% for the third quarter of fiscal 2012. Carbon fiber gross profit decreased to $3.8 million from $8.2 million during these respective periods. The decreases in carbon fiber gross profit and margin resulted primarily from decreased production levels associated with decreased sales of 45.3% as discussed above. Technical fiber gross profit decreased to $2.2 million, or 26.4% of sales, in the third quarter of fiscal 2013 from $3.1 million, or 38.9% of sales, in the third quarter of fiscal 2012. The decreases in technical fiber gross profit and margin resulted from increased inventory costs through reduced production levels.

Application and market development costs were $1.7 million for the third quarters of fiscal 2013 and fiscal 2012, respectively. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier, CNG, electrical transmission, consumer electronics and alternate energy technologies.

Selling, general and administrative expenses increased to $3.5 million in the third quarter of fiscal 2013 compared to $3.2 million in the third quarter of fiscal 2012. The Company recorded $0.1 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the third quarter of fiscal 2013 and fiscal 2012. The Company additionally recorded $0.2 million for the cost associated with our strategic alternative process during the third quarter of 2013.

Operating income from the third quarter of fiscal 2013 was $1.0 million, a decline from operating income of $6.4 million reported during the third quarter of fiscal 2012. Carbon fiber operating income decreased to $2.1 million in the third quarter of fiscal 2013 from income of $6.8 million in the third quarter of fiscal 2012. Operating income from technical fibers decreased to $2.1 million in the third quarter of fiscal 2013 from $2.8 million in the third quarter of fiscal 2012. The decrease in operating income resulted primarily from the decrease in gross profit described above.

Loss on foreign currency translations was $1.2 million for the third quarter of fiscal 2013, compared to a loss of $0.1 million for the third quarter of fiscal 2012. During the three months ended June 30, 2013, the Euro and the U.S. dollar weakened in value against the HUF as compared to the three months ended June 30, 2012 when the Euro and U.S. dollar also weakened in value against the HUF. As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the weakening in value of the Euro and U.S. dollar resulted in a loss recognized in our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was less than $0.1 million in the third quarter of fiscal 2013 compared to an expense of $0.6 million in the third quarter of fiscal 2012. Other expense, net consists primarily of gains and losses from the disposal of fixed assets.

              Income tax expense was $0.6 million for the third quarter of fiscal 2013 and $0.3 million of expense for the third quarter of fiscal 2012. An expense of $0.3 million was incurred related to the local Hungarian municipality tax, $0.2 million was incurred related to Hungarian federal taxes and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  Our utilization of tax loss carryforwards in Hungary is limited to only 50% of taxable income in fiscal 2013 and beyond. During the third quarter of fiscal 2012, $0.3 million of expense related to the local Hungarian municipality tax and less than $0.1 million of expense was recorded related to U.S. and Mexico minimum tax payments.

The foregoing resulted in a net loss of $0.9 million for the third quarter of fiscal 2013 compared to net income of $5.6 million for the third quarter of fiscal 2012. Similarly, the Company reported losses of $0.03 per share on a basic and diluted basis for the third quarter of fiscal 2013 and income of $0.16 per share on a basic and diluted basis for the third quarter of fiscal 2012. The weighted average basic common shares outstanding were 34.4 million for the third quarters of both fiscal 2013 and 2012. The weighted average diluted common shares outstanding were 34.8 million and 34.4 million for the third quarters of fiscal 2013 and 2012, respectively.

NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO NINE MONTHS ENDED JUNE 30, 2012

The Company's sales decreased 30.0%, or $42.6 million, to $99.5 million in the first nine months of fiscal 2013 from $142.1 million in the first nine months of fiscal 2012.  During the first nine months of fiscal 2013, volume of product shipments decreased 27.2% compared to the first nine months of 2012, which accounted for a decrease in revenue of approximately $38.8 million. Carbon fiber sales decreased 34.5%, or $39.7 million, to $74.5 million in the first nine months of fiscal 2013 from $115.2 million in the first nine months of fiscal 2012 due to decreased shipments to wind customers. Technical fiber sales decreased 10.2%, or $2.5 million, to $22.6 million in the first nine months of fiscal 2013 from $25.1 million in the first nine months of fiscal 2012 due to decreased shipments to aircraft brake customers in the first half of fiscal 2013.

The Company's cost of sales decreased by 27.7%, or $29.5 million, to $77.2 million in the first nine months of fiscal 2013 from $106.7 million in the first nine months of fiscal 2012. The decrease in cost of sales reflected decreased sales of 30.0% discussed above. Costs of our primary raw material, ACN, decreased by approximately 7.1% from the first nine months of fiscal 2012. Carbon fiber cost of sales decreased by 31.2%, or $27.8 million, to $61.3 million for the first nine months of fiscal 2013 from $89.1 million for the first nine months of fiscal 2012. The decrease in carbon fiber cost of sales reflected decreased sales of 34.5% as discussed above. Technical fiber cost of sales decreased 7.0% or $1.1 million, to $14.8 million for the first nine months of fiscal 2013 from $15.9 million for the first nine months of fiscal 2012 as a result of decreased sales of 10.2% as discussed above.

The Company's gross profit decreased by $13.1 million, to $22.3 million, or 22.4% of sales in the first nine months of fiscal 2013 from $35.4 million, or 24.9% of sales in the first nine months of fiscal 2012. During the first nine months of fiscal 2013, available unused capacity costs increased to $7.7 million compared to the first nine months of fiscal 2012 when gross margin was negatively impacted by $2.1 million of available unused capacity costs. Carbon fiber gross profit percentage decreased to 18.8% for the first nine months of fiscal 2013 compared to 22.6% for the first nine months of fiscal 2012. Carbon fiber gross profit decreased to $14.2 million from $26.1 million during these respective periods. Technical fiber gross profit decreased to $7.8 million, or 34.5% of sales, in the first nine months of fiscal 2013 from $9.3 million, or 36.8% of sales, in the first nine months of fiscal 2012. The decrease in gross profit and margin resulted primarily from decreased sales as discussed above.

Application and market development costs were $6.0 million for the first nine months of fiscal 2013 and $5.3 million for the first nine months of fiscal 2012. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies.

Selling, general and administrative expenses were $10.0 million in the first nine months of fiscal 2013 and $9.8 million the first nine months of fiscal 2012. The Company recorded $0.4 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the first nine months of fiscal 2013, a decrease of $0.4 million from the expense of $0.8 million recorded during the first nine months of fiscal 2012. The Company additionally recorded $0.2 million for the cost associated with our strategic alternative process during the first nine months of 2013.

               Operating income from the first nine months of fiscal 2013 was $6.3 million, a decline from operating income of $20.3 million during the first nine months of fiscal 2012. This decrease resulted primarily from a decrease in gross profit of $13.1 million and an increase in research and development expenses of $0.7 million. Carbon fiber operating income decreased to $8.6 million in the first nine months of fiscal 2013 from income of $21.2 million in the first nine months of fiscal 2012. The decrease resulted from a decrease in gross profit as discussed above. Operating income from technical fibers decreased to $7.4 million in the first nine months of fiscal 2013 from $8.3 million in the first nine months of fiscal 2012. The decrease in technical fiber operating income resulted from the decrease in gross profit described above.

                Gain on foreign currency translations was $0.5 million for the first nine months of fiscal 2013, compared to a gain of $0.3 million for the first nine months of fiscal 2012. During the first nine months of fiscal 2013, the Euro and the U.S. dollar strengthened in value against the HUF compared to the first nine months of fiscal 2012 when the Euro strengthened in value and the U.S. dollar weakened in value against the HUF. As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the strengthening in value of the Euro and U.S. dollar resulted in a gain recognized in our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other income, net, was $0.1 million for the first nine months of fiscal 2013 compared to an expense $0.8 million for the first nine months of fiscal 2012. Other expense, net consists primarily of gains and losses from the disposal of fixed assets.

Income tax expense was $1.1 million for the first nine months of fiscal 2013 compared to an expense of $1.1 million for the first nine months of fiscal 2012. An expense of $0.8 million was incurred related to the local Hungarian municipality tax. $0.2 million was incurred related to Hungarian federal taxes and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  During the first nine months of fiscal 2012, an expense of $1.0 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.

The foregoing resulted in net income of $5.4 million for the first nine months of fiscal 2013 compared to a net income of $18.6 million for first nine months of fiscal 2012. Similarly, the Company reported income per share of $0.16 and $0.54 on a basic and diluted basis for the first nine months of fiscal 2013 and 2012, respectively. The weighted average basic common shares outstanding were 34.4 million for both the first nine months of fiscal 2013 and 2012. The weighted average diluted common shares outstanding were 34.5 million and 34.4 million for the first nine months of fiscal 2013 and 2012, respectively.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and cash available from unused credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2013.

     Cash Provided By (Used In) Continuing Operating Activities

               Operating activities provided $7.5 million of cash for the first nine months of fiscal 2013. The change in inventory levels used $14.0 million of cash during the first nine months of fiscal 2013. The Company continues its efforts to increase sales and expects over time, to reduce production levels to better match sales levels, if necessary. Cash flows were positively affected by depreciation of $13.8 million for the first nine months of fiscal 2013, which was included in the operating income of $6.3 million. Accounts receivables decreased by $11.2 million during the first nine months of fiscal 2013 reflecting decreased sales. Payables and accrued expenses decreased by $9.9 million.

Operating activities provided $8.3 million of cash for the first nine months of fiscal 2012. Inventory levels used $16.4 million during the first nine months of fiscal 2012 in anticipation of increased sales levels, including increases in consigned inventory, which represents contractually required finished goods inventory levels for certain key customers. Cash flows were positively affected by depreciation of $13.3 million for the first nine months of fiscal 2012, which was included in the operating income of $20.3 million. Increased sales increased accounts receivables by $8.8 million during the first nine months of fiscal 2012.

Cash Used In Investing Activities

Net cash used in investing activities for the first nine months of fiscal 2013 was $9.4 million, which primarily consisted of capital expenditures for existing production lines and new equipment. The change in property and equipment, net was primarily impacted by $9.6 million of capital expenditures and depreciation expense of $13.8 million.

                Net cash used in investing activities for the first nine months of fiscal 2012 was $17.0 million, which primarily consisted of capital expenditures for existing production lines and new equipment. Approximately $8.8 million of the decline in property and equipment, net was caused by the decline in value of the HUF, which is the functional currency of our Hungarian operations. The change in property and equipment, net was also impacted by $18.0 million of capital expenditures and depreciation expense of $13.3 million. Capital expenditures included $6.8 million related to the purchase of the building in St. Peters, Missouri and the related move of our prepreg operations.

     Cash Used In Financing Activities

Net cash used by financing activities was $3.2 million for the first nine months of fiscal 2013 resulting primarily from repayment of our notes payable.

Net cash provided by financing activities was $21.1 million for the first nine months of fiscal 2012. During the third quarter of fiscal 2012, Zoltek Zrt. entered into a $17.1 million term loan secured by the Company’s facilities in Hungary, which loan is guaranteed by the Company. Zoltek Zrt. will utilize the proceeds of the loan to supplement working capital and other general corporate purposes. The Company also borrowed $10.0 million under its term loan, the proceeds of which were used to repay its former U.S. bank line of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints and Mexican Pesos to U.S. dollars, respectively, at the exchange rates in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses (income). The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The HUF weakened by 2.0% against the U.S. dollar during the first nine months of fiscal 2013. This currency fluctuation caused an increase of $3.1 million in our accumulated other comprehensive loss for the nine months ended June 30, 2013.

The functional currency of Zoltek de Mexico is the U.S. dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of June 30, 2013, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in U.S. dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the U.S. dollar at June 30, 2013 and 2012 amounted to $10.8 million and $10.8 million, respectively. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

As of June 30, 2013, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at June 30, 2013 because Zoltek de Mexico’s functional currency is the U.S. dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting. As of June 30, 2013, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

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

               Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2013, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

Zoltek Companies, Inc.
(Registrant)

Date: August 9, 2013	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By:	/s/ ANDREW W. WHIPPLE
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