Form 10-K
period 2013-09-30
ZOLTEK COMPANIES INC
filed 2013-12-17
CIK 890923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2013: approximately $324 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 25, 2013: 34,394,422 shares of Common Stock, par value $.01 per share.

ZOLTEK COMPANIES, INC.

PART I

Item 1. Business

This Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and the information incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “—Special Note Regarding Forward-Looking Statements.”

General Development of Business

Zoltek Companies, Inc. (the “Company” or “Zoltek”) is an applied technology and advanced materials company. Our mission is to lead the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron® trade name. Our current business was founded in 1988 and we are incorporated in Missouri.

Merger Agreement with Toray

On September 27, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Toray Industries, Inc., a Japanese kabushiki kaisha (“Toray”), and TZ Acquisition Corp., a Missouri corporation (“Merger Sub”). Upon the terms and subject to the conditions in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of Toray. Following completion of the Merger, the Company will be delisted from The Nasdaq Stock Global Select Market (“Nasdaq”) (with there no longer being a public market for the Company’s common stock), and the Company’s common stock will be deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

At the effective time of the Merger (the “Effective Time”) and pursuant to the Merger Agreement, each issued and outstanding share of the Company’s common stock (other than any shares (1) owned by Toray, Merger Sub, the Company or any of their subsidiaries, and (2) owned by shareholders who are entitled to, and who have properly exercised, appraisal rights in accordance with applicable Missouri law) will be converted automatically into the right to receive $16.75 per share in cash, without interest (the “Merger Consideration”). At the Effective Time, each stock option outstanding under the Company’s equity plans, whether vested or unvested, will also be converted into the right to receive the Merger Consideration with respect to each share subject to the award, less the applicable exercise price per share.

The Merger Agreement includes customary representations, warranties and covenants of the parties. Each party’s obligation to consummate the Merger is subject to customary conditions, including, but not limited to: (1) approval of the Merger Agreement by the holders of at least two-thirds of the outstanding shares of the Company common stock entitled to vote thereon (“Company Shareholder Approval”), (2) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) written confirmation from the Committee on Foreign Investment in the United States that review of the Merger under the Foreign Investment and National Security Act of 2007 has been completed and that there are no unresolved national security concerns with respect to the Merger, and (4) the absence of any order enjoining or prohibiting the Merger. Additionally, each party’s obligation to consummate the Merger is subject to certain other conditions, including, but not limited to: (a) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers), and (b) the other party’s compliance with its obligations under the Merger Agreement in all material respects. The waiting period under the HSR Act was terminated effective November 8, 2013. The Merger Agreement does not contain a financing contingency.

Additional information about the Merger and the terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by the Company under Item 1.01 of that Form 8-K on September 27, 2013, including the full text of the Merger Agreement filed as Exhibit 2.1 to that Form 8-K and incorporated by reference therein. Also, on December 11, 2013, we filed with the Securities and Exchange Commission (“SEC”) the definitive proxy statement regarding the proposed Merger and related matters. Investors and security holders are urged to read the definitive proxy statement and other documents relating to the Merger because they contain important information. Investors and security holders may obtain a free copy of the definitive proxy statement and other documents that we file with the SEC from the SEC’s website at www.sec.gov and our website at www.zoltek.com

Overview

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

Targeted Applications

We have identified targeted applications for our products with high growth potential across a variety of industries. Among them are:

●	Wind Energy
●	Automotive
●	Offshore Drilling
●	Infrastructure
●	Thermoplastic Compounding
●	Aircraft Brakes/Friction Resistance
●	Aerospace Secondary Structures

Customers

In fiscal 2013, 2012 and 2011, we reported net sales of $61.8 million, $86.6 million and $42.7 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer, which represented 44.0%, 46.5% and 28.1% of our net sales, respectively, during such years. In fiscal 2011, we also reported net sales of $15.8 million, which represented 10.4% of our net sales, to Saertex GMBH & Company, a manufacturer of fabrics for the composite industry, including materials for production of wind turbine blades.

The related open accounts receivable balances for Vestas Wind Systems at September 30, 2013 and 2012 were $17.6 million and $22.3 million, respectively. These were the only customers that represented greater than 10% of consolidated net sales during these fiscal years. We continue to make efforts to expand our customer base through new downstream product offerings and expanded sales efforts that result in reducing our reliance on any one customer.

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

Company Operations

 We have manufacturing plants in Nyergesujfalu, Hungary, Guadalajara, Mexico, Abilene, Texas, and St. Charles and St. Peters, Missouri. Our plant in Hungary is our largest carbon fiber and technical fiber manufacturing facility. Our Hungarian plant also manufactures acrylic fiber precursor, the raw material that we use to make carbon fibers and technical fibers. During fiscal 2012, we expanded our plant in Hungary to allow for greater fabric manufacturing capability. Our Texas plant houses value-added processing capabilities. Our St. Charles, Missouri plant is primarily dedicated to the production of technical fibers and carbon fibers for aircraft brake and other friction applications. Our plant in St. Peters, Missouri, opened in October 2011, houses production of resin pre-impregnated carbon fibers called “prepregs” and serves as our primary research and development facility. In addition, we have facilities in Salt Lake City, Utah where we design and build composite manufacturing and filament winding equipment.

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

An element of our strategy is to offer customers value-added processing of the fibers that we produce. Our longer-term focus is on creating integrated solutions for large potential end users by working directly with carbon fiber customers in the primary applications that we target. We perform certain downstream processing, such as weaving, knitting, blending with other fibers, chopping and milling, pultruding, and preparation of pre-form, pre-cut stacks of fabric. The prepreg we manufacture is another downstream product. In addition, our Salt Lake City-based Entec Composite Machines subsidiary designs and builds composite manufacturing equipment and markets the equipment along with manufacturing technology and materials.

 We also provide composite design and engineering for development of applications for carbon fiber reinforced composites. We reported research and development expenses of $7.7 million, $7.0 million and $8.6 million in fiscal 2013, 2012 and 2011, respectively. For historical financial information regarding our various business segments, see Note 4 of the Notes to Consolidated Financial Statements.

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

 To varying degrees, depending on market conditions and supply, we compete with aerospace grade carbon fiber producers, such as Hexcel Corporation and Cytec Industries of the United States and Toray Group, Toho Tenax and Mitsubishi Chemical of Japan. These carbon fiber producers tend to market higher cost products than our products, with a principal focus on aerospace structural and high price industrial applications. The aerospace carbon fiber manufacturers have tended to enter into direct competition with us primarily when they engage in significant discounting to protect their market share. SGL Carbon is the most direct competitor which also uses a textile-type precursor. SGL Carbon is also our principal competitor in selling oxidized fiber. We manufacture our own textile-type precursor. We believe this provides us with a competitive edge as we are not dependent on a third party for this material. Our ability to source products from multiple locations allows us to pursue a much higher percentage of our primary customers’ business by minimizing their supply risk.

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

Employees

As of September 30, 2013, we employed 458 persons in our North American operations and 725 in our European operations.

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

This Annual Report on Form 10-K for fiscal 2013 and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “~~—~~Special Note Regarding Forward Looking Statements.”

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

This Form 10-K and the information incorporated by reference in this report also contain statements that are based on the current expectations of our Company. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers, including our principal customer Vestas Wind Systems; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis; (4) successfully add new planned capacity for the production of carbon fiber, prepregs and precursor raw materials and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; (14) establish and grow prepreg capacity; (15) speed development of low-cost carbon fiber sheet molding compounds for the automotive industry pursuant to our global collaborative partnership with Magna Exteriors and Interiors; (16) resolve possible disputes with a group of shareholders that filed a Schedule 13D reporting beneficial ownership of an aggregate of approximately 10.1% of our outstanding common stock, including the group’s request for a special shareholders meeting to remove the current Board of Directors and elect new directors; (17) manage and respond to matters relating to our proposed Merger with Toray, including without limitation (a) the occurrence of any event, change or other circumstances that could give rise to termination of the Merger Agreement before the Merger is completed; (b) the outcome of any legal proceedings instituted against Zoltek and others following announcement of the Merger Agreement; (c) our ability to complete the proposed Merger due to the failure of Zoltek, Toray or Merger Sub to satisfy the conditions to the Merger, including, but not limited to, obtaining the approval of our shareholders, antitrust approval and other closing conditions; (d) potential employee retention difficulties as a result of the proposed Merger; (e) disruption of our operations as a result of the Merger; and (f) our ability to realize the benefits of the Merger; and (18) manage the risks identified under "Risk Factors" in our filings with the SEC.

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

Risk Factors Related to the Proposed Merger with Toray

The Merger is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed. On September 27, 2013, we entered into the Merger Agreement with Toray and Merger Sub, under which Merger Sub will merge with and into Zoltek, with Zoltek continuing as the surviving corporation and wholly owned subsidiary of Toray. The consummation of the Merger is subject to customary closing conditions. A number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things receiving the required approval of the Company's shareholders. It also is possible that a change, event, fact, effect or circumstance that could lead to a material adverse effect to Zoltek may occur, which may give Toray the ability to not complete the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee or a break-up fee to Toray. These costs could require us to use available cash that would have otherwise been available for general corporate purposes. If the Merger is not completed, in certain circumstances, we would still be liable for significant transaction costs and could also be required to pay a termination fee of $23 million. If the Merger Agreement is terminated, the expense reimbursement and the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed Merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees. The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business generally in the ordinary course and subjecting us to a variety of specified limitations absent Toray's prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management thinks they may be advisable. The pendency of the Merger may also divert management's attention and our resources from ongoing business and operations. Our employees, customers and suppliers may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock, regardless of whether the Merger is completed.

Failure to complete the Merger could negatively impact our stock price and our business and financial results. There is no assurance that the Merger or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the Merger Agreement will not occur. Because the share price of our common stock after the announcement of the Merger Agreement may reflect an assumption that the Merger will be completed, the share price of our common stock may drop, potentially significantly, if the Merger is not completed. In addition, under circumstances defined in the Merger Agreement, if the Merger is not completed we may be required to pay a termination fee of up to approximately $23 million. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to prior to the announcement of the Merger, if the Merger is not consummated. If any of these effects were to occur, it could negatively impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock.

Pending litigations against Zoltek and our directors could result in an injunction preventing completion of the Merger, and significant litigation costs that could adversely affect our financial condition. Since the announcement of the signing of the Merger Agreement, Zoltek, as well as the members of our Board of Directors, have been named as defendants in multiple lawsuits purportedly brought by our shareholders challenging the proposed Merger. The lawsuits generally allege, among other things, that the Merger fails to properly value Zoltek, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by the Company, Toray and Merger Sub. The lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, monetary relief and attorneys' fees and costs.

One of the conditions to the closing of the Merger is that no injunction preventing the consummation of the Merger and the other transactions contemplated by the Merger Agreement shall be in effect and that no rule, regulation, order or injunction shall have been enacted, entered, promulgated or enforced by any governmental entity that prohibits or makes illegal the consummation of the Merger. Consequently, if the plaintiffs were to secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants' ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If completion of the Merger is prevented or delayed, it could result in substantial costs to us and Toray. In addition, Zoltek and Toray are incurring and will continue incurring significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers.

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

We currently have sufficient capacity to meet demand from current wind energy customers and produce carbon fibers for additional large-scale applications. Our capacity expansion resulted in excess capacity costs of $2.8 million in fiscal 2012 which increased to $10.8 million in fiscal 2013. Our future profitability and growth will depend upon our ability to enter into supply relationships with new customers for existing applications utilizing our carbon fibers and the development of new markets for large-scale applications which incorporate our carbon fiber products. Development of new customers for existing applications and new markets for our carbon fiber products will require substantial technical, marketing and sales efforts and the expenditure of significant funds. Development of new markets for carbon fibers may not occur. Our business, operating results and financial condition could be materially and adversely affected if new customers and markets for our carbon fiber products do not develop.

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

For fiscal 2013, our largest customer represented 44.0% of our revenue and our three next largest customers accounted for a total of 21.7% of our revenue. We anticipate that significant customer concentration will continue for the foreseeable future, although the composition of our largest customers may change from period to period. A substantial portion of our total sales in fiscal 2013 were to customers for wind energy applications. Significant changes in demand for our customers’ wind turbines, the shares of their requirements that are awarded to us or changes in the design or materials used to construct their products could result in a significant loss of business with these customers. Our contracts with certain customers allow them to terminate their agreements with us or require us to make substantial penalty payments if we fail to perform our obligations under our agreements with them. The loss of, or significant reduction in the purchases by, these customers or any other significant customer could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flows.

We reported net losses from continuing operations for fiscal 2011, 2010, 2009, 2007 and each of the five fiscal years preceding it.

Although we reported net income in fiscal 2013, 2012 and 2008, we have reported losses from continuing operations of $4.2 million, $6.3 million and $3.6 million in fiscal 2009, 2010 and2011 respectively. We may be unable to operate profitably in fiscal 2014 or later years.

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

For fiscal 2013, approximately 59.7% of our revenues were derived from products supplied by our operations in Hungary. Our operations in Hungary and Mexico and our sales in other foreign countries are subject to risks associated with foreign operations and markets including the fact that many members of our senior management are resident in the United States, foreign currency fluctuations, changes in regulatory, economic or political conditions, tariffs and other trade barriers, longer payment cycles for accounts receivable, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect upon our future revenues and business, results of operations, financial condition or cash flows.

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

In 2006, the Hungarian government pledged a grant of 2.9 billion Hungarian Forint (“HUF”) to Zoltek Zrt., our Hungarian subsidiary. Based on applicable exchange rates, the total value of such grant was approximately $13.1 million at September 30, 2013. As of September 30, 2013, Zoltek Zrt. had received an aggregate of approximately HUF 2.6 billion ($11.7 million) in funding pursuant to the grant.  The grant was used to provide a portion of the capital resources to modernize Zoltek Zrt.’s facility, establish research and development facilities and support build-up of manufacturing capacity of carbon fibers.  The grant contains various conditions under which Zoltek Zrt. may be required to pay back all or a portion of the grant, including, among other things, if Zoltek Zrt.: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees; fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. Certain of these conditions contain targets that must be satisfied during a five-year measurement period from October 2013 to October 2018. In November 2013, we petitioned the Hungarian government to amend the current grant requirements, specifically lower the required employment levels and separate each year into its own measurement period rather than a single five-year measurement period. Whether or not our petition is approved by the Hungarian government, we expect that Zoltek Zrt. will comply with the requirements of the grant agreement during the measurement period. If Zoltek Zrt. is unable to comply with the grant agreement, it would be required to pay back all or a portion of the grant funds with possible interest which as of September 30, 2013 could total up to $16.6 million and our results could be adversely affected.

We have incurred and will continue to incur substantial costs and demands upon our management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results and make it more difficult to attract and retain qualified management.

 As a public company, we have incurred and will continue to incur substantial legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. These rules and regulations impose legal and financial compliance costs on us. It is possible that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Zsolt Rumy, our founder and principal shareholder, owns approximately 18.1% of outstanding shares of common stock. As a result, he has and will continue to have significant voting control over our company. In connection with the Merger Agreement, Mr. Rumy, solely in his capacity as a shareholder of the Company, entered into a voting agreement with Toray pursuant to when Mr. Rumy agreed to vote in favor of the Merger and the approval of the Merger Agreement, subject to certain conditions.

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

* Property subject to mortgage

Item 3. Legal Proceedings

In September and October 2013, a total of 13 purported class actions arising out of the execution of the Merger Agreement were filed against Zoltek and Zoltek’s directors in the Circuit Court of St. Louis County, Missouri by purported shareholders of Zoltek. All but one of the lawsuits also named Toray and/or Merger Sub as defendants. The lawsuits allege, among other things, that (1) each of Zoltek’s directors breached his fiduciary duties to Zoltek’s shareholders in connection with approval of the transactions contemplated by the Merger Agreement, and (2) that Zoltek, Parent and Merger Sub aided and abetted Zoltek’s directors in such breaches of their fiduciary duties. The lawsuits seek, among other things, injunctive relief preventing the parties from completing the merger and directing the Zoltek directors to account to Zoltek and the purported class for all damages suffered as a result of the breaches of fiduciary duties and awards of attorneys’ fees and expenses for the plaintiffs.

Zoltek has filed various motions to dismiss the actions against Zoltek and the individual directors of Zoltek, which motions are pending. The Circuit Court of St. Louis County, Missouri consolidated each of the actions described above under the caption In Re: Zoltek Companies, Inc. Shareholder Litigation on November 26, 2013. On November 27, 2013, the Court entered an order denying a motion filed by certain of the plaintiffs for expedited discovery. Cross Motions filed by the plaintiffs to designate lead plaintiffs and lead counsel are pending before the Court. On December 4, 2013, the Court entered an order appointing co-lead plaintiffs in the action, and in the same order, the Court appointed Goldenberg Heller Antognoli & Rowland, P.C. and Holloran White Schwartz & Gaertner LLP as interim co-lead counsel and appointed Wolf Haldenstein Adler Freeman & Herz LLP and Robbins Geller Rudman & Dowd LLP to the Plaintiffs’ Executive Committee.

We believe that the lawsuits are without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome of this litigation.

Except as disclosed above, neither we nor any of our properties are currently subject to any material legal proceedings or other regulatory proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

 PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock (symbol: “ZOLT”) is traded in the Nasdaq Global Select Market (“Nasdaq”). The number of beneficial holders of the Company's stock is approximately 15,000, including shareholders whose shares are held in “nominee” or “street” names. As of November 30, 2013, there were 360 holders of record of the Company’s common stock. The Company has not paid cash dividends on any of its common stock and does not intend to pay cash dividends on common stock for the foreseeable future. Under the Merger Agreement, the Company is prohibited from paying dividends without the prior written consent of Toray.

Set forth below are the high and low bid quotations as reported by Nasdaq for the years indicated. Such prices reflect interdealer closing prices, without retail mark-up, markdown or commission:

	Fiscal year ended September 30, 2013		Fiscal year ended September 30, 2012
	High	Low	High	Low
First Quarter	$8.40	$6.24	$9.07	$5.72
Second Quarter	12.19	7.03	14.58	7.68
Third Quarter	13.86	12.25	11.37	7.55
Fourth Quarter	18.51	12.69	9.44	7.69

On December 9, 2013, the last reported sale price of the Company’s common stock was $16.73 per share.

The following table shows the total number of outstanding options and shares available for future issuances of options under the Company's existing stock option plans as of September 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,178,416	$7.60	838,568

Equity compensation plans not approved by security holders	-	-	-

Total	1,178,416	$7.60	838,568

The Company currently has no equity compensation plans that are not approved by security holders.

Performance Graph

The graph below shows the cumulative shareholder return on common stock for the period from September 30, 2008 through September 30, 2013, in comparison to the cumulative total return on Russell’s 2000 Index and a Nasdaq peer group that we believe are most comparable in terms of size and nature of operations. The results shown assume that $100 was invested on September 30, 2008 and that all dividends were reinvested. These indices are included for comparative purposes only and do not reflect whether it is management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, nor are they intended to forecast or be indicative of future performance of our common stock.

ASSUMES $100 INVESTED ON SEPTEMBER 30, 2008 IN

ZOLTEK COMPANIES, INC. COMMON STOCK,

THE NASDAQ INDUSTRIAL INDEX AND

THE RUSSELL 2000 INDEX

	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
Zoltek Companies, Inc.	100.00	61.37	56.81	37.58	44.94	97.55
Nasdaq Industrial Index	100.00	96.92	113.80	121.25	151.08	201.50
The Russell 2000 Index	100.00	88.92	99.49	94.79	123.23	158.01

Item 6. Selected Financial Data

ZOLTEK COMPANIES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

Statement of Operations Data:	Fiscal year ended September 30,
	2013	2012	2011	2010	2009
Net sales	$140,451	$186,337	$151,686	$128,464	$138,756
Cost of sales	110,621	140,693	133,985	115,172	108,096
Gross profit	29,830	45,644	17,701	13,292	30,660
Application and development costs	7,736	7,046	8,578	8,207	7,827
Selling, general and administrative expenses	13,997	12,957	13,852	15,649	19,438
Operating income (loss) from continuing operations	8,097	25,641	(4,729)	(10,564)	3,395
Other (expense) income	(1,499)	(1,607)	2,066	2,384	(5,492)
Income tax (expense) benefit	(1,362)	(1,182)	(911)	1,841	(2,105)

Net income (loss)	$5,236	$22,852	$(3,574)	$(6,339)	$(4,202)

Net income (loss) per share:
Basic income (loss) per share:	$0.15	$0.67	$(0.10)	$(0.18)	$(0.12)
Diluted income (loss) per share:	$0.15	$0.66	$(0.10)	$(0.18)	$(0.12)

Weighted average common shares outstanding - basic	34,375	34,358	34,378	34,411	34,402
Weighted average common shares outstanding - diluted	34,624	34,451	34,378	34,411	34,402

Balance Sheet Data:	September 30,
	2013	2012	2011	2010	2009
Working capital	$123,238	$115,497	$76,161	$71,972	$76,127
Total assets	352,865	358,688	322,296	322,140	366,845
Current maturities of long-term debt and credit lines	4,330	4,161	8,394	981	16,436
Long-term debt, less current maturities	19,380	22,978	-	-	981
Shareholders' equity	307,216	300,971	281,547	292,698	315,465

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Zoltek, our operations and our business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:

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

In September 2013, we entered into an Agreement and Plan of Merger with Toray Industries, Inc. See Part I. Item 1. “Business – Merger Agreement with Toray.”

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

BUSINESS TRENDS

Zoltek management has focused its efforts on building on the long-term vision of Zoltek as the leader in commercialization of carbon fibers as a low-cost but high performance reinforcement for composites. Management primarily emphasizes the following areas:

●	Sales Efforts in Selected International Markets. We have identified international markets, such as Asia, with high growth potential for our existing and emerging commercial applications.

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

●

Operating Cash Flows and Cash Management. Our operations provided $19.6 million of cash during fiscal 2013. Our operations provided $17.4 million of cash during fiscal 2012. Cash used for inventory was $4.0 million and decreased accounts receivable provided cash of $4.2 million during fiscal 2013. We have established collection targets and payment targets for all customers and suppliers to optimize our days’ sales outstanding and days’ payables outstanding. The Company reported $13.0 million of capital expenditures during fiscal 2013. The Company intends to utilize operating cash flow and existing credit lines in order to accommodate working capital and capital expenditure requirements for the remainder of fiscal 2013.

●

Foreign Currency Volatility. The HUF strengthened against the U.S. dollar by 1.7% and the Mexican Peso strengthened against the U.S. dollar by 4.4% during fiscal 2013 compared to fiscal 2012. This resulted in higher processing cost and revaluation of inventory in the respective countries. The Euro strengthened against the U.S. dollar by 1.1% during fiscal 2013 compared to fiscal 2012, resulting in increased revenue from our sales denominated in Euro. The Company’s financial statements will continue to be impacted by foreign currency volatility.

MERGER AGREEMENT WITH TORAY INDUSTRIES, INC.

Strategic Context and Overview

For over 20 years, the mission of Zoltek has been to lead the commercialization of carbon fibers for large-scale applications. As its business has grown, Zoltek’s Board of Directors and senior management regularly have reviewed and assessed developments in its business units, as well as strategic options available to further its mission and grow shareholder value in light of industry developments and general economic conditions.

Zoltek led the first breakthrough application for commercial carbon fibers—blades for large wind turbines where light weight and stiffness offered unique performance attributes for low-cost carbon fiber composites. Zoltek has identified additional emerging applications for commercial carbon fibers with projected demand that far exceeds that from wind turbine blades, as well as the industry’s existing capacity. Those applications include automotive components, oil and gas production and distribution and electric transmission lines. Incorporating carbon fibers into these emerging applications requires users to invest substantial amounts to re-engineer processing and manufacturing technologies and capacity. As Zoltek pursued these transformative applications, it became increasingly aware that its relatively small size was an impediment to convincing large industrial users to make the requisite investments, despite Zoltek’s demonstrated ability to deliver large volumes of carbon fibers at reliable prices and the performance of Zoltek’s commercial carbon fibers.

Consequently, over several years, Zoltek explored various strategies for bringing scale to its business and further driving down carbon fiber production costs to make carbon fibers more economically attractive. Those strategies included Zoltek’s announced initiatives to seek to align with large companies in strategic joint ventures. Zoltek held a series of discussions with parties from around the world about possible joint ventures. Ultimately, Zoltek concluded that the joint venture proposals it explored did not ascribe adequate value to Zoltek’s unique capabilities to produce low-cost carbon fibers in large volumes and, therefore, would not offer attractive opportunities to enhance shareholder value.

Developments in emerging carbon fiber applications have created risks, as well as opportunities, for Zoltek’s ability to successfully grow shareholder value to reflect Zoltek’s leadership in commercial carbon fibers. As noted above, automotive applications comprise one of the leading opportunities for a new breakthrough application. In the United States, mileage standards for the model year 2015 automotive fleet require significantly improved fuel efficiency. Zoltek believes that currently available engine technology has reached a practical limit in the incremental mileage improvements that can be achieved and that the car industry will have to rely on lighter weight vehicles to attain mandated standards. Accordingly, Zoltek believes that automotive applications are at an inflection point that shortly industry participants will select which producers will emerge as primary suppliers to this application over the long term. Zoltek’s Board of Directors and management have determined that Zoltek’s current size relative to larger industry participants creates uncertainty as to whether it will maintain its leadership position as demand from automotive applications for carbon fibers increases.

In recent years, Zoltek also observed consolidation and alignment of businesses of large industry participants which created risk to Zoltek's leadership position in commercial carbon fibers. These transactions included: the joint venture between SGL Carbon and BMW Group in 2009 to produce ultra light-weight carbon fiber reinforced plastics for use in BMW vehicles; SGL Carbon’s joint venture with Mitsubishi Rayon in 2010 for the production of carbon fiber precursor to be used in SGL Carbon’s joint venture with BMW; and Dow Chemical’s joint venture with Aksa Akrilik Kimya Sanayii in 2011 for manufacture and commercialization of carbon fibers. These and other industry transactions confirmed Zoltek's perception that its relatively small size compared to larger producers and customers could become an increasing impediment to achieving greater scale in its business.

In addition, and despite the identified long-term potential underlying Zoltek’s vision and strategy, its Board of Directors and management have come to believe that its business continues to face risks associated with the applications it currently serves. Wind turbine demand has proven to be very sensitive to government subsidies for alternative energy projects. Zoltek reported record sales in fiscal 2012 because installation of new wind generation was pulled forward into that fiscal year as manufacturers sought to benefit from production tax credits in the United States that were scheduled to expire at the end of that calendar year. Zoltek's sales for this application decreased significantly in fiscal 2013 compared to the prior year due to the uncertainty as to whether the tax credits would be renewed. While the tax credits ultimately were renewed in early 2013, there is a lag between the time that wind generation projects are initiated and when they result in demand for Zoltek's carbon fibers. Consequently, Zoltek’s operating results in fiscal year 2013 suffered primarily due to the slow-down in construction of wind generation capacity. As Zoltek reported the effects of the decline in wind energy business, its stock price suffered as well.

Strategic Alternative Evaluation Process

The Board of Directors has believed for several years that the market price of Zoltek's common stock did not reflect the intrinsic value of Zoltek's business, especially the potential for growth as emerging applications for commercial carbon fibers materialize and Zoltek's installed capacity to profitably supply those applications at reliable prices. The low share price, in turn, has increased Zoltek's cost of capital and, as a result, limited Zoltek's ability to generate demand for these new applications organically or by acquisition of downstream technologies or businesses. In addition, the Board has been concerned that the relatively low stock price could attract speculators seeking a quick profit, including by undertaking a highly leveraged transaction to exploit Zoltek's stable cash flows and relatively low levels of borrowings compared to the value of its assets and its shareholders’ equity. The Company therefore undertook a strategic alternatives evaluation process to determine an appropriate course of action with the help of a financial advisor, J.P. Morgan Securities LLC. Zoltek’s Board of Directors diligently considered all alternatives presented as part of this process and concluded a definitive merger agreement between Zoltek and Toray Industries Inc. (“Toray”) was the best strategic alternative to maximize shareholder value. As such, on September 25, 2013, Zoltek’s Board of Directors held a special meeting and approved the proposed merger with Toray and related transaction documentation. The Merger Agreement is described in Part I. Item 1. “Business – Merger Agreement with Toray.”

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2013 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2012

The Company’s sales decreased 24.6%, or $45.8 million, to $140.5 million in fiscal 2013 from $186.3 million in fiscal 2012. Sales decline was attributable primarily to a decrease in volume shipped due to reduced customer demand, which accounted for 82.8% of the $45.8 million decrease in sales. The strengthening of the Euro accounted for an increase of revenue of approximately $0.6 million. Carbon fiber sales decreased 29.9%, or $45.3 million, to $106.2 million during fiscal 2013 from $151.5 million during fiscal 2012. Carbon fiber sales decreased primarily due to a decline in sales for wind applications due to the expiration of U.S. tax credits at December 31, 2012. Technical fiber sales remained flat at $32.5 million during fiscal 2013 compared to $32.4 million during fiscal 2012.

The Company’s cost of sales decreased by 21.4% or $30.1 million, to $110.6 million during fiscal 2013 from $140.7 million during fiscal 2012. Our cost of sales decreased in response to the decrease in sales volume due to reduced customer demand. Costs of our primary raw material, ACN, decreased by approximately 5.3% during fiscal 2013 as compared to fiscal 2012. Carbon fiber cost of sales decreased by 25.8%, or $30.3 million, to $87.1 million during fiscal 2013 from $117.4 million for fiscal 2012, reflecting decreased sales and in combination with a decrease in ACN costs. Technical fiber cost of sales increased 5.2%, or $1.0 million, to $21.9 million for fiscal 2013 from $20.9 million for fiscal 2012 primarily as a result of decreased production levels.

The Company’s gross profit margin decreased to 21.2% for fiscal 2013 compared to 24.5% for fiscal 2012. The Company's gross profit decreased $15.8 million, to $29.8 million during fiscal 2013 from $45.6 million in fiscal 2012. During fiscal 2013, gross margins were negatively impacted as available unused capacity costs increased to $10.8 million compared to $2.8 million in fiscal 2012. Carbon fiber gross profit margin decreased to 18.0% for fiscal 2013 compared to 22.5% for fiscal 2012. Carbon fiber gross profit decreased to $19.1 million from $34.1 million in fiscal 2013 compared to fiscal 2012. The decreases in carbon fiber gross profit and gross profit percentage resulted primarily from the decrease in production levels in response to the decrease in demand indicated above. Technical fiber gross profit decreased to $10.6 million, or 32.5% of sales, for fiscal 2013 from $11.6 million, or 35.7% of sales, during fiscal 2012. The decreases in technical fiber gross profit and margin resulted from a decrease in production levels in order to better align inventory levels.

Application and development costs were $7.7 million in fiscal 2013 and $7.0 million in fiscal 2012. These costs included product and market development efforts, product trials and product development personnel costs. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies. The increase from fiscal 2012 to fiscal 2013 was primarily due to increased spending associated with our pultrusion development.

Selling, general and administrative expenses increased by $1.0 million to $14.0 million in fiscal 2013 from $13.0 million in fiscal 2012. The increase from fiscal 2012 to fiscal 2013 was primarily due to a $0.8 million increase in professional fees primarily relating to legal and audit costs.

Operating income was $8.1 million for fiscal 2013 compared to operating income of $25.6 million in fiscal 2012. Carbon fiber operations reported a decrease of $15.4 million in operating income to $12.4 million for fiscal 2013 compared to income of $27.8 million in fiscal 2012. Operating income from technical fibers decreased $0.3 million, to $10.0 million for fiscal 2013 from $10.3 million for fiscal 2013. The decrease in operating income in the carbon fiber and technical fiber operations in fiscal 2013 related to the decreases in sales as discussed above.

Interest expense, net was $0.6 million for fiscal 2013, compared to $0.3 million in fiscal 2012. The increase in interest expense, net, resulted from increased borrowings.

Gain on foreign currency transactions was $0.1 million for fiscal 2013 compared to a loss of $0.6 million for fiscal 2012. During fiscal 2013, the Euro strengthened and the U.S. dollar weakened in value against the HUF. Most of the Company’s accounts receivable are denominated in Euros and U.S dollars. The strengthening value of the Euro over fiscal 2013 resulted in a gain recognized in our Hungarian subsidiary, offset somewhat by losses due to the weakening of the U.S. dollar. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was $1.0 million in fiscal 2013 compared to $0.9 million for fiscal 2012. Other expense, net consisted primarily of the cost associated with our strategic alternatives evaluation process which constituted $1.1 million recorded during fiscal 2013. Additionally included in other expense is less than $0.1 million of amortization of financing fees, which are non-cash expenses, recorded during both fiscal 2013 and fiscal 2012. Partially offsetting these costs was miscellaneous income associated with our Hungarian and Mexican subsidiaries.

Income tax expense was $1.4 million for fiscal 2013 compared to a tax expense of $1.2 million for fiscal 2012. During fiscal 2013, income tax expense of $1.1 million was incurred related to the local Hungarian municipality tax and $0.1 million was incurred related to Hungarian federal taxes. Our utilization of Hungarian tax loss carryforward in Hungary is limited to only 50% of taxable income in fiscal 2013 and beyond. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million. During fiscal 2012, income tax expense of $1.1 million was incurred related to the local Hungarian municipality tax. An additional income tax expense of $0.1 million was recorded during fiscal 2011 related to increasing the valuation allowance against the deferred tax asset for the Hungarian subsidiary. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million.

The foregoing resulted in net income of $5.2 million for fiscal 2013 compared to net income of $22.9 million for fiscal 2012. Similarly, the Company reported net income per share of $0.15 and net income per share of $0.67 on a basic basis for fiscal 2013 and 2012, respectively. The Company reported net income per share of $0.15 and net income per share of $0.66 on a diluted basis for fiscal 2013 and 2012, respectively. The weighted average basic and dilutive common shares outstanding were both 34.4 million for fiscal 2013, respectively, and 34.4 and 34.5 million, respectively, for average basic and dilutive common shares outstanding for fiscal 2012.

FISCAL YEAR ENDED SEPTEMBER 30, 2012 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2011

The Company’s sales increased 22.8%, or $34.6 million, to $186.3 million in fiscal 2012 from $151.7 million in fiscal 2011. Sales growth was attributable primarily to an increase in volume shipped for wind energy applications, which accounted for 80.1% of the $34.6 million increase in sales. The weakening of the Euro accounted for a decrease of revenue of approximately $5.9 million. Carbon fiber sales increased 27.3%, or $32.5 million, to $151.5 million during fiscal 2012 from $119.0 million during fiscal 2011. Technical fiber sales increased 6.4%, or $1.9 million, to $32.4 million during fiscal 2012 from $30.5 million during fiscal 2011. Technical fiber sales increased in fiscal 2012 primarily due to increased shipments to aircraft brake customers.

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

The Company’s gross profit margin increased to 24.5% for fiscal 2012 compared to 11.7% for fiscal 2011. The Company's gross profit increased $27.9 million, to $45.6 million during fiscal 2012 from $17.7 million in fiscal 2011. During fiscal 2012, gross margins were negatively impacted by available unused capacity costs of $2.8 million compared to $11.7 million in fiscal 2011. Carbon fiber gross profit margin increased to 22.5% for fiscal 2012 compared to 10.2% for fiscal 2011. Carbon fiber gross profit increased to $34.1 million from $12.1 million in fiscal 2012 compared to fiscal 2011. The increases in carbon fiber gross profit and gross profit percentage resulted primarily from the increase in the production levels to satisfy the increase in demand indicated above. Technical fiber gross profit increased to $11.6 million, or 35.7% of sales, for fiscal 2012 from $5.0 million, or 16.3% of sales, during fiscal 2011. The increases in technical fiber gross profit and margin resulted from increased production efficiency improving capacity utilization and a decrease in ACN costs.

Application and development costs were $7.0 million in fiscal 2012 and $8.6 million in fiscal 2011. These costs included product and market development efforts, product trials and product development personnel costs. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier and alternate energy technologies. The decrease from fiscal 2011 to fiscal 2012 was primarily due to decreased spending associated with our prepreg development.

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

Loss on foreign currency transactions was $0.6 million for fiscal 2012 compared to a gain of $1.5 million for fiscal 2011. During fiscal 2012, the Euro weakened and the U.S. dollar strengthened in value against the HUF. Most of the Company’s accounts receivable are denominated in Euros and U.S dollars. The weakening value of the Euro over fiscal 2012 resulted in a loss recognized in our Hungarian subsidiary, offset somewhat by gains due to the strengthening of the U.S. dollar. During fiscal 2011, the Euro and the U.S. dollar gained in value against the HUF. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to US dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was $0.9 million in fiscal 2012 compared to $0.6 million for fiscal 2011. Other expense, net consists primarily of loss from the sale of miscellaneous equipment and from miscellaneous fees in Hungary. Additionally included in other expense is less than $0.1 million of amortization of financing fees, which are non-cash expenses, recorded during fiscal 2012 compared to no amortization of financing fees in fiscal 2011 (see “-Liquidity and Capital Resources-Financing Activity”).

Gain on liabilities carried at fair value was $0.1 million at the end of fiscal 2012 compared to a gain of $1.2 million for fiscal 2011 due to the adoption of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging.” (See “– Liquidity and Capital Resources – Derivative Instruments and Fair Value Measurements.”)

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

The foregoing resulted in a net income of $22.9 million for fiscal 2012 compared to a net loss of $3.6 million for fiscal 2011. Similarly, the Company reported net income per share of $0.67 and net loss per share of $0.10 on a basic basis for fiscal 2012 and 2011, respectively. The Company reported net income per share of $0.66 and net loss per share of $.10 on a diluted basis for fiscal 2012 and 2011, respectively. The weighted average basic and dilutive common shares outstanding were 34.4 and 34.5 million for fiscal 2012, respectively, and 34.4 million for both average basic and dilutive common shares outstanding for fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes its cash currently on hand, cash flow from operations and credit facilities should be sufficient to fund its identified liquidity needs over the next twelve months.

Cash FLOWs

Cash Provided By Operating Activities

Operating activities provided $19.6 million of cash during fiscal 2013. An increase in inventory levels used $4.0 million of cash during fiscal 2013. The Company continues its efforts to increase sales and has over time reduced its production levels to better match sales levels. Cash flows were positively affected by depreciation of $18.1 million in 2013, which was included in the operating income of $8.1 million. Cash flows were positively impacted by a decrease of $4.2 million in accounts receivable as a result of decreased sales levels during fiscal 2013.

Operating activities provided $17.4 million of cash during fiscal 2012. An increase in inventory levels used $20.7 million of cash during fiscal 2012 due to a build-up of inventory in anticipation of increased customer demand and contract requirements. Cash flows were positively affected by depreciation of $17.8 million in 2012, which was included in the operating income of $25.6 million. Cash flows were negatively impacted by an increase of $6.0 million in accounts receivable as a result of increased sales levels during fiscal 2012.

Cash Used In Investing Activities

Net cash used in investing activities for fiscal 2013 was $14.0 million, which consisted of capital expenditures related to our technical fiber production in Mexico and expansion of our capacity for our composite intermediates production at our St. Peters, Missouri plant. No funds were received from the Hungarian government as a conditional grant to reimburse capital expenditures and related outlays (see Note 7 of the Notes to Consolidated Financial Statements).

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

Cash Used and Provided In Financing Activities

Net cash used in financing activities was $3.2 million in fiscal 2013 consisting primarily of repayments under notes payable and lines of credit, net of repayments.

Net cash provided in financing activities was $17.4 million in fiscal 2012 consisting primarily of borrowings under notes payable and lines of credit. During the third quarter of fiscal 2012, Zoltek Zrt. entered into a $17.1 million term loan secured by the Company’s facilities in Hungary, which is guaranteed by the Company. Zoltek Zrt. increased borrowings to supplement working capital and for other general corporate purposes. The Company also borrowed $10 million under its term loan, the proceeds of which were used to repay its former U.S. bank line of credit.

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

VALUATION OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Zoltek management is responsible for routinely assessing whether impairment indicators are present. The Company expects that the components of each operating segment will exhibit similar financial performance over the long term and, therefore, groups assets by reporting segment accordingly for analyzing whether impairment exists. It is possible that actual future financial performance related to the Company's long-lived assets may materially differ from the Company's determination of expected future financial performance. Additionally, if the Company's expected future financial performance (undiscounted cash flows) was less than the carrying amount of the asset group being analyzed, it would be necessary for the Company to make significant judgments regarding the fair value of the asset due to the specialized nature of much of the Company's carbon fiber production equipment in order to determine the amount of the impairment charge.

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) to Zoltek’s Hungarian subsidiary, which translated at the September 30, 2013 exchange rate, is approximately $13.1 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support build-up of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary did not receive any grant funding during fiscal 2013 and 2012 and received approximately HUF 0.1 billion in grant funding during fiscal 2011, respectively. As of September 30, 2013, Zoltek Zrt. had received an aggregate of approximately HUF 2.6 billion ($11.7 million) in funding pursuant to the grant. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

The Hungarian subsidiary may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees (as of September 30, 2013 Zoltek Zrt. has fewer than 800 employees); fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2013 to October 2018. In November 2013, we petitioned the Hungarian government to amend the current grant requirements, specifically lower the required employment levels and separate each year into its own measurement period rather than a single five-year measurement period. Whether or not our petition is approved by the Hungarian government, we expect that Zoltek Zrt. will comply with the requirements of the grant agreement during the measurement period. If Zoltek Zrt. is unable to comply with the grant agreement, it would be required to pay back all or a portion of the grant funds with possible interest which as of September 30, 2013 could total up to $16.6 million.

UNITED STATES GRANT

On September 30, 2011, the United States Department of Energy awarded the Company a grant related to its development of a novel low cost carbon fiber using a lignin/PAN hybrid precursor. If successful, combining this precursor with improvements in operating and energy efficiencies for carbon conversion will provide lower cost carbon fiber for automotive and other applications, such as wind turbine blades. Zoltek is collaborating with Weyerhauser on this project and together they are allowed a reimbursement of $3.7 million of costs incurred for the project. These funds are being recorded as a reduction to property, plant, and equipment on the Company’s consolidated balance sheet. This contra asset will be amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested.

Financing Activity

Hungarian Financing

On June 15, 2012, Zoltek Zrt. completed an amended credit facility with Raiffeisen Bank Zrt. (the “Lender”) pursuant to which Zoltek Zrt. and the Lender entered into a Credit Facility Agreement, dated as of June 1, 2012, and a Restated and Amended Uncommitted Credit Line Agreement, dated as of June 1, 2012.  Under the credit facility, the Lender agreed to provide Zoltek Zrt.: (1) a term facility in the maximum amount of 13.6 million EUR ($18.4 million at the September 30, 2013 exchange rate) (the “Term Facility”) and (2) a multicurrency overdraft facility in the amount of up to 1.12 billion HUF ($5.1 million at the September 30, 2013 exchange rate) (the “Revolving Facility”).

The Term Facility is a five-year term loan and bears interest at 4.17%.  Principal under the Term Facility is payable semi-annually in equal installments.  The Revolving Facility is a revolving credit facility that expires on March 29, 2013 and has a total commitment of 1.120 billion HUF subject to a borrowing base. In addition to the Term Facility and the Revolving Facility, Zoltek Zrt. has obtained from the Lender a bank guaranty in the amount of HUF 3.48 billion ($15.7 million at the September 30, 2013 exchange rate) as required by the Hungarian government grant.  The obligations of Zoltek Zrt. under this credit facility are guaranteed by the Company.

This credit facility contains representations and warranties, and contains a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, along with other covenants. The Company was in compliance with all covenants as of September 30, 2013. Zoltek Zrt. had previously maintained a credit facility with the Lender, which expired May 30, 2012 and the facility was replaced with the new facility. As of September 30, 2013, the Company had borrowed $14.7 million from this new credit facility.

US Financing

On March 30, 2012, the Company entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area. The Enterprise Loan is a seven-year, secured term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at a one-month LIBOR rate, plus 3%. The Company contemporaneously entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The Loan Agreement contains representations and warranties, and contains a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, along with other covenants. The Company was in compliance with all covenants as of September 30, 2013. As of September 30, 2013, the principal balance of this term loan was $9.1 million.

The Company primarily utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's former U.S. revolving credit facility with its former U.S. Bank; the original borrowings had financed purchase of our St. Peters, Missouri plant.

On April 27, 2012, the Company entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with interest based on LIBOR plus 2.5%, adjusted monthly. The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015. The Company was in compliance with all covenants as of September 30, 2013. As of September 30, 2013, the Company had no borrowings under this revolving credit agreement.

Future Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2013. Some of the amounts included in this table (amounts in thousands) are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the Company’s debt agreements.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations (a)	$6,958	$1,235	$1,651	$1,626	$2,446
Long term debt obligations	23,710	4,330	8,660	4,997	5,723
Total debt and leases	30,668	5,559	10,299	6,617	8,193
Purchase obligations (b)	2,119	2,119	-	-	-
Total contractual obligations	$32,787	$7,678	$10,299	$6,617	$8,193

(a)	Includes a one-year and nine-year contract for nitrogen gas facility and equipment of approximately $0.3 million and $0.8 million, respectively, per year.

(b)

Purchase obligations include agreements to purchase goods or services that are enforceable and binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.

SUPPLY CONTRACTS

We are party to a long-term supply contract with our wind energy customer Vestas Wind Systems. In fiscal year 2013, 2012 and 2011, we reported net sales of $61.8 million, $86.6 million and $42.7 million to Vestas Wind Systems, which represented 44.0%, 46.5% and 28.1%, respectively, of our net sales. This was the only customer with whom we have a long-term supply agreement that represented greater than 10% of consolidated net sales during any of these three years. In fiscal 2011, we reported net sales of $15.8 million, which represented 10.4% of our total consolidated net sales to Saertex GMBH & Company, a manufacturer of fabrics for the composite industry, including materials for production of wind turbine blades. We do not have a long-term supply agreement with this customer.

We entered into a supply agreement with Vestas Wind Systems in May 2007, which subsequently has been replaced with a new agreement. The contract as currently in effect obligates us to supply carbon fibers under a five-year delivery schedule, and a rolling three-year schedule as long as the supply agreement is in place. Under the agreement, Vestas provides us with annual forecasts of its supply requirements, and we receive binding orders for shipments on approximately a monthly basis. We are not guaranteed specific levels of sales under the agreement, and we are subject to liquidated damages if we are unable to perform our obligations under the agreement. In general, the agreement may be terminated by: (1) mutual agreement of the parties, (2) by either party with at least 60 months’ written notice, (3) by either party as a result of a material breach of the agreement that is not remedied within 30 days of receipt of notice of such breach, and (4) by either party in the event of the bankruptcy, insolvency, or change of control of the other party.

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

Legal Contingencies

In September and October 2013, a total of 13 purported class actions arising out of the execution of the Merger Agreement were filed against Zoltek and Zoltek’s directors in the Circuit Court of St. Louis County, Missouri by purported shareholders of Zoltek. All but one of the lawsuits also named Toray and/or Merger Sub as defendants. The lawsuits allege, among other things, that (1) each of Zoltek’s directors breached his fiduciary duties to Zoltek’s shareholders in connection with approval of the transactions contemplated by the Merger Agreement, and (2) that Zoltek, Parent and Merger Sub aided and abetted Zoltek’s directors in such breaches of their fiduciary duties. The lawsuits seek, among other things, injunctive relief preventing the parties from completing the merger and directing the Zoltek directors to account to Zoltek and the purported class for all damages suffered as a result of the breaches of fiduciary duties and awards of attorneys’ fees and expenses for the plaintiffs.

Zoltek has filed various motions to dismiss the actions against Zoltek and the individual directors of Zoltek, which motions are pending. The Circuit Court of St. Louis County, Missouri consolidated each of the actions described above under the caption In Re: Zoltek Companies, Inc. Shareholder Litigation on November 26, 2013. On November 27, 2013, the Court entered an order denying a motion filed by certain of the plaintiffs for expedited discovery. Cross Motions filed by the plaintiffs to designate lead plaintiffs and lead counsel are pending before the Court. On December 4, 2013, the Court entered an order appointing co-lead plaintiffs in the action, and in the same order, the Court appointed Goldenberg Heller Antognoli & Rowland, P.C. and Holloran White Schwartz & Gaertner LLP as interim co-lead counsel and appointed Wolf Haldenstein Adler Freeman & Herz LLP and Robbins Geller Rudman & Dowd LLP to the Plaintiffs’ Executive Committee.

We believe that the lawsuits are without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome of this litigation.

Legal contingencies have a high degree of uncertainty. We establish reserves when losses from contingencies can be reasonably estimated and become probable. The reserves would reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of September 30, 2013, Zoltek recorded no material legal reserves.

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

ACCOUNTS RECEIVABLE COLLECTIBILITY

The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. Our bad debt expense for accounts receivable was less than $0.1 million for fiscal 2013, $0.2 million for fiscal 2012 and less than $0.1 million for fiscal 2011.

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

INCOME TAXES

The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against certain deferred tax assets when realization of those assets is not considered to be more likely than not.

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

TANGIBLE PROPERTY REGULATIONS

In September 2013, the U.S. Treasury issued final Tangible Property Regulations (“TPR”) addressing the tax consequences associated with the acquisition, production, improvement and disposition of tangible property.  The TPR are effective for tax years beginning on or after January 1, 2014, which for the Company is its fiscal year beginning October 1, 2014. The Company is evaluating the effects of the regulations, but does not believe that they will have a material impact on its consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to the Company's Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints ("HUF") and Mexican Pesos to US dollars, respectively, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses. The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The functional currency of Zoltek de Mexico is the US dollar. The Company does not currently employ a foreign currency hedging strategy related to the sales from Hungary or Mexico. Neither Hungary nor Mexico is considered to be a highly inflationary or deflationary economy.

As of September 30, 2013, the Company had a long-term loan to its Zoltek Zrt. subsidiary of $108 million denominated in US dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the US dollar amounted to $10.8 million as of both September 30, 2013 and 2012. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. If the Company chose to cause Zoltek Zrt. to repay the loan, however, there could be negative financial statement consequences. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

As of September 30, 2013, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the US dollar at September 30, 2013 because Zoltek de Mexico’s functional currency is the US dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

The Company maintains accounting and internal control systems to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are important elements of these control systems. As set forth under “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer concluded that no material weaknesses existed as of September 30, 2013.

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
December 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zoltek Companies, Inc.

We have audited the accompanying consolidated balance sheets of Zoltek Companies, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 31, 2013. Our audits also include the financial statement schedules listed in the Index at Item 15(a)(1). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zoltek Companies, Inc. at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the financial information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zoltek Companies, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 16, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri

December 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Zoltek Companies, Inc.

We have audited Zoltek Companies, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zoltek Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zoltek Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Zoltek Companies, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years ended September 30, 2013 of Zoltek Companies, Inc. and our report dated December 16, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri

December 16, 2013

ZOLTEK COMPANIES, INC.

CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share and per share data)

	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$32,291	$29,935
Accounts receivable, less allowance for doubtful accounts of $177 and $223	31,722	35,918
Inventories, net	71,945	67,942
VAT receivable	3,527	6,190
Other current assets	3,336	2,617
Total current assets	142,821	142,602
Property and equipment, gross	371,988	360,905
Less: accumulated depreciation	(162,367)	(145,255)
Property and equipment, net	209,621	215,650
Other assets	423	436
Total assets	$352,865	$358,688

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$4,330	$4,161
Trade accounts payable	6,270	12,473
Accrued expenses and other liabilities	8,133	8,687
Construction payables	850	1,784
Total current liabilities	19,583	27,105
Long-term debt	19,380	22,978
Hungarian grant liability	6,083	6,777
Deferred tax liabilties	481	473
Liabilities carried at fair value	122	384
Total liabilities	45,649	57,717
Commitments and contingencies (See Note 9)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,390,922 and 34,355,192 shares issued and outstanding in 2013 and 2012, respectively	344	344
Additional paid-in capital	482,425	481,743
Accumulated other comprehensive loss	(45,500)	(45,827)
Accumulated deficit	(130,053)	(135,289)
Total shareholders' equity	307,216	300,971
Total liabilities and shareholders' equity	$352,865	$358,688

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended September 30,
	2013	2012	2011

Net sales	$140,451	$186,337	$151,686
Cost of sales	110,621	140,693	133,985
Gross profit	29,830	45,644	17,701
Application and development costs	7,736	7,046	8,578
Selling, general and administrative expenses	13,997	12,957	13,852
Operating income (loss)	8,097	25,641	(4,729)
Other (expense) income:
Interest expense, net	(589)	(265)	(119)
Gain (loss) on foreign currency transactions	127	(553)	1,526
Other expense, net	(1,037)	(883)	(555)
Gain on liabilities carried at fair value	-	94	1,214
(Loss) income from continuing operations before income taxes	6,598	24,034	(2,663)
Income tax expense	1,362	1,182	911

Net income (loss)	5,236	22,852	(3,574)

Basic earnings (loss) per share	$0.15	$0.67	$(0.10)

Diluted earnings (loss) per share	$0.15	$0.66	$(0.10)

Weighted average common shares outstanding – basic	34,374,775	34,358,367	34,378,288

Weighted average common shares outstanding – diluted	34,623,325	34,451,367	34,378,288

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal year ended September 30
	2013	2012	2011
Net income (loss)	$5,236	$22,852	$(3,574)
Foreign currency translation adjustment	65	(3,894)	(8,168)
Change in unrealized fair value of cash flow hedge, net of tax of $0	262	(384)	-

Comprehensive income (loss)	$5,563	$18,574	$(11,742)

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

Balance, September 30, 2010	$292,698	$344	$480,302	$(33,381)	$(154,567)

Comprehensive loss	(11,742)			(8,168)	(3,574)
Cash settlement of options	(23)	-	(23)	-	-
Stock option expense	399	-	399	-	-
Difference between compensation and change in liability for restricted stock awards	215	-	215	-	-

Balance, September 30, 2011	$281,547	$344	$480,893	$(41,549)	$(158,141)

Comprehensive income (loss)	18,574			(4,278)	22,852
Cash proceeds from options	4	-	4	-	-
Stock option expense	833	-	833	-	-
Difference between compensation and change in liability for restricted stock awards	13	-	13	-	-

Balance, September 30, 2012	$300,971	$344	$481,743	$(45,827)	$(135,289)

Comprehensive income (loss)	5,563			327	5,236
Cash proceeds from options	242	-	242	-	-
Vesting of restricted stock	79	-	79	-	-
Stock option expense	360	-	360	-	-
Difference between compensation and change in liability for restricted stock awards	1	-	1	-	-

Balance, September 30, 2013	$307,216	$344	$482,425	$(45,500)	$(130,053)

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,236	$22,852	$(3,574)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	18,130	17,842	17,795
Amortization of financing fees and debt discount	86	26	-
Deferred taxes	27	(77)	65
Gain on liabilities carried at fair value	-	(94)	(1,214)
Foreign currency transaction losses (gains)	323	860	(1,365)
Stock compensation expense	368	977	757
Loss on disposal of assets	-	635	262
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,201	(5,990)	(8,667)
Increase in inventories	(3,988)	(20,651)	(10,344)
Decrease (increase) in other current assets and other assets	1,870	1,490	(3,338)
(Decrease) increase in trade accounts payable	(6,196)	(1,056)	6,449
(Decrease) increase in accrued expenses and other liabilities	(468)	581	(43)
Net cash provided (used) by operations	19,589	17,395	(3,217)

Cash flows from investing activities:
Purchases of property and equipment	(13,017)	(22,357)	(8,177)
(Decrease) increase in construction payables	(934)	757	121
Proceeds received from sale of fixed assets	-	-	24
Proceeds received from Hungarian grant	-	-	22
Net cash used in investing activities	(13,951)	(21,600)	(8,010)

Cash flows from financing activities:
Payment of financing fees	-	(258)	-
(Repayment) borrowings of credit lines	-	(8,394)	8,394
Borrowings of notes payable	-	26,499	-
Repayment of notes payable	(3,424)	(333)	(981)
Cash settlement of restricted shares	-	(114)	(245)
Cash proceeds from (settlement of) stock options	242	4	(35)
Net cash (used) provided in financing activities	(3,182)	17,404	7,133

Effect of exchange rate changes on cash and cash equivalents	(100)	(244)	(460)
Net increase (decrease) in cash and cash equivalents	2,356	12,955	(4,554)
Cash and cash equivalents at beginning of year	29,935	16,980	21,534
Cash and cash equivalents at end of year	$32,291	$29,935	$16,980

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$1,306	$447	$135
Income taxes	1,606	1,395	972

The accompanying notes are an integral part of the consolidated financial statements.

ZOLTEK COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

MERGER AGREEMENT WITH TORAY INDUSTRIES, INC.

Merger Agreement and Plan

The agreement and plan of merger, dated as of September 27, 2013, by and among Zoltek, Toray and TZ Acquisition Corp., contemplates a merger under which Merger Sub, a wholly-owned subsidiary of Toray, will merge with and into Zoltek. Zoltek will survive the merger as a wholly-owned subsidiary of Toray.

At the effective time of the merger, the amended and restated articles of incorporation of Zoltek will be amended in the form agreed among Zoltek, Toray and Merger Sub, until subsequently amended in accordance with their terms or by applicable law. The by-laws of Merger Sub in effect immediately before the effective time of the merger will be the by-laws of the surviving corporation, until amended in accordance with their terms or by applicable law, except that they will be amended to change the name of the surviving corporation to “Zoltek Companies, Inc.”

The directors of Merger Sub immediately before the effective time of the merger will, from and after the effective time of the merger, be the initial directors of the surviving corporation. Our officers immediately before the effective time of the merger will, from and after the effective time of the merger, be the initial officers of the surviving corporation.

Closing and Effective Time of the Merger

The merger will become effective upon the filing of articles of merger with the Secretary of State of the State of Missouri in accordance with the Missouri law or at such later time as Zoltek, Toray and Merger Sub agree and specify in the articles of merger. The closing of the merger will take place no later than the second business day following the satisfaction or waiver in accordance with the merger agreement of all of the conditions to closing of the merger (the Company expects the Merger to close in the first calendar quarter of 2014), other than conditions that by their terms are to be satisfied at the closing, but subject to the satisfaction or waiver of the conditions.

Conversion of Shares

Except for (1) any shares owned by Toray, Merger Sub or any other subsidiary of Toray, (2) shares owned by any shareholder who has properly exercised appraisal rights with respect to his, her or its shares in accordance with Section 351.455 of the Missouri law and (3) shares owned by Zoltek in treasury or by direct or indirect wholly-owned subsidiaries of Zoltek, all shares of Zoltek common stock outstanding immediately before the effective time of the merger will be converted into the right to receive $16.75 in cash, without interest and less any applicable withholding tax.

Each share of our common stock owned by Zoltek in treasury and any share of our common stock owned by Toray, Merger Sub or any other subsidiary of Toray will be canceled and no payment will be made with respect to such shares, subject to the right of record holders of dissenting shares to demand appraisal with respect to their dissenting shares. Each share of common stock of Merger Sub issued and outstanding immediately before the effective time of the merger will be converted into one validly issued, fully paid and nonassessable share of common stock of Zoltek as the surviving corporation in the merger.

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

REVENUE RECOGNITION

Sales transactions are initiated through customer purchase orders or sales agreements which are based on fixed pricing terms. The Company recognizes sales of manufactured products on the date risk of ownership to the product transfers to the customer. Revenues are reported net of any value-added tax or other such tax assessed by a governmental authority on our revenue-producing activities. Costs associated with shipping and handling are included in costs of sales. Revenues generated by Entec Composite Machines are recognized on a percentage of completion basis based on the percentage of total project cost incurred to date which include change orders, revisions to estimates and provisions for anticipated losses on contracts and represented 4% or less of consolidated revenues for all years presented. Revenue from sales of consigned inventory is recognized upon the use of the product by the consignee or according to terms of the contract.

ACCOUNTS RECEIVABLE

The Company reviews its accounts receivable balance on a quarterly basis to identify any specific customers for collectability issues. If the Company deems that an amount due from a customer is uncollectible, the amount is recorded as expense in the statement of operations. The Company evaluates the collectability of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. We incurred bad debt expense on accounts receivable of less than $0.1 million for fiscal 2013, $0.2 million for fiscal 2012 and less than $0.1 million for fiscal 2011.

CONCENTRATION OF CREDIT RISK

Zoltek's carbon fiber products are primarily sold to customers in the composite industry and its technical fibers are primarily sold to customers in the aerospace industry. Entec Composite Machines' products are primarily sold in the composite industry. The Company performs ongoing credit evaluations and generally requires letters of credit for significant export sales to new customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

In fiscal 2013, 2012 and 2011, we reported net sales of $61.8 million, $86.6 million and $42.7 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer, which represented 44.0%, 46.5% and 28.1% of our net sales, respectively, during these years. The related open accounts receivable balances at September 30, 2013 and 2012 were $17.6 million and $22.3 million, respectively. In fiscal 2011, we reported net sales of $15.8 million, which represented 10.4% of our total consolidated net sales to Saertex GMBH & Company, a manufacturer of fabrics for the composite industry, including materials for production of wind turbine blades. There was no material open accounts receivable balance from this customer at September 30, 2013 and 2012. These were the only customers that represented greater than 10% of consolidated net sales during these years.

CASH AND CASH EQUIVALENTS

Cash equivalents include certificates of deposit which have initial maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The Company deposits its temporary cash investments with high credit quality financial institutions, however at times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit for U.S. banks and the National Deposit Insurance Fund of Hungary limit for Hungarian Banks. As of September 30, 2013 and 2012 the Company had $31.5 million and $29.2 million of cash in these deposit accounts, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.8 million and $0.4 million as of September 30, 2013 and 2012, respectively, to reduce the carrying value of inventories to a net realizable value. This evaluation includes detailed analyses projected selling prices, sales levels by product and projections of future demand over specific time horizons that consider the potential for obsolescence of the product. The estimate of future demand is compared to work-in-process and finished goods inventory levels to determine the amount, if any, of obsolete or excess inventory. We consider the demand forecast in the management of our manufacturing schedules to facilitate consistency between inventory valuation and production decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, customer acceptance of our products, as well as an assessment of the selling price in relation to the product cost. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write-off inventory, which would negatively impact our gross margin.

We perform these analyses and projections based on current information from our key customers and through detailed discussions with our sales force with emphasis on inventory aging and developing market trends. If future demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales on the Company’s statement of operations in the period in which the determination is made. Historically, variability of demand of products has not caused material write-downs or reserves for inventory balances.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Cost includes expenditures necessary to make the property and equipment ready for its intended use. Expenditures to improve the asset or extend the useful life are capitalized, including interest on funds borrowed to finance the acquisition or construction of major capital additions. The Company did not record any capitalized interest in fiscal 2013, 2012 or 2011. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any profit or loss on disposition is credited or charged to income.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of long-lived assets, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges for long-lived assets were recorded during fiscal 2013, 2012 and 2011.

EARNINGS PER SHARE

In accordance with ASC 260, the Company calculates diluted earnings per share including the impact of the Company's potential stock equivalents. The Company has outstanding stock options and warrants at September 30, 2013, 2012 and 2011, which are not included in the determination of diluted earnings per share because the impact of these potential additional shares is anti-dilutive.

FINANCIAL INSTRUMENTS

The Company does not hold any financial instruments for trading purposes. The carrying value of cash, accounts receivable, interest rate swaps and accounts payable approximated their fair value at September 30, 2013 and 2012. The fair value of the interest rate swap is determined using an internal valuation model which relies on the expected LIBOR yield curve as the most significant input. Additionally included in the model are estimates of counterparty and the Company’s non-performance risk. Model inputs are changed only when corroborated by market data.

The Company adopted the amended guidance of ASC Topic 815-40 (formerly referred to as EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,”) on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006 and December 2006, are not indexed to the Company’s own stock. Accordingly, these warrants should be treated as a liability carried at fair value, which requires separate accounting pursuant to ASC 815. The fair value of the warrants was reclassified from equity to a liability carried at fair value on October 1, 2009.

APPLICATION AND DEVELOPMENT EXPENSES

The Company is actively pursuing the development of a number of applications for the use of its carbon fibers and related products. The Company is executing several internal and collaborative developmental strategies to further the use of carbon fiber and commercial and industrial products made from carbon fiber. As a result, the Company incurs certain costs for research, development and engineering of products and manufacturing processes. These costs are expensed as incurred and totaled approximately $7.7 million, $7.0 million and $8.6 million for fiscal 2013, 2012, and 2011, respectively. Application and development expenses are presented as an operating item on the Company's consolidated statement of operations.

FOREIGN CURRENCY TRANSLATION

The Company's Hungarian subsidiary, Zoltek Zrt., has a functional currency of the Hungarian Forint (HUF). As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from HUF to US dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations as other income (expense). Despite volatility throughout the year, the HUF retained the same valuation against the US dollar at the applicable balance sheet date in fiscal 2013 compared to fiscal 2012. Hungarian assets net of liabilities, excluding the long-term intercompany loan (see Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk) were approximately $142 million as of September 30, 2013.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2012-02, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment for that asset. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal year 2013), with early adoption permitted. The adoption of ASU 2012-02 did not have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (loss) as well as presenting separately for each such component the portion of change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 (the Company’s current fiscal year ended September 30, 2013), with early adoption permitted. The Company will adopt this standard in the first quarter of fiscal year 2014. The Company does not expect that the new standard will have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury (“UST”) and London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has not entered into any new hedging relationships since July 17, 2013.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The Company does not expect that the new standard will have a material impact on the Company’s consolidated financial statements.

2. INVENTORIES

Inventories consist of the following (amounts in thousands):

	September 30,
	2013	2012
Raw materials	$5,414	$8,631
Work-in-process	13,135	15,192
Finished goods	49,430	40,787
Consigned inventory	3,227	2,896
Supplies and other	739	436
	$71,945	$67,942

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (amounts in thousands):

	September 30,
	2013	2012
Land	$14,511	$14,435
Buildings and improvements	74,178	70,214
Machinery and equipment	270,641	256,977
Furniture, fixtures & computer equipment	8,333	7,753
Spare parts	1,098	1,160
Construction-in-progress	3,227	10,366
	$371,988	$360,905
Less: accumulated depreciation	(162,367)	(145,255)
	$209,621	$215,650

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

Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of September 30, 2013 and 2012 and for the fiscal years ended September 30, 2013, 2012 and 2011 (amounts in thousands):

	Fiscal year ended September 30, 2013
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$106,205	$32,498	$1,748	$140,451
Cost of sales	87,105	21,943	1,573	110,621
Gross profit	19,100	10,555	175	29,830
Operating income (loss)	12,442	10,036	(14,381)	8,097
Depreciation	15,072	1,673	1,385	18,130
Capital expenditures	5,066	5,465	2,486	13,017

	Fiscal year ended September 30, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$151,494	$32,425	$2,418	$186,337
Cost of sales	117,431	20,853	2,409	140,693
Gross profit	34,063	11,572	9	45,644
Operating income (loss)	27,818	10,328	(12,505)	25,641
Depreciation	15,986	1,351	505	17,842
Capital expenditures	17,434	1,208	3,715	22,357

	Fiscal year ended September 30, 2011
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$118,986	$30,483	$2,217	$151,686
Cost of sales	106,832	25,500	1,653	133,985
Gross profit	12,154	4,983	564	17,701
Operating income (loss)	2,918	3,673	(11,320)	(4,729)
Depreciation	15,658	1,414	723	17,795
Capital expenditures	6,574	779	824	8,177

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
September 30. 2013	$288,544	$44,946	$19,375	$352,865
September 30. 2012	$301,440	$31,597	$25,651	$358,688

Sales, long-lived assets, and net assets by geographic area, consist of the following as of and for each of the fiscal years ended September 30, 2013, 2012 and 2011 (amounts in thousands):

	2013			2012			2011
	Net Sales(a)	Net Long Lived Assets(b)	Net Assets	Net Sales(a)	Net Long Lived Assets(b)	Net Assets	Net Sales(a)	Net Long Lived Assets(b)	Net Assets
United States	$61,195	$42,233	$71,227	$72,269	$47,645	$82,337	$66,342	$41,403	$74,232
Hungary	*	91,779	142,424	*	96,394	135,521	*	98,326	126,589
Germany	24,873	-		34,600	-	-	26,250	-	-
Other Europe	35,837	-		56,030	-	-	45,761	-	-
Asia	15,938	-		21,374	-	-	11,266	-	-
Mexico	*	75,609	93,565	*	71,611	83,113	*	75,354	80,726
Other areas	2,608	-		2,064	-	-	2,067	-	-
Total	$140,451	$209,621	$307,216	$186,337	$215,650	$300,971	$151,686	$215,083	$281,547

(a)	Revenues are attributed to countries based on the delivery location of the customer.
(b)	Property and equipment net of accumulated depreciation based on country location of assets.
*	Net sales for this country were less than 10% of total sales. Such sales were aggregated into “Other Europe,” “Asia” or “Other areas.”

5.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(Amounts in thousands, except per share data)

Fiscal year 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net sales	$35,877	$33,306	$30,310	$40,958	$140,451
Gross profit	9,077	7,032	6,202	7,519	29,830
Net income (loss)	2,977	3,306	(897)	(150)	5,236

Basic income (loss) per share	$0.09	$0.09	$(0.03)	$0.00	$0.15

Diluted income (loss) per share	$0.09	$0.09	$(0.03)	$0.00	$0.15

Fiscal year 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net sales	$47,046	$47,014	$48,078	$44,199	$186,337
Gross profit	13,178	10,968	11,278	10,220	45,644
Net income	9,703	3,338	5,566	4,245	22,852

Basic income per share	$0.28	$0.10	$0.16	$0.13	$0.67

Diluted income per share	$0.28	$0.10	$0.16	$0.12	$0.66

Fiscal year 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net sales	$32,862	$37,099	$38,593	$43,132	$151,686
Gross profit	4,074	2,447	4,452	6,728	17,701
Net (loss) income	(1,561)	(5,107)	(1,461)	4,555	(3,574)

Basic and diluted (loss) income per share	$(0.05)	$(0.15)	$(0.04)	$0.14	$(0.10)

6. Earnings Per Share

 In accordance with ASC 260, the Company has evaluated its diluted (loss) income per share calculation. The Company had outstanding options at September 30, 2013, 2012 and 2011 and outstanding warrants at September 30, 2012 and 2011, which were not included in the determination of diluted income (loss) per share for the fiscal 2013, 2012 and 2011 because the shares were anti-dilutive. Had these securities been dilutive, an additional 0.1 million, 1.8 million and 0.5 million, respectively, would have been included in the Company’s diluted income (loss) per share calculation for those years.

The following is the diluted impact of the options and warrants on net income (loss) per share for the fiscal years ended September 30, 2013, 2012 and 2011 respectively:

	Fiscal year ended September 30,
	2013	2012	2011
Numerators:
Net (loss) income	$5,236	$22,852	$(3,574)

Denominators:
Average shares outstanding – basic	34,375	34,358	34,378
Impact of stock options	248	93	-
Average shares outstanding – diluted	34,623	34,451	34,378

Basic earnings (loss) per share	$0.15	$0.67	$(0.10)

Diluted earnings (loss) per share	$0.15	$0.66	$(0.10)

7. FINANCING TRANSACTIONS

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion Hungarian Forint (“HUF”) to Zoltek’s Hungarian subsidiary, which translated at the September 30, 2013 exchange rate, is approximately $13.1 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. Zoltek’s Hungarian subsidiary did not receive any grant funding during fiscal 2013 and 2012 and received approximately HUF 0.1 billion in grant funding during fiscal 2011. As of September 30, 2013, Zoltek Zrt. had received an aggregate of approximately HUF 2.6 billion ($11.7 million) in funding pursuant to the grant. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

The Hungarian subsidiary may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary: fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees (as of September 30, 2013 Zoltek Zrt. has fewer than 800 employees); fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2013 to October 2018. In November 2013, we petitioned the Hungarian government to amend the current grant requirements, specifically lower the required employment levels and separate each year into its own measurement period rather than a single five-year measurement period. Whether or not our petition is approved by the Hungarian government, we expect that Zoltek Zrt. will comply with the requirements of the grant agreement during the measurement period. If Zoltek Zrt. is unable to comply with the grant agreement, it would be required to pay back all or a portion of the grant funds with possible interest which as of September 30, 2013 could total up to $16.6 million.

Financing Activity

Hungarian Financing

On June 15, 2012, Zoltek Zrt. completed an amended credit facility with Raiffeisen Bank Zrt. (the “Lender”) pursuant to which Zoltek Zrt. and the Lender entered into a Credit Facility Agreement, dated as of June 1, 2012, and a Restated and Amended Uncommitted Credit Line Agreement, dated as of June 1, 2012.  Under the credit facility, the Lender agreed to provide Zoltek Zrt.: (1) a term facility in the maximum amount of 13.6 million EUR ($18.4 million at the September 30, 2013 exchange rate) (the “Term Facility”) and (2) a multicurrency overdraft facility in the amount of up to 1.12 billion HUF ($5.1 million at the September 30, 2013 exchange rate) (the “Revolving Facility”).

The Term Facility is a five-year term loan and bears interest at 4.17%.  Principal under the Term Facility is payable semi-annually in equal installments.  The Revolving Facility is a revolving credit facility that expires on March 29, 2013 and has a total commitment of 1.120 billion HUF subject to a borrowing base. In addition to the Term Facility and the Revolving Facility, Zoltek Zrt. has obtained from the lender a bank guaranty in the amount of HUF 3.48 billion ($15.7 million at the September 30, 2013 exchange rate) as required by the Hungarian government grant.  The obligations of Zoltek Zrt. under this credit facility are guaranteed by the Company.

This credit facility contains representations and warranties, and contains a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, along with other covenants. The Company was in compliance with all covenants as of September 30, 2013. Zoltek Zrt. had previously maintained a credit facility with the Lender, which expired May 30, 2012 and the facility was replaced with the new facility. As of September 30, 2013, the Company had borrowed $14.7 million under this credit facility.

US Financing

On March 30, 2012, the Company entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area. The Enterprise Loan is a seven-year term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at a one-month LIBOR rate, plus 3%. The Company contemporaneously entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The loan agreement contains representations and warranties, and contains a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, along with other covenants. The Company was in compliance with all covenants as of September 30, 2013. As of September 30, 2013, the principal balance of this term loan was $9.1 million.

The Company primarily utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's former U.S. revolving credit facility with its former U.S. Bank; the original borrowings had financed purchase of our St. Peters, Missouri plant.

On April 27, 2012, the Company entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with interest based on LIBOR plus 2.5%, adjusted monthly. The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015. The Company was in compliance with all covenants as of September 30, 2013. As of September 30, 2013, the Company had no borrowings under this revolving credit agreement.

8. STOCK COMPENSATION EXPENSE

The Company maintains long-term incentive plans that authorize the Board of Directors or its Compensation Committee (the “Committee”) to grant key employees, officers and directors of the Company incentive or nonqualified stock options, stock appreciation rights, performance shares, restricted shares (“restricted stock awards”) and performance units. The Committee determines the prices and terms at which awards may be granted along with the duration of the restriction periods and performance targets. All issuances are granted out of shares authorized, as the Company has no treasury stock. The Company has the option, in its sole discretion, to settle awards under its 2008 incentive plans in cash, in lieu of issuing shares.

For fiscal 2013, 2012 and 2011, the Company recorded into selling and general administrative expenses and into its corporate/other segment $0.4 million, $1.0 million and $0.8 million, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718. There were no recognized tax benefits during fiscal 2013, 2012 or 2011, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The Company has not recognized the windfall tax benefit as the resulting deduction has not been realized via a reduction of income taxes payable.

Stock option awards

During fiscal 2012 the Company awarded performance-based stock options with separate performance conditions for vesting in respect of the Company’s results and individual performances in fiscal 2012, 2013 and 2014, to named executive officers and other key employees. The Company recognizes compensation expense related to each separate service period during the applicable period. The maximum number of performance-based options available to vest subject to certain operating performance targets is 685,000 and subject to the performance measures in a given fiscal year.  During fiscal 2012, the Company granted 105,000 stock options with a vesting period through December 2012 to certain key employees. During fiscal 2013, the Company granted stock options to purchase a total of 45,000 shares of common stock with a vesting period of one to two years to certain key employees, some of which were classified as performance-based stock options similar to stock options awarded during fiscal 2012.

              Annually, options to purchase 7,500 shares of common stock are issued to each director, other than the CEO, with an exercise price equal to the fair market value of the shares. In addition, newly elected directors receive options to purchase 7,500 shares of common stock. All such options vest immediately at time of grant. Directors were issued options to purchase 37,500 shares of common stock during fiscal 2013.

The following tables summarize information for options currently outstanding and exercisable at September 30, 2013:

			Options Outstanding
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (Years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	874,028	7	$5.71	$9,595,587
7.09	-	8.60	169,388	5	7.93	1,483,125
11.94	-	24.12	90,000	3	13.55	282,825
31.07			45,000	3	31.07	-
$5.47	-	31.07	1,178,416			$11,361,537

			Options Exercisable
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (Years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	224,028	6	$5.69	$2,465,087
7.09	-	8.60	101,888	3	7.97	888,400
11.94	-	24.12	90,000	3	13.55	282,825
31.07			45,000	3	31.07	-
$5.47	-	31.07	460,916			$3,636,312

Presented below is a summary of stock option plans activity for fiscal 2012 and 2013:

	Options	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
Exercisable at September 30, 2011	403,337	$21.43	$395,517
Outstanding at September 30, 2011	414,587	$21.41	$395,517
Granted	1,331,250	6.02
Exercised	(2,000)	2.07	11,240
Forfeited or expired	(300,000)	17.20
Outstanding at September 30, 2012	1,443,837	$8.12	$2,260,688
Exercisable at September 30, 2012	300,087	$17.06	$66,600

Outstanding at September 30, 2012	1,443,837	$8.12	$2,260,688
Granted	82,500	7.48
Exercised	(40,603)	5.95	435,948
Forfeited or expired	(307,318)	10.26
Outstanding at September 30, 2013	1,178,416	$7.60	$11,361,537
Exercisable at September 30, 2013	460,916	$10.20	$3,636,312

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

The fair value of the options granted during fiscal 2013, 2012 and 2011 was $0.4 million, $4.4 million and $0.3 million, respectively. As of September 30, 2013, the Company had $2.3 million total unrecognized compensation expense, net of estimated forfeitures related to stock option plans which will be recognized as expense over a remaining weighted average period of 1 year. Cash proceeds received from the exercise of stock options were $0.2 million, $0.1 million and $0.1 million for fiscal 2013, 2012 and 2011, respectively. The Company uses historical volatility for a period of time that is comparable to the expected life of the option.

Restricted stock awards

Under the Company’s equity incentive plans, employees and directors may be granted restricted stock awards with participation rights which are valued based upon the fair market value on the date of the grant. The balance of restricted stock awards outstanding was 15,000 shares as of September 30, 2012. As of September 30, 2013, there were no restricted stock awards outstanding.

In accordance with ASC 718, the Company determined its practice of settling vested restricted stock awards in cash resulted in a modification from equity to liability accounting for the remaining unvested restricted shares. The fair value of the modified liability award is measured each reporting date through settlement and any adjustments to increase or decrease the liability are recorded either as compensation cost or a charge to equity.

During fiscal 2013, the Company continued to recognize compensation cost for the original value of the award as the fair value of the original award is greater than the period-end fair value of unvested restricted shares. The difference between the change in the fair value of the liability and stock compensation recognized during the year of less than $0.1 million was recorded to additional paid-in capital.

9. COMMITMENTS AND CONTINGENCIES

LEASES

We rent office facilities and equipment under various operating leases. Rent expense for all operating leases was $1.4 million, $1.3 million and $1.6 million for fiscal 2013, 2012 and 2011, respectively.

The following table sets forth the future minimum lease commitments under operating leases at September 30, 2013 (amounts in thousands):

September 30,	Future Commitments for Operating Leases
2014	$1,235
2015	832
2016	819
2017	813
2018	813
Thereafter	2,446
Total	$6,958

We have rented forklifts and water treatment equipment under various capital leases in past years. We had no lease expense for capital leases for fiscal 2013 and 2012 and $0.1 million for the fiscal 2011.

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

In September and October 2013, a total of 13 purported class actions arising out of the execution of the Merger Agreement were filed against Zoltek and Zoltek’s directors in the Circuit Court of St. Louis County, Missouri by purported shareholders of Zoltek. All but one of the lawsuits also named Toray and/or Merger Sub as defendants. The lawsuits allege, among other things, that (1) each of Zoltek’s directors breached his fiduciary duties to Zoltek’s shareholders in connection with approval of the transactions contemplated by the Merger Agreement, and (2) that Zoltek, Parent and Merger Sub aided and abetted Zoltek’s directors in such breaches of their fiduciary duties. The lawsuits seek, among other things, injunctive relief preventing the parties from completing the merger and directing the Zoltek directors to account to Zoltek and the purported class for all damages suffered as a result of the breaches of fiduciary duties and awards of attorneys’ fees and expenses for the plaintiffs.

Zoltek has filed various motions to dismiss the actions against Zoltek and the individual directors of Zoltek, which motions are pending. The Circuit Court of St. Louis County, Missouri consolidated each of the actions described above under the caption In Re: Zoltek Companies, Inc. Shareholder Litigation on November 26, 2013. On November 27, 2013, the Court entered an order denying a motion filed by certain of the plaintiffs for expedited discovery. Cross Motions filed by the plaintiffs to designate lead plaintiffs and lead counsel are pending before the Court. On December 4, 2013, the Court entered an order appointing co-lead plaintiffs in the action, and in the same order, the Court appointed Goldenberg Heller Antognoli & Rowland, P.C. and Holloran White Schwartz & Gaertner LLP as interim co-lead counsel and appointed Wolf Haldenstein Adler Freeman & Herz LLP and Robbins Geller Rudman & Dowd LLP to the Plaintiffs’ Executive Committee.

We believe that the lawsuits are without merit and intend to defend against them vigorously. There can be no assurance, however, with regard to the outcome of this litigation.

The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of such claims and lawsuits when and if they arise should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of September 30, 2013, Zoltek has no recorded material legal reserves.

SOURCES OF SUPPLY

As part of its growth strategy, the Company has developed and manufactures its own precursor acrylic fibers and all of its carbon fibers and technical fibers. The primary source of raw material for the precursor is ACN (acrylonitrile), which is a commodity product with multiple sources.

10. INCOME TAXES

The components of income tax expense (benefit) for fiscal 2013, 2012 and 2011 are as follows (amounts in thousands):

	2013	2012	2011
From continuing operations:
Current:
Federal	$-	$52	$128
State	12	(14)	3
Foreign	1,251	1,215	611
	1,263	1,253	742
Deferred:
Federal	-	-	-
State	-	-	-
Non - U.S.	99	(71)	169
	99	(71)	169
Total operations	$1,362	$1,182	$911

Deferred income taxes reflect the tax impact of carryforwards and temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Cumulative carryforwards and temporary differences giving rise to the net deferred income tax liability at September 30 are as follows (amounts in thousands):

	September 30,
	2013	2012
Deferred tax assets:
Accrued employee compensation	$115	$107
Reserves	270	273
Other assets	17	17
Non-Qualified Stock Compensation	1,236	1,236
Net operating loss and credit carryforwards	38,824	32,628
	40,462	34,261

Deferred tax liabilities:
Property, plant and equipment	(14,024)	(12,255)
Prepaid expenses	(124)	(162)
	(14,148)	(12,417)
Total deferred taxes	26,314	21,844
Less: valuation allowance	(26,634)	(22,137)
Net deferred tax liability	$(320)	$(293)

Classification of deferred taxes:
Current deferred tax asset (included in other current assets)	$168	$180
Long-term deferred tax liability	(488)	(473)
	$(320)	$(293)

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

The provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows (amounts in thousands):

	2013	2012	2011
At statutory rate:
Income tax (benefit) expense on income (loss) from operations	$2,243	$8,172	$(905)
Increases (decreases):
Effect of lower foreign statutory rates	(3,425)	(4,540)	(175)
Change in valuation allowance on net operating loss	4,294	(1,782)	(395)
State taxes, net of federal benefit	(43)	(22)	33
Local taxes, non-U.S.	1,045	1,018	611
Change of uncertain tax positions	16	(71)	(46)
Reflection of tax rate change – non-U.S.	(641)	(2,506)	1,748
Fair market value of warrants	-	(32)	(422)
R&D credits	(67)	(33)	(186)
Mexico inflationary adjustment	(772)	921	560
True up for Mexico inflationary adjustment	(1,397)	-	-
Other	109	57	88
	$1,362	$1,182	$911

The change in valuation allowance is impacted by the expected realization of deferred assets related to tax carryforwards and temporary differences. In fiscal 2013, the Company recorded a true-up to our provision to reflect tax deductions related to inflation adjustments which were recorded on our tax returns, but not reflected in the provision. The true-up relates to an annual inflation adjustment deduction allowed by Mexico, which consists of determining the monetary gain or loss, derived from the effect of the inflation on debits and credits, including assets related to net operating loss carryforwards. The incremental deferred tax assets related to these losses are offset by a full valuation allowance.

The consolidated income (loss) from continuing operations before income taxes by domestic and foreign sources for the years ended September 30, 2013, 2012 and 2011 was as follows (amounts in thousands):

	2013	2012	2011

Domestic	$(8,474)	$(996)	$3,041
Foreign	15,072	25,030	(5,704)
Income (Loss) from operations before income taxes	$6,598	$24,034	$(2,663)

The Company currently has domestic net operating loss carryforwards of approximately $70.5 million available to offset future tax liabilities, which expire between 2021 and 2030. Included in the net operating loss carry-forwards are stock option deductions of approximately $19.9 million. The benefits of these tax deductions, referred to as excess tax benefits, will be credited to additional paid-in capital upon being realized or recognized. The Company has recorded a full valuation allowance against its deferred tax asset because it is more likely than not that the value of the deferred tax asset will not be realized.

The Company currently has a foreign net operating loss carryforward of approximately $89.6 million. $43.5 million expires between 2017 and 2022 and $46.1 million has unlimited carryforward. Though the Hungarian loss carryforward does not expire, utilization is limited to 50% of the taxable income generated thus extending the anticipated carryforward period of these net operating losses.

Income tax expense was $1.4 million for fiscal 2013 compared to a tax expense of $1.2 million for fiscal 2012. During fiscal 2013, income tax expense of $1.1 million was incurred related to the local Hungarian municipality tax and $0.1 million was incurred related to Hungarian federal taxes. Our utilization of Hungarian tax loss carryforward in Hungary is limited to only 50% of taxable income in fiscal 2013 and beyond. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million. During fiscal 2012, income tax expense of $1.1 million was incurred related to the local Hungarian municipality tax. An additional income tax expense of $0.1 million was recorded during fiscal 2011 related to increasing the valuation allowance against the deferred tax asset for the Hungarian subsidiary. Local and federal alternative minimum taxes in the U.S. and Mexico were $0.2 million.

In September 2013, the U.S. Treasury issued final Internal Revenue Code 263(A) Tangible Property Regulations (“TPR”) addressing the tax consequences associated with the acquisition, production, improvement and disposition of tangible property.  The TPR are effective for tax years beginning on or after January 1, 2014, which for the Company is its year beginning October 1, 2014.   Because these are non-discretionary, required regulations, taxpayers must reflect the impact of these regulations in the period in which they were issued.  Some sections of the TPR (in particular, the repairs/improvements sections) may potentially require taxpayers to reflect a “cumulative effect adjustment” to currently deduct historically capitalized items that would have been eligible to be treated as currently deductible for tax purposes when applying the TPR, net of accumulated depreciation deductions claimed to date.  As of the date of the filing of these financial statements, the U.S. Treasury Department has not yet issued transitional guidance in the form of Revenue Procedures that would clarify how the TPR will be adopted, and whether or not such a cumulative effect adjustment would, in fact, be required as it relates to repairs and improvements.

Our U.S. operations have a significant deferred tax asset related to a net operating loss (“NOL”) carryforward.  Any cumulative effect adjustment identified at this point would simply result in a reclass from the noncurrent deferred tax item for property, plant and equipment to a noncurrent deferred tax item for the cumulative effect adjustment related to the TPR. Because of Zoltek’s full valuation allowance position on deferred tax assets related to the U.S. operations, there would be no impact to the income statement or to the classification on the balance sheet related to the potential deduction of repairs and improvements.  As a result, although the Company is required to recognize the impact of enacted legislation, because the changes do not impact the income statement or balance sheet, we have not reflected the changes in the gross deferred balances in the footnote.  Once the U.S. Treasury Department issues transitional guidance Revenue Procedures related to the TPR, we will consider that guidance to determine any impact to our balances.

11. DEBT

Revolving Credit Facilities

U.S. Operations – The Company’s U.S. subsidiary has a revolving credit facility with JPMorgan Chase, N.A., the term of which expires April 27, 2015. There were no borrowings outstanding under this facility as of September 30, 2013. The credit facility is subject to a borrowing base and other financial covenants.

Hungarian Operations – The Company’s Hungarian subsidiary has a revolving credit facility with Raiffeisen Bank Zrt., which expires March 29, 2013. The credit facility has a total commitment of 1.120 billion HUF ($5.1 million at the September 30, 2013 exchange rate). There were no borrowings outstanding under this credit facility at September 30, 2013. The credit facility is subject to a borrowing base.

Term Facilities

US Operations – The Company has a term loan with Enterprise Bank & Trust secured by the real property associated with certain of its facilities in the St. Louis, Missouri area. The term loan is a seven-year loan maturing March 30, 2019. The loan agreement contains a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, along with other covenants.

Hungarian Operations – The Company’s Hungarian subsidiary has a term facility with Raiffeisen Bank Zrt., which matures June 15, 2017. The facility agreement contains a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, along with other covenants.

The Company had no borrowings under credit lines as of both September 30, 2013 and 2012. The Company’s long-term debt consists of the following (amounts in thousands):

	September 30, 2013	September 30, 2012

US term loan	$9,055	$9,667
Hungarian term facility	14,655	17,472
Total long-term debt including current maturities	$23,710	$27,139
Less: amounts payable within one year	(4,330)	(4,161)
Total long-term debt, less current maturities	$19,380	$22,978

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

Warrants and Restricted Shares

The Company adopted ASC 815-40 on October 1, 2009. In connection with the adoption, the Company determined that its outstanding warrants as of the adoption date, which include warrants issued in May 2006, July 2006, October 2006 and December 2006, were not indexed to the Company’s own stock. Accordingly, these warrants were treated as a liability carried at fair value, which requires separate accounting pursuant to ASC 815-40. The fair value of the warrants was reclassified from equity to a liability carried at fair value on October 1, 2009.

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

A liability carried at fair value of $3.1 million was established related to the warrants as of October 1, 2009. The adoption of ASC 815-40 also resulted in a cumulative adjustment to accumulated deficit of $12.6 million and a cumulative adjustment to additional paid-in capital of $15.6 million. The warrants were remeasured and adjusted to fair value at the end of each reporting period.

As the warrants expired during fiscal 2013, the Company reversed the outstanding warrant liability. As a result of the reversal, the Company recorded a change in fair value associated with these warrants as a gain totaling less than $0.1 million for fiscal 2013.

Beginning in the quarter ended June 30, 2010, the Company determined that liability classification of its restricted shares is appropriate based on the recent practice of settling restricted shares in cash. The unamortized fair value of the restricted shares was reclassified from equity to a liability carried at fair value on April 1, 2010. The fair value of the restricted shares is determined using the current market price for the shares and an estimated forfeiture rate, an unobservable input. Although the market price of the shares are based on quoted prices in an active market, the forfeiture rate is considered to be a significant input and therefore we have deemed the liability associated with the restricted shares to be Level 3. As of September 30, 2013, there were no restricted shares outstanding.

The fair value of warrants, restricted shares, and the interest rate swap as of September 30, 2013, 2012 and 2011 was as follows (amounts in thousands, except per share amounts):

Description	Wtd. Avg Fair Value Per Share	Shares Issuable Upon Exercise	Total	Level 1	Level 2	Level 3

Warrants
As of September 30, 2012	-	827,789	-	-	-	-
As of September 30, 2013	-	-	-	-	-	-

Restricted Shares
As of September 30, 2012	7.33	15,000	110	-	-	110
As of September 30, 2013	-	-	-	-	-	-

Interest Rate Swap
As of September 30, 2012	-	-	384	-	384	-
As of September 30, 2013	-	-	122	-	122	-

During fiscal 2013, 827,789 warrants expired. The fair value liability balance of warrants decreased by less than $0.1 million during fiscal 2013 related to their expiration. The restricted shares balance decreased by $0.1 million related to their settlement of 15,000 shares that vested during fiscal 2013. Both the warrant and restricted stock fair value balances were recorded as short-term liabilities in “Accrued expenses and other liabilities” on the balance sheet. The interest rate swap balance decreased by $0.3 million related to a decrease in fair value. The interest rate swap balance is recorded as a long-term liability in “Liabilities carried at fair value” on the balance sheet.

Derivatives designated as hedging instruments	Change in Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Loss

Interest Rate Swap

Twelve months ended September 30, 2013	$262
Twelve months ended September 30, 2012	$(384)

As of September, 2013, no deferred gains or losses are expected to be reclassified from accumulated other comprehensive income (loss) into earnings as interest expense related to the interest rate swap over the next twelve months as its critical terms matched those of the term loan at inception and through September 30, 2013.

The recorded amounts of cash, accounts receivable, debt and accounts payable approximate their fair values at both September 30, 2013 and 2012.

13. PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan for the benefit of employees who have completed six months of service, worked 501 or more hours in the current year and attained 21 years of age. No contributions were made by the Company for fiscal 2013, 2012 and 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013. All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

In making its evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based upon this evaluation, our management has concluded that as of September 30, 2013, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as of September 30, 2013, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age, principal occupation or position and other directorships with respect to each of our directors are set forth below.

Class I Directors (Terms expiring in 2015)

Linn H. Bealke, age 69, has served as a director of our Company since 1992. For more than five years prior to October 2002, he was President and Director of Mississippi Valley Bancshares, Inc. (a bank holding Company) and Vice Chairman of Southwest Bank of St. Louis (a commercial bank). In October 2002, Mississippi Valley Bancshares, Inc. was merged into Marshall and Ilsley Corporation. Mr. Bealke continued to serve as Vice Chairman of Southwest Bank of St. Louis until his retirement in December 2004.

George E. Husman, age 68, has served as a director of our Company since 2007. Mr. Husman was appointed Chief Technology Officer of our Company in February 2007. Prior to joining us, Mr. Husman was the Associate Director for Engineering Research at the University of Alabama at Birmingham since 2004. From 1993 to 2004, Mr. Husman served as the Vice President, Engineering Division, at the Southern Research Institute in Birmingham, Alabama. Prior to 1993, Mr. Husman spent six years with BASF Structural Materials, Inc. in various positions, including Vice President for Business Development and Vice President for Research & Development, and he spent 18 years at the Materials Directorate at Wright-Patterson Air Force Base in various research and management positions.

Class II Directors (Terms expiring in 2016)

Michael D. Latta, age 72, has served as a director of our Company since 2007. Mr. Latta previously served as Chairman of the Board of Universe Corporation (a construction engineering and materials distributor). He served in this position from 1997 to 2012. He served as Chairman of the Board of Res Q Tec, Inc. (a manufacturer of hydraulic and pneumatic rescue equipment) from 1995 to 2010. Prior to 1995 he was President of Safety Equipment (a manufacturer of emergency vehicle warning equipment) from its founding in 1974.

Pedro Reynoso, age 69, has served as a director of our Company since 2009. Mr. Reynoso is President and CEO of Planfin, S.A. de C.V., a Mexican consulting firm he founded in 1982. Since 2002, he has also served as Director of Operations for the textile and packaging divisions of Cydsa, S.A. de C.V., a publicly traded Mexican Company that operates in the chemical and textile markets. Before joining Cydsa, Mr. Reynoso served in various executive and operating positions in manufacturing and financial services businesses. He also serves on the boards of directors of various publicly traded and privately owned Mexican companies active in a range of industries, including mining, real estate, textiles, electronics and energy.

Class III Directors (Terms expiring in 2014)

Zsolt Rumy, age 71, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975 and served as its interim Chief Financial Officer from May 2008 to April 2009. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966.

Charles A. Dill, age 74, has served as a director of our Company since 1992. He is currently Managing Partner of Two Rivers Associates, LLC, a private equity firm, which is the successor to Gateway Associates, LP, where Mr. Dill was a General Partner since 1995. From 1990 to 1995, he served as CEO of Bridge Information Systems, Inc. (a provider of online data to institutional investors). From 1987 to 1990, Mr. Dill was President of AVX Corporation (a NYSE-listed global manufacturer of electronic components). Previous to 1987, Mr. Dill’s early career was spent in a number of executive positions with Emerson Electric, where he led the international growth and globalization of the Company. Mr. Dill serves as a director of Stifel Financial Corp. (an investment banking firm), as well as several private companies.

Qualifications of the Board of Directors

The Board of Directors considers the experience, qualifications, attributes and skills, taken as a whole, in its selection of directors and nominees for the Board of Directors. The Board of Directors has set no specific minimum qualification for a nominee to the Board of Directors. Generally, selection of the current members of the Board of Directors focused on the information discussed in each of the directors’ individual biographies as set forth above under “Directors.” In particular, the Board of Directors considered the following attributes of our directors in its assessment:

• With regard to Mr. Bealke, the Board considered his extensive experience in banking and finance industries along with his managerial and financial expertise.

• With respect to Mr. Husman, the Board considered his educational background and research experience, as well as his manufacturing and management experience and his technical knowledge of the carbon fiber manufacturing and advanced composites industry.

• With regard to Mr. Latta, the Board considered his extensive management and manufacturing experience as well as his entrepreneurial know-how and financial expertise.

• With regard to Mr. Reynoso, the Board considered his experience and expertise across multiple facets of manufacturing businesses, and his background in multinational companies and global operations and his familiarity with doing business in Mexico where the Company has a major facility.

• With regard to Mr. Rumy, the Board considered his expertise in the carbon fiber, composite materials and manufacturing industries, and his long tenure as the founder and principal executive officer of the Company.

• With regard to Mr. Dill, the Board considered his extensive management and business experience, including his financial expertise and service on the Boards of Directors of other public companies.

Board Committees

Our Board has a standing Audit Committee and a standing Compensation Committee. The members of the Audit Committee are Messrs. Bealke, Dill, Latta and Reynoso, all of whom are considered independent under the listing standards of Nasdaq. Mr. Dill serves as the Audit Committee’s financial expert. The Audit Committee operates under a written charter adopted by the Board of Directors. The Audit Committee charter is available at www.zoltek.com. The primary functions of the Audit Committee are to oversee (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent auditors’ qualifications and independence and (d) the performance of our internal audit function and independent auditors. The Audit Committee’s activities are intended to involve guidance and oversight and not to diminish the primary responsibility of management for our financial statements and internal controls.

The Compensation Committee is comprised of Messrs. Dill and Latta, each of whom is considered independent under the listing standards of Nasdaq. The Compensation Committee is authorized to review and make recommendations to our Board of Directors regarding the salaries and bonuses to be paid executive officers and to administer our long-term incentive plans. The Compensation Committee (a) determines the compensation level of our Chief Executive Officer and changes to that compensation and oversees compensation levels of other executive officers, as well as certain other highly-compensated key employees, (b) reviews the Compensation Discussion and Analysis relating to our Company’s executive compensation programs and approves the inclusion of the same in our proxy statement and this report and (c) along with the Board of Directors, administers, and makes recommendations with respect to, our incentive compensation plans and stock-based plans. The Compensation Committee charter is available at www.zoltek.com.

Executive Officers

Backgrounds

The name, age, position and principal occupation with respect to each of the executive officers of the Company are set forth below.

Zsolt Rumy, age 71, is the founder of the Company and has served as its Chairman, Chief Executive Officer and President and as a Director since 1975 and served as its interim Chief Financial Officer from May 2008 to April 2009. Mr. Rumy received a B.S. degree in Chemical Engineering from the University of Minnesota in 1966.

Andrew W. Whipple, age 50, has served as the Chief Financial Officer and Chief Accounting Officer since April 2009. Prior to this, he served as Chief Accounting Officer of the Company from May 2008 to April 2009. Mr. Whipple served as a Senior Manager in the St. Louis office of Deloitte & Touche, LLP where he worked from 1993 to 1998, when he joined Digital Teleport, Inc. as its Controller and was later promoted to Chief Financial Officer. After Digital Teleport was acquired by CenturyTel in June of 2003, he became Vice President of Operational Support at the telecommunications company and served there for four years prior to joining E3 Biofuels as its Chief Financial Officer from 2007 to 2008. Mr. Whipple is a CPA and received a B.S. degree in accounting from Virginia Tech in 1985.

George E. Husman, age 68, has served as the Chief Technology Officer of the Company since January 2007. Mr. Husman holds a B.S. in aerospace engineering from the University of Cincinnati and a M.S. in materials engineering from the University of Dayton. He spent 18 years at the Materials Directorate at Wright-Patterson Air Force Base in research and management positions, including Director of the Nonmetallic Materials Division. Upon leaving the Air Force in 1986, he joined BASF Structural Materials, Inc., in Charlotte, North Carolina, as Vice President for Business Development. At BASF, he also served as VP & General Manager of Thermoplastic Composites and Vice President for Research and Development. In 1993, Mr. Husman joined Southern Research Institute in Birmingham, Alabama, as Vice President of the Engineering Division, and prior to joining Zoltek, he was the Associate Director for Research in the School of Engineering at the University of Alabama at Birmingham.

Dr. Philip Schell, age 58, has served as Executive Vice President-Wind Energy since January 2011. Prior to this, he served as Vice President of Sales since July 2009. Prior to joining Zoltek, Dr. Schell was Director of Corporate Growth at Fibergrate Composite Structures from August 2006 to July 2009. Additionally, he has worked at PPG Industries and Saint-Gobain Vetrotex in their Fiber Glass business units as well the adhesives business unit of Ashland Chemical. During his time with PPG, Dr. Schell spent five years as European Research Manager for PPG’s fiber glass business located in Hoogezand, The Netherlands. Dr. Schell holds over 10 United States patents from research and development work carried out at PPG Industries and Ashland and has published several papers in various American Chemical Society journals from work carried out in graduate school. He earned a B.A. in chemistry from Benedictine College and a Ph.D. from Kansas State University in Physical Organic Chemistry.

David Purcell, age 38, has served as Vice President-Composite Intermediates Division since January 2011.  Prior to this, he served as the Director of Marketing and Business Development from January 2008 to 2011.  Prior to joining Zoltek, Mr. Purcell spent ten years as a management consultant in Deloitte’s Strategy & Operations Group, where he primarily worked on mergers and acquisitions in the high-tech manufacturing industry.  Mr. Purcell holds an MBA and Masters in Engineering from the University of Michigan, and a B.S. in Mechanical Engineering from Bucknell University.

Code of Ethics

We have adopted a Senior Executives Code of Ethics that applies to our executive officers. The Senior Executives Code of Ethics may be obtained free of charge by sending a written request to Jill A. Schmidt, Zoltek Companies, Inc., 3101 McKelvey Road, St. Louis, Missouri 63044.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of our outstanding stock, file reports of ownership and changes in ownership with the SEC. To the knowledge of management, based solely on its review of such reports furnished to us and written representations that no other reports were required to be filed, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended September 30, 2013.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Executive Compensation and Philosophy

The Compensation Committee of the Board of Directors is responsible for establishing and overseeing our overall compensation policy. The Compensation Committee is responsible for the determination of the compensation levels of our Chief Executive Officer and oversight of all executive compensation paid to the named executive officers included in the Summary Compensation Table below. For additional information regarding the Compensation Committee, see “Board Committees” under the heading “Directors” in Item 10 of Part III of this report. The guiding principle of the Compensation Committee is the belief that executive compensation should be based on performance and productivity in contributing to the success of Zoltek and the growth in shareholder value.

For the fiscal year ended September 30, 2013, our named executive officers consisted of Zsolt Rumy, the Chief Executive Officer, Andrew W. Whipple, Chief Financial Officer, George E. Husman, Chief Technology Officer, Dr. Philip Schell, Executive Vice President-Wind Energy, and David Purcell, Vice President-Composite Intermediates of our Company, who were the only executive officers of our Company whose salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”).

Certain of the primary elements of Zoltek’s executive compensation program are discretionary based upon the Compensation Committee’s evaluation of attainment of overall corporate goals. The Compensation Committee takes a comprehensive approach to determining the mix and level of executive compensation by making an overall assessment of the performance of each of the Named Executive Officers and his role and relative contribution. This approach consists of a subjective consideration of each Named Executive Officer’s overall role in the Company, not on individual, predetermined metrics or data points. Zoltek seeks to meet its ultimate responsibility to its shareholders by striving to create superior, long-term return on their investment through successful execution of the Company’s long-term strategy, earnings growth and the prudent management of our business. The Compensation Committee oversees the Company’s executive compensation program with the goal that total compensation paid to its executive officers, including the Named Executive Officers, is fair internally, competitive externally, offers appropriate motivation and discourages excessive risk-taking.

The Zoltek executive compensation program includes both cash and stock-based compensation. Actual levels of total compensation in any given year are a function of the Compensation Committee’s and the Board’s assessment of the executive officer’s success in achieving Company goals and executing the Company’s strategy. Beginning in fiscal 2012, the Compensation Committee made certain changes to our long-term equity incentive program to emphasize performance-based stock options. See “– Long-Term Incentive Compensation” below.

Evaluation of Executive Performance

In evaluating the executive officers’ performance and in order to insure that the executive compensation packages are competitive, from time to time the Compensation Committee and the Board review the compensation paid to each executive officer. In making a determination, the Compensation Committee and the Board give material consideration to the Company's results of operations and financial condition, competitive factors and the Company’s resources. The Board is cognizant that as a relatively small Company, Zoltek has limited resources and opportunities with respect to recruiting and retaining key executives. Accordingly, from time to time, the Company has relied upon long-term employment agreements to retain qualified personnel and granting of equity-based awards with required vesting periods. The Committee does not have a particular policy of establishing salaries or equity compensation for Zoltek executive officers compared to a peer group of companies. However, the members of the Compensation Committee make general comparisons based on their extensive business experience. Currently, no executive officers have employment agreements.

As part of its oversight function, the Compensation Committee and the Board review the status of the executive officers, their positions, progress towards overall Company objectives and compensation. The Compensation Committee and the Board also regularly meet with the Chief Executive Officer to discuss overall executive team capabilities and capacity as well as individual executive performance. The Chief Executive Officer recommends the amount and form of compensation for the other executive officers.

The Chief Executive Officer evaluates the other executive officers in terms of their individual job performance and contribution to overall Company performance. The Chief Executive Officer then reviews his evaluations with the Board of Directors, including members of the Compensation Committee. The Compensation Committee meets with the Chief Executive Officer and discusses his recommendations. The Compensation Committee also meets with the Chief Executive Officer and evaluates his performance and discusses future compensation considerations. The Committee’s assessment also includes recognizing the current value created from consistent effort in prior years and anticipating future value creation through current efforts.

Executive Compensation Components

In fiscal 2013, the components of compensation for Zoltek’s executive officers, including the Named Executive Officers, were:

• Salary;

• Annual incentive compensation;

• Long-term incentive compensation;

• Certain additional employee benefits; and

• Management continuity arrangements in connection with the strategic alternatives assessment process and the subsequent Merger Agreement with Toray.

These components of the executive officers’ total compensation program are discussed more fully below.

Salary

The Company pays the executive officers salaries to compensate them for services given during the year. The Compensation Committee considers performance evaluations from the Chief Executive Officer for the past year, and that individual’s future potential, as well as how the executive has contributed to Zoltek’s performance generally. The following table shows for each Named Executive Officer salary compensation for each of fiscal 2012 and 2013 and the percentage increase in salary from fiscal 2012 to fiscal 2013:

Name	2012	2013	% Increase
Zsolt Rumy	500,000	500,000	n/a	(1)
Andrew Whipple	275,000	275,000	n/a
George E. Husman	300,000	300,000	n/a
Philip Schell	225,000	225,000	n/a
David Purcell	180,000	180,000	n/a

(1)             At Mr. Rumy’s request, the Compensation Committee maintained Mr. Rumy’s annual base salary at $500,000 for fiscal 2013. In view of past constraints on the Company’s resources, Mr. Rumy’s base salary has remained below the level which the Compensation Committee believes the Company would otherwise expect to pay for an executive of Mr. Rumy’s background and responsibilities.

Annual Incentive Compensation

The annual incentive component of compensation is a cash payment designed to link executive pay to the Company’s annual performance. The annual incentive compensation for fiscal 2013 was discretionary based upon the Compensation Committee’s evaluation of overall corporate performance, but there were no specific goals established by the Compensation Committee to determine annual incentive compensation. The determination of whether to grant awards to an executive officer under this component is based on the Compensation Committee’s evaluation of the individual’s contribution to the Company’s progress toward achieving strategic goals that the Compensation Committee believe enhance shareholder value, as well as the level of participation in long-term incentives. In considering the advisability of paying annual incentive compensation for fiscal 2013, the Compensation Committee determined that, the Company’s performance fell short of current strategic goals, and therefore, no bonuses would be paid to executive officers for fiscal 2013.

Long-Term Incentive Compensation

Generally.

The primary purpose of our long-term incentive program is to align the interests of our key employees, including the executive officers, with the interests of our shareholders by offering these key employees an opportunity to benefit from increases in the market price of our common stock. The granting of stock options and restricted stock is specifically targeted toward retention of our executive officers and other key employees. Our equity incentive program provides long-term incentives that have enabled us to attract and retain key employees by encouraging their ownership of our common stock.

Option grants, when made to non-directors, are granted pursuant to our 2008 Long-Term Incentive Plan, which was approved by our shareholders in February 2008. No stock options are granted at a price that is less than the fair market value of a share of our common stock on the date of grant. Outstanding employee stock options typically expire ten years from the date of grant. Options typically terminate three months after termination of employment, or 12 months after termination of employment in the case of retirement, death or total disability. There may be times when options may be granted when the Board or Compensation Committee is in possession of material non-public information. The Compensation Committee typically does not take such information into account when determining whether and in what amount to make option grants.

The granting of restricted stock is specifically targeted toward the retention of the grantees. Restricted shares granted in fiscal 2008 vested 17% after the first year, 33% after the second year and 50% after the third year from date of grant. Restricted shares granted in fiscal 2009 vest 50% on December 31, 2011 and 50% on December 31, 2012. The Company has settled vested restricted share grants by payment of the share’s value in cash for shares which vested during fiscal 2013 and prior fiscal years.

2012 Performance-Based Stock Option Grants.

In November 2012, the Company approved a performance-based stock option program (the “Performance Option Program”) to align equity incentives to company performance in furtherance of driving the Company’s long-term financial success and achieving its goal of $500 million in sales by fiscal 2015. Under the Performance Option Program, the Company awarded executive officers and other key employees performance-based stock options with separate financial performance vesting conditions and individual performance vesting conditions for each of fiscal 2012, 2013 and 2014.

For each fiscal year in the three-year performance period beginning with fiscal 2012 and ending with fiscal 2014, the Compensation Committee established threshold, target and maximum goals for total revenue, the achievement of which establishes the total pool of options (the “available option pool”) that could potentially vest in respect of that year’s performance. For each award, under the Performance Option Program, the maximum number of shares available to vest in each fiscal year’s pool is equal to one-third of the total number of shares subject to the award. The actual available option pool for each award is determined based on the total revenue of the Company measured against the threshold, target and maximum revenue goals established for the applicable fiscal year. The threshold for fiscal 2014 will equal $140 million, the Company’s reported revenue for the immediately preceding fiscal year. The targeted revenue goal for fiscal 2014 is $450 million. Once the available option pool for a fiscal year is established for each award, the number of options subject to the award that vest in such fiscal year is determined by weighted Company financial performance measures based on total revenue and Company earnings before income tax, depreciation and amortization, and on individual performance measures established for each executive officer. These individual performance objectives are generally based on such executive officer’s position, individual goals and the strategic objectives of the Company. Individual performance objectives are measured and are based on an approved individual business plan designed to contribute to the revenue growth and earnings objectives of the Company. The financial performance and individual performance objectives and their weightings were established at the beginning of the three-year measurement period. At the end of each fiscal year, the Compensation Committee reviews with management the achievement of the financial performance and individual performance objectives under the Performance Option Program, and determines for each award the number of shares that vested in the applicable fiscal year.

In November 2011, under the Performance Option Program the Compensation Committee granted performance stock options, subject to vesting, to our Named Executive Officers in the following maximum amounts: Mr. Rumy, 187,500 shares; Mr. Whipple, 150,000 shares; Mr. Husman, 75,000 shares; Mr. Schell, 150,000 shares; and Mr. Purcell, 150,000 shares. Each of the awards vests over a three-year period, and has an exercise price of $5.72 per share, the closing price of our common stock on the date of grant. For fiscal 2013, the Company’s total revenue of $140 million did not exceed the $186 million revenue threshold. In October 2013, the Compensation Committee determined that, based on the applicable financial performance and individual performance objectives for each award, no options vested under the Performance Option Program for fiscal 2013 for any of the Named Executive Officers.

Certain Additional Employee Benefits

 Standard Benefits Package

As with all other Zoltek employees, executive officers are eligible for health and dental insurance, accidental death insurance, disability, vacation, 401(k) and other similar benefits offered by the Company. The Company’s benefits package generally is designed to assist employees in providing for their own financial security in a manner that recognizes individual needs and preferences.

Perquisites

In order to provide a more competitive compensation package for Mr. Rumy and in recognition that his base salary remains significantly below the level which the Committee believes the Company would otherwise expect to pay for an executive of Mr. Rumy’s background and responsibilities, during fiscal 2013 we reimbursed Mr. Rumy for dues to social/country clubs of his choosing in the amount of $41,475 which Mr. Rumy utilizes in connection with his business activities on behalf of the Company. In addition, we provided him with an automobile allowance of $18,000. The Company does not generally offer management any other personal benefits not available to Company employees.

 Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1,000,000 on the amount of compensation that Zoltek may deduct in any one year with respect to each of its five most highly paid executive officers. To maintain flexibility in compensating executive officers in a manner designed to promote corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible but will consider requiring compensation to be deductible on a case-by-case basis.

Risk Oversight of the Company Compensation Program

Our Company carefully monitors compensation levels to ensure they reflect an appropriate balance of pay-for-performance within acceptable risk parameters. Our Compensation Committee and Board generally considered compensation risk of the various elements of our Company’s overall compensation program (including incentive compensation programs). The Compensation Committee and Board considered, with input from management, our Company’s compensation programs including appropriate internal controls to mitigate or reduce risk. For example, the fact that the Company did not report any material weakness in its internal controls over financial reporting resulted in additional vesting of performance-based options. Based on the review, the Compensation Committee and Board determined that our Company’s compensation programs and policies do not create excessive and unnecessary risk taking. Our Company and the Compensation Committee and Board will continue to monitor and ensure proper policies and procedures are maintained to ensure ongoing risk management and assessment of compensation practices.

Compensation Payable in Connection with the Merger

As described above, in fiscal 2013, the Company undertook a strategic alternatives evaluation process to determine the best strategic alternative to maximize shareholder value. This process culminated in the Company’s entry into the Merger Agreement with Toray on September 27, 2013. The Compensation Committee determined that the strategic alternatives evaluation process and the Merger negotiations with Toray could cause the Company to lose key employees or executive officers due to the uncertainty associated with the process and the negotiations. Loss of these key employees and executive officers would be disruptive to the Company’s business and could negatively affect shareholder value. As a result, the Compensation Committee determined that adjustments to the compensation of certain key employees and executive officers, including the Named Executive Officers, were appropriate under the circumstances.

The Compensation Committee designed these adjustments to provide for the continuity of the Company’s management and operations through the closing of the Merger without adversely affecting the Merger Consideration to be paid to the Company’s shareholders in the Merger. The Compensation Committee determined that continuity of management and operations would facilitate successful completion of the Merger and thereby benefit the Company’s shareholders. Additionally, the Compensation Committee sought to provide the Company’s key employees and executive officers a reward for their significant short-term efforts that contributed to the strategic alternatives evaluation process and the negotiation of the Merger Agreement.

Amendment to Non-Qualified Stock Option Agreements

In connection with the strategic alternatives evaluation process, on April 8, 2013, the Compensation Committee authorized the Company to execute amendments (the “April Amendments”) to the stock option agreements under which unvested options (including options held by each of the Named Executive Officers) are outstanding to apply provisions of the Company’s 2008 Long-Term Equity Incentive Plan (the “Plan”) to accelerate vesting of options upon a Change of Control (as defined in the Plan). Under the April Amendments, two-thirds of the value of unvested options would be realized immediately upon a Change of Control and the remaining one-third would be realized if the option holder continues to be employed by the Company or its successor for 90 days after the Change of Control or if the option holder’s employment is terminated without cause before the end of that period.

In connection with the Merger Agreement, on September 25, 2013, the Compensation Committee authorized additional amendments to the stock option agreements to provide that the entire value of the unvested options would be realized immediately upon a Change of Control. The amendments were made at Toray’s suggestion to avoid apparent uncertainty with respect to compliance of the options with Section 409A of the Internal Revenue Code of 1986, as amended.

The Compensation Committee determined that by requiring the option holder to remain employed by the Company or its successor through the Change of Control (or be terminated without cause) for acceleration to occur, the Company would be less likely to lose key employees and executive officers, the loss of which could hinder the Company’s ability to consummate a Change of Control, including the Merger.

In accordance with the amended stock option agreements and the Merger Agreement, unvested options, including those held by the Company’s executive officers and directors, will vest and be converted into the right to receive an amount equal to the per share Merger Consideration in cash, without interest, less the per-share exercise price for each share of common stock issuable upon exercise of the option and any applicable withholding taxes.

The following table sets forth as of November 25, 2013, for each of our executive officers, including the Named Executive Officers, and directors (1) the aggregate number of shares of common stock subject to unvested options, (2) the weighted average exercise price of the unvested options, and (3) the amount of consideration we expect each such executive officer and director to receive in exchange for his unvested options on a pre-tax basis upon the occurrence of the Merger, assuming the holder remains in his position with Zoltek at the effective time of the Merger.

Name	Aggregate Number of Shares Subject to Unvested Options	Weighted Average Exercise Price ($)	Aggregate Consideration ($)(1)
Zsolt Rumy	62,500	5.72	689,375
Linn H. Bealke	—	—	—
Charles A. Dill	—	—	—
Michael D. Latta	—	—	—
George E. Husman	12,500	5.72	137,875
Pedro Reynoso	—	—	—
David Purcell	50,000	5.72	551,500
Philip Schell	50,000	5.72	551,500
Andrew W. Whipple	50,000	5.72	551,500
All directors and executive officers as a group (9 persons)	225,000	5.72	2,481,750

__________

(1) Calculated by multiplying (a) the excess of $16.75, the per share Merger Consideration, over the respective per share exercise price of such option, by (b) the number of shares of our common stock subject to those options.

Retention and Stay Bonus Agreements

The Compensation Committee identified a limited number of executive officers and key employees the continued employment of which the Compensation Committee deemed critical to the successful negotiation of the Merger Agreement and consummation of the Merger. The Compensation Committee determined that these key employees and executive officers are necessary to maintain the continuity of management and operations prior to consummation of the Merger. The Compensation Committee and the Board of Directors approved the entry into retention and stay bonus agreements (the “stay bonus agreements”) with these executive officers and key employees, which included each of the Named Executive Officers. The stay bonus agreements provide for the payment of cash bonuses, subject to applicable tax withholding, with two-thirds of each such bonus payable upon the consummation of the Merger and the remainder payable upon the applicable employee or executive officer remaining employed by Zoltek for a period of 90 days after consummation of the Merger, or earlier upon termination of such employee or executive officer by Zoltek without cause.

The stay bonus agreements provide for payments to the Named Executive Officers in the following amounts: (1) Zsolt Rumy – $768,000, (2) Andrew W. Whipple – $615,000, (3) Philip Schell – $615,000, (4) David Purcell – $615,000, and (5) George Husman – $500,000.

The Compensation Committee designed the stay bonus agreements to provide the executive officers and key employees a reward for their significant short-term efforts that contributed to the strategic alternatives evaluation process and the negotiation of the Merger Agreement and to encourage them to remain employed through the completion of the Merger by conditioning the bonuses on the employee or executive or officer remaining with the Company through the consummation of the Merger (or be terminated without cause).

Shareholder Advisory Vote

The Company considered the most recent shareholder advisory vote on executive compensation required by the proxy rules in reassessing these compensation policies and its compensation decisions and believes shareholders support the Company’s approach and actions. The Company intends to continue to seek shareholder guidance on executive compensation through an annual say-on-pay vote.

Compensation Committee Report

The responsibilities of the Compensation Committee are provided in its charter, which has been approved by our Board of Directors and is available at www.zoltek.com. For additional information regarding the Compensation Committee, see “Board Committees” under the heading “Directors” in Item 10 of Part III of this report.

In fulfilling its oversight responsibilities with respect to the Compensation Discussion and Analysis included in this report the Compensation Committee, among other things, has:

• reviewed and discussed the Compensation Discussion and Analysis with management; and

• following such review, approved the inclusion of such Compensation Discussion and Analysis in this report.

SUBMITTED BY THE COMPENSATION COMMITTEE

CHARLES A. DILL	MICHAEL D. LATTA

Summary Compensation Table

For the fiscal years ended September 30, 2013, 2012 and 2011, the following table sets forth summary information concerning compensation awarded or paid to, or earned by, each of the Named Executive Officers:

Name and Principal Position	Year	Salary	Stock Awards	Option Awards(1)(2)		All Other Compensation		Total ($)
Zsolt Rumy	2013	$500,000	$-	$-		$59,475	(3)	$559,475
Chairman of the Board and	2012	$500,000	$-	$596,347		$54,192	(4)	$1,150,539
Chief Executive Officer	2011	$500,000	$-	$-		$44,765	(5)	$544,765

Andrew W. Whipple	2013	$275,000	$-	$-		$-		$275,000
Chief Financial Officer	2012	$259,375	$-	$477,078		$-		$736,453
	2011	$250,000	$-	$-		$-		$250,000

George E. Husman	2013	$300,000	$-	$32,189	(6)	$3,000	(7)	$335,189
Chief Technology Officer	2012	$300,000	$-	$289,806	(6)	$3,000	(7)	$592,806
	2011	$300,000	$-	$89,550	(6)	$3,000	(7)	$392,550

Philip Schell	2013	$225,000	$-	$-		$-		$225,000
Executive Vice President -	2012	$225,000	$-	$477,078		$-		$702,078
Wind Energy (8)	2011	$225,000	$-	$-		$-		$225,000

David Purcell	2013	$180,000	$-	$-		$-		$180,000
Vice President - Composite	2012	$155,000	$-	$477,078		$-		$632,078
Intermediates (9)	2011	$150,000	$-	$-		$-		$150,000

(1)        Represents the aggregate grant date fair value of the award computed in accordance with FASB Topic 718. The awards are subject to cancellation/forfeiture if the Named Executive Officer’s employment terminates prior to the end of the three-year service period or if the criteria set forth in the performance option agreement is not met. The amounts reflect performance stock option grants awarded under our long-term incentive plan, discussed in further detail under “Compensation Discussion and Analysis – Executive Compensation Components” under the heading “Long-Term Incentive Compensation.”

(2)        Amounts shown do not reflect compensation actually received by the Named Executive Officers nor does it necessarily reflect the actual value that will be recognized by the Named Executive Officers. The assumptions used to calculate the value of awards are set forth under Note 8 of the Notes to Consolidated Financial Statements.

(3)        The Company reimbursed Mr. Rumy for social/country clubs in the amount of $41,475 and provided him with an automobile allowance of $18,000 during fiscal 2013.

(4)        The Company reimbursed Mr. Rumy for social/country clubs in the amount of $36,192 and provided him with an automobile allowance of $18,000 during fiscal 2012.

(5)        The Company reimbursed Mr. Rumy for social/country clubs in the amount of $26,765 and provided him with an automobile allowance of $18,000 during fiscal 2011.

(6)        Represents stock option grants to Mr. Husman in fiscal 2013, 2012 and 2011 (in addition to other option grants in that year).

(7)        Represents director fees earned by Mr. Husman in fiscal 2013, 2012 and 2011.

(8)        Mr. Schell became the Company’s Vice President of Sales in July 2009 and was appointed to Executive Vice President – Wind Energy in January 2011.

(9)        Mr. Purcell became the Company’s Director of Marketing and Business Development in January 2008 and was appointed to Vice President – Composite Intermediates in January 2011.

Grants of Plan-Based Awards

With the exception of options granted to Mr. Husman in respect of his service on the Board of Directors, there were no stock option grants made in the fiscal year ended September 30, 2013, to any of the Named Executive Officers.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information with respect to the number of exercisable and unexercisable stock options held by the Named Executive Officers at September 30, 2013. There were no stock awards held by the Named Executive Officers at September 30, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Zsolt Rumy	23,948	-	125,000	$5.72	12/1/2016
Andrew W. Whipple	20,250	-	100,000	$5.72	12/1/2021
George E. Husman	15,000	-	-	$31.07	2/22/2017
George E. Husman	7,500	-	-	$5.47	2/26/2014
George E. Husman	7,500	-	-	$8.52	2/11/2015
George E. Husman	7,500	-	-	$11.94	1/19/2016
George E. Husman	43,270	-	25,000	$5.72	12/1/2016
George E. Husman	7,500	-	-	$14.58	2/6/2017
George E. Husman	7,500	-	-	$7.09	2/4/2018
Philip Schell	16,965	-	100,000	$5.72	12/1/2021
David Purcell	18,198	-	50,000	$5.72	12/1/2021

Option Exercises And Stock Vested

The following table sets forth information concerning amounts received or realized upon exercise of options or similar instruments, and the vesting of restricted stock, by the Named Executive Officers during fiscal 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Philip Schell			12,500	(1)	$96,875

(1)           Mr. Schell’s 12,500 shares vested on December 1, 2012. The Company paid cash equal to the value of the restricted shares that vested in lieu of issuing the shares.

COMPENSATION PAYABLE IN CONNECTION WITH THE MERGER

Consummation of the Merger with Merger Sub in accordance with the Merger Agreement will trigger the payment of compensation to the Named Executive Officers and the directors under the stay bonus agreements and amended option agreements as described in further detail below.

Retention and Stay Bonus Agreements

Under the stay bonus agreements described above, Zoltek will pay certain cash bonuses, subject to applicable tax withholding, with two-thirds of each such bonus payable upon the consummation of the Merger and the remainder payable upon the applicable employee or executive officer remaining employed by Zoltek for a period of 90 days after consummation of the Merger, or earlier upon termination of such employee or executive officer by Zoltek without cause. Zoltek entered into stay bonus agreements providing for payments to the Named Executive Officers in the following amounts: (1) Zsolt Rumy – $768,000, (2) Andrew W. Whipple – $615,000, (3) Philip Schell – $615,000, (4) David Purcell – $615,000, and (5) George Husman – $500,000.

Treatment of Stock Options

Upon consummation of the Merger, outstanding Zoltek stock options will be converted into the right to receive an amount in cash equal to the per share Merger Consideration, without interest, for each share issuable upon exercise of the option, less the per-share exercise price for each share issuable upon exercise of the option. The beneficial ownership table in Item 12 of Part III of this report sets forth, for each Named Executive Officer, each non-employee director and for the executive officers and directors as a group, shares of our common stock to be deemed beneficially owned by such officers and directors as of the date set forth in the table. We estimate that the amount that would be payable to each of our named executive officers and non-employee directors with respect to such shares if the effective time of the Merger were November 25, 2013, would be the number of shares held by each such individual as set forth in the “Number of Shares Beneficially Owned,” column of the beneficial ownership table multiplied by the per share Merger Consideration (less the per-share exercise price for each share subject to an option).

In accordance with the Merger Agreement and the amended option awards governing unvested options held by Zoltek’s executive officers and directors, unvested options will vest and be converted into the right to receive an amount equal to the per share Merger Consideration in cash, without interest, less the per-share exercise price for each share of common stock issuable upon exercise of the option and any applicable withholding taxes.

The following table sets forth as of November 25, 2013, for each of our executive officers, including the Named Executive Officers, and directors (1) the aggregate number of shares of common stock subject to unvested options, (2) the weighted average exercise price of the unvested options, and (3) the amount of consideration we expect each such executive officer and director to receive in exchange for his unvested options on a pre-tax basis upon the occurrence of the Merger, assuming the holder remains in his position with Zoltek at the effective time of the Merger.

Name	Aggregate Number of Shares Subject to Unvested Options	Weighted Average Exercise Price ($)	Aggregate Consideration ($)(1)
Zsolt Rumy	62,500	5.72	689,375
Linn H. Bealke	—	—	—
Charles A. Dill	—	—	—
Michael D. Latta	—	—	—
George E. Husman	12,500	5.72	137,875
Pedro Reynoso	—	—	—
David Purcell	50,000	5.72	551,500
Philip Schell	50,000	5.72	551,500
Andrew W. Whipple	50,000	5.72	551,500
All directors and executive officers as a group (9 persons)	225,000	5.72	2,481,750

(1) Calculated by multiplying (a) the excess of $16.75, the per share Merger Consideration, over the respective per share exercise price of such option, by (b) the number of shares of our common stock subject to those options.

As of November 25, 2013, Zoltek’s directors and executive officers did not hold any other equity-based awards that would vest in connection with the Merger.

Total Merger-Related Compensation

The following table sets forth the estimated amounts of compensation that each named executive officer could receive that are based on or otherwise related to the Merger. These amounts have been calculated assuming that the Merger is consummated on November 25, 2013. Certain of the amounts payable may vary depending on the actual date of completion of the Merger and any subsequent termination of employment.

Name	Cash ($)(1)	Equity ($)(2)	Total ($)(3)
Zsolt Rumy	768,000	689,375	1,457,375
Andrew W. Whipple	615,000	551,500	1,166,500
George E. Husman	500,000	137,875	637,875
David Purcell	615,000	551,500	1,166,500
Philip Schell	615,000	551,500	1,166,500

(1) Cash awards represent the amounts payable under the above-described stay bonus agreements. The stay bonus agreements provide that, subject to applicable tax withholding, two-thirds of each such cash bonus is payable upon the consummation of the Merger and the remainder payable upon the applicable Named Executive Officer remaining employed by Zoltek for a period of 90 days after consummation of the Merger, or earlier upon termination of such Named Executive Officer by Zoltek without cause. As such, the cash bonus is in part a “single-trigger” payment because two-thirds of the cash bonus is payable upon the consummation of the Merger, and in part a “double-trigger” payment because one-third of the cash bonus is conditioned on both the consummation of the Merger and the Named Executive Officer’s continued employment with Zoltek for a period of 90 days after the consummation of the Merger or termination by Zoltek without cause. For purposes of calculating the amount in the table, we have assumed that the employment of the Named Executive Officer is terminated other than for cause at the effective time of the Merger, which would trigger payment of the entire bonus for each Named Executive Officer.

(2) Equity awards represent the aggregate payments to be made in respect of the “single-trigger” vesting of all unvested stock options to purchase Zoltek common stock held by the Named Executive Officer as of November 25, 2013, which become exercisable upon the Merger. Set forth in the table below for each Named Executive Officer are (1) the aggregate number of shares of common stock subject to unvested options, (2) the weighted average exercise price of the unvested options, and (3) the amount of consideration we expect each Named Executive Officer to receive in exchange for his unvested options on a pre-tax basis upon the occurrence of the Merger, assuming the holder remains in his position with Zoltek at the effective time of the Merger.

Name	Aggregate Number of Shares Subject to Unvested Options	Weighted Average Exercise Price ($)	Aggregate Consideration ($)(a)
Zsolt Rumy	62,500	5.72	689,375
Andrew W. Whipple	50,000	5.72	551,500
George E. Husman	12,500	5.72	137,875
David Purcell	50,000	5.72	551,500
Philip Schell	50,000	5.72	551,500

(a) Calculated by multiplying (1) the excess of $16.75, the per share Merger Consideration, over the respective per share exercise price of such option, by (2) the number of shares of our common stock subject to those options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2013, no member of the Compensation Committee had any relationship with the Company that would be required to be disclosed as a related party transaction or a Compensation Committee interlock.

DIRECTORS’ FEES

Directors, other than Mr. Rumy, are currently paid $750 per quarterly Board meeting attended. Directors are also entitled to reimbursement for out-of-pocket expenses incurred in connection with attendance of Board or committee meetings. In addition, each of the directors is eligible to participate in our long-term incentive plan. For fiscal 2013, on the first business day after the date of our annual meeting of shareholders, each director was granted options to acquire 7,500 shares of common stock. Newly elected directors receive an initial grant of options to purchase 7,500 shares at the time of their election. Options granted to the directors entitle the director to purchase common stock at a price equal to the fair market value on the date of grant. The options by their terms are not transferable by the director except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. The options are exercisable solely by the director during the director’s lifetime and following the death of the director, by the executor or administrator of the director’s estate. Each option is immediately exercisable as to any or all shares and may be exercised at any time or from time to time. Options that are outstanding and unexercised at the time the holder ceases to be a director of the Company for any reason terminate on the first to occur of the expiration date of the option and the expiration of 24 months after the date the holder ceases to be a director. Unless exercised or terminated sooner, each option granted in fiscal 2007 or prior expires on the tenth anniversary of the date of grant. Each option granted in fiscal 2008 and thereafter expires on the fifth anniversary of the date of grant. The Company has the right, but not the obligation, to settle options granted in fiscal 2008 and thereafter for cash equal to the difference between the market price and the exercise price on the date of exercise.

Compensation received by Mr. Husman for his service as a director is set forth under “Summary Compensation Table” below. Mr. Rumy does not receive any separate compensation for his service as a director of our Company.

The following table discloses the fees earned or paid to our non-employee directors during fiscal 2013:

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Annual Compensation ($)	Total ($)
Linn H. Bealke	$3,000	-	$32,189	-	-	-	$35,189
Charles A. Dill	$3,000	-	$32,189	-	-	-	$35,189
Michael D. Latta	$3,000	-	$32,189	-	-	-	$35,189
Pedro Reynoso	$3,000	-	$32,189	-	-	-	$35,189

(1)            The option award values represent the aggregate grant date fair value of the award compiled in accordance with FASB ASC Topic 718. The assumptions used to calculate the grant date fair value of the option awards are set forth under Note 8 — Stock Compensation Expense to our consolidated financial statements included in this Annual Report on Form 10-K. Amounts shown do not reflect compensation actually received by the named director nor does it necessarily reflect the actual value that will be recognized by the named director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table includes information as to persons known to our management to beneficially own 5% or more of our outstanding common stock as of November 25, 2013:

Name	Number of Shares Beneficially Owned		Percent of Outstanding Common Stock (1)
Zsolt Rumy	6,211,852	(2)	18.0%
Toray Industries, Inc.	6,211,852	(3)	18.0%
Guggenheim Capital, LLC	2,606,866	(4)	7.6%
Dimensional Fund Advisors LP	2,536,001	(5)	7.4%

(1)           The percentage calculation is based upon 34,394,422 shares of the Company’s common stock that were issued and outstanding as of November 25, 2013 and, for Mr. Rumy, the shares subject to options that may be acquired upon exercise by Mr. Rumy within 60 days of November 25, 2013.

(2)           Based on a Schedule 13D filed with the SEC on October 2, 2013 in which Mr. Rumy reported that he has sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 5,171,852 shares of which 23,948 shares are issuable upon exercise of certain presently exercisable stock options held by Mr. Rumy and 25,000 shares are held by a charitable trust of which Mr. Rumy is trustee. Mr. Rumy has shared voting power and dispositive power with his wife, Mary Rumy, with respect to 1,040,000 shares of which 540,000 shares are held jointly by Mr. and Mrs. Rumy and 500,000 shares held by a trust of which Mr. and Mrs. Rumy are trustees. The business address of Mr. Rumy is c/o Zoltek Companies, Inc., 3101 McKelvey Road, St. Louis, Missouri 63044.

(3)           Based on a Schedule 13D filed with the SEC on October 7, 2013 in which Toray Industries, Inc. reported that under the stockholder voting agreement entered into with Zsolt Rumy, it has shared power to vote with respect to the 6,211,852 shares held by Mr. Rumy. The business address of Toray Industries, Inc. is Nihonbashi Mitsui Tower, 1-1, Nihonbashi-Muromachi 2-chome, Chuo-ku, Tokyo 103-8666, Japan.

(4)           Based solely on a Schedule 13G filed with the SEC on February 14, 2013 with the SEC in which Guggenheim Capital, LLC, Guggenheim Partners, LLC, GP Holdco, LLC, GPFT Holdco, LLC, Security Benefit Asset Management Holdings, LLC, Rydex Holdings, LLC, and Security Investors, LLC (“SI”) reported that as of December 31, 2012, they had shared voting and dispositive power with respect to 2,606,866 shares directly owned by SI and indirectly owned by the other reporting persons. The business address of SI is One SW Security Benefit place, Topeka, Kansas 66636. The business address of the other reporting persons is 227 West Monroe Street, Chicago, Illinois 60606.

(5)           Based solely on a Schedule 13G/A filed with the SEC on February 11, 2013 in which Dimensional Fund Advisors LP reported that as of December 31, 2012, it had sole voting power with respect to 2,486,415 shares and sole dispositive power with respect to 2,536,001 shares in its capacity as an investment adviser registered under the Investment Advisers Act of 1940 to investment companies and as investment manager to certain other comingled group trusts and separate accounts. Dimensional Fund Advisors LP disclaims beneficial ownership of these shares. The business address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

SECURITY OWNERSHIP BY MANAGEMENT

The following table indicates, as of November 25, 2013, the beneficial ownership of Zoltek common stock by each of our directors, each of our Named Executive Officers and all directors and executive officers of our Company as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Zsolt Rumy	6,211,852	(2)	18.05%
Linn H. Bealke	282,214	(3)	*
Charles A. Dill	266,561	(4)	*
Michael D. Latta	220,386	(5)	*
George E. Husman	128,403	(6)	*
Pedro Reynoso	45,000	(7)	*
David Purcell	33,308	(8)	*
Philip Schell	31,219	(9)	*
Andrew W. Whipple	28,750	(10)	*
All directors and executive officers as a group (9 persons)	7,247,693	(11)	20.84%

*   Less than one percent

(1)            Based upon 34,394,422 shares of our common stock issued and outstanding as of November 25, 2013 and, for each director or executive officer or the group, the number of shares subject to options, warrants or conversion rights that may be acquired upon exercise thereof by such director or executive officer or the group within 60 days of November 25, 2013.

(2)            Includes 23,948 shares subject to presently exercisable stock options.

(3)            Includes 45,000 shares subject to presently exercisable stock options.

(4)            Includes 60,000 shares subject to presently exercisable stock options.

(5)            Includes 52,500 shares subject to presently exercisable stock options.

(6)            Includes 95,770 shares subject to presently exercisable stock options.

(7)            Includes 45,000 shares subject to presently exercisable stock options.

(8)            Includes 18,198 shares subject to presently exercisable stock options.

(9)            Includes 16,965 shares subject to presently exercisable stock options.

(10)          Includes 20,250 shares subject to presently exercisable stock options.

(11)          Includes 377,631 shares subject to presently exercisable stock options.

THE MERGER AND CHANGE IN CONTROL

As described above, on September 27, 2013, the Company entered into the Merger Agreement. Upon the terms and subject to the conditions in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of Toray. Following completion of the Merger, the Company will be delisted from Nasdaq (with there no longer being a public market for the Company’s common stock), and the Company’s common stock will be deregistered under the Exchange Act.

At the Effective Time of the Merger and pursuant to the Merger Agreement, each issued and outstanding share of the Company’s common stock (other than any shares (1) owned by Toray, Merger Sub, the Company or any of their subsidiaries, and (2) owned by shareholders who are entitled to, and who have properly exercised, appraisal rights in accordance with applicable Missouri law) will be converted automatically into the right to receive the per share Merger Consideration. At the Effective Time, each stock option outstanding under the Company’s equity plans, whether vested or unvested, will also be converted into the right to receive the Merger Consideration with respect to each share subject to the award, less the applicable exercise price per share.

Additional information about the Merger and the terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by the Company under Item 1.01 of that Form 8-K on September 27, 2013, including the full text of the Merger Agreement filed as Exhibit 2.1 to that Form 8-K and incorporated by reference therein. Also, on December 11, 2013, we filed with the SEC the definitive proxy statement regarding the proposed Merger and related matters. Investors and security holders are urged to read the definitive proxy statement and other documents relating to the Merger because they contain important information. Investors and security holders may obtain a free copy of the definitive proxy statement and other documents that we file with the SEC from the SEC’s website at www.sec.gov and our website at www.zoltek.com.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding the total number of outstanding options and shares available for future issuances of options under the Company’s existing stock option plans as of September 30, 2013 is set forth in Item 5 of Part II of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DIRECTOR INDEPENDENCE

The Board of Directors has determined that all of its non-employee members are “independent directors” as defined by the rules applicable to companies listed on Nasdaq. In making independence determinations for individual directors, the Board of Directors reviews any transactions and relationships between the Company or its subsidiaries with the director and his or her immediate family or with any business that is controlled by the director. The purpose of this review is to determine (1) whether any such transactions or relationships may cause the director not to meet the objective requirements for independence established under the Nasdaq listing standards or the applicable rules of the SEC, or (2) whether any such transactions or relationships are otherwise sufficiently material such that the Board, in its subjective judgment, is unable to conclude that the director is independent. The types of transactions and relationships that might cause a director not to qualify as independent under the Nasdaq standards or not to be deemed independent by the Board in the exercise of its subjective judgment are not necessarily the same types of transactions and relationships that are required to be disclosed elsewhere in this report or in other reports and proxy statements filed with the SEC. In making determinations about the independence of directors, the Board considers the objective standards that directors must meet under the Nasdaq standards as well as a variety of subjective factors. These subjective factors include particular or unique relationships between the Company and the director or the director’s interests, even if such relationships do not exceed the specific dollar or other thresholds that would disqualify the director from being independent.

RELATED PARTY TRANSACTIONS

Pursuant to its charter, our Audit Committee is responsible for reviewing and approving all transactions of our Company in which a related person has a direct or indirect material interest. It is our policy that executive management notify the Audit Committee of any transaction that may be deemed a related party transaction. Upon such a notification, the Audit Committee will meet to review the terms of such a transaction and make any necessary determinations. We maintain various policies and procedures relating to the review, approval or ratification of transactions in which we, or any of our directors, executive officers or employees, may have a direct or indirect material interest. Our Code of Business Conduct, which may be found on our website at www.zoltek.com under About Us/Corporate Policies, prohibits our directors, executive officers and employees from engaging in specified activities without prior approval of management or our Board or Audit Committee.

In 2007, our Audit Committee established a written policy and procedures for review and approval of transactions and business arrangements in which the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year and in which one of our directors, executive officers, or nominees for director, or their immediate families, or a greater than 5% owner of our stock, may also be a director, executive officer, or investor, or have some other direct or indirect material interest. We refer to these relationships generally as “related party transactions.” If a related party transaction subject to review directly or indirectly involves a member of the Audit Committee (or an immediate family member or domestic partner), the remaining Audit Committee members will conduct the review. In evaluating a related party transaction involving a director, executive officer, or their immediate family members, the Audit Committee considers, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

We did not have any related party transaction in fiscal 2013 that was required to be disclosed under applicable regulations of the SEC.

Item 14. Principal Accounting Fees and Services

ACCOUNTING FEES

The following table displays the aggregate fees for professional audit services for the audit of the Company’s financial statements for the fiscal years ended September 30, 2013 and 2012 and fees billed for other services during those periods by Ernst & Young LLP.

	2013	2012
Audit fees (1)	$895,227	$843,022
Audit related-fees	-	-
Tax fees (2)	2,000	16,664
All other fees (3)	30,500	-
Total	$927,727	$859,686

(1)            Audit fees consisted of audit work performed with respect to the Company’s financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits and consents. These audit fees include all expenses related to the current year audit and related quarterly reviews irrespective of the period in which the related services were rendered or billed.

(2)            Tax fees consisted of work performed with respect to the Company’s transfer pricing reviews and strategic planning.

(3)            Other fees consisted of work performed with respect to the Company’s strategic alternatives evaluation process.

PRE-APPROVAL POLICIES

Since the Audit Committee adopted the pre-approval policy described below, the Audit Committee pre-approved under that policy fees, which on a fiscal year basis, represented 100% of the “Audit fees” in fiscal years 2013 and 2012. All tax fees for other services were pre-approved.

Consistent with SEC requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Audit Committee must pre-approve services prior to commencement of the specified service; provided, however that the appropriate officers of the Company are authorized on behalf the Company to engage Ernst & Young LLP to provide advisory services related to specified business and tax issues, including routine on-call tax matters, international tax, transfer pricing, domestic tax, indirect (non-income) tax, and tax audit assistance. Such authority is limited to $25,000 per project and $50,000 in the aggregate during fiscal 2013. The Audit Committee periodically reviews reports summarizing the services, including fees, provided by the independent auditor; a listing of pre-approved services provided; and a current projection of the estimated annual fees to be paid to the independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial statements: The following financial statements and reports thereon are included in Item 8 of this report:

Report of Management

Reports of Independent Registered Public Accounting Firm – Ernst & Young LLP*

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders' Equity for the years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

*Report on financial statement schedule is included in Exhibit 23.1 hereto.

(2) The following financial statement schedule is included in Part IV of this report:

Rule 12-09 Valuation and Qualifying Accounts and Reserves

For the fiscal year ended September 30, 2013

Rule 12-09 Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe		Deductions describe		Balance at end of period
Reserve for doubtful accounts	$223	$24	(1)	$31	(12)	$101	(9)	$177
Reserve for inventory valuation	$353	$482	(3)	$-		$4	(4)	$831
Deferred tax valuation	$22,137	$-		$5,330	(8)(11)	$833	(10)	$26,634

For the fiscal year ended September 30, 2012

Rule 12-09 Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe	Deductions describe		Balance at end of period
Reserve for doubtful accounts	$110	$190	(1)	$-	$77	(9)	$223
Reserve for inventory valuation	$659	$247	(3)	$-	$553	(4)	$353
Deferred tax valuation	$24,573	$-		$-	$2,436	(5)(6)(10)	$22,137

For the fiscal year ended September 30, 2011

Rule 12-09 Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts describe		Deductions describe		Balance at end of period
Reserve for doubtful accounts	$178	$26	(1)	$-		$94	(2)	$110
Reserve for inventory valuation	$879	$454	(3)	$-		$674	(4)	$659
Deferred tax valuation	$22,053	$-		$2,520	(6)(7)(8)	$-		$24,573

(1)	Reserving of doubtful receivable.
(2)	Recovery of receivables previously listed as doubtful.
(3)	Increase reserve for slow-moving product.
(4)	Write off of slow moving inventory.
(5)	Includes increase in effective tax rate in Hungary.
(6)	Includes a reduction in required valuation allowance due to domestic net operating loss (“NOL”) utilization.
(7)	Reduction in required valuation due to non-qualified stock options deduction for which no cash benefit has been realized.
(8)	Increase in NOL due to losses incurred in Mexico.
(9)	Write-off of uncollectible receivable.
(10)	Includes a reduction in required valuation allowance due to foreign NOL utilization
(11)	Increase in NOL due to losses incurred in U.S.
(12)	Reserve reclassification.

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
(Principal Executive Officer)

Date: December 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZSOLT RUMY	Chairman, President,	December 16, 2013
Zsolt Rumy	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ANDREW W. WHIPPLE	Chief Financial Officer	December 16, 2013
Andrew W. Whipple	(Principal Financial Officer)

/s/ LINN H. BEALKE	Director	December 16, 2013
Linn H. Bealke

/s/ CHARLES A. DILL	Director	December 16, 2013
Charles A. Dill

/s/ GEORGE E. HUSMAN	Director	December 16, 2013
George E. Husman

/s/ MICHAEL D. LATTA	Director	December 16, 2013
Michael D. Latta

/s/ PEDRO REYNOSO	Director	December 16, 2013
Pedro Reynoso

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated as of September 27, 2013, by and among Zoltek Companies, Inc., Toray Industries, Inc. and TZ Acquisition Corp., filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated September 27, 2013 and incorporated herein by reference.

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

10.8

Second Purchase Agreement dated as of January 1, 2012, between Vestas Wind Systems A/S and Zoltek Companies, Inc., filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K/A for the year ended September 30, 2012, and incorporated herein by this reference.**

10.9

Joint and Several Guarantee Agreement, dated June 1, 2012, between Raiffeisen Bank and Zoltek Zrt., the wholly owned subsidiary of Zoltek Companies,Inc., filed as Exhibit 10.4 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by reference.

10.10	Form of Letter Agreement Amending Non-Qualified Stock Option Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 8, 2013 and incorporated herein by reference.*

10.11	Form of Retention and Stay Bonus Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 27, 2013 and incorporated herein by reference.*

21	Subsidiaries of the Registrant filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and incorporated herein by reference.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended is filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101.INS***	XBRL Instance

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Taxonomy Extension Definition

101.LAB***	XBRL Taxonomy Extension Labels

101.PRE***	XBRL Taxonomy Extension Presentation

*	Management compensatory plan or arrangement

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

73