Form 10-Q
period 2013-12-31
ZOLTEK COMPANIES INC
filed 2014-02-10
CIK 890923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2013

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

Yes __ No x

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of February 7, 2014, 34,396,422 shares of Common Stock, $.01 par value, were outstanding.

ZOLTEK COMPANIES, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets – December 31, 2013 and September 30, 2013
Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2013 and 2012
Condensed Consolidated Statements of Comprehensive Income – Three Months Ended December 31, 2013 and 2012
Condensed Consolidated Statement of Changes in Shareholders’ Equity – Three Months Ended December 31, 2013
Condensed Consolidated Statements of Cash Flows –Three Months Ended December 31, 2013 and 2012
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZOLTEK COMPANIES, INC.

CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share data)

	(Unaudited) December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$42,401	$32,291
Accounts receivable, less allowance for doubtful accounts of $182 and $177	26,164	31,722
Inventories, net	71,005	71,945
VAT receivable	4,075	3,527
Other current assets	3,284	3,336
Total current assets	146,929	142,821
Property and equipment, gross	378,588	371,988
Less: accumulated depreciation	(169,861)	(162,367)
Property and equipment, net	208,727	209,621
Other assets	395	423
Total assets	$356,051	$352,865

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$4,416	$4,330
Trade accounts payable	9,054	6,270
Accrued expenses and other liabilities	8,057	8,133
Construction payables	847	850
Total current liabilities	22,374	19,583
Long-term debt	17,597	19,380
Hungarian grant liability	6,071	6,083
Other long-term liabilities	-	481
Liabilities carried at fair value	62	122
Total liabilities	46,104	45,649
Commitments and contingencies (See Note 7)
Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 34,396,422 and 34,390,922 shares issued and outstanding at December 31, 2013 and September 30, 2013	344	344
Additional paid-in capital	482,476	482,425
Accumulated other comprehensive loss	(40,556)	(45,500)
Accumulated deficit	(132,317)	(130,053)
Total shareholders' equity	309,947	307,216
Total liabilities and shareholders' equity	$356,051	$352,865

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended December 31,
	2013	2012

Net sales	$35,123	$35,877
Cost of sales	29,842	26,800
Gross profit	5,281	9,077
Application and development costs	2,203	2,067
Selling, general and administrative expenses	3,483	3,361
Operating (loss) income	(405)	3,649
Other (expense) income:
Interest expense, net	(191)	(117)
Loss on foreign currency transactions	(1,331)	(50)
Other (expense) income, net	(486)	80
(Loss) income from operations before income taxes	(2,413)	3,562
Income tax (benefit) expense	(149)	585

Net (loss) income	$(2,264)	$2,977

Basic (loss) income per share	$(0.07)	$0.09
Diluted (loss) income per share	$(0.07)	$0.09

Weighted average common shares outstanding – basic	34,393,971	34,355,152
Weighted average common shares outstanding – diluted	34,393,971	34,412,453

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended December 31,
	2013	2012
Net (loss) income	$(2,264)	$2,977
Foreign currency translation adjustment	4,884	1,012
Change in unrealized fair value of cash flow hedge, net of tax of $0	60	26

Comprehensive income	$2,680	$4,015

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Total Shareholders’ Equity	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
Balance, September 30, 2013	$307,216	$344	$482,425	$(45,500)	$(130,053)

Comprehensive income (loss)	2,680			4,944	(2,264)
Stock option expense	19		19
Exercise of stock options	32		32

Balance, December 31, 2013	$309,947	$344	$482,476	$(40,556)	$(132,317)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,264)	$2,977
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	5,025	4,658
Amortization of financing fees and debt discount	24	15
Reversal of uncertain tax positions	(481)	-
Foreign currency transaction loss	827	88
Stock compensation expense	19	240
Changes in assets and liabilities:
Decrease in accounts receivable	6,047	6,611
Decrease (increase) in inventories	2,064	(11,777)
Increase in other current assets and other assets	(381)	(4,660)
Increase (decrease) in trade accounts payable	2,604	(1,318)
Decrease in accrued expenses and other liabilities	(262)	(1,072)
Net cash provided (used) by operations	13,222	(4,238)

Cash flows from investing activities:
Purchases of property and equipment	(1,960)	(2,907)
Decrease in construction payables	(3)	(756)
Net cash used in investing activities	(1,963)	(3,663)

Cash flows from financing activities:
Payment of financing fees	-	(65)
Proceeds from exercise of stock options	32	-
Repayment of notes payable	(2,082)	(1,498)
Net cash used in financing activities	(2,050)	(1,563)

Effect of exchange rate changes on cash and cash equivalents	901	10
Net increase (decrease) in cash and cash equivalents	10,110	(9,454)
Cash and cash equivalents at beginning of period	32,291	29,935
Cash and cash equivalents at end of period	$42,401	$20,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZOLTEK COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

MERGER AGREEMENT WITH TORAY INDUSTRIES, INC.

Merger Agreement and Plan

On September 27, 2013, Zoltek entered into an Agreement and Plan of Merger (the “merger agreement”), by and among Zoltek, Toray Industries, Inc. (“Toray”) and TZ Acquisition Corp. (“Merger Sub”). Under the terms and subject to the conditions in the merger agreement, Merger Sub, a wholly-owned subsidiary of Toray, will merge with and into Zoltek (the “merger”), with Zoltek continuing as the surviving corporation in the merger as a wholly-owned subsidiary of Toray. Following completion of the merger, Zoltek will be delisted from The Nasdaq Stock Global Select Market (with there no longer being a public market for Zoltek’s common stock), and Zoltek’s common stock will be deregistered under the Securities Exchange Act of 1934, as amended.

At the effective time of the merger (the “effective time”), pursuant to the merger agreement, each issued and outstanding share of Zoltek’s common stock (other than any shares (1) owned by Toray, Merger Sub, Zoltek or any of their subsidiaries, and (2) owned by shareholders who are entitled to, and who have properly exercised, appraisal rights in accordance with applicable Missouri law) will be converted automatically into the right to receive $16.75 per share in cash, without interest (the “merger consideration”). At the effective time, each stock option outstanding under the Company’s equity plans, whether vested or unvested, will also be converted into the right to receive the merger consideration with respect to each share subject to the award, less the applicable exercise price per share. No shareholders have exercised appraisal rights in connection with the merger.

The merger agreement includes customary representations, warranties and covenants of the parties. Each party’s obligation to consummate the merger is subject to customary conditions, including, but not limited to: (1) approval of the merger agreement by the holders of at least two-thirds of the outstanding shares of Zoltek’s common stock entitled to vote thereon , (2) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) written confirmation from the Committee on Foreign Investment in the United States (“CFIUS”) that review of the Merger under the Foreign Investment and National Security Act of 2007 has been completed and that there are no unresolved national security concerns with respect to the merger, and (4) the absence of any order enjoining or prohibiting the merger. Additionally, each party’s obligation to consummate the merger is subject to certain other conditions, including, but not limited to: (a) the accuracy of the other party’s representations and warranties contained in the merger agreement (subject to certain materiality qualifiers), and (b) the other party’s compliance with its obligations under the merger agreement in all material respects. The waiting period under the HSR Act was terminated effective November 8, 2013. As previously disclosed, Zoltek has received a notice from CFIUS that it would undertake an investigation of the Merger. CFIUS has advised the parties that its investigation is to be completed no later than March 3, 2014. Zoltek anticipates that the merger will close as soon after completion of the CFIUS review as possible. The merger agreement does not contain a financing contingency.

On January 23, 2014, at a special meeting of the shareholders of the Company, the Company’s shareholders approved the merger agreement and the transactions contemplated thereby. The Company’s shareholders also voted to approve (1) any proposal to adjourn the special meeting to a later date or dates if necessary to solicit additional proxies if there were insufficient votes to approve and adopt the merger agreement and (2) by non-binding, advisory vote, certain compensation arrangements for the Company’s named executive officers in connection with the merger. The proposals are described in detail in the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission by the Company on December 11, 2013.

ORGANIZATION AND BASIS OF PRESENTATION

Zoltek Companies, Inc. is a holding company, which operates through wholly-owned subsidiaries Zoltek Corporation, Zoltek Zrt., Zoltek de Mexico SA de CV, Zoltek de Occidente SA de CV, Engineering Technology Corporation (“Entec Composite Machines”), Zoltek Properties, Inc., and Zoltek Automotive, LLC. Zoltek Corporation develops, manufactures and markets carbon fibers and related products, including carbon fibers preimpregnated with resin known as “prepreg,” and technical fibers in the United States. Carbon fibers are a low-cost but high performance reinforcement for composites used as the primary building material in everyday commercial products. Technical fibers are an intermediate product used in heat-resistant applications such as aircraft brakes. Zoltek Zrt. is a Hungarian subsidiary that manufactures and markets carbon fibers and technical fibers and manufactures acrylic fiber precursor raw material used in production of carbon fibers and technical fibers. Zoltek de Mexico SA de CV and Zoltek de Occidente SA de CV are Mexican subsidiaries that manufacture carbon fibers and precursor raw material. Entec Composite Machines manufactures and markets filament winding and pultrusion equipment used in the production of large volume composite parts. The Company’s primary sales markets are in Europe and the United States; however, the Company has an increasing presence in Asia. Unless the context otherwise indicates, references to the “Company” or “Zoltek” are to Zoltek Companies, Inc. and its subsidiaries.

Certain amounts have been reclassified to conform to the current year or quarter presentation.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which includes consolidated financial statements and notes thereto. In the opinion of management, all normal recurring adjustments and estimates considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Adoption of New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (loss) as well as presenting separately for each such component the portion of change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 (the Company’s fiscal year ended September 30, 2013), with early adoption permitted. We did not include the required expanded disclosures for presentation of changes in AOCI as there were no material amounts classified out of other comprehensive income into income for the periods shown.

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

2.      INVENTORIES

Inventories, net of reserves, consist of the following (in thousands):

	December 31, 2013	September 30, 2013
Raw materials	$8,400	$5,414
Work-in-process	12,685	13,135
Finished goods	45,983	49,430
Consigned inventory	3,649	3,227
Supplies and other	288	739
	$71,005	$71,945

Inventories are valued at the lower of cost or market and are removed from inventory under the first-in-first-out method (“FIFO”). Cost of inventory includes material, labor and overhead. The Company recorded inventory valuation reserves of $0.8 million as of both December 31, 2013 and September 30, 2013 to reduce the carrying value of inventories to net realizable value.

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

3.      SEGMENT INFORMATION

The Company’s strategic business units are based on product lines and compromise three reportable segments: carbon fibers, technical fibers and corporate/other products. The carbon fibers segment manufactures commercial carbon fibers used as reinforcement material in composites and related products, including prepregs and equipment used to manufacture composite products. The technical fibers segment manufactures oxidized acrylic fibers and specialty carbon fibers used to manufacture aircraft brake pads and for heat/fire barrier applications. These two segments also facilitate development of product and process applications to increase the demand for carbon fibers and technical fibers. The carbon fibers and technical fibers segments’ production facilities are located geographically in the United States, Hungary and Mexico. The remaining business represented in the corporate/other products segment relates to water treatment and electrical services provided by the Hungarian operations and costs associated with the corporate headquarters. Management evaluates the performance of its segments on the basis of operating income (loss) contribution. The following tables present financial information on the Company’s segments as of December 31, 2013 and September 30, 2013, and for the three months ended December 31, 2013 and 2012 (in thousands):

	Three months ended December 31, 2013
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$26,763	$7,995	$365	$35,123
Cost of sales	23,555	5,949	338	29,842
Gross profit	3,208	2,046	27	5,281
Operating income (loss)	1,600	1,955	(3,960)	(405)
Depreciation	4,162	502	361	5,025
Capital expenditures	914	125	921	1,960

	Three months ended December 31, 2012
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
Net sales	$28,715	$6,590	$572	$35,877
Cost of sales	22,178	4,139	483	26,800
Gross profit	6,537	2,451	89	9,077
Operating income (loss)	4,571	2,346	(3,268)	3,649
Depreciation	4,167	370	121	4,658
Capital expenditures	851	1,769	287	2,907

	Total Assets
	Carbon Fibers	Technical Fibers	Corporate/ Other	Total
December 31, 2013	$252,579	$45,597	$57,875	$356,051
September 30, 2013	$288,544	$44,946	$19,375	$352,865

4. EARNINGS PER SHARE

In accordance with Accounting Standards Codification (“ASC”) 260, the Company has evaluated its diluted income per share calculation. The Company had outstanding stock compensation at December 31, 2013 and outstanding warrants and stock compensation at December 31, 2012 which were not included in the determination of diluted income per share because these shares were anti-dilutive.

The following is the diluted impact of the stock options on net income (loss) per share for the three months ended December 31, 2013 and 2012, respectively, (in thousands, except per share amounts):

	Three months ended December 31,
	2013	2012
Numerators:
Net (loss) income	$(2,264)	$2,977

Denominators:
Average shares outstanding – basic	34,394	34,355
Impact of stock options	-	57
Average shares outstanding – diluted	34,394	34,412

Basic (loss) income per share	$(0.07)	$0.09
Diluted (loss) income per share	$(0.07)	$0.09

5.     FINANCING TRANSACTIONS

Hungarian Grant

The Hungarian government has pledged a grant of 2.9 billion HUF to Zoltek’s Hungarian subsidiary, which translated at the December 31, 2013 exchange rate, is approximately $13.5 million. The grant is intended to provide a portion of the capital resources to modernize the subsidiary’s facility, establish a research and development center, and support buildup of manufacturing capacity of carbon fibers. As of December 31, 2013, Zoltek’s Hungarian subsidiary has received approximately 2.6 billion HUF ($12.1 million) in grant funding. These funds have been recorded as a liability on the Company’s consolidated balance sheet. The liability is being amortized over the life of the assets procured by the grant funds, offsetting the depreciation expense from the assets into which the proceeds of the grant are invested. The Company has presented bank guarantees amounting to 120% of the amount of the grant as received.

The Hungarian subsidiary may be required to repay all or a portion of the grant if, among other things, the Hungarian subsidiary:  fails to obtain revenue targets; fails to employ an average annual staff of at least 1,200 employees (as of December 31, 2013 Zoltek Zrt. has fewer than 800 employees); fails to utilize regional suppliers for at least 45% of its purchases; fails to obtain consent from the Hungarian government prior to selling assets created with grant funds; fails to use grant funds in accordance with the grant agreement; fails to provide appropriate security for the grant; makes or made an untrue statement or supplies or supplied false data in the grant agreement, grant application or during the time of the grant; defaults on its obligations by more than 30 days; withdraws any consents it gave in the grant agreement; or causes a partial or complete failure or hindrance of the project that is the subject of the grant. These targets must be achieved during a five-year measurement period from October 2013 to October 2018. In November 2013, we petitioned the Hungarian government to amend the current grant requirements, specifically to lower the required employment levels and separate each year into its own measurement period rather than a single five-year measurement period. The Hungarian government has verbally advised us that it agrees in principle with the amendment to the terms proposed in our petition. Accordingly and subject to receipt of negotiation and execution of appropriate documentation, we expect that Zoltek Zrt. will comply with the requirements of the grant agreement, as amended, during the measurement period. If Zoltek Zrt. is unable to comply with the grant agreement or if the amendment is not finalized, it would be required to pay back all or a portion of the grant funds, possibly with interest, which as of December 31, 2013 could total up to $17.1 million.

Financing Activity

Hungarian Financing

On June 15, 2012, Zoltek Zrt. completed an amended credit facility with Raiffeisen Bank Zrt. (the “Lender”) pursuant to which Zoltek Zrt. and the Lender entered into a Credit Facility Agreement, dated as of June 1, 2012, and a Restated and Amended Uncommitted Credit Line Agreement, dated as of June 1, 2012. Under the credit facility, the Lender agreed to provide Zoltek Zrt.: (1) a term facility in the maximum amount of 13.6 million EUR ($18.7 million at the December 31, 2013 exchange rate) (the “Term Facility”); and (2) a multicurrency revolving credit facility in the amount of up to 1.12 billion HUF ($5.2 million at the December 31, 2013 exchange rate) (the “Revolving Facility”).

The Term Facility is a five-year term loan and bears interest at 4.17% per annum. Principal under the Term Facility is payable semi-annually in equal installments. The Revolving Facility is a revolving credit facility that expires on May 30, 2014 and has a total commitment of 1.12 billion HUF subject to a borrowing base. In addition to the Term Facility and the Revolving Facility, Zoltek Zrt. has obtained from the Lender a bank guaranty in the amount of HUF 3.48 billion ($16.2 million at the December 31, 2013 exchange rate) as required by the Hungarian government grant. The obligations of Zoltek Zrt. under this credit facility are guaranteed by the Company.

This credit facility contains representations and warranties, and a requirement that Zoltek Zrt. maintain a minimum current asset ratio and minimum annual EBITDA, in addition to other covenants. Zoltek Zrt. was in compliance with all covenants as of December 31, 2013. Zoltek Zrt. had previously maintained a credit facility with the Lender, which expired May 30, 2012 and the facility was replaced with the new facility. As of December 31, 2013, the Company had borrowed $13.1 million under this new credit facility.

U.S. Financing

On March 30, 2012, Zoltek Companies, Inc. entered into a $10 million term loan with Enterprise Bank & Trust (the “Enterprise Loan”) secured by the real property associated with its facilities in the St. Louis, Missouri area. The Enterprise Loan is a seven-year term loan maturing March 30, 2019. Principal of the Enterprise Loan is payable monthly with a balloon payment due at maturity. The Enterprise Loan bears interest at an annual rate equal to one-month LIBOR plus 3%. The Company contemporaneously entered into a swap agreement that fixes the interest rate on the Enterprise Loan at 4.75% per annum. The loan agreement contains representations and warranties, and a requirement that the Company, on a consolidated basis, maintain minimum fixed charge coverage and leverage ratios, in addition to other covenants. The Company was in compliance with all covenants as of December 31, 2013. As of December 31, 2013, the principal balance of this term loan was $8.9 million.

The Company primarily utilized the proceeds of the Enterprise Loan to repay all outstanding balances under the Company's former revolving credit facility with its former U.S. bank; the refinanced borrowings had been incurred in connection with the purchase of our St. Peters, Missouri plant.

On April 27, 2012, the Company entered into a $15 million revolving credit agreement with JPMorgan Chase, N.A., with annual interest based on LIBOR plus 2.5%, adjusted monthly. The revolving credit facility is subject to a borrowing base and financial covenants and expires on April 27, 2015. The Company was in compliance with all covenants as of December 31, 2013. As of December 31, 2013, the Company had no borrowings under this revolving credit agreement.

The Company had no borrowings under credit lines as of both December 31, 2013 and September 30, 2013. The Company’s long-term debt consists of the following (amounts in thousands):

	December 31, 2013	September 30, 2013

US term loan	$8,889	$9,055
Hungarian term facility	13,124	14,655
Total long-term debt including current maturities	$22,013	$23,710
Less: amounts payable within one year	(4,416)	(4,330)
Total long-term debt, less current maturities	$17,597	$19,380

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

Stock option awards

During fiscal 2012 the Company awarded performance-based stock options with separate performance conditions in fiscal year 2012, 2013 and 2014, to named executive officers and other key employees. The Company recognizes compensation expense related to each separate service period during the respective period. As of December 31, 2013 the maximum number of performance-based options available to vest subject to certain operating performance targets is 340,000. During fiscal 2013, the Company granted stock options to purchase a total of 30,000 shares of common stock with a vesting period of one to two years to certain key employees. Additionally during fiscal 2013, the Company granted stock options to purchase a total of 37,500 shares of common stock to our directors which vested immediately at time of grant. During fiscal 2014, the Company has not yet granted any stock options to purchase shares of common stock.

The following table summarizes information for options currently outstanding and exercisable at December 31, 2013:

			Options Outstanding
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	525,203	6	$5.71	$5,800,489
7.09	-	8.60	141,338	4	7.92	1,248,156
11.94	-	15.99	90,000	2	13.55	288,225
	31.07		45,000	3	31.07	-
$5.47	-	31.07	801,541			$7,336,870

			Options Exercisable
Range of Exercise Prices			Number	Wtd. Avg. Remaining Life (years)	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
$5.47	-	5.72	200,203	5	$5.68	$2,174,377
7.09	-	8.60	110,088	3	7.92	904,468
11.94	-	15.99	90,000	2	13.55	288,225
	31.07		45,000	3	31.07	-
$5.47	-	31.07	445,291			$3,367,070

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	Fiscal 2013			Fiscal 2012
Expected life of option (years)	3	-	5	3	-	5
Risk-free interest rate	0.4%	-	0.9%	0.4%	-	0.8%
Volatility of stock	59%	-	75%	72%	-	79%
Forfeiture rate	0%	-	16%	0%	-	16%

Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

The Company recorded into selling and general administrative expense for its corporate/other products segment the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718, which was less than $0.1 million for the three months ended December 31, 2013, and $0.2 million for the three months ended December 31, 2012. There were no recognized tax benefits during the three months ended December 31, 2013 or 2012, as any benefit is offset by the Company's full valuation allowance on its net deferred tax asset. The number of options included in the calculation of expense associated with performance-based shares is based on the Company’s assessment of the probability of achieving expected targets.

7. COMMITMENTS AND CONTINGENCIES

LEGAL

In September and October 2013, a total of 13 purported class actions arising out of the execution of the merger agreement were filed in the Circuit Court of St. Louis County, Missouri against Zoltek and Zoltek’s directors by purported shareholders of Zoltek. All but one of the lawsuits also named Toray and/or Merger Sub as defendants. The Circuit Court of St. Louis County, Missouri consolidated the actions under the caption In Re: Zoltek Companies, Inc. Shareholder Litigation, Cause No. 13-SL-CC-3419, on November 26, 2013 (the “Consolidated Action”). The Consolidated Action alleges, among other things, that (1) each of the Company’s directors breached his fiduciary duties to the Company’s shareholders in connection with approval of the transactions contemplated by the merger agreement, (2) the Company, Toray and Merger Sub aided and abetted the Company’s directors in such breaches of their fiduciary duties, and (3) the Company failed to disclose certain material information in the Definitive Proxy Statement. The Consolidated Action seeks, among other things, injunctive relief preventing the parties from completing the merger and directing the Company directors to account to the Company and the purported class for all damages suffered as a result of the breaches of fiduciary duties and awards of attorneys’ fees and expenses for the plaintiffs.

On January 15, 2014: (1) the parties agreed to withdraw certain pending discovery motions; (2) the lead plaintiffs agreed not to pursue injunctive or other relief to delay the Company’s Special Meeting of Shareholders or the consummation of the merger; (3) the Company agreed not to oppose a motion to be filed by the plaintiffs after the Special Meeting and consummation of the merger for leave to further amend the amended petition in the Consolidated Action; and (4) the Company agreed to furnish the lead plaintiffs copies of certain minutes of meetings of the Board of Directors, presentations made by Company management and the Company’s financial advisor, and confidentiality agreements executed by parties participating in the Company’s strategic alternatives evaluation process. These agreements were memorialized in a stipulated Order and Judgment entered by the Court on January 17, 2014.

The Company believes that the lawsuits are without merit and intends to defend against them vigorously. There can be no assurance, however, with regard to the outcome of this litigation.

Legal contingencies have a high degree of uncertainty. The Company records reserves when losses from contingencies can be reasonably estimated and become probable. The reserves would reflect management’s estimate of the probable cost of ultimate resolution of the matters and are revised accordingly as facts and circumstances change and, ultimately, when matters are brought to closure. If any litigation matter is resolved unfavorably, the Company could incur obligations in excess of management’s estimate of the outcome, and such resolution could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. In addition, the Company may incur additional legal costs in connection with pursuing and defending such actions.

The Company is exposed to various claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of such claims and lawsuits when and if they arise should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. As of December 31, 2013, Zoltek has no recorded material legal reserves.

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

In the three months ended December 31, 2013 and 2012, the Company reported aggregate sales of $17.2 million and $17.6 million, respectively, to Vestas Wind Systems, a leading wind turbine manufacturer.

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

As of December 31, 2013, we have released uncertain tax positions due to the expiration of the statute of limitations, which recorded a tax benefit of $0.5 million. The Company tracks uncertain tax positions under the guidance of ASC 740-10. Income tax benefit was $0.1 million for the three months ended December 31, 2013, compared to an expense of $0.6 million for the three months ended December 31, 2012. During the first three months of fiscal 2014, the Company recognized expense of $0.3 million related to the local Hungarian municipality tax, and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  Our utilization of tax loss carryforwards for federal tax in Hungary is limited to only 50% of taxable income in fiscal 2014 and beyond. During the first three months of fiscal 2013, an expense of $0.2 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.

9. FAIR VALUE MEASUREMENT OF INSTRUMENTS

The Company adopted ASC 820 on October 1, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair vale measurements under ASC 820 is as follows:

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

The fair value of the swap as of December 31, 2013 and September 30, 2013, was as follows (amounts in thousands):

Description	Total	Level 1	Level 2	Level 3

Interest Rate Swap
As of December 31, 2013	$62	-	$62	-
As of September 30, 2013	122	-	122	-

Derivatives designated as hedging instruments	Change in Unrealized Gain

Interest Rate Swap

Three months ended December 31, 2013	$60
Three months ended December 31, 2012	26

We did not record any ineffectiveness in earnings related to the interest rate swap for the three months ended December 31, 2013 and 2012. As of December 31, 2013, no deferred gains or losses are expected to be reclassified into earnings as interest expense related to the interest rate swap over the next twelve months as we expect the hedging relationship will remain unchanged.

10. FOREIGN CURRENCY TRANSLATION

The Company’s Hungarian subsidiary, Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The consolidated balance sheet of Zoltek Zrt. was translated from Hungarian Forints to U.S. dollars, at the exchange rate in effect at the applicable balance sheet date, while its consolidated statement of operations was translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders’ equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations as other income (expense). The HUF strengthened by 2.8% against the U.S. dollar during the first three months of fiscal 2014. This currency fluctuation caused a decrease of $4.9 million in our accumulated other comprehensive loss for the three months ended December 31, 2013.

The functional currency of Zoltek de Mexico is the U.S. dollar.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Zoltek Companies, Inc. is an applied technology and advanced materials company. Our mission is to lead the commercialization of carbon fiber through our development of a price-competitive, high-performance reinforcement for composites used in a broad range of commercial products which we sell under the Panex® trade name. In addition to manufacturing carbon fiber, we produce an intermediate product, a stabilized and oxidized acrylic fiber used in flame- and heat-resistant applications which we sell under the Pyron® trade name. Unless the context otherwise indicates, references to the “Company” or “Zoltek” are to Zoltek Companies, Inc. and its subsidiaries.

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

On September 27, 2013, Zoltek entered into the merger agreement by and among Zoltek, Toray and Merger Sub. Under the terms and subject to the conditions in the merger agreement, Merger Sub, a wholly-owned subsidiary of Toray, will merge with and into Zoltek, with Zoltek continuing as the surviving corporation in the merger as a wholly-owned subsidiary of Toray. See Note 1 to the Condensed Consolidated Financial Statements included in Part I. of this Quarterly Report on Form 10-Q.

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

●

Operating Cash Flow and Cash Management. Our operations provided $13.2 million of cash during the first quarter of fiscal 2014. We reported negative operating cash flow of $4.2 million during the first quarter of fiscal 2013. Cash provided by reduction in inventory was $2.1 million and decreased accounts receivable provided cash of $6.0 million during fiscal 2014. We have established collection targets and payment targets for all customers and suppliers to improve control over our days’ sales outstanding and days’ payables outstanding. The Company reported $2.0 million of capital expenditures during the first three months of fiscal 2014. The Company intends to utilize operating cash flow and existing credit lines in order to accommodate working capital and capital expenditure requirements for the remainder of fiscal 2014.

●

Foreign Currency Volatility. During the first quarter of fiscal 2014, the HUF strengthened against the U.S. dollar by 2.8% from the fourth quarter of fiscal 2013 and the Mexican Peso weakened against the U.S. dollar by 0.9% from the fourth quarter of fiscal 2013. This resulted in offsetting changes to processing costs in the respective countries. During the first quarter of fiscal 2014, the Euro strengthened against the U.S. dollar by 2.7% from the fourth quarter of fiscal 2013 resulting in increased revenue and some increased costs. The Company’s financial statements will continue to be impacted by foreign currency volatility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

The Company's sales decreased 2.1%, or $0.8 million, to $35.1 million in the first quarter of fiscal 2014 from $35.9 million in the first quarter of fiscal 2013. During the first quarter of fiscal 2014, volume of product shipments remained similar as compared to the first quarter of 2013. The strengthening of the Euro accounted for an increase of revenue of approximately $0.7 million. Carbon fiber sales decreased 6.8%, or $1.9 million, to $26.8 million in the first quarter of fiscal 2014 from $28.7 million in the first quarter of fiscal 2013 due to decreased shipments to wind customers. Technical fiber sales increased 21.3%, or $1.4 million, to $8.0 million in the first quarter of fiscal 2014 from $6.6 million in the first quarter of fiscal 2013 due to increased shipments to aircraft brake customers.

The Company's cost of sales increased by 11.4%, or $3.0 million, to $29.8 million in the first quarter of fiscal 2014 from $26.8 million in the first quarter of fiscal 2013. The increase in cost of sales reflected increased inventory costs through reduced production levels. Costs of our primary raw material, acrylonitrile (ACN), increased by approximately 4.0% from the first quarter of fiscal 2013. Carbon fiber cost of sales increased by 6.2%, or $1.4 million, to $23.6 million for the first quarter of fiscal 2014 from $22.2 million for the first quarter of fiscal 2013. The increase in carbon fiber cost of sales reflected increased inventory costs due to reduced production levels. Technical fiber cost of sales increased by 43.7% or $1.8 million, to $5.9 million for the first quarter of fiscal 2014 from $4.1 million for the first quarter of fiscal 2013 as a result of increased sales of 21.3% as discussed above and increased inventory costs due to reduced production levels.

The Company's gross profit decreased by $3.8 million, to $5.3 million, or 15.0% of sales in the first quarter of fiscal 2014 from $9.1 million, or 25.3% of sales in the first quarter of fiscal 2013. During the first quarter of fiscal 2014, available unused capacity costs increased to $3.8 million compared to the first quarter of fiscal 2013 when gross margin was negatively impacted by $1.9 million of available unused capacity costs. Carbon fiber gross profit percentage decreased to 12.0% for the first quarter of fiscal 2014 compared to 22.8% for the first quarter of fiscal 2013. Carbon fiber gross profit decreased to $3.2 million from $6.5 million during these respective periods. The decreases in carbon fiber gross profit and margin resulted primarily from increased inventory costs due to decreased production levels. Technical fiber gross profit decreased to $2.0 million, or 25.6% of sales, in the first quarter of fiscal 2014 from $2.5 million, or 37.2% of sales, in the first quarter of fiscal 2013. The decreases in technical fiber gross profit and margin resulted from increased inventory costs due to reduced production levels.

Application and market development costs increased to $2.2 million in the first quarter of fiscal 2014 compared to $2.1 million for the first quarter fiscal 2013. These costs included product development efforts, product trials and sales and product development personnel and related travel. Targeted emerging applications include automobile components, offshore oil and gas drilling, fire/heat barrier, compressed natural gas (CNG), electrical transmission, consumer electronics and alternate energy technologies.

Selling, general and administrative expenses increased to $3.5 million in the first quarter of fiscal 2014 compared to $3.4 million in the first quarter of fiscal 2013. The Company recorded less than $0.1 million for the cost of employee and director services received in exchange for equity instruments under ASC 718 during the first quarter of fiscal 2014 and fiscal 2013.

Operating loss from the first quarter of fiscal 2014 was $0.4 million, a decline from operating income of $3.6 million reported during the first quarter of fiscal 2013. Carbon fiber operating income decreased to $1.6 million in the first quarter of fiscal 2014 from income of $4.6 million in the first quarter of fiscal 2013. Operating income from technical fibers decreased to $2.0 million in the first quarter of fiscal 2014 from $2.3 million in the first quarter of fiscal 2013. The decrease in operating income resulted primarily from the decrease in gross profit described above.

Loss on foreign currency translations was $1.3 million for the first quarter of fiscal 2014, compared to a loss of $0.1 million for the first quarter of fiscal 2013. During the three months ended December 31, 2013, the Euro and the U.S. dollar weakened in value against the HUF as compared to the three months ended December 31, 2012 when the Euro and U.S. dollar also weakened in value against the HUF. As most of the Company’s Hungarian accounts receivables are denominated in Euros and U.S. dollars, the weakening in value of the Euro and U.S. dollar resulted in a loss recognized in our Hungarian subsidiary. The translation of the Hungarian subsidiary’s financial statements from its functional currency (HUF) to U.S. dollars is not included in determining net income for the period but is recorded in accumulated other comprehensive loss in equity.

Other expense, net, was $0.5 million in the first quarter of fiscal 2014 compared to an income of $0.1 million in the first quarter of fiscal 2013. Other expense, net consists primarily of costs associated with our strategic alternative process and merger agreement with Toray which amounted to $0.3 million for the first quarter of 2014.

As of December 31, 2013, we have released uncertain tax positions due to the expiration of the statute of limitations, which recorded a tax benefit of $0.5 million. The Company tracks uncertain tax positions under the guidance of ASC 740-10. Income tax benefit was $0.1 million for the three months ended December 31, 2013, compared to an expense of $0.6 million for the three months ended December 31, 2012. During the first three months of fiscal 2014, the Company recognized expense of $0.3 million related to the local Hungarian municipality tax, and $0.1 million was recorded related to U.S. and Mexico minimum tax payments.  Our utilization of tax loss carryforwards for federal tax in Hungary is limited to only 50% of taxable income in fiscal 2014 and beyond. During the first three months of fiscal 2013, an expense of $0.2 million was incurred related to the local Hungarian municipality tax and less than $0.1 million was recorded related to U.S. and Mexico minimum tax payments.

The foregoing resulted in a net loss of $2.3 million for the first quarter of fiscal 2014 compared to net income of $3.0 million for the first quarter of fiscal 2013. Similarly, the Company reported losses of $0.07 per share on a basic and diluted basis for the first quarter of fiscal 2014 and income of $0.09 per share on a basic and diluted basis for the first quarter of fiscal 2013. The weighted average basic common shares outstanding were 34.4 million for the first quarters of both fiscal 2014 and 2013. The weighted average diluted common shares outstanding were 34.4 million for the first quarters of both fiscal 2014 and 2013.

Liquidity and Capital Resources

The Company believes its cash currently on hand, cash flow from operations, and cash available from unused credit facilities should be sufficient to fund its identified liquidity needs during fiscal 2014.

     Cash Provided By (Used In) Operating Activities

Operating activities provided $13.2 million of cash for the first quarter of fiscal 2014. The change in inventory levels provided $2.1 million of cash during the first quarter of fiscal 2014. The Company continues its efforts to increase sales. We expect to continue to reduce our inventory quantities as we align our production and sales levels. Cash flows were positively affected by depreciation of $5.0 million for the first quarter of fiscal 2014, which was included in the operating loss of $0.4 million. Accounts receivables decreased by $6.0 million during the first quarter of fiscal 2014 reflecting decreased sales. Payables and accrued expenses increased by $2.3 million.

Operating activities used $4.2 million of cash for the first quarter of fiscal 2013. Inventory levels used $11.8 million during the first quarter of fiscal 2013 in anticipation of increased sales levels, including increases in consigned inventory, which represented contractually required finished goods inventory levels for certain key customers. Cash flows were positively affected by depreciation of $4.7 million for the first quarter of fiscal 2013, which was included in the operating income of $3.6 million. Decreased sales decreased accounts receivables by $6.6 million during the first quarter of fiscal 2013.

Cash Used In Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2014 was $2.0 million, which primarily consisted of capital expenditures for existing production lines and new equipment. The change in property and equipment, net was primarily impacted by $2.0 million of capital expenditures and depreciation expense of $5.0 million.

Net cash used in investing activities for the first quarter of fiscal 2013 was $3.7 million, which primarily consisted of capital expenditures for existing production lines and new equipment. The change in property and equipment, net was also impacted by $2.9 million of capital expenditures and depreciation expense of $4.7 million.

     Cash Used In Financing Activities

Net cash used by financing activities was $2.1 million for the first quarter of fiscal 2014 resulting primarily from repayment of our notes payable.

Net cash used by financing activities was $1.6 million for the first quarter of fiscal 2013 resulting primarily from repayment of our notes payable.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The consolidated balance sheets of the Company's international subsidiaries, Zoltek Zrt. and Zoltek de Mexico, were translated from Hungarian Forints (HUF) and Mexican Pesos to U.S. dollars, respectively, at the exchange rates in effect at the applicable balance sheet date, while its consolidated statements of operations were translated using the average exchange rates in effect for the periods presented. The related translation adjustments are reported as other comprehensive income (loss) within shareholders' equity. Gains and losses from foreign currency transactions of Zoltek Zrt. are included in the results of operations in other expenses (income). The Company views as long-term its investments in Zoltek Zrt. and Zoltek de Mexico. Zoltek Zrt. has a functional currency of the HUF. As a result, the Company is exposed to foreign currency risks related to this investment. The HUF strengthened by 2.8% against the U.S. dollar during the first quarter of fiscal 2014. This currency fluctuation caused a decrease of $4.9 million in our accumulated other comprehensive loss for the three months ended December 31, 2013.

As of December 31, 2013, the Company had a long-term loan of $108.0 million to its Zoltek Zrt. subsidiary denominated in U.S. dollars. The potential loss in value of the Company's net foreign currency investment in Zoltek Zrt. resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the HUF against the U.S. dollar at December 31, 2013 and 2012 amounted to $10.8 million and $10.8 million, respectively. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment. In addition, Zoltek Zrt. routinely sells its products to customers located primarily throughout Europe in sales transactions that are denominated in foreign currencies other than the HUF. Also, Zoltek Zrt. has debt that is denominated in foreign currencies other than the HUF.

As of December 31, 2013, the Company had a long-term loan to its Zoltek de Mexico subsidiary. There is no potential loss in value of the Company's net foreign currency investment in Zoltek de Mexico resulting from an adverse change in quoted foreign currency exchange rate of the Mexican Peso against the U.S. dollar at December 31, 2013 because Zoltek de Mexico’s functional currency is the U.S. dollar. The Company does not expect repayment of the loan in the foreseeable future. As such, the Company considers this loan as a permanent investment.

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

We do not hold or issue derivative instruments for speculative trading purposes. We have interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, realized derivative gains and losses offset related results on hedged items in the consolidated statements of operations. We formally document, designate and assess the effectiveness of transactions that receive hedge accounting. As of December 31, 2013, there was no cash flow hedge ineffectiveness on interest rate swap agreements.

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

The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company’s actual results could differ materially from those in the forward-looking statements. The factors that might cause such differences include, among others, our ability to: (1) successfully adapt to recessionary conditions in the global economy and substantial volatility in order rates from our wind energy customers, including our principal customer Vestas Wind Systems; (2) penetrate existing, identified and emerging markets, including entering into new supply agreements with large volume customers; (3) continue to improve efficiency at our manufacturing facilities on a timely and cost-effective basis; (4) successfully add new planned capacity for the production of carbon fiber, prepregs and precursor raw materials and meet our obligations under long-term supply agreements; (5) operate profitably; (6) increase or maintain our borrowing at acceptable costs; (7) manage changes in customers’ forecasted requirements for our products; (8) continue investing in application and market development for a range of applications; (9) manufacture low-cost carbon fibers and profitably market them despite fluctuations in raw material and energy costs; (10) successfully operate our Mexican facility to produce acrylic fiber precursor and carbon fibers; (11) successfully continue operations at our Hungarian facility if natural gas supply disruptions occur; (12) successfully prosecute patent litigation; (13) successfully facilitate adoption of our carbon fibers by the auto industry for use in high-volume applications; (14) establish and grow prepreg capacity; (15) speed development of low-cost carbon fiber sheet molding compounds for the automotive industry pursuant to our global collaborative partnership with Magna Exteriors and Interiors; (16) resolve possible disputes with a group of shareholders that filed a Schedule 13D, including the group’s request for a special shareholders meeting to remove the current Board of Directors and elect new directors; (17) manage and respond to matters relating to our proposed merger with Toray, including without limitation (a) the occurrence of any event, change or other circumstances that could give rise to termination of the merger agreement before the merger is completed; (b) the outcome of any legal proceedings instituted against Zoltek and others following announcement of the merger agreement; (c) our ability to complete the proposed merger due to the failure of Zoltek, Toray or Merger Sub to satisfy the conditions to the merger; (d) potential employee retention difficulties as a result of the proposed merger; (e) disruption of our operations as a result of the merger; and (f) our ability to realize the benefits of the merger; and (18) manage the risks identified under "Risk Factors" in our filings with the SEC.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2013, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ZOLTEK COMPANIES, INC.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.

In September and October 2013, a total of 13 purported class actions arising out of the execution of the merger agreement were filed in the Circuit Court of St. Louis County, Missouri against Zoltek and Zoltek’s directors by purported shareholders of Zoltek. All but one of the lawsuits also named Toray and/or Merger Sub as defendants. The Circuit Court of St. Louis County, Missouri consolidated the actions under the caption In Re: Zoltek Companies, Inc. Shareholder Litigation, Cause No. 13-SL-CC-3419, on November 26, 2013 (the “Consolidated Action”). The Consolidated Action alleges, among other things, that (1) each of the Company’s directors breached his fiduciary duties to the Company’s shareholders in connection with approval of the transactions contemplated by the merger agreement, (2) the Company, Toray and Merger Sub aided and abetted the Company’s directors in such breaches of their fiduciary duties, and (3) the Company failed to disclose certain material information in the Definitive Proxy Statement. The Consolidated Action seeks, among other things, injunctive relief preventing the parties from completing the merger and directing the Company directors to account to the Company and the purported class for all damages suffered as a result of the breaches of fiduciary duties and awards of attorneys’ fees and expenses for the plaintiffs.

On January 15, 2014: (1) the parties agreed to withdraw certain pending discovery motions; (2) the lead plaintiffs agreed not to pursue injunctive or other relief to delay the Company’s Special Meeting of Shareholders or the consummation of the merger; (3) the Company agreed not to oppose a motion to be filed by the plaintiffs after the Special Meeting and consummation of the merger for leave to further amend the amended petition in the Consolidated Action; and (4) the Company agreed to furnish the lead plaintiffs copies of certain minutes of meetings of the Board of Directors, presentations made by Company management and the Company’s financial advisor, and confidentiality agreements executed by parties participating in the Company’s strategic alternatives evaluation process. These agreements were memorialized in a stipulated Order and Judgment entered by the Court on January 17, 2014.

The Company believes that the lawsuits are without merit and intends to defend against them vigorously. There can be no assurance, however, with regard to the outcome of this litigation.

Except as disclosed above, neither we nor any of our properties are currently subject to any material legal proceedings or other regulatory proceedings.

Item 6.      Exhibits.

See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zoltek Companies, Inc.
(Registrant)

Date: February 10, 2014	By:	/s/ ZSOLT RUMY
Zsolt Rumy
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2014	By:	/s/ ANDREW W. WHIPPLE
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